Form 10-Q
period 1996-09-30
VOXWARE INC
filed 1996-12-16
CIK 933454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended   September 30, 1996
                               -----------------------

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from
                              ------------------------

Commission File Number   333-08393
                       ----------------

                                 Voxware, Inc.
                                 -------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                         36-3934824
         -------------                                    -------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


                    ---------------------------------------


                             305 College Road East
                         Princeton, New Jersey  08540
                                  609-514-4100

                   ----------------------------------------

                  (Address, including zip code, and telephone number (including area code) of registrant's principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.     YES ________ NO  X    *
                                                       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class            Shares Outstanding at December 12, 1996
             ---------------------  ---------------------------------------
       Common Stock, $.001 par value         11,990,737


*All forms have been filed as required; the registrant has not been subject to such filing requirements for the past 90 days.

===============================================================================

                                 VOXWARE, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION
------------------------------

    Item 1.  Financial Statements                                                                  Page No.
                                                                                                   --------
             Statements of Operations (unaudited)
               Three months ended September 30, 1996 and 1995................................          3

             Balance Sheets
               September 30, 1996 (unaudited) and June 30, 1996..............................          4

             Statements of Cash Flows (unaudited)
               Three months ended September 30, 1996 and 1995................................          5

             Notes to Unaudited Financial Statements.........................................          6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................................          7

PART II - OTHER INFORMATION
---------------------------

             Other Information...............................................................         11

             Signatures......................................................................         12

PART I - FINANCIAL INFORMATION
------------------------------

     Item 1.  Financial Statements


                                 Voxware, Inc.
                           Statements of Operations
                     (In thousands, except per share data)


                                                      Three Months Ended
                                                         September 30,
                                                      -------------------
                                                       1996       1995
                                                       ----       ----
                                                         (unaudited)
Revenues:
     Product revenues                               $  1,151    $     93
     Service revenues                                     52          --
                                                    --------    --------
          Total revenues                               1,203          93
                                                    --------    --------
Cost of revenues:
     Cost of product revenues                             24           3
     Cost of service revenues                             26           2
                                                    --------    --------
          Total cost of revenues                          50           5
                                                    --------    --------
          Gross profit                                 1,153          88
                                                    --------    --------
Operating expenses:
     Research and development                          1,864         249
     Sales and marketing                                 801         107
     General and administrative                          857          74
                                                    --------    --------
          Total operating expenses                     3,522         430
                                                    --------    --------
          Operating loss                              (2,369)       (342)

Interest income                                           37          17
                                                    --------    --------
Net loss                                            $ (2,332)   $   (325)
                                                    ========    ========
Pro forma net loss per share (unaudited)            $  (0.25)   $  (0.04)
                                                    ========    ========
Shares used in computing pro forma net
  loss per share (unaudited)                           9,268       8,501
                                                    ========    ========

The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                                Balance Sheets
                       (In thousands, except share data)

                                                                                                            ProForma
                                                                                                          Stockholders'
                                                                                                             Equity
                                                                             September 30,    June 30,    September 30,
                                                                                 1996           1996          1996
                                                                             ------------     -------     ------------
                                                                              (unaudited)                  (unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                    $ 2,096       $ 3,837
  Accounts receivable, net of allowance for doubtful accounts of
      $100,000 and $25,000                                                         864           470
  Prepaid expenses                                                                  20            54
                                                                              --------      --------
      Total current assets                                                       2,980         4,361
Property and equipment, net                                                        697           611
Other assets, net                                                                  567           364
                                                                              --------      --------
                                                                               $ 4,244       $ 5,336
                                                                              ========      ========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                            $   445       $   194
   Accrued compensation and benefits                                               228           110
   Other accrued expenses                                                          652            61
   Deferred revenues                                                               186           109
                                                                              --------      --------
        Total current liabilities                                                1,511           474
                                                                              --------      --------
Redeemable Series A Convertible Preferred Stock                                  5,942         5,938       $        --
                                                                              --------      --------      ------------

Commitments and contingencies
Stockholders' equity (deficit):
   Preferred stock, $.001 par value, 10,000,000 shares authorized;
       6,000,000 Redeemable Series A Convertible shares issued
       and outstanding in 1996; no shares issued and outstanding
       pro forma                                                                    --            --                --
   Common stock, $.001 par value, 30,000,000 shares authorized;
       6,077,496 and 5,947,496 shares issued and outstanding;
       9,077,496 shares issued and outstanding pro forma                             6             6                 9
   Additional paid-in capital                                                    3,379         3,177             9,318
   Accumulated deficit                                                          (6,594)       (4,259)           (6,594)
                                                                              --------      --------      ------------
          Total stockholders' equity (deficit)                                  (3,209)       (1,076)            2,733
                                                                              --------      --------      ------------
                                                                            $    4,244       $ 5,336           $ 4,244
                                                                              ========      ========      ============


       The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                           Statements of Cash Flows
                                (In thousands)

                                                                 Three Months Ended
                                                                    September 30,
                                                                 -------------------
                                                                  1996        1995
                                                                  ----        ----
                                                                     (unaudited)
Operating activities:
   Net loss                                                      $(2,332)  $  (325)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                   56         7
      Provision for doubtful accounts                                100        --
      Changes in assets and liabilities:
           Accounts receivable                                      (494)      (36)
           Prepaid expenses                                           34        (9)
           Other assets                                             (203)       (1)
           Accounts payable                                          251         8
           Accrued compensation and benefits                         118        --
           Other accrued expenses                                    591        --
           Deferred revenues                                          77       (85)
                                                                 -------   -------
                Net cash used in operating activities             (1,802)     (441)
                                                                 -------   -------
Investing activities:
   Purchases of property and equipment                              (141)      (18)
                                                                 -------   -------
Financing activities:
   Proceeds from exercise of common stock warrants                   202        --
                                                                 -------   -------
  Decrease in cash and cash equivalents                           (1,741)     (459)
  Cash and cash equivalents, beginning of period                   3,837     1,523
                                                                 -------   -------
  Cash and cash equivalents, end of period                       $ 2,096    $1,064
                                                                 =======   =======

       The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                    Notes To Unaudited Financial Statements

1.      BASIS OF PRESENTATION

          The financial statements as of September 30, 1996 and for the three month periods ended September 30, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Registration Statement on Form S-1 which was declared effective on October 30, 1996 and in this report on Form 10-Q.

2.      SALE OF COMMON STOCK

          The Company has consummated an Initial Public Offering of Common Stock which closed on November 4, 1996 and December 4, 1996. The Company offered and sold an aggregate of 2,823,237 shares of Common Stock at an initial public offering price of $7.50. The net proceeds to the Company from the initial public offering, after payment of offering expenses, were approximately $18,440,000.

3.      PRO FORMA NET LOSS PER SHARE

          Pro forma net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the respective periods adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method. The calculation of shares used in computing pro forma net loss per share also includes 6,000,000 shares of Redeemable Series A Convertible Preferred Stock which converted into 3,000,000 shares of Common Stock upon the consummation of the Initial Public Offering, as if they were converted to Common Stock on their original date of issuance.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans and results to differ. Factors that may cause such differences include, but are not limited to, the rate of progress, if any, of the Company's product development programs and the uncertainty of acceptance of the Company's products in the marketplace, the uncertain development of the Internet and its use as a means for voice communications, the highly competitive nature of the Company's industry and the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into and maintain relationships with third parties (including Netscape Communications Corporation) and the Company's dependence on such third parties to develop and market products using the Company's technology and to develop a recurring revenue stream to the Company, the Company's ability to manage its growth, the costs involved in obtaining and enforcing patents and any necessary licenses, the Company's ability to obtain additional funds, and those other risks discussed in the Company's Registration Statement on Form S-1, File No. 333-08393.

Overview

    The Company develops, markets, licenses and supports a comprehensive, integrated set of digital speech processing technologies which provide the ability to compress, model and transform speech. From inception (August 20, 1993) to June 30, 1995, the Company's operating activities related primarily to performing research and development, recruiting personnel, raising capital and purchasing operating assets. The Company commenced product releases in July 1995 and, for accounting purposes, emerged from development stage commencing in July 1995. Since inception, the Company has raised approximately $8,838,000, net of offering costs, through private placements and approximately $18,440,000, net of offering costs, through the Initial Public Offering which was declared effective on October 30, 1996.

    The Company generates revenues from two sources: fees from product licenses and fees for services provided. Product revenues account for a majority of the Company's revenues. The Company's products are licensed primarily to software, computing and communications companies who incorporate the Company's products and technologies into their products. The Company generally negotiates contract terms with customers on a case by case basis, with arrangements that have historically included a combination of initial license fees, annual license fees or royalties. The Company expects a significant portion of its future revenues to be in the form of royalties or other recurring payments based on the sale by licensees of products that incorporate the Company's products. There can be no assurance that any product incorporating the Company's products and technologies will be marketed successfully by the Company's licensees. As of September 30, 1996, the Company has entered into approximately 20 license agreements which provide for recurring payments. It is the intention of the Company to continue to pursue license opportunities that include a recurring revenue component. Service revenues consist of customer support and engineering fees. Customer support services include providing updates and technical support to licensees of the Company's products. Engineering services include providing technical resources to support customer specific development efforts or porting the Company's technologies to specific customer platforms.

    Software product revenues are generally recognized upon shipment, provided that there are no significant post-delivery obligations and that payment is due within one year. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalty revenues are recognized in the period of customer shipment. Through September 30, 1996, an immaterial amount of royalty revenues have been recognized. Customer support revenues, including amounts bundled with license fees, are recognized over the term of the support period, which typically range from one to two years. Engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required. All research and development costs have been expensed as incurred.

    The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of September 30, 1996, the Company had an accumulated deficit of $6,594,000. Although the Company has experienced revenue growth in recent periods, the limited operating history of the Company makes the prediction of future results of operations impossible and, therefore, the Company's recent revenue growth should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. In addition, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including the level of usage of the Internet, the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by the Company's licensees that incorporate the Company's products, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of products developed by the Company and general economic conditions.

Results of Operations

 Three Months Ended September 30, 1995 and 1996

  Revenues

    Total revenues increased $1,110,000 from $93,000 in the three months ended September 30, 1995 to $1,203,000 in the three months ended September 30, 1996 as a result of the Company entering into an increasing number of license agreements providing customers with the right to use the Company's products and related services. The quarter ended September 30, 1995 was the first full quarter in which the Company's products and services were made commercially available. The Company's largest customer accounted for 21% of total revenues in the three months ended September 30, 1996.

    Product revenues increased $1,058,000 from $93,000 in the three months ended September 30, 1995 to $1,151,000 in the three months ended September 30, 1996. The dollar increase in product revenues was primarily due to the increased volume of licenses of the Company's products to new customers. Substantially all of the Company's product revenues were attributable to initial license fees.

    Service revenues were $52,000 for the three months ended September 30, 1996. There were no service revenues during the quarter ended September 30, 1995. Service revenues were primarily attributable to customer support and fees for engineering.

  Cost of Revenues

    Cost of product revenues increased $21,000 from $3,000 in the three months ended September 30, 1995 to $24,000 in the three months ended September 30, 1996. The increase in cost of product revenues was primarily due to the cost of product media and duplication, manuals and packaging materials related to the increased volume of licenses of the Company's products to new customers.

    Cost of service revenues consists primarily of the expenses associated with the staffing of a customer support group and engineering services, which consist primarily of employee compensation and equipment depreciation. Cost of service revenues increased $24,000 from $2,000 in the three months ended September 30, 1995 to $26,000 in the three months ended September 30, 1996. The dollar increase in cost of service revenues from the three months ended September 30, 1995 to the three months ended September 30, 1996 was primarily attributable to increased staffing of the Company's customer support and engineering groups.

  Operating Expenses

    The Company's operating expenses have continued to increase in each quarter since inception. This trend reflects the costs associated with the development of infrastructure, rapid growth and increased efforts to commercialize the Company's products and services. The Company believes that continued expansion of its operations is essential to enhance the Company's products and services and distribute them in targeted markets and expand the Company's installed user base. As a consequence, the Company intends to continue to increase expenditures in all operating areas.

    Research and development expenses primarily consist of employee compensation and equipment depreciation. Research and development expenses increased $1,615,000 from $249,000 in the three months ended September 30, 1995 to $1,864,000 in the three months ended September 30, 1996. The dollar increase in research and development expenses was primarily due to increasing the research and development staff from nine at September 30, 1995 to forty-four at September 30, 1996 and the costs associated with developing and enhancing the functionality of the Company's family of products. All research and development costs have been expensed as incurred. The Company believes that significant investments in research and development are required to establish and maintain competitive advantage. As a consequence, the Company intends to increase the absolute dollar level of research and development expenditures in future periods.

    Sales and marketing expenses consist primarily of employee compensation (including direct sales commissions), travel expenses, trade shows and costs of promotional materials. Sales and marketing expenses increased $694,000 from $107,000 in the three months ended September 30, 1995 to $801,000 in the three months ended September 30, 1996. The dollar increase in sales and marketing expenses was primarily due to the expansion of the Company's direct sales force from three at September 30, 1995 to thirteen at September 30, 1996 and increased expenses associated with the promotion and marketing of the Company's products and services. The Company intends to continue to intensify and expand its direct and tele-sales efforts and, as a result, intends to increase the absolute dollar level of sales and marketing expenses in future periods.

    General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $783,000 from $74,000 in the three months ended September 30, 1995 to $857,000 in the three months ended September 30, 1996. The dollar increase in general and administrative expenses was primarily due to increasing the administrative staff from three at September 30, 1995 to fifteen at September 30, 1996 and increased expenses related to insurance, rent, office expenses and professional services. The Company intends to increase the absolute dollar level of general and administrative expenses in future periods.

  Income Taxes

    As of September 30, 1996, the Company had approximately $5,700,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of September 30, 1996, the Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability of these deferred assets, primarily as a result of considering such factors as the Company's limited operating history, the volatility of the market in which it competes, the operating losses incurred to date and the operating losses anticipated in future periods.

Liquidity and Capital Resources

    As of September 30, 1996, the Company had $2,096,000 in cash and cash equivalents. Since inception, the Company has primarily financed its operations through the sale of equity securities. Cash of $441,000 and $1,802,000 was used to fund operations for the three months ended September 30, 1995 and the three months ended September 30, 1996, respectively. For the three months ended September 30, 1995 and the three months ended September 30, 1996, cash used in investing activities was $18,000 and $141,000 respectively, and was primarily related to purchases of equipment. For the three months ended September 30, 1996, cash provided by financing activities was $202,000 primarily attributable to the exercise of common stock warrants. All Series A Preferred Stock converted into Common Stock upon the closing of the Initial Public Offering.

    In October, 1996, the Company entered into a $2,000,000 revolving line of credit and a $500,000 equipment term loan with Silicon Valley Bank. Borrowings under the revolving line of credit will bear interest at the bank's prime lending rate and borrowings under the equipment term loan will bear interest at a rate of 1.0% over the bank's prime lending rate. As of September 30, 1996, no borrowings were outstanding.

    In November, 1996 and December, 1996, the Company closed on an initial public offering of Common Stock. The Company offered and sold 2,823,237 shares of Common Stock at an initial public offering price of $7.50. The net proceeds to the Company from the Initial Public Offering after payment of offering expenses were approximately $18,440,000.

    The Company has no material commitments other than those under normal building and equipment operating leases. The Company anticipates a substantial increase in its capital expenditures and operating lease arrangements in the year ending June 30, 1997 consistent with its anticipated growth. The Company anticipates continued major capital expenditures in the year ending June 30, 1997 primarily for additions to the Company's internal networking and computing infrastructure. The Company believes that the net proceeds of $18,440,000 obtained from the initial public offering and current cash balances will be sufficient to fund its working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of or investments in businesses, products and technologies, for at least eighteen months beyond October 30, 1996.

PART II - OTHER INFORMATION
---------------------------

    Item 5.   Other Information.  None.

    Item 6.   Exhibits and Reports on Form 8-K.

                (a)  Exhibits

    10.1 Loan Agreement dated October 31, 1996 between Silicon Valley and the Company.

    27        Financial Data Schedule.
                (b)  Reports on Form 8-K.  None.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 12, 1996


                                VOXWARE, INC.
                                (Registrant)



                                By: /s/ Michael Goldstein
                                    --------------------------------------------
                                    Michael Goldstein, President and
                                    Chief Executive Officer



                                By: /s/ Kenneth H. Traub
                                    --------------------------------------------
                                    Kenneth H. Traub, Executive Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial Officer)



                                By: /s/ Nicholas Narlis
                                    --------------------------------------------
                                    Nicholas Narlis, Controller,
                                    Chief Accounting Officer and Treasurer
                                    (Principal Accounting Officer)