Form 10-Q
period 1996-12-31
VOXWARE INC
filed 1997-02-13
CIK 933454

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended      December 31, 1996
                               -----------------------

[_]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ____________________

Commission File Number   333-08393
                       ----------------


                                 VOXWARE, INC.
                                 -------------

            (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                        36-3934824
    -------------------------------                         ----------------
    (State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                          Identification No.)

                             ---------------------

                             305 College Road East
                          Princeton, New Jersey  08540
                                  609-514-4100

                             ---------------------

                  (Address, including zip code, and telephone number (including area code) of registrant's principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.     YES   X    NO    *
                                            ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Shares Outstanding at February 12, 1997
    ---------------------            ---------------------------------------
 Common Stock, $.001 par value                12,466,983

================================================================================

                                 VOXWARE, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION
------------------------------

   Item 1.   Financial Statements                                       Page No.
                                                                        --------
             Statements of Operations (unaudited)
               Three and Six Months Ended December 31, 1996 and 1995....   3

             Balance Sheets
               December 31, 1996 (unaudited) and June 30, 1996..........   4

             Statements of Cash Flows (unaudited)
               Six Months Ended December 31, 1996 and 1995..............   5

             Notes to Unaudited Financial Statements....................   6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................   7

PART II - OTHER INFORMATION
---------------------------

             Other Information..........................................  12

             Signatures.................................................  13

PART I - FINANCIAL INFORMATION
------------------------------

   ITEM 1.   FINANCIAL STATEMENTS


                                 Voxware, Inc.
                            Statements of Operations
                     (In thousands, except per share data)

                                       Three Months Ended          Six Months Ended
                                          December 31,                December 31,
                                    -----------------------     ------------------------
                                       1996         1995           1996          1995
                                       ----         ----           ----          ----
                                          (unaudited)                  (unaudited)
Revenues:
  Product revenues                   $ 1,436      $   107        $ 2,587       $   200
  Service revenues                        76            1            128             1
                                    ---------   ----------      ---------     ---------
    Total revenues                     1,512          108          2,715           201
                                    ---------   ----------      ---------     ---------

Cost of revenues:
  Cost of product revenues                21            3             45             6
  Cost of service revenues                51            3             77             5
                                    ---------   ----------      ---------     ---------
    Total cost of revenues                72            6            122            11
                                    ---------   ----------      ---------     ---------
    Gross profit                       1,440          102          2,593           190
                                    ---------   ----------      ---------     ---------

Operating expenses:
  Research and development             2,074          324          3,938           573
  Sales and marketing                  1,086          199          1,887           306
  General and administrative             878          165          1,735           240
                                    ---------   ----------      ---------     ---------
    Total operating expenses           4,038          688          7,560         1,119
                                    ---------   ----------      ---------     ---------

    Operating loss                    (2,598)        (586)        (4,967)         (929)


Interest income                          189           16            226            34
                                    ---------   ----------      ---------     ---------
Net loss                             $(2,409)    $   (570)       $(4,741)      $  (895)
                                    =========   ==========      =========     =========
Net loss per share (unaudited)       $ (0.21)    $  (0.07)       $ (0.46)      $ (0.11)
                                    =========   ==========      =========     =========
Shares used in computing
  net loss per share (unaudited)      11,269        8,273         10,270         8,241
                                    =========   ==========      =========     =========

        The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                                 Balance Sheets
                       (In thousands, except share data)





                                                      December 31,    June 30,
                                                          1996          1996
                                                      ------------   ----------
                                                       (unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents                                $ 1,038     $ 3,837
  Short-term investments                                    18,603           -
  Accounts receivable, net of allowance for doubtful
   accounts of $200,000 and $25,000                          1,154         470
  Prepaid expenses                                              80          54
                                                      -------------  ----------
      Total current assets                                  20,875       4,361
Property and equipment, net                                    656         611
Other assets, net                                              467         364
                                                      -------------  ----------
                                                           $21,998     $ 5,336
                                                      =============  ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                   $ 2,283     $   365
   Deferred revenues                                           244         109
                                                      -------------  ----------
        Total current liabilities                            2,527         474
   Deferred rent                                               146           -
                                                      -------------  ----------
        Total liabilities                                    2,673         474
                                                      -------------  ----------
Redeemable Series A Convertible Preferred Stock                  -       5,938
                                                      -------------  ----------

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, $.001 par value, 10,000,000
    shares authorized; none and 6,000,000 Redeemable
    Series A Convertible shares issued and
    outstanding                                                  -           -
   Common stock, $.001 par value, 30,000,000 shares
    authorized; 12,466,983 and 5,947,496 shares
    issued and outstanding                                      12           6
   Additional paid-in capital                               28,317       3,177
   Accumulated deficit                                      (9,004)     (4,259)
                                                      -------------  ----------
          Total stockholders' equity (deficit)              19,325      (1,076)
                                                      -------------  ----------
                                                           $21,998     $ 5,336
                                                      =============  ==========


        The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                            Statements of Cash Flows
                 (In thousands, except share and warrant data)

                                                                                    Six Months Ended
                                                                                       December 31,
                                                                                -------------------------
                                                                                    1996          1995
                                                                                    ----          ----
                                                                                       (unaudited)
Operating activities:
 Net loss                                                                       $   (4,741)   $     (895)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                                        113            18
  Provision for doubtful accounts                                                      175           -
  Changes in assets and liabilities:
     Accounts receivable                                                              (859)          (61)
     Prepaid expenses                                                                  (26)           (8)
     Other assets                                                                     (104)          -
     Accounts payable and accrued expenses                                           1,918           175
     Deferred revenues                                                                 135           (71)
     Deferred rent                                                                     146           -
                                                                                -----------   -----------
       Net cash used in operating activities                                        (3,243)         (842)
                                                                                -----------   -----------

Investing activities:
 Purchases of short-term investments                                               (61,146)          -
 Maturities of short-term investments                                               42,543           -
 Purchases of property and equipment                                                  (157)          (69)
                                                                                -----------   -----------
       Net cash used in investing activities                                       (18,760)          (69)
                                                                                -----------   -----------

Financing activities:
 Proceeds from issuance of common stock, net                                        18,442           -
 Proceeds from exercise of common stock warrants                                       762           -
 Proceeds from sale of Redeemable Series A
     Convertible Preferred Stock                                                         -         3,954
                                                                                -----------   -----------
       Net cash provided by financing activities                                    19,204         3,954
                                                                                -----------   -----------

Increase (decrease) in cash and cash equivalents                                    (2,799)        3,043
Cash and cash equivalents, beginning of period                                       3,837         1,523
                                                                                -----------   -----------
Cash and cash equivalents, end of period                                             1,038         4,566
Short-term investments, end of period                                               18,603           -
                                                                                -----------   -----------
Cash and short-term investments, end of period                                  $   19,641    $    4,566
                                                                                ===========   ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
     Conversion of Redeemable Series A Convertible Preferred Stock
       to Common Stock                                                          $    5,938    $      -
     Accretion of redemption premium on Redeemable Series A
       Convertible Preferred Stock                                              $        4    $      -
     Cashless exercise of 377,500 warrants, converted at a rate of one-half share of Common Stock per warrant (converted to 188,750
       shares of Common Stock) in December 1996                                 $      -      $      -
                                                                                =========================


        The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                    Notes To Unaudited Financial Statements


1.     BASIS OF PRESENTATION

        The financial statements as of December 31, 1996 and for the three and six month periods ended December 31, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Registration Statement on Form S-1 which was declared effective on October 30, 1996, the Company's Form 10-Q for the quarter ended September 30, 1996, and in this report on Form 10-Q.

        The results of operations for the interim periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997 or any other future periods.

2.     SALE OF COMMON STOCK

        The Company consummated an Initial Public Offering of Common Stock which closed on November 4, 1996 and December 4, 1996. The Company offered and sold an aggregate of 2,823,237 shares of Common Stock at an initial public offering price of $7.50. The net proceeds to the Company from the initial public offering, after payment of offering expenses, were approximately $18,442,000.

3.     NET LOSS PER SHARE

        Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the respective periods adjusted for the dilutive effect of common stock equivalents, which consist of stock options and warrants, using the treasury stock method. The calculation of shares used in computing net loss per share also includes 6,000,000 shares of Redeemable Series A Convertible Preferred Stock which converted into 3,000,000 shares of Common Stock upon the consummation of the Initial Public Offering, as if they were converted to Common Stock on their original date of issuance.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

    The Company develops, markets, licenses and supports a comprehensive, integrated set of digital speech processing technologies which provide the ability to compress, model and transform speech. From inception (August 20, 1993) to June 30, 1995, the Company's operating activities related primarily to performing research and development, recruiting personnel, raising capital and purchasing operating assets. The Company commenced product releases in July 1995 and, for accounting purposes, emerged from the development stage commencing in July 1995. Since inception, the Company has raised net proceeds of approximately $28,329,000 as follows: approximately $8,838,000 through private placements; approximately $18,442,000 through the Initial Public Offering which was declared effective on October 30, 1996; and approximately $1,049,000 through other sales of equity securities, including exercises of all outstanding common stock warrants.

    The Company generates revenues from two sources: fees from product licenses and fees for services provided. Product revenues account for a majority of the Company's revenues. The Company's products are licensed primarily to software, computing and communications companies who incorporate the Company's products and technologies into their products. The Company generally negotiates contract terms with customers on a case by case basis, with arrangements that have historically included a combination of initial license fees and royalties and other recurring payments. One of the Company's objectives is to develop recurring revenue through entering into licensing agreements with third parties which provide for recurring payments such as royalties based on a percentage of licensees' sales or an agreed-upon amount per unit shipped, or pre-determined annual or other periodic payments. As a result, the timing and amount of the Company's revenues are substantially dependent on the timing and efforts of the Company's licensees in developing and marketing products incorporating the Company's products and technologies. There can be no assurance as to the timing or success of any licensee implementation or the timing or amount of recurring revenues from any licensee product. Since inception, the Company has entered into approximately 40 license agreements which provide for recurring payments and has recognized an aggregate of approximately $890,000 in recurring revenues (which includes royalty revenues and annual or other periodic payments). Service revenues consist of customer support and engineering fees. Customer support services include providing updates and technical support to licensees of the Company's products. Engineering services include providing technical resources to support customer specific development efforts or porting the Company's technologies to specific customer platforms.

    Software product revenues are generally recognized upon shipment, provided that there are no significant post-delivery obligations, the payment is due within one year and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalty revenues are recognized in the period of customer shipment. For the three and six months ended December 31, 1996, respectively, approximately $390,000 and $640,000 of recurring revenues (which includes royalty revenues and annual or other periodic payments) have been recognized. Customer support revenues, including amounts bundled with license fees, are recognized over the term of the support period, which typically ranges from one to two years. Engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required. All research and development costs have been expensed as incurred.

    The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of December 31, 1996, the Company had an accumulated deficit of $9,004,000. Although the Company has experienced revenue growth in recent periods, the limited operating history of the Company makes the prediction of future results of operations impossible and, therefore, the Company's recent revenue growth should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. In addition, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including the level of usage of the Internet, the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by the Company's licensees that incorporate the Company's products, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of products developed by the Company and general economic conditions.


Results of Operations

  Revenues

    Total revenues increased $1,404,000 from $108,000 in the three months ended December 31, 1995 to $1,512,000 in the three months ended December 31, 1996 as a result of the Company entering into an increasing number of license agreements providing customers with the right to use the Company's products and related services. On a year-to-date basis, total revenues increased $2,514,000 from $201,000 for the six months ended December 31, 1995 to $2,715,000 for the six months ended December 31, 1996. The Company's largest customer accounted for 17% and 18% of total revenues in the three and six month periods ended December 31, 1996, respectively.

    Product revenues increased $1,329,000 from $107,000 in the three months ended December 31, 1995 to $1,436,000 in the three months ended December 31, 1996. For the six months ended December 31, 1996, product revenues totaled $2,587,000 compared to $200,000 for the six months ended December 31, 1995, reflecting an increase of $2,387,000. These dollar increases in product revenues were primarily due to the increased volume of licenses of the Company's products to new customers. Approximately 73% and 75% of the Company's product revenues were attributable to initial license fees for the three and six month periods ended December 31, 1996, respectively, and 27% and 25% were attributable to royalties and annual or other periodic payments, respectively.

    Service revenues were $76,000 for the quarter ended December 31, 1996 compared to $1,000 for the quarter ended December 31, 1995 and $128,000 for the six months ended December 31, 1996 compared to $1,000 for the comparable six month period in 1995. Service revenues were primarily attributable to customer support and fees for engineering.

  Cost of Revenues

    Cost of product revenues increased $18,000 from $3,000 in the three months ended December 31, 1995 to $21,000 in the three months ended December 31, 1996. For the six months ended December 31, 1996, cost of product revenues totaled $45,000 compared to $6,000 for the comparable six month period in 1995, reflecting an increase of $39,000. These increases in cost of product revenues were primarily due to the costs of product media and duplication, manuals and packaging materials related to the increased volume of licenses of the Company's products to new customers.

    Cost of service revenues consists primarily of the expenses associated with the staffing of a customer support group and engineering services, which consist primarily of employee compensation and equipment depreciation. Cost of service revenues increased $48,000 from $3,000 in the three months ended December 31, 1995 to $51,000 in the three months ended December 31, 1996, and increased $72,000 from $5,000 for the six months ended December 31, 1995 to $77,000 for the six months ended December 31, 1996. These dollar increases in cost of service revenues from the three and six months ended December 31, 1995 to the three and six months ended December 31, 1996 were primarily attributable to increased staffing of the Company's customer support and engineering groups.

  Operating Expenses

    The Company's operating expenses have continued to increase in each quarter since inception. This trend reflects the costs associated with the development of infrastructure, rapid growth and increased efforts to commercialize the Company's products and services. The Company believes that continued expansion of its operations is essential to enhance the Company's products and services and distribute them in targeted markets and expand the Company's installed user base. As a result, the Company intends to continue to increase the absolute dollar level of expenditures in all operating areas in future periods.

    Research and development expenses primarily consist of employee compensation and equipment depreciation related to product research and development. Research and development expenses increased $1,750,000 from $324,000 in the three months ended December 31, 1995 to $2,074,000 in the three months ended December 31, 1996. For the six months ended December 31, 1996, research and development expenses were $3,938,000 compared to $573,000 for the six months ended December 31, 1995, reflecting an increase of $3,365,000. These dollar increases in research and development expenses were primarily due to increasing the research and development staff from nine at December 31, 1995 to fifty at December 31, 1996 and the costs associated with developing and enhancing the functionality of the Company's family of products. The Company believes that significant investments in research and development are required to establish and maintain competitive advantage and, as a result, the Company intends to increase the absolute dollar level of research and development expenditures in future periods.

    Sales and marketing expenses consist primarily of employee compensation (including direct sales commissions), travel expenses, trade shows and costs of promotional materials. Sales and marketing expenses increased $887,000 from $199,000 in the three months ended December 31, 1995 to $1,086,000 in the three months ended December 31, 1996. On a year-to-date basis, sales and marketing expenses increased $1,581,000 from $306,000 for the six months ended December 31, 1995 to $1,887,000 for the six months ended December 31, 1996. These dollar increases in sales and marketing expenses were primarily due to the expansion of the Company's sales force and marketing staff from three at December 31, 1995 to fourteen at December 31, 1996, and increased expenses associated with the promotion and marketing of the Company's products and services. The Company intends to continue to intensify and expand its direct and tele-sales efforts and, as a result, intends to increase the absolute dollar level of sales and marketing expenses in future periods.

       General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $713,000 from $165,000 in the three months ended December 31, 1995 to $878,000 in the
     three months ended December 31, 1996.   For the six months ended December
     31, 1996, general and administrative expenses totaled $1,735,000 compared to $240,000 for the six months ended December 31, 1995, reflecting a year-to-date increase of $1,495,000. These dollar increases in general and administrative expenses were primarily due to increasing the administrative staff from three at December 31, 1995 to twenty-one at December 31, 1996 and increased expenses related to insurance, rent, office expenses and professional services. The Company intends to increase the absolute dollar level of general and administrative expenses in future periods.

      Interest Income

       Interest income increased $173,000 to $189,000 for the quarter ended December 31, 1996 from $16,000 for the quarter ended December 31, 1995. On a year-to-date basis, interest income increased $192,000 to $226,000 for the six months ended December 31, 1996 compared to $34,000 for the six months ended December 31, 1995. These increases in interest income primarily reflect interest earned on the net proceeds from the Initial Public Offering closed during November and December 1996 (see "Liquidity and Capital Resources").

      Income Taxes

       As of December 31, 1996, the Company had approximately $8,100,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of December 31, 1996, the Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability of these deferred assets, primarily as a result of considering such factors as the Company's limited operating history, the volatility of the market in which it competes, the operating losses incurred to date and the operating losses anticipated in future periods.


     Liquidity and Capital Resources

       As of December 31, 1996, the Company had $1,038,000 in cash and cash equivalents and $18,603,000 in short-term investments. The Company's cash and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, the Company has primarily financed its operations through the sale of equity securities.

       Cash of $842,000 and $3,243,000 was used to fund operations for the six months ended December 31, 1995 and 1996, respectively. For the six months ended December 31, 1995, cash used in investing activities was $69,000 and was related to purchases of equipment. For the six months ended December 31, 1996, cash used in investing activities totaled $18,760,000 which reflects $18,603,000 in net purchases of short-term investments and $157,000 related to purchases of equipment. For the six months ended December 31, 1996, cash provided by financing activities totaled $19,204,000, reflecting $18,442,000 in net proceeds from the Initial Public Offering and $762,000 in proceeds from the exercise of common stock warrants. For the six months ended December 31, 1995, cash provided by financing activities totaled $3,954,000 and was attributable to the issuance of Series A Preferred Stock. All Series A Preferred Stock converted into Common Stock upon the closing of the Initial Public Offering.

       The Company maintains a $5,000,000 revolving line of credit and a $500,000 equipment term loan with Silicon Valley Bank. Borrowings under the revolving line of credit will bear interest at the bank's prime lending rate and borrowings under the equipment term loan will bear interest at a rate of 1.0% over the bank's prime lending rate. As of December 31, 1996, no borrowings were outstanding.

       In November 1996 and December 1996, the Company closed on an initial public offering of Common Stock. The Company offered and sold 2,823,237 shares of Common Stock at an initial public offering price of $7.50. The net proceeds to the Company from the Initial Public Offering after payment of offering expenses were approximately $18,442,000.

       The Company has no material commitments other than those under normal building and equipment operating leases. The Company anticipates a substantial increase in its capital expenditures and operating lease arrangements in the year ending June 30, 1997 consistent with its anticipated growth. The Company anticipates continued major capital expenditures in the year ending June 30, 1997 primarily for additions to the Company's internal networking and computing infrastructure. The Company believes that the net proceeds of $18,442,000 obtained from the initial public offering and current cash balances will be sufficient to fund its working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of, or investments in businesses, products and technologies for at least eighteen months beyond October 30, 1996.

     PART II - OTHER INFORMATION
     ---------------------------

       Item 5.  Other Information.  None.

       Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits
                      11.1  Statement re: Computation of Loss Per Share

                      27    Financial Data Schedule.

                  (b)  Reports on Form 8-K.  None.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:  February 12, 1997


                               VOXWARE, INC.
                               (Registrant)



                               By:  /s/ Michael Goldstein
                                    --------------------------------------
                                    Michael Goldstein, President and
                                    Chief Executive Officer



                               By:  /s/ Kenneth H. Traub
                                    --------------------------------------
                                    Kenneth H. Traub, Executive Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial Officer)



                               By:  /s/ Nicholas Narlis
                                    --------------------------------------
                                    Nicholas Narlis, Controller,
                                    Chief Accounting Officer and Treasurer
                                    (Principal Accounting Officer)