Form 10-Q
period 1997-03-31
VOXWARE INC
filed 1997-05-15
CIK 933454

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      March 31, 1997
                               ----------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from
                               ------------------------

Commission File Number   0-021403
                      --------------


                                  VOXWARE, INC.
                                  -------------

            (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                  36-3934824
------------------------------                  ------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)


                               -----------------


                             305 College Road East
                          Princeton, New Jersey 08540
                                 609-514-4100


                               ----------------

                  (Address, including zip code, and telephone number (including area code) of registrant's principal executive office)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.    YES X   NO
                                         ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Shares Outstanding at May 14, 1997
         ---------------------                ----------------------------------
     Common Stock, $.001 par value                        12,466,983



================================================================================

                                 VOXWARE, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION
------------------------------

   Item 1.   Financial Statements                                                               Page No.
                                                                                                -------
             Statements of Operations (unaudited)
               Three and Nine Months Ended March 31, 1997 and 1996......................            3

             Balance Sheets
               March 31, 1997 (unaudited) and June 30, 1996.............................            4

             Statements of Cash Flows (unaudited)
               Nine Months Ended March 31, 1997 and 1996................................            5

             Notes to Financial Statements..............................................            6

   Item 2.   Management's Discussion and Analysis of Results of Operations
             and Financial Condition....................................................            7


PART II - OTHER INFORMATION
---------------------------

             Other Information..........................................................           12

             Signatures.................................................................           13

PART I - FINANCIAL INFORMATION
------------------------------

   ITEM 1.  FINANCIAL STATEMENTS


                                  Voxware, Inc.
                            Statements of Operations
                      (In thousands, except per share data)

                                                        Three Months Ended                          Nine Months Ended
                                                              March 31,                                  March 31,
                                                  ------------------------------             ---------------------------------
                                                      1997               1996                    1997                1996
                                                  ------------       -----------             -------------       -------------
                                                            (unaudited)                                 (unaudited)
Revenues:
  Product revenues:
    Initial license fees                           $    1,647        $      504               $     3,619        $        704
    Royalties and recurring license fees                  688               -                       1,303                 -
                                                  ------------       -----------             -------------      --------------
     Total product revenues                             2,335               504                     4,922                 704
  Service revenues                                         77                 2                       205                   3
                                                  ------------       -----------             -------------      --------------
    Total revenues                                      2,412               506                     5,127                 707
                                                  ------------       -----------             -------------      --------------

Cost of revenues:
  Cost of product revenues                                103                 3                       148                   9
  Cost of service revenues                                 43                 5                       120                  10
                                                  ------------       -----------             -------------      --------------
    Total cost of revenues                                146                 8                       268                  19
                                                  ------------       -----------             -------------      --------------

    Gross profit                                        2,266               498                     4,859                 688
                                                  ------------       -----------             -------------      --------------

Operating expenses:
  Research and development                              2,104               630                     6,042               1,203
  Sales and marketing                                   1,165               331                     3,052                 637
  General and administrative                              778               298                     2,513                 538
                                                  ------------       -----------             -------------      --------------
    Total operating expenses                            4,047             1,259                    11,607               2,378
                                                  ------------       -----------             -------------      --------------

    Operating loss                                     (1,781)             (761)                   (6,748)             (1,690)

Interest income                                           259                51                       485                  85
                                                  ------------       -----------             -------------      --------------

Net loss                                           $   (1,522)        $    (710)               $   (6,263)         $   (1,605)
                                                  ============       ===========             =============      ==============

Net loss per share                                 $    (0.12)        $   (0.08)               $    (0.57)         $    (0.19)
                                                  ============       ===========             =============      ==============

Shares used in computing
  net loss per share                                   12,467             8,776                    11,008               8,421
                                                  ============       ===========             =============      ==============


        The accompanying notes are an integral part of these statements.

                                  Voxware, Inc.
                                 Balance Sheets
                        (In thousands, except share data)


                                                                                        March 31,      June 30,
                                                                                          1997           1996
                                                                                      -------------   ------------
                                                                                       (unaudited)
                                                      ASSETS
Current assets:
  Cash and cash equivalents                                                            $  1,075        $  3,837
  Short-term investments                                                                 16,324             -
  Accounts receivable, net of allowance for doubtful accounts of
      $263,200 and $25,000                                                                2,519             470
  Prepaid expenses                                                                          259              54
                                                                                      ----------      ----------
      Total current assets                                                               20,177           4,361
Property and equipment, net                                                                 603             611
Other assets, net                                                                           360             364
                                                                                      ----------      ----------
                                                                                       $ 21,140        $  5,336
                                                                                      ==========      ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                                               $  2,704        $    365
   Deferred revenues                                                                        440             109
                                                                                      ----------      ----------
        Total current liabilities                                                         3,144             474
                                                                                      ----------      ----------

Deferred rent                                                                               199             -
                                                                                      ----------      ----------
Redeemable Series A Convertible Preferred Stock                                             -             5,938
                                                                                      ----------      ----------
Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, $.001 par value, 10,000,000 shares authorized;
    none and 6,000,000 Redeemable Series A Convertible shares issued
    and outstanding                                                                         -               -
   Common stock, $.001 par value, 30,000,000 shares authorized;
       12,466,983 and 5,947,496 shares issued and outstanding                                12               6
   Additional paid-in capital                                                            28,317           3,177
   Unrealized loss on available-for-sale securities                                          (6)            -
   Accumulated deficit                                                                  (10,526)         (4,259)
                                                                                      ----------      ----------
          Total stockholders' equity (deficit)                                           17,797          (1,076)
                                                                                      ----------      ----------
                                                                                       $ 21,140        $  5,336
                                                                                      ==========      ==========


       The accompanying notes are an integral part of these statements.

                                  Voxware, Inc.
                            Statements of Cash Flows
                  (In thousands, except share and warrant data)

                                                                                           Nine Months Ended
                                                                                                March 31,
                                                                                    ---------------------------------
                                                                                        1997                 1996
                                                                                    -----------          ------------
                                                                                               (unaudited)
Operating activities:
   Net loss                                                                         $   (6,263)          $    (1,605)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                         170                   133
     Provision for doubtful accounts                                                       238                   -
     Changes in assets and liabilities:
           Accounts receivable                                                          (2,287)                 (422)
           Prepaid expenses                                                               (206)                    7
           Other assets                                                                      4                  (101)
           Accounts payable and accrued expenses                                         2,339                   327
           Deferred revenues                                                               331                   (42)
           Deferred rent                                                                   199                   -
                                                                                    -----------          ------------
                Net cash used in operating activities                                   (5,475)               (1,703)
                                                                                    -----------          ------------

Investing activities:
   Purchases of short-term investments                                                 (88,542)                  -
   Maturities of short-term investments                                                 72,212                   -
   Purchases of property and equipment                                                    (161)                 (240)
                                                                                    -----------          ------------
                Net cash used in investing activities                                  (16,491)                 (240)
                                                                                    -----------          ------------

Financing activities:
   Proceeds from issuance of common stock, net                                          18,442                   -
   Proceeds from exercise of common stock warrants                                         762                   -
   Proceeds from sale of Redeemable Series A
           Convertible Preferred Stock                                                     -                   5,931
                                                                                    -----------          ------------
                Net cash provided by financing activities                               19,204                 5,931
                                                                                    -----------          ------------

Increase (decrease) in cash and cash equivalents                                        (2,762)                3,988
Cash and cash equivalents, beginning of period                                           3,837                 1,523
                                                                                    -----------          ------------
Cash and cash equivalents, end of period                                                 1,075                 5,511
Short-term investments, end of period                                                   16,324                   -
                                                                                    -----------          ------------
Cash and short-term investments, end of period                                      $   17,399           $     5,511
                                                                                    ===========          ============


SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
           Conversion of Redeemable Series A Convertible Preferred Stock
                to Common Stock                                                     $    5,938           $       -
           Accretion of redemption premium on Redeemable Series A
                Convertible Preferred Stock                                         $        4           $         3
           Cashless exercise of 377,500 warrants, converted at a rate of one-half share of Common Stock per warrant (converted to 188,750
                shares of Common Stock) in December 1996                            $      -             $       -

                                                                                    =================================


       The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                         Notes To Financial Statements


1.             BASIS OF PRESENTATION

               The financial statements as of March 31, 1997 and for the three and nine month periods ended March 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Registration Statement on Form S-1 which was declared effective on October 30, 1996, the Company's Forms 10-Q for the quarters ended December 31, 1996 and September 30, 1996, and in this report on Form 10-Q.

               The results of operations for the interim periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997 or any other future periods.

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

               In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and, when adopted, will require restatement of prior years' earnings per share. If the Company had adopted SFAS No. 128 for the period ending March 31, 1997, there would have been no effect on earnings per share, on either the basic or diluted basis.

4.             REVENUE RECOGNITION

               The Company generates revenues from two sources: fees from product licenses and fees for services provided. Product revenues include a combination of initial license fees and recurring payments such as royalties based on a percentage of licensees' sales or units shipped, or pre-determined periodic license fees. Product revenues from initial license fees are generally recognized upon shipment, provided that there are no significant post-delivery obligations, the payment is due within one year and collection of the resulting receivable is deemed probable. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the Company's technology. Recurring product license fees are generally recognized at the inception of the renewal period, provided that there are no significant post-delivery obligations (if any delivery has been made), the payment is due within one year and collection of the resulting receivable is deemed probable. Service revenues from customer support, including the amounts bundled with initial or recurring license fees, are recognized over the term of the support period, which is typically one year. Service revenues from engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans and results to differ. Factors that may cause such differences include, but are not limited to, the rate of progress, if any, of the Company's product development programs and the uncertainty of acceptance of the Company's products in the marketplace, the uncertain development of the Internet and its use as a means for voice communications, the highly competitive nature of the Company's industry and the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into and maintain relationships with third parties and the Company's dependence on such third parties to develop and market products using the Company's technology and to develop a recurring revenue stream to the Company, the Company's ability to manage its growth, the costs involved in obtaining and enforcing patents and any necessary licenses, the Company's ability to obtain additional funds, and those other risks discussed in the Company's Registration Statement on Form S-1, File No. 333-08393.

            Overview

                  The Company develops, markets, licenses and supports digital speech processing and audio technologies and solutions. Voxware's MetaVoice(TM) and MetaSound(TM) coding technologies are designed to reproduce high-quality speech and audio while requiring very low communications bandwidth and processing power. Voxware's technologies enable users to create a new generation of audio-enhanced communications and interactive products for the Internet and other bandwith-constrained environments. The Company licenses its technologies, including its codecs and application-programming interfaces, to software, computing, communications, and entertainment companies.


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

                  The Company generates revenues from two sources: fees from product licenses and fees for services provided. Product revenues account for a majority of the Company's revenues. The Company's products are licensed primarily to software, computing and communications companies which incorporate the Company's products and technologies into their products. The Company generally negotiates contract terms with customers on a case by case basis, with arrangements that have historically included a combination of initial license fees and royalties and other recurring payments. One of the Company's objectives is to develop recurring revenue through entering into licensing agreements with third parties which provide for recurring payments such as royalties based on a percentage of licensees' sales or an agreed-upon amount per unit shipped, or pre-determined annual or other periodic payments. As a result, the timing and amount of the Company's revenues are substantially dependent on the timing and efforts of the Company's licensees in developing and marketing products incorporating the Company's products and technologies. There can be no assurance as to the timing or success of any licensee implementation or the timing or amount of recurring revenues from any licensee product. Since inception, the Company has entered into over 60 license agreements, the majority of which provide for recurring license or royalty payments. Service revenues consist of customer support and engineering fees. Customer support services include providing updates and technical support to licensees of the Company's products. Engineering services include providing technical resources to support customer specific development efforts or porting the Company's technologies to specific customer platforms.

                  Software product revenues are generally recognized upon
            shipment, provided that there are no significant post-delivery obligations, the payment is due within one year and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalty revenues are recognized in the period of customer shipment. For the three and nine months ended March 31, 1997, respectively, approximately $688,000 and $1,303,000 of royalties and recurring license fees have been recognized. Customer support revenues, including amounts bundled with license fees, are recognized over the term of the support period, which typically lasts for one year. Engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required. All research and development costs have been expensed as incurred.

                  The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of March 31, 1997, the Company had an accumulated deficit of $10,526,000. Although the Company has experienced revenue growth in recent periods, the limited operating history of the Company makes the prediction of future results of operations impossible and, therefore, the Company's recent revenue growth should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. In addition, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including the level of usage of the Internet, the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by the Company's licensees that incorporate the Company's products, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of products developed by the Company and general economic conditions.




            Results of Operations

               Revenues

                  Total revenues increased $1,906,000 from $506,000 in the three months ended March 31, 1996 to $2,412,000 in the three months ended March 31, 1997 as a result of the Company entering into an increasing number of license agreements providing customers with the right to use the Company's products and related services, and an increase in the amount of royalties and other recurring revenues recognized from customers who licensed the Company's products in previous periods. On a year-to-date basis, total revenues increased $4,420,000 from $707,000 for the nine months ended March 31, 1996 to $5,127,000 for the nine months ended March 31, 1997. One of the Company's largest customers accounted for 16% and 17% of total revenues in the three and nine month periods ended March 31, 1997, respectively, and another of the Company's largest customers accounted for 29% and 14% of total revenues in the three and nine month periods ended March 31, 1997, respectively.


                  Product revenues increased $1,831,000 from $504,000 in the three months ended March 31, 1996 to $2,335,000 in the three months ended March 31, 1997. For the nine months ended March 31, 1997, product revenues totaled $4,922,000 compared to $704,000 for the nine months ended March 31, 1996, reflecting an increase of $4,218,000. These dollar increases in product revenues were primarily due to the increased volume of licenses of the Company's products to new customers, and an increase in the amount of royalties and other recurring revenues recognized from customers who licensed the Company's products in previous periods. For the three and nine month periods ended March 31, 1997, approximately 71% and 74% of the Company's product revenues were attributable to initial license fees, respectively, and 29% and 26% were attributable to royalties and annual or other periodic payments, respectively. For the three and nine month periods ended March 31, 1996, all of the Company's product revenues were attributable to initial license fees.

                  During the three months ended March 31, 1997, the Company
            recognized $1,647,000 in initial license fees related to sixteen agreements, compared to $504,000 in initial license fees related to seven agreements for the three months ended March 31, 1996. For the nine months ended March 31, 1997, the Company recognized $3,619,000 in initial license fees related to thirty-eight agreements, compared to $704,000 in initial license fees related to fourteen agreements for the nine months ended March 31, 1996. Additionally, for the three months ended March 31, 1997, the Company recognized $688,000 in royalties and recurring product license fees, which were derived from a total of seven customers. For the nine months ended March 31, 1997, the Company recognized $1,303,000 in royalties and recurring product license fees, which were derived from a total of seven customers. Of those seven customers, one customer generated royalties or recurring product license fees in each of the three fiscal quarters during the nine months ended March 31, 1997, three customers generated royalties or recurring product license fees in the second and third fiscal quarters during the nine months ended March 31, 1997, and the remaining three customers generated royalties or recurring product license fees in the third fiscal quarter during the nine months ended March 31, 1997. No royalties or recurring product license fees were recognized during the three or nine months ended March 31, 1996.

                  Service revenues were $77,000 for the three months ended March
            31, 1997 compared to $2,000 for the three months ended March 31, 1996 and $205,000 for the nine months ended March 31, 1997 compared to $3,000 for the comparable nine month period ended March 31, 1996. Service revenues were primarily attributable to customer support and fees for engineering.

               Cost of Revenues

                  Cost of product revenues increased $100,000 from $3,000 in the three months ended March 31, 1996 to $103,000 in the three months ended March 31, 1997. For the nine months ended March 31, 1997, cost of product revenues totaled $148,000 compared to $9,000 for the comparable nine month period ended March 31, 1996, reflecting an increase of $139,000. These increases in cost of product revenues were primarily due to the costs of licensed technology, product media and duplication, manuals and packaging materials related to the increased volume of licenses of the Company's products to new customers.

                  Cost of service revenues consists primarily of the expenses associated with the staffing of a customer support group and engineering services, which consist primarily of employee compensation and equipment depreciation. Cost of service revenues increased $38,000 from $5,000 in the three months ended March 31, 1996 to $43,000 in the three months ended March 31, 1997, and increased $110,000 from $10,000 for the nine months ended March 31, 1996 to $120,000 for the nine months ended March 31, 1997. These dollar increases in cost of service revenues from the three and nine months ended March 31, 1996 to the three and nine months ended March 31, 1997 were primarily attributable to increased staffing of the Company's customer support and engineering groups.

               Operating Expenses

                  The Company's operating expenses have continued to increase in each quarter since inception. This trend reflects the costs associated with the development of infrastructure, rapid growth and increased efforts to commercialize the Company's products and services. The Company believes that, over the long term, continued expansion of its operations would enhance the Company's products and services and ability to distribute them in targeted markets and expand the Company's installed user base.

                  Research and development expenses primarily consist of
            employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses increased $1,474,000 from $630,000 in the three months ended March 31, 1996 to $2,104,000 in the three months ended March 31, 1997. For the nine months ended March 31, 1997, research and development expenses were $6,042,000 compared to $1,203,000 for the nine months ended March 31, 1996, reflecting an increase of $4,839,000. These dollar increases in research and development expenses were primarily due to increasing the research and development staff from eleven at March 31, 1996 to fifty at March 31, 1997 and the costs associated with developing and enhancing the functionality of the Company's family of products. The Company believes that significant investments in research and development are required to establish and maintain competitive advantage and, as a result, the Company intends to increase the absolute dollar level of research and development expenditures in future periods.

                  Sales and marketing expenses consist primarily of employee compensation (including direct sales commissions), travel expenses, trade shows and costs of promotional materials. Sales and marketing expenses increased $834,000 from $331,000 in the three months ended March 31, 1996 to $1,165,000 in the three months ended March 31, 1997. On a year-to-date basis, sales and marketing expenses increased $2,415,000 from $637,000 for the nine months ended March 31, 1996 to $3,052,000 for the nine months ended March 31, 1997. These dollar increases in sales and marketing expenses were primarily due to the expansion of the Company's sales force and marketing staff from four at March 31, 1996 to seventeen at March 31, 1997, and increased expenses associated with the promotion and marketing of the Company's products and services. The Company intends to continue to intensify and expand its direct and tele-sales efforts and, as a result, intends to increase the absolute dollar level of sales and marketing expenses in future periods.

                  General and administrative expenses consist primarily of
            employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $480,000 from $298,000 in the three months ended March 31, 1996 to $778,000 in the three months ended March 31, 1997. For the nine months ended March 31, 1997, general and administrative expenses totaled $2,513,000 compared to $538,000 for the nine months ended March 31, 1996, reflecting a year-to-date increase of $1,975,000. These dollar increases in general and administrative expenses were primarily due to increasing the administrative staff from seven at March 31, 1996 to twenty-one at March 31, 1997 and increased expenses related to insurance, rent, office expenses and professional services. The Company expects that the absolute dollar level of general and administrative expenses for the three months ended June 30, 1997 will remain fairly consistent with the absolute dollar level of general and administrative expenses for the three months ended March 31, 1997.

               Interest Income

                  Interest income increased $208,000 to $259,000 for the quarter ended March 31, 1997 from $51,000 for the quarter ended March 31, 1996. On a year-to-date basis, interest income increased $400,000 to $485,000 for the nine months ended March 31, 1997 compared to $85,000 for the nine months ended March 31, 1996. These increases in interest income primarily reflect interest earned on the net proceeds from the Initial Public Offering closed during November and December 1996 (see "Liquidity and Capital Resources").

               Income Taxes

                  As of March 31, 1997, the Company had approximately $9,600,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of March 31, 1997, the Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability of these deferred assets, primarily as a result of considering such factors as the Company's limited operating history, the volatility of the market in which it competes, the operating losses incurred to date and the operating losses anticipated in future periods.

            Liquidity and Capital Resources

                  As of March 31, 1997, the Company had $1,075,000 in cash and cash equivalents and $16,324,000 in short-term investments. The Company's cash and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, the Company has primarily financed its operations through the sale of equity securities.

                  Cash of $1,703,000 and $5,475,000 was used to fund operations for the nine months ended March 31, 1996 and 1997, respectively. For the nine months ended March 31, 1996, cash used in investing activities was $240,000 and was related to purchases of equipment. For the nine months ended March 31, 1997, cash used in investing activities totaled $16,491,000 which reflects $16,330,000 in net purchases of short-term investments and $161,000 related to purchases of equipment. For the nine months ended March 31, 1997, cash provided by financing activities totaled $19,204,000, reflecting $18,442,000 in net proceeds from the Initial Public Offering and $762,000 in proceeds from the exercise of common stock warrants. For the nine months ended March 31, 1996, cash provided by financing activities totaled $5,931,000 and was attributable to the issuance of Series A Preferred Stock. All Series A Preferred Stock converted into Common Stock upon the closing of the Initial Public Offering.

                  The Company maintains a $5,000,000 revolving line of credit with Silicon Valley Bank. Borrowings under the revolving line of credit will bear interest at the bank's prime lending rate. As of March 31, 1997, no borrowings were outstanding.

                  In November 1996 and December 1996, the Company closed on an initial public offering of Common Stock. The Company offered and sold 2,823,237 shares of Common Stock at an initial public offering price of $7.50. The net proceeds to the Company from the Initial Public Offering after payment of offering expenses were approximately $18,442,000.

                  The Company has no material commitments other than those under normal building and equipment operating leases. The Company anticipates increases in its capital expenditures and operating lease arrangements beyond March 31, 1997 consistent with its anticipated growth. The Company believes that the net proceeds of $18,442,000 obtained from the initial public offering and current cash balances will be sufficient to fund its working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of, or investments in businesses, products and technologies for at least the next twelve months.

            PART II - OTHER INFORMATION
            ---------------------------

              Item 5.   Other Information.  None.

              Item 6.   Exhibits and Reports on Form 8-K.

                          (a) Exhibits

                              10.1 Loan Modification Agreement dated May 5, 1997 between Silicon Valley Bank and the Company.

                              11.1  Statement re: Computation of Loss Per Share.

                              27    Financial Data Schedule.

                          (b) Reports on Form 8-K.  None.

                                  Signatures


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            Date:  May 14, 1997


                               VOXWARE, INC.
                               (Registrant)



                               By:   /s/ Michael Goldstein
                                     ---------------------------------
                                     Michael Goldstein, President and
                                     Chief Executive Officer




                               By:   /s/ Kenneth H. Traub
                                     ---------------------------------
                                     Kenneth H. Traub, Executive Vice President,
                                     Chief Financial Officer and Secretary
                                     (Principal Financial Officer)



                               By:   /s/ Nicholas Narlis
                                     ---------------------------------
                                     Nicholas Narlis, Controller,
                                     Chief Accounting Officer and Treasurer
                                     (Principal Accounting Officer)