Form 10-Q/A
period 1997-03-31
VOXWARE INC
filed 1997-06-06
CIK 933454

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q/A

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended      March 31, 1997
                               -----------------------

[_]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ____________________

Commission File Number   0-021403
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.     YES   X    NO
                                            ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Shares Outstanding at May 14, 1997
    ---------------------            ---------------------------------------
 Common Stock, $.001 par value                12,466,983

================================================================================

PART II - OTHER INFORMATION
---------------------------

        Item 6.  Exhibits and Reports on Form 8-K.

                   (a)  Exhibits

                        10.1 Loan Modification Agreement dated May 5, 1997 between Silicon Valley Bank and the Company.*

                        10.2 Agreement dated March 31, 1997 by and between the Company and Microsoft regarding the license of the Company's RT24 Codec.+

                        10.3 Letter Agreement dated April 17, 1997 by and between the Company and Microsoft clarifying Microsoft's rights under the RT24 Codec license.+

                        10.4 Agreement dated March 31, 1997 by and between the Company and Microsoft regarding the license of the Company's MetaSound Codec.+

                        11.1  Statement re: Computation of Loss Per Share*

                        27    Financial Data Schedule.*

                    (b) Reports on Form 8-K. None.

----------
*  previously filed.
+ A request for confidential treatment has been made for portions of such document.

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 4, 1997

                                        VOXWARE, INC.
                                        (Registrant)




                                        By: /s/Michael Goldstein
                                            -------------------------
                                             Michael Goldstein, President and
                                             Chief Executive Officer