Form 10-K
period 1997-06-30
VOXWARE INC
filed 1997-09-29
CIK 933454

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended      June 30, 1997
                           ---------------------

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from
                               ------------------------

Commission File Number   0-021403
                       --------------


                                  VOXWARE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                           36-3934824
------------------------------                            -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


                                  ---------

                              305 College Road East
                           Princeton, New Jersey 08540
                                  609-514-4100

                                  ---------

                   (Address, including zip code, and telephone
                  number (including area code) of registrant's
                           principal executive office)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $30,176,047 as of August 31, 1997, based upon the closing sale price of the Common Stock as quoted on the Nasdaq National Market. This amount excludes an aggregate of 4,839,000 shares of Common Stock held by executive officers, directors and by each entity that owns 5% or more of the Common Stock outstanding at August 31, 1997. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the registrant's Common Stock outstanding as of August 31, 1997 was 12,502,758.

                       DOCUMENTS INCORPORATED BY REFERENCE


As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement (the "Proxy Statement") for the registrant's fiscal 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.



                                  VOXWARE, INC.

                             FORM 10-K ANNUAL REPORT

                       For Fiscal Year Ended June 30, 1997

                                TABLE OF CONTENTS

PART I


Item 1.    Business ..................................................................................  3

Item 2.    Properties ................................................................................  13

Item 3.    Legal Proceedings .........................................................................  13

Item 4.    Submission of Matters to a Vote of Security Holder ........................................  13



PART II


Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters .................  15

Item 6.    Selected Financial Data....................................................................  16

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......  17

Item 8.    Financial Statements and Supplementary Data................................................  22

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......  22




PART III


Item 10.   Directors and Executive Officers of the Registrant ........................................  22

Item 11.   Executive Compensation ....................................................................  22

Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................  22

Item 13.   Certain Relationships and Related Transactions ............................................  22




PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................  23


Index to Financial Statements and Schedules .......................................................... F-1

===========================================================================================================

                                     PART I

     THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT VOXWARE'S INDUSTRY, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY VOXWARE'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH HEREIN UNDER "IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS," ATTACHED HERETO AS EXHIBIT 99, AS WELL AS THOSE NOTED IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.


ITEM 1.       BUSINESS.

Overview


     Voxware develops, markets, licenses and supports digital speech and audio technologies, solutions and applications. MetaVoice, the Company's innovative speech coding technology, is designed to reproduce high quality speech while requiring very low communications bandwidth and processing power. In addition to efficiently compressing speech, MetaVoice enables good quality speech reproduction even when data are lost and delayed, and provides a broad array of voice transformation capabilities. MetaSound, the Company's general audio coding technology built on core technology licensed from Nippon Telegraph and Telephone Corporation ("NTT"), was introduced during fiscal 1997 and is specifically suitable for high quality music compression. These technologies enable Voxware and its licensees to create a new generation of audio-enhanced communications and interactive products for the Internet and other bandwidth-constrained environments. The Company licenses its technologies to software and hardware companies for a wide range of applications and services including interactive computing and telephony over packet switched networks.


     To accelerate adoption of its technologies, the Company seeks to broadly license its products and establish strategic relationships with market leaders. The Company's initial emphasis has been to license its technologies to leading vendors of interactive computing applications such as America Online, Inc., Apple Computer, Inc., IBM Corporation, Microsoft Corporation, Netscape Communication Corporation, Prodigy Services Corporation and The Walt Disney Company as well as several smaller companies in this industry. The Company is also targeting the market for telephony over packet switched networks in which certain of the aforementioned companies participate. The Company's customers in the market for telephony over packet switched networks also include vendors of telephony hardware and related products and services such as Ariel Corporation, Dialogic Corporation, Intervoice, Inc., Linkon Corporation, Natural MicroSystems Corporation, Periphonics, Inc., and WorldCom, Inc.


Industry Background

     Due to the emergence of powerful low-cost processors and the growth of the Internet and other digital networks, the markets for digital speech technologies are expanding. Digital speech and audio technologies are increasingly being integrated into a variety of applications including Internet telephony, voice-enabled Web pages, Internet broadcasting, interactive games, voice messaging, wireless and satellite communications, multimedia computing and voice-enabled devices.

     The Internet is a collection of thousands of computer networks and millions of computer connections that enables individuals, businesses and institutions worldwide to communicate and to access and share information. Any computer using the open standard Internet Protocol can communicate with any other computer on the Internet. The universal, open connectivity of the Internet enables computer users to communicate using a variety of digital data types, including text, graphics, voice and video. In addition to the Internet itself, there has also been rapid growth in other networks based on the Internet Protocol: so-called "intranets" - private networks, and "extranets" - commercial networks designed with high-performance backbones, which may interconnect with the Internet. Both intranets and extranets may allow higher quality voice and multimedia services than is currently possible on the Internet.

     A combination of significant technological trends has led to the widespread adoption of the Internet by a growing number of individuals and business users. The proliferation of communication-enabled multimedia personal computers, the availability of intuitive, graphical Web browsers and an increasingly robust network infrastructure, have allowed widespread access to the Internet and have increased the use of the World Wide Web (the "Web") by a large number of users for a broader range of applications. The Web enables users to find, retrieve and link information on the Internet through a consistent graphical interface that makes the underlying complexities transparent to the user. In addition, the Web is an interactive environment, which facilitates the exchange of multimedia-rich information and entertainment content among users worldwide. As a result, the Web is changing the way in which people exchange information and communicate with each other. Various current estimates identify approximately 30 million Internet users in the U.S. and 70 million worldwide. According to the Global Internet Project, this number could grow to a quarter-billion users worldwide by the year 2000.


     The Company believes that adding high quality voice and audio communication capabilities to existing text and graphic applications for the Internet can broaden and enrich Internet users' communications. As multimedia and communications capabilities become prevalent components of personal computer systems, a market for voice, audio and video products for the Internet is emerging. Examples of emerging Internet voice and general audio applications are multimedia Web pages incorporating pre-recorded voice, point-to-point and multi-party telephony, telephony gateways linking Internet users to public and private telephone networks, broadcasting of live and pre-recorded content, voice messaging integrated with e-mail and Web pages and multiplayer games which allow participants to speak to one another.

In addition, given the natural preference for speech as a medium for communication and expression, voice capabilities are being added to a wide array of products. The rapidly declining cost and increasing power of digital signal processors ("DSPs") enable high quality voice using a fraction of the memory or bandwidth historically required at prices that are acceptable for a range of business and consumer applications. The increasing power of low cost DSPs makes it possible to record and transform speech and audio for a wide variety of products aimed at the consumer and business markets such as telephone answering machines, personal electronic organizers and voice-enabled toys. The growth of cellular telephony and improvements in radio and satellite technology have enabled the development of new wireless services. These services include voice paging systems, which are designed to deliver voice messages directly to a paging device without the need for a user to call in to receive a message, and hand-held satellite telephone systems, which are designed to allow mobile telephone service to and from remote locations.



The Challenge: High Quality Speech and Audio Products and Services

     The Internet was originally designed for conventional text data applications such as e-mail and file transfers. These applications can generally tolerate the low effective bandwidth, network congestion and inconsistent data delivery characteristic of the Internet. By contrast, real-time speech applications, which require continuously available bandwidth and suffer in the presence of delays or gaps, must address these challenges to deliver high quality speech over the Internet. Addressing these challenges effectively requires a high degree of compression, and technologies that minimize the perceptual effects of lost or missing data. Speech compression approaches, however, are limited by the constraints of available processing power and represent a trade-off between speech quality and the bandwidth required.

     Effective bandwidth on the Internet is limited to the lowest bandwidth component of the pathway taken by the data. Most individual users are limited by the transmission rates of their modems, typically 14.4 kilobits per second ("kbps"), 28.8 kbps or 33.6 kbps. Even on higher capacity connections, the effective bandwidth is often reduced by the need to share available capacity across many users. In addition, emerging multimedia applications on the Internet typically comprise simultaneous voice, video and data streams, which must share the available capacity, reducing the effective bandwidth available to voice data.

     The design of the Internet is fundamentally different from the architecture of conventional voice networks. The Internet is a "packet-switched" network which breaks down data into a series of smaller, discrete "packets" for transmission. Each packet of data travels independently through the network to the destination address, where application software reassembles the packets to recreate the original data set. Due to the tremendous growth of Internet usage and the higher bandwidth demands of multimedia applications and massive file transfers, congestion occurs routinely on the Internet. As currently designed, the Internet handles congestion by discarding or delaying packets or by sending packets from the same source along different pathways, which can result in packets sent in sequence arriving out of order. If the data packets represent a real-time speech stream, the listener may perceive a gap or "choppiness" as a result of missing, late-arriving or out-of-sequence packets.

     In part, these challenges can be addressed by compressing the speech signal, which decreases the number of bits required to encode and transmit the signal. Reducing the effective bandwidth required to transmit the speech data decreases the impact of congestion and inconsistent packet delivery. However, speech compression technologies represent a trade-off between the quality of speech delivered and the amount of bandwidth utilized. On the one hand, technologies that achieve high speech quality generally require high bandwidth, which can introduce unacceptable delays in delivery and make the speech playback vulnerable to choppiness. On the other hand, technologies that attempt to reduce bandwidth utilized typically offer unacceptable speech quality or require the use of high power or specialty microprocessors. Speech compression technologies are also limited by the constraints of the available processing power, which in the case of typical Internet users consists of general purpose microprocessors such as Intel's 486 and Pentium platforms.

     Although the Internet is one of the fastest growing markets for speech applications, several other significant markets also demand high-quality, very low bandwidth speech. Diverse applications such as voice pagers, satellite communications and low-cost electronic recording devices require high quality speech and audio compression which minimizes the bandwidth and/or the processor overhead required.


The Voxware Solution


     Voxware has developed a comprehensive, integrated set of speech and audio coding technologies specifically to address the challenges associated with real-time speech and audio communication over the Internet and other low bandwidth media and devices. MetaVoice and MetaSound are designed to deliver high quality speech and audio in a fraction of the bandwidth generally required by conventional compression solutions and within the constraints of available processing power. These characteristics are designed to make MetaVoice and MetaSound preferred solutions for speech and general audio communications in environments such as the Internet, wireless telephony and consumer and business products and devices where transmission bandwidth, processing power and storage capacity are limited. MetaVoice and MetaSound are designed to easily operate on a broad range of application platforms and processors. Voxware's technologies enable its customers to add new speech, music and general audio capabilities to their existing products and to create a new generation of integrated speech-, music- and audio-enabled products.

     The MetaVoice codec uses complex mathematical models that can accurately reproduce human speech based on a finite number of descriptive parameters. MetaVoice is currently capable of compressing speech data from a rate of 128 kbps to 2.4 kbps, enabling the creation of very small packets which are capable of flowing through the network more easily in the presence of congestion and low bandwidth. Similarly, MetaSound is currently capable of compressing music and general audio data from a rate of 706 kbps to as low as 8 kbps.

     For Internet speech applications, Voxware's technologies exhibit the following attributes, among others, relative to traditional technologies:

     o More graceful handling of lost, delayed or out-of-sequence packets through the Company's innovative transmission quality management technologies - QoT(TM). QoT technologies utilize a variety of strategies to maximize intelligibility and minimize delay of speech data through the packet network.

     o Enabling teleconferencing and other multiple voice stream applications in a way that does not require mixing at a central distribution point, resulting in lower cost and improved quality of service.

     o Requiring very low processing power which permits operation using a small fraction of the processing power on general purpose microprocessors (e.g. Intel Pentium).

     o Enhancing the ability to combine real-time speech with video and data streams by permitting more bandwidth to be allocated to non-speech data transmission.

     The Company believes that the low bandwidth and processing requirements of MetaVoice potentially have significant advantages in a variety of other markets, such as wireless telephony and certain consumer and business products. For instance, the efficient compression of MetaVoice could enable telecommunications providers to expand the capacity of their network systems. In addition, embedding MetaVoice on a wide variety of DSP chips could expand memory for digital answering machines, personal data assistants, voice-enabled toys and other products.

     MetaVoice also incorporates powerful capabilities for speech manipulation and special effects unique to its model of human speech. Based on these additional characteristics, the Company is developing technologies for manipulation of voice to modify voice identity, modulate pitch and alter playback speed.

     The MetaSound codecs were developed based on technology licensed from NTT. They are designed to compress a wide range of audio types and are specifically targeted at online music applications. The MetaSound codecs are available in four monaural bit rates - 8, 10, 16 and 24 kbps.


Core Technology

   MetaVoice and MetaSound Coding Technologies

     Voxware's innovative approach to speech coding, MetaVoice, is designed to achieve high speech quality with very low bandwidth and processing power requirements. The MetaVoice codec uses a mathematical model that can accurately reproduce human speech based on a finite number of descriptive parameters. To encode a speaker's voice, MetaVoice uses sophisticated mathematical algorithms which analyze input speech and extract accurate estimates of the model parameters. These parameters are converted into discrete values which can be compressed to relatively few "bits" of information for transmission. The receiving application converts these bits back to model parameters which MetaVoice's speech synthesis model uses to reconstruct a close perceptual approximation of the original speech. MetaVoice is currently capable of compressing speech data from 128 kbps to 2.4 kbps while still maintaining good quality speech.

     Two principal design choices, in combination, underlie MetaVoice's ability to produce high quality speech at low bandwidth:

     o Speech specific vs. general audio coding--MetaVoice is designed specifically to encode speech signals rather than music or other general audio signals. Speech signals typically contain only one voice at a time, whereas music and other general audio signals may contain dozens of simultaneous "voices"--both human and instrumental. Also, as compared to music signals, the rate at which speech signals change is limited by the human vocal apparatus. MetaVoice exploits these characteristics of speech to achieve greater compression than is generally achievable with general audio coding technologies.

     o Parametric vs. waveform coding--MetaVoice is a parametric codec, whereas most conventional speech codecs are waveform codecs which use linear prediction techniques to reduce the amount of information necessary to represent the input speech signal. When the number of bits used to represent the waveform is reduced below critical limits as the compression is increased, the linear prediction approach can no longer reproduce an accurate waveform, resulting in poor speech quality. At low bit rates, a properly engineered parametric codec such as MetaVoice is capable of delivering speech quality superior to that of a waveform codec.

     Despite the above advantages, few companies have developed or marketed a commercial speech-specific parametric compression system because of the technical challenges it presents. MetaVoice is designed (i) to operate within the processing and memory constraints of standard personal computers and embedded devices, (ii) to address real world challenges including variations in microphones, sound cards and room acoustics and the presence of background noise and (iii) to faithfully reproduce the widest possible range of voice types. The Company believes MetaVoice is the first 2.4 kbps speech codec to achieve widespread distribution on the Internet.


     In addition, MetaVoice technology is highly tolerant of lost data packets, making it well suited to Internet transmission. The codec is designed to predict successive information segments. If a packet is lost, the codec automatically interpolates across the information it has available, reducing the perceptual impact of the missing information. The Company has developed several different speech codecs based on MetaVoice technology. These include RT24, RT29, VR12 and VR15 which are designed to address varying needs in the marketplace.


     The Company's MetaSound codecs were developed based on core technology licensed from NTT. They are designed to compress a wide range of audio types and are specifically targeted at online music applications. The MetaSound codecs are available in four monaural bit rates - 8, 10, 16 and 24 kbps. The Company is also developing stereo versions of MetaSound as well as different bit rates for certain additional applications.


     The Company licenses its MetaVoice and MetaSound codecs to third parties for use in their products. The codecs are generally delivered to licensees in the form of software development kits ("SDKs") which provide a high level interface that simplifies integration of the codec into the licensee's application. The licensee of a codec receives an encoder to convert the speech and / or audio files into the appropriate format and a player to reconstruct the original speech and / or audio. Voxware's codecs operate on a wide range of processors, such as Intel's 486, Pentium, Pentium Pro and MMX, Motorola's PowerPC and 68040, SPARC, Digital's Alpha and other general purpose processors. The Company is currently porting its codecs to popular DSP processors. Voxware's SDKs provide a uniform environment for most popular operating systems, including Microsoft Windows 3.x, 95 and NT, Mac OS and several Unix platforms (see "Products"). The time required for a licensee to incorporate the Company's codecs into its product varies from as little as a few minutes in the case of preexisting software applications using standard interfaces, to several months in the case of devices requiring porting to new platforms or other adaptation of the codecs.


   QoT(TM) -- Quality of Transmission Management


     The Company has also developed QoT technology to enhance the quality of voice transmitted over the Internet or other IP networks. This technology manages the incoming data from the codec, interpolating the missing data to minimize perceptual degradation. Based on continuously updated measurements of network performance, Voxware's QoT technologies adjust the buffers on the receiving end, and send instructions to the transmitter on how data should be "packetized" for transmission. When the Internet is congested and is losing or delaying a relatively high percentage of packets, these technologies add error correction information into each outgoing packet. At the point of reception, playback buffers are dynamically shortened or lengthened and speech synthesis is manipulated to minimize delay and reduce the perception of choppiness.


   Voice Modeling:  VoiceFont(R) and Voice Effects Technologies

         MetaVoice's proprietary approach to coding the perceptually relevant attributes of the human voice are being developed for use in transforming voice attributes including pitch, timbre and timing. The Company has released its first version of VoiceFont, which enables the manipulation of a speaker's voice into a fixed set of transformations. The Company plans to continue its research of voice modeling for applications such as lip synchronization, text synchronization and mimicking a target voice.


The Voxware Strategy

     The Company's objective is to establish its core technologies as the preferred solutions for speech and audio communications in its target markets. The Company's strategy incorporates the following key elements:

   Extend Technological Leadership


     The Company has been a leader in delivering low bandwidth speech and audio compression on the Internet. The Company intends to continue to extend the functionality and uses of its core technologies. By continuing to invest in research and development, the Company believes that it can further improve its technologies, allowing it to deliver continued improvements in compression and quality performance.

   Target the Emerging Market for Internet Telephony

     The Company is developing technologies that are specifically designed to address issues associated with voice over data networks and seeks to license these technologies to software and hardware companies which are developing applications for this market. The market for Internet telephony software, hardware and services is at an early stage of development and as such, the Company is engaged in long-term initiatives in both product development and marketing in an effort to capitalize on the potential long-term growth of this nascent market. As a result, the Company expects to enter into lengthy product development programs and lengthy sales cycles in order to target the emerging market opportunities in Internet telephony.


   Accelerate Adoption of Technology Through Strategic Relationships


     The Company seeks to establish and extend strategic relationships with market leaders in order to rapidly achieve market penetration. The Company believes these strategic relationships broaden the Company's user base and accelerate adoption of the Company's core technologies.


   Deepen Market Penetration Through Broad Licensing Program


     The Company seeks to broadly license its MetaVoice and MetaSound technologies in market segments where complementary applications incorporating speech and audio can benefit from the low bandwidth requirements exhibited by MetaVoice and MetaSound. To date, the primary markets in which the Company is licensing its technologies include Internet telephony and conferencing, interactive games and consumer chat applications. The Company intends to seek to leverage the low bandwidth and processing requirements of its technologies to address a variety of applications beyond the Internet, such as wireless telephony, voice pagers, digital answering machines, audio-enabled toys, satellite communications and low-cost electronic recording devices.


   Build Multiple Distribution Channels


     The Company has established multiple channels for the distribution of its products to its targeted market segments. The Company's direct sales force combines field sales and telemarketing to reach software and hardware companies. The Company will seek to develop indirect marketing channels such as bundling agreements with OEMs and vendors of telephony hardware and related products and value added resellers. In addition, the Company engages in Internet-based distribution via its Web site.


   Develop Recurring Revenue Through Royalty-Based Licensing


     The Company's objective is for a significant portion of its future revenues to be in the form of royalties or other recurring payments based upon the sales of products by the Company's licensees which incorporate the Company's technologies. The Company has entered into license agreements providing for royalties and recurring payments and it is the intention of the Company to continue to pursue license opportunities that include a recurring revenue component. Due to the early stage of development of the Company's primary target markets, the Company expects that these royalty-based agreements will require several quarters in order to yield significant royalty revenues, if any, to the Company.



Products

     The Company has four product groups that leverage its core speech and audio processing core technologies: Software Development Kits ("SDKs"), Applications, Embedded Systems Products and Voice Modeling Products.

   Software Development Kits
     Voxware has developed several SDKs designed to enable customers to integrate real-time speech and audio into their products. These SDKs include Application Programming Interfaces (APIs) in various languages (e.g., C and C++) and operating systems, and comprehensive documentation. Additionally, Voxware provides application development and integration aid via its customer support organization for customers interested in accelerating application development activities. Available SDKs include:

     Voxware Compression Toolkit (VCT) - The VCT is a development API that enables integration into applications requiring speech or audio technology, providing access to Voxware's real-time, low-complexity, frequency domain codecs at data rates as low as 1,200 bps. Applications include one-way audio streaming over the Internet, compression of speech and audio for multimedia CD products, unified messaging applications, digital voice paging, digital answering machines, narrowband PCS devices, voice recording, Internet audio conferencing and music sampling over the Internet. The VCT is Voxware's broadest and most comprehensive toolkit, and includes Voxware's industry leading MetaVoice (speech) and MetaSound (audio) codecs.


     DirectVox SDK - The DirectVox product is an SDK designed specifically for online game developers interested in adding two-way, real-time voice to online Web games. DirectVox is designed to replace or augment text-based communications while a game is underway.

     Voxware Conferencing Platform (VCP) - The VCP is an SDK which enables Internet conferencing capabilities when integrated into Websites and other applications. Websites built using the VCP can enable voice- and audio-enhanced capabilities including audience participation in: product discussions, product tips and support exchanges, product feedback to a company, discussions of relevant issues related to the respective site, and an overall expansion from one-way Web promotion to a multi-dimensional information exchange.


   Applications

      Voxware's application products are pre-packaged, off-the-shelf software products that require no programming expertise to deploy. The Company has developed three WindowsTM-driven applications which utilize MetaVoice technology for communication on the Internet: VoxPhone, VoxChat and ToolVox.

     VoxPhone - VoxPhone is Voxware's Internet telephone client software, allowing users to speak with other H.323-compatible telephone users. VoxPhone allows users to take advantage of Voxware's speech coding and QoT technology. Users can talk to other H.323 phones individually, or conference up to 5 additional conversationalists.

     VoxChat - Using the VCP SDK, Voxware has developed the VoxChat Internet conferencing application for customers that would rather not build their own conferencing application. VoxChat is a scalable voice conferencing system that enables the creation of Internet and intranet-based conferences, broadcasts, public and private chat rooms, and distance learning venues. It is a client/server system that allows up to 200 users per server, offering real-time free-form or moderated audio conferencing over IP networks. It can be configured with different user limits, and allows text conferencing and Internet content. VoxChat is built on top of a highly scalable architecture that uses less processing power on the server than conventional architectures.

     ToolVox - The ToolVox system consists of an encoder, incorporating either the RT24 or the RT29HQ codecs which compress recorded speech files into the ".vox" file format, and a player which decodes the speech data to reproduce the original speech. The ToolVox system allows Web content providers to incorporate pre-recorded voice as part of their multimedia Web pages. The player is designed as a Netscape NavigatorTM or Microsoft Internet ExplorerTM plug-in (i.e., an add-in application which supplements the basic browser functionality) and as a helper application with other Web browsers.

     When configured as a plug-in, the player receives streaming audio data from the Web server and begins playback as soon as a small buffer is received, typically within a few seconds. In addition, ToolVox can play back music transmitted in MIDI format. Speech and MIDI data can stream simultaneously, allowing background music effects with narration.


   Embedded Systems Products
     Voxware also makes its leading speech and audio codecs available to customers building products that use digital signal processors (DSPs) to house the speech codecs. For example, consumer products, telephony DSP boards, and children's toys all use DSPs to process speech. Voxware is in the process of porting its speech and audio technologies to industry-leading DSPs such as those manufactured by Texas Instruments, Motorola, Hitachi, and others. Voxware offers codecs previously ported to DSPs, and undertakes new porting activities at customer requests on a case-by-case basis.


   Voice Modeling:  VoiceFont(R) and Voice Effects Technologies
     MetaVoice's proprietary approach to coding the perceptually relevant attributes of the human voice are being developed for use in transforming voice attributes including pitch, timbre and timing. The Company has released its first version of VoiceFont which enables the manipulation of a speaker's voice into a fixed set of transformations. The Company plans to continue its research of voice modeling for applications such as lip synchronization, text synchronization and mimicking a target voice.


Research and Product Development

     Voxware believes that continued timely development and introduction of new products are essential to establishing, maintaining and increasing its competitive position. The Company currently conducts most of its product development effort in-house. The Company also employs independent contractors to assist with certain product development and testing activities. The Company's Research and Development group consisted of 44 engineers and programmers as of August 31, 1997. Voxware intends to continue to emphasize core research and development.

     The Company has several products under development, including the following products scheduled for release during the fiscal year ending June 30, 1998:

   VIPSuite
     VIPSuite is designed to provide application developers access to Voxware's codecs and QoT technology and will be targeted specifically to developers of Internet telephony gateways and Internet telephones. VIPSuite is designed to leverage Voxware's codec research and Internet telephony expertise, resulting in an SDK built to address the challenges inherent in building real-time, two-way voice communication systems over the Internet, intranets, and corporate local area networks. VIPSuite will include Voxware's most advanced coding and Internet speech transmission technologies, enabling "Voice Over Internet Protocol" ("VoIP") developers to simultaneously improve voice quality while reducing speech latency and delay, bringing VoIP quality closer to the quality achievable over conventional telephone networks. Specifically, VIPSuite is designed to provide four integrated capabilities:


1. Speech coding, based on Voxware's MetaVoice coding technologies.
2. Frame loss concealment, which masks the perceptual impact of lost or delayed data by interpolating missing data automatically.
3. Adaptive Jitter Buffer Control, which minimizes latency due to irregular arrival of packets. 4. Adaptive Transmission Control, which automatically adds redundancy or "interleaves" frames to further reduce the impact of lost or dropped data.

VIPSuite is expected to begin shipping on host platforms in the quarter ending December 31, 1997.

   SC-3/6/10 Codec
     The SC-3/6/10 Codec is Voxware's latest MetaVoice codec under development, specifically designed for VoIP applications and intended to be included as part of future versions of VIPSuite. It is designed to be a three codec family, consisting of a communications quality codec at 3.2 kbps, a toll-quality codec at 6.4 kbps, and a wideband speech codec at approximately 10 kbps. SC-3/6 is expected to be released for software-based applications in the quarter ending December 31, 1997, and SC-10 is expected to be released for software-based applications by the quarter ending June 30, 1998. The SC-3/6/10 family has a special characteristic in that the lower-rate bit streams are expected to be embedded within the higher rate streams; thus the SC-6 would have embedded within it the SC-3 bit stream, and the SC-10 would have embedded within it the SC-6 and SC-3 bit streams. This arrangement is expected to have a number of practical advantages, allowing redundant information to be added to packets to improve robustness at low bandwidth, and allowing the system to adapt to changing bandwidth availability.


Strategic Relationships and Licensees

     The Company seeks to establish and extend strategic relationships with market leaders in order to rapidly achieve market penetration. The Company believes these strategic relationships will broaden the Company's user base and accelerate adoption of the Company's core technologies. The Company believes that such strategic relationships can provide early insight into and influence on future industry standards, offer access to leading edge technology and support optimization of the Company's technology on key computing platforms.

     The Company and Netscape are parties to a software license agreement pursuant to which Netscape has a license to use and distribute certain of Voxware's products, including the RT24 codec. Netscape has also made a minority equity investment in the Company and has a representative on the Company's Board of Directors. During the year ended June 30, 1997, license fee revenue earned from Netscape accounted for 16% of the Company's total revenues and 59% of the Company's royalties and recurring license fee revenues. The Netscape License Agreement may be terminated by Netscape at any time on 90 days notice. The Company believes that Netscape is reevaluating certain of its product plans as its business focus and objectives are shifting, and accordingly, there can be no assurance that Netscape will not terminate or seek to modify the Netscape license agreement in such a way that would reduce the revenue the Company earns from Netscape. If Netscape terminates the Netscape license agreement or does not incorporate and distribute the Company's products and technologies in its own products, the Company's business, operating results and financial condition will be materially adversely affected. The success of the Company is dependent on the ability of industry leaders such as Netscape and other of the Company's licensees to continue to achieve widespread distribution and acceptance of their products which incorporate the Company's products. Failure by Netscape and other of the Company's licensees to continue to achieve widespread distribution and acceptance of their products which incorporate the Company's products may have a material adverse effect on the Company's business, operating results and financial condition. See Exhibit 99 "Important Factors Regarding Forward-Looking Statements--Netscape Relationship."

     The Company broadly licenses its codecs and bundles its applications with the products of software and hardware companies. The Company generally seeks to obtain a combination of initial payments and recurring revenue payments from licensees. The amount and structure of these payments are dependent on many factors including the licensed codec or application, the licensee's intended application and target market. A majority of the Company's license agreements provide for a royalty payment or other recurring revenue stream to the Company. The Company believes that developing a recurring revenue stream will be a key to the Company's financial success. The Company's licensees have no obligation to develop or market products incorporating the Company's technologies. Whether a recurring revenue stream develops and the nature and amount of that revenue stream will depend on many factors, including the success of the Company's licensees in developing and selling products which incorporate the Company's technologies.


     The following table sets forth certain companies that have entered into license agreements with Voxware, the majority of which provide for potential recurring revenue streams:


America Online, Inc.                      Linkon Corporation                          USFI, Inc.
Andrea Electronics                        Lucent Technologies Inc.                    Unisys Corporation
Apple Computer, Inc.                      Microsoft Corporation                       VDOnet Corporation Ltd.
Disney Online                             Mpath Interactive, Inc.                     Vienna Systems Corporation
Dialogic Corporation                      Natural MicroSystems Corporation            White Pine Software, Inc.
IBM Corporation                           Netscape Communications Corporation         WorldCom, Inc.
InterVoice, Inc.                          Oracle Corporation                          Zoll Medical Corporation
LifeCycle Systems, Inc.                   Periphonics, Inc.

Sales, Marketing and Distribution

     The Company sells its products directly to software and hardware companies. The Company's direct sales force combines field and telemarketing personnel who focus on major Internet software developers, hardware OEMs, as well as Internet and telecommunication service providers.

     As of August 31, 1997, the Company had 24 direct sales and marketing personnel. Codec licensing is handled primarily through the direct field sales force. During the year ended June 30, 1997, the Company added sales offices in Europe and Asia in order to create business relationships with international software and hardware companies. The Company intends to continue to intensify and expand its overall sales efforts (which include direct, indirect and tele-sales efforts) and, as a result, intends to increase the absolute dollar level of sales and marketing expenses in future periods.


Customer Support

     The Company believes that customer support and engineering services are important competitive factors for its business. Customer support services include providing updates and technical support to licensees of the Company's products and porting the Company's technologies to specific software platforms that are considered industry standards. Engineering services include providing technical resources to support customer-specific development efforts, which include porting the Company's technologies to specific hardware platforms. The Company provides those services, along with product demonstration software, evaluation software and application notes via its customer support group and research and development group located in Princeton, New Jersey.



Competition

     The market for speech and audio technologies and products is intensely competitive. The Company expects competition to persist, intensify and increase in the future. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. The Company's competition for voice processing software products and services is primarily emerging from two sources: developers of speech compression algorithms and developers of software applications that incorporate speech. Direct competitors include DSP Group, Inc., Lernout & Hauspie Speech Products N.V. and Lucent Technologies Inc in the speech coding market and Electric Magic Co., FreeTel Communications, Netspeak Corp., PGP Inc., and VocalTec, Ltd., Inc. in the Internet applications market. Several of these companies are developing new products or enhancing existing products specifically to operate in low bandwidth environments. Companies that have developed low bit rate parametric speech compression technologies but do not currently compete with the Company directly include Texas Instruments, Incorporated and Digital Voice Services, Inc. The competition in the market for Internet telephony products, in particular, is intense. Many companies, including Intel Corporation, Microsoft and Netscape distribute free Internet telephony applications offering basic functionality. The availability of such free Internet telephony applications may increase pricing pressure on such applications, including the Company's VoxPhone products. In addition to the Company's current competitors, the Company expects other established companies, including large software companies, such as Microsoft, and telecommunications companies, such as interexchange carriers (such as AT&T Corp. and MCI Telecommunications), regional Bell operating companies and cable companies, to compete in the markets for speech compression technologies and digital speech applications, including Internet telephony. The ability of certain of the Company's competitors to bundle other services and products with voice products could put the Company at a competitive disadvantage.


Patents and Proprietary Information

     To date, the Company has applied for four patents relating to the Company's voice coding technology and related technologies. The Company expects to routinely file patent applications as deemed appropriate. The Company's success will depend in part on its ability to obtain patent protection for its products, preserve its trade secrets and operate without infringing the proprietary rights of other parties. There can be no assurance that patent applications to which the Company holds rights will result in the issuance of patents, or that any issued patents will provide commercially significant protection to the Company's technology, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information not covered by patents to which the Company owns rights or obtain access to the Company's know-how or that others will not claim to have or will not be issued patents which may prevent the sale of one or more of the Company's products. In addition, the laws of certain countries may not protect the Company's intellectual property. The software market has traditionally experienced widespread unauthorized reproduction of products in violation of manufacturers' intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce the manufacturers' intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. The Company's success is also dependent upon unpatented trade secrets which are difficult to protect. To help protect its rights, the Company requires employees and consultants to enter into confidentiality agreements that prohibit disclosure of the Company's proprietary information and requires the assignment to the Company of their ideas, developments, discoveries and inventions. There can be no assurance, however, that these agreements will provide adequate protection for the Company's trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosures.


Employees

     As of August 31, 1997, the Company had 86 full-time employees consisting of 44 in research and development, 24 in sales and marketing and 18 in administration and finance. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its employee relations are good.


ITEM 2.       PROPERTIES.

     The Company leases its principal facility, which contains approximately 18,000 square feet of office space in Princeton, NJ. The initial term of the lease for the Company's current office space will expire on May 31, 2003. In addition, the Company rents on a month-to-month basis approximately 1,000 square feet of office space in Oxfordshire, United Kingdom. The Company believes that existing facilities are adequate for operations through the year ending June 30, 1999 and that additional space will be available as needed thereafter.


ITEM 3.       LEGAL PROCEEDINGS.

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's business, operating results or financial condition.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company and their respective ages and positions with the Company as of August 31, 1997 were as follows:

                 Name                    Age                                  Position
                 ----                    ---                                  --------

     Michael Goldstein.............     44         President, Chief Executive Officer and Director
     Kenneth H. Traub..............     36         Executive Vice President, Chief Financial Officer,
                                                   Secretary and Director
     Bathsheba Malsheen..........       46         Chief Operating Officer
     J. Gerard Aguilar...........       30         Vice President, Research and Development and Director
     Steven J.Ott................       36         Vice President, Sales
     Nicholas Narlis.............       37         Vice President, Chief Accounting Officer and Treasurer

     Michael Goldstein has served as President and Chief Executive Officer and as a Director of the Company since January 1994. From April 1993 to December 1993, Mr. Goldstein served as Vice President of Business Development of Donovan Data Systems, Inc., a data processing service provider. From 1986 to March 1993, Mr. Goldstein was a consultant with McKinsey & Company, Inc., where he was an advisor to technology companies. From 1983 to June 1986, Mr. Goldstein served as Vice President of Macmillan Software Company, a scientific publisher and division of Macmillan, Inc. Mr. Goldstein holds an M.B.A. from the Harvard Graduate School of Business Administration and a Sc.B. from Brown University.

     Kenneth H. Traub is a co-founder of Voxware and has served as Executive Vice President, Chief Financial Officer and Secretary and as a Director of the Company since February 1995. From 1989 to February 1995, Mr. Traub held various management positions, including Corporate Vice President, with Trans-Resources, Inc., a diversified, multinational company, where Mr. Traub was responsible for acquisitions, financings and strategic planning. From January 1993 to February 1995, Mr. Traub was also President of Conservation Securities Corp., an investment company affiliated with Trans-Resources, Inc. Mr. Traub holds an M.B.A. from the Harvard Graduate School of Business Administration and a B.A. from Emory University.

     Bathsheba J. Malsheen, PhD has served as Chief Operating Officer of the Company since May 1997. She previously served as Vice President of OEM Licensing since joining Voxware in October 1996. From April 1990 to October 1996, Dr. Malsheen held various executive positions with Centigram Communications Corporation, a voice messaging company, most recently as General Manager of their Technology Business Unit and was responsible for licensing of text-to-speech software products. Previously, she worked for Speech Plus, Inc. where she served as Director of Speech Technology from 1985 to 1990. Dr. Malsheen holds a Ph.D. and M.A. from Brown University and a B.A. from Hofstra University.

     J. Gerard Aguilar is a co-founder of Voxware and has served as Vice President, Research and Development since January 1994 and as a Director of the Company since its incorporation in August 1993. Mr. Aguilar served as the Company's President and Secretary from its incorporation through January 1994 and Treasurer from its incorporation through June 1996. Prior thereto, Mr. Aguilar had been independently developing certain of the Company's technologies since 1991. Mr. Aguilar holds an M.S.E.E. and a B.S.E.E. from the Florida Institute of Technology.

     Steven J. Ott has served as Vice President, Sales of the Company since October 1994. From January 1990 to June 1994, Mr. Ott held various executive positions with Legent Corporation ("Legent"), a systems management software company, most recently as Vice President, Corporate Development. Prior to his appointment as Vice President, Corporate Development, Mr. Ott served as Director, North American Sales Programs and Regional Manager Northeast Sales for Legent. From 1987 to 1989, Mr. Ott served as District Sales Manager for Business Software Technology, Inc., a developer of systems management software. From 1982 to 1987, Mr. Ott served as Area Sales Manager for DBMS, Inc., a database and data administration software company. Mr. Ott holds a B.S. from Quinnipiac College.

     Nicholas Narlis has served as Vice President and Chief Accounting Officer of the Company since March 1997 and as Treasurer since June 1996. He previously served as Controller and Chief Accounting Officer from March 1996 through February 1997. From 1992 to March 1996, Mr. Narlis served in various capacities at Dendrite International, Inc., a sales force automation software and service company, including most recently Director of Finance. Previously, from 1983 to May 1992, Mr. Narlis worked for KPMG Peat Marwick where he served as a Senior Manager from 1989 to May 1992 in the New Jersey Audit Practice Unit. Mr. Narlis holds a B.S. from Rider University and is a Certified Public Accountant.





                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

Market Information

     The Company's Common Stock is traded on the National Market segment of The Nasdaq Stock Market under the symbol "VOXW." The Company commenced trading on The Nasdaq Stock Market on October 31, 1996. The following table sets forth the high and low sale prices as quoted on The Nasdaq Stock Market.

                                                               High       Low
                                                               ----       ---

Quarter ended December 31, 1996 (beginning October 31, 1996)  $  8.50  $ 6.375

Quarter ended March 31, 1997                                  $ 7.625  $  2.00

Quarter ended June 30, 1997                                   $  6.00  $  3.75


July 1, 1997 through September 25, 1997                       $  6.50  $  4.00

     As of September 25, 1997 there were approximately 242 holders of record of the Company's Common Stock. Because many of the Company's shares of Common Stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The Company has never declared or paid any cash dividends on its Common Stock. The Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.       SELECTED FINANCIAL DATA.


     The selected statement of operations data for the three years ended June 30, 1997 and the selected balance sheet data as of June 30, 1996 and 1997 have been derived from the financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, included elsewhere in this Form 10-K. The selected statement of operations data for the period from Inception (August 20, 1993) to June 30, 1994 and the balance sheet data as of June 30, 1994 and 1995 have been derived from the Company's audited financial statements not included herein. The selected statement of operations data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in the Prospectus.


                                                   Period from
                                                     Inception
                                                (August 20, 1993)            Fiscal Year Ended June 30,
                                                    to June 30,              --------------------------
                                                      1994              1995              1996              1997
                                                    --------          --------          --------          --------
                                                                (In thousands, except per share data)
Statement of Operations Data:
   Revenues:
     Product revenues:
             Initial license fees ................. $     --          $     --          $  1,256          $  5,432
             Royalties and recurring license fees .       --                --               238             1,996
                                                    --------          --------          --------          --------
                  Total product revenues ..........       --                --             1,494             7,428
                                                    --------          --------          --------          --------
     Service revenues .............................       --                --               113               351
               Total revenues .....................       --                --             1,607             7,779
   Cost of revenues:
        Cost of product revenues ..................       --                --                17               208
        Cost of service revenues ..................       --                --                28               164
                                                    --------          --------          --------          --------
               Total cost of revenues .............       --                --                45               372
                                                    --------          --------          --------          --------
               Gross profit .......................       --                --             1,562             7,407
                                                    --------          --------          --------          --------
   Operating expenses:
        Research and development ..................       93               537             2,497             7,845
        Sales and marketing .......................        9               332             1,084             4,124
        General and administrative ................      113               365               980             3,204
                                                    --------          --------          --------          --------
               Total operating expenses ...........      215             1,234             4,561            15,173
                                                    --------          --------          --------          --------
               Operating loss .....................     (215)           (1,234)           (2,999)           (7,766)
   Interest income ................................       --                65               132               722
                                                    --------          --------          --------          --------
   Net loss ....................................... $   (215)         $ (1,169)         $ (2,867)         $ (7,044)
                                                    ========          ========          ========          ========

   Net loss per share                                                                                     $  (0.62)
                                                                                                          ========
   Shares used in computing net loss per share                                                              11,301
                                                                                                          ========

                                                                                    June 30,
                                                                 ---------------------------------------------
                                                                  1994          1995        1996         1997
                                                                 ------        ------      ------       ------
Balance Sheet Data:
   Cash, cash equivalents and short-term investments....          $307         $1,523      $3,837       $16,469
   Working capital......................................           255          1,418       3,887        16,811
   Total assets.........................................           359          1,667       5,336        20,221
   Redeemable Series A Convertible Preferred Stock......           --            --         5,938          --
   Stockholders' equity (deficit).......................           306          1,556      (1,076)       17,191

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans and results to differ significantly from plans and results discussed in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Important Factors Regarding Forward-Looking Statements" attached hereto as
Exhibit 99.

Overview


     Voxware develops, markets, licenses and supports digital speech and audio technologies, solutions and applications. MetaVoice, the Company's innovative speech coding technology, is designed to reproduce high quality speech while requiring very low communications bandwidth and processing power. In addition to efficiently compressing speech, MetaVoice enables a broad array of voice transformation capabilities. MetaSound, the Company's general audio coding technology built on core technology licensed from Nippon Telegraph and Telephone Corporation, was introduced during fiscal 1997 and is specifically suitable for high quality music compression. These technologies enable Voxware and its licensees to create a new generation of audio-enhanced communications and interactive products for the Internet and other bandwidth-constrained environments. The Company licenses its technologies to software and hardware companies for a wide range of applications and services including interactive computing and telephony over packet switched networks.


     From inception (August 20, 1993) to June 30, 1995, the Company's operating activities related primarily to performing research and development, recruiting personnel, raising capital and purchasing operating assets. The Company commenced product releases in July 1995 and, for accounting purposes, emerged from the development stage commencing in July 1995. Since inception, the Company has raised net proceeds of approximately $28,501,000 as follows: approximately $8,838,000 through private placements; approximately $18,517,000 through its initial public offering which was declared effective on October 30, 1996; and approximately $1,146,000 through other sales of equity securities, including exercises of all outstanding common stock warrants.


     The Company generates revenues from two sources: fees from product licenses and fees for services provided. Product revenues account for a majority of the Company's revenues and consist of two components: initial license fees and royalties and recurring license fees. Voxware's products are licensed primarily to software and hardware companies which incorporate the Company's products and technologies into their products. The Company generally negotiates contract terms with customers on a case by case basis, with arrangements that have historically included one or more of the following: initial license fees, quarterly license fees, annual license fees or royalties based on the licensee's revenue generated or units shipped of products incorporating the Company's technologies. One of the Company's objectives is to develop recurring revenue through entering into licensing agreements with third parties which provide for royalties or other recurring payments. As a result, the timing and amount of the Company's revenues are substantially dependent on the timing and efforts of the Company's licensees in developing and marketing products incorporating the Company's products and technologies. There can be no assurance as to the timing or success of any licensee implementation or the timing or amount of recurring revenues from any licensee product. Since inception, the Company has entered into over 80 license agreements, approximately 69 of which provide for potential royalties and / or recurring license fees. To date the Company has recognized $2,234,000 in royalties and recurring license fees which were derived from 13 licensees. Service revenues consist of customer support and engineering fees. Customer support services include providing updates and technical support to licensees of the Company's products and porting the Company's technologies to specific software platforms that are considered industry standards. Engineering services include providing technical resources to support customer-specific development efforts, which include porting the Company's technologies to specific hardware platforms.


     Software product revenues are generally recognized upon shipment, provided that there are no significant post-delivery obligations, the payment is due within one year and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalty revenues are recognized in the period of customer shipment. For the three months and one year ended June 30, 1997, respectively, approximately $693,000 and $1,996,000 of royalties and recurring license fees have been recognized; since inception, $2,234,000 of royalties and recurring license fees have been recognized. Customer support revenues, including amounts bundled with license fees, are recognized over the term of the support period, which typically lasts one year. Engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required. All research and development costs have been expensed as incurred.

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of June 30, 1997, the Company had an accumulated deficit of $11,308,000. Although the Company has experienced revenue growth in recent periods, the limited operating history of the Company makes the prediction of future results of operations impossible and, therefore, the Company's recent revenue growth should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. In addition, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including the level of usage of the Internet, the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by the Company's licensees that incorporate the Company's products, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of products developed by the Company and general economic conditions.


Period to Period Comparisons

     The following table presents selected financial information for the periods indicated. This information has been derived from the Company's unaudited financial statements which, in the opinion of management, reflect all adjustments necessary to fairly present this information when read in conjunction with the financial statements and notes thereto included elsewhere in this Report on Form 10-K. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.


                                                                        Three Months Ended
                                      -----------------------------------------------------------------------------------------
                                      September    December    March      June       September    December   March      June
                                      30, 1995     31, 1995    31, 1996   30, 1996   30, 1996     31, 1996   31, 1997   30, 1997
                                       ------      --------    --------   --------   --------     --------   --------   --------
                                                      (In thousands, except per share data)
Statement of Operations Data:
   Revenues:
      Product revenues:
         Initial license fees           $  93        $ 107      $ 504       $ 552      $ 913      $ 1,059     $1,647   $ 1,813
         Royalties and
          recurring license fees           --           --         --         238        238          377        688       693
                                       ------       ------     ------     -------     -------     -------    -------     ------
            Total product revenues         93          107        504         790      1,151        1,436      2,335     2,506
      Service revenues                     --            1          2         110         52           76         77       146
                                       ------       ------     ------     -------     -------     -------    -------     ------
         Total revenues                    93          108        506         900      1,203        1,512      2,412      2,652
                                       ------       ------     ------     -------     -------     -------    -------     ------
   Cost of revenues:
         Cost of product revenues           3            3          3           8         24           21        103         60
         Cost of service revenues           2            3          5          18         26           51         43         44
                                       ------       ------     ------     -------     -------     -------    -------     ------
            Total cost of revenues          5            6          8          26         50           72        146        104
                                       ------       ------     ------     -------     -------     -------    -------     ------
            Gross profit                   88          102        498         874       1,153       1,440      2,266      2,548
                                       ------       ------     ------     -------     -------     -------    -------     ------
   Operating expenses:
         Research and development         249          324        630       1,294       1,863       2,074      2,104      1,804
         Sales and marketing              107          199        331         447         801       1,086      1,165      1,072
         General and administrative        74          165        298         442         857         878        778        691
                                       ------       ------     ------     -------     -------     -------    -------     ------
            Total operating expenses      430          688      1,259       2,183       3,521       4,038      4,047      3,567
                                       ------       ------     ------     -------     -------     -------    -------     ------
            Operating loss               (342)        (586)      (761)     (1,309)     (2,368)     (2,598)    (1,781)    (1,019)
   Interest income                         17           16         51          47          36         189        259        237
                                       ------       ------     ------     -------     -------     -------    -------     ------
   Net loss                            $ (325)      $ (570)    $ (710)    $(1,262)    $(2,332)    $(2,409)   $(1,522)     $(782)
                                       ======       ======     ======     =======     =======     =======    =======     ======
   Net loss per share (1)              $(0.04)      $(0.07)    $(0.08)    $ (0.14)    $ (0.25)    $ (0.21)   $ (0.12)    $(0.06)
                                       ======       ======     ======     =======     =======     =======    =======     ======
   Shares used in computing
         net loss per share             8,501        8,570     8,776        9,043       9,268      11,269     12,467    12,476
                                       ======       ======     ======     =======     =======     =======    =======     ======

(1) For periods prior to its initial public offering, reflects the conversion of the Company's Series A Preferred Stock into Common Stock. See Note 1 of "Notes to Financial Statements."

TOTAL REVENUES. The Company recognized revenues of $7,779,000 for the year ended June 30, 1997 compared to revenues of $1,607,000 for the year ended June 30, 1996. The Company had no revenues during the period from Inception to June 30, 1995. The three month period ended September 30, 1995 was the first full quarter in which the Company's products and services were made commercially available. Revenues have increased each quarter from the quarter ended September 30, 1995, and from the year ended June 30, 1996 to the year ended June 30, 1997 as the Company entered into an increasing number of license agreements providing customers with the right to use the Company's products and services, and as the Company recognized royalties and recurring license fees derived from customers which licensed the Company's products in previous periods. However, there can be no assurance that period-to-period revenue increases will continue in future periods.

     The Company's largest customer, Netscape Communications Corporation ("Netscape"), was a 4% stockholder as of June 30, 1997 and accounted for 16% and 31% of total revenues, respectively, for the years ended June 30, 1997 and 1996, and accounted for 59% and 100% of the Company's royalties and recurring license fee revenues, respectively, for the years ended June 30, 1997 and 1996. The Netscape license agreement may be terminated by Netscape at any time on 90 days notice. The Company believes that Netscape is reevaluating certain of its product plans as its business focus and objectives are shifting and, accordingly, there can be no assurance that Netscape will not terminate or seek to modify the Netscape license agreement in such a way that the would reduce the revenue the Company receives from Netscape. If Netscape terminates the Netscape license agreement or does not incorporate and distribute the Company's products and technologies in its own products, the Company's business, operating results and financial condition will be materially adversely affected.


     In addition, two other customers each accounted for 15% of revenues for the year ended June 30, 1997.


PRODUCT REVENUES. Product revenues totaled $7,428,000 and accounted for 95% of total revenues for the year ended June 30, 1997 compared to $1,494,000, which accounted for 93% of total revenues, for the year ended June 30, 1996. These dollar increases in product revenues were primarily due to the increased volume of licenses of the Company's products to new customers, and an increase in the amount of royalties and recurring license fees recognized from customers which licensed the Company's products in previous periods. In fiscal 1997, product revenues consisted of $5,432,000 in initial license fees (73% of product revenues) related to 56 agreements and $1,996,000 in royalties and recurring license fees (27% of product revenues) which were derived from a total of 13 customers. Included in product revenues for the year ended June 30, 1997 is $480,000 in fees earned by Voxware for product development efforts. For the year ended June 30, 1996, product revenues included $1,256,000 in initial license fees (84% of product revenues) related to 24 agreements and $238,000 (16% of product revenues) in royalties and recurring license fees which were derived from one customer, Netscape.


SERVICE REVENUES. Service revenues were primarily attributable to customer support and fees for engineering. During the year ended June 30, 1997, the Company recognized $351,000 in service revenues (5% of total revenues), compared to service revenues of $113,000 (7% of total revenues) for the year ended June 30, 1996. The increase in service revenues for the year ended June 30, 1997 compared to service revenues for the year ended June 30, 1996 is primarily attributable to an increase in the number of contracts entered into, the majority of which provide for service revenues which are recognized over the term of the respective contract.


GROSS PROFIT

COST OF PRODUCT REVENUES. Cost of product revenues consists primarily of costs of licensed technology, product media and duplication, manuals and packaging materials related to licenses of the Company's products to new customers. Cost of product revenues totaled $208,000 or 3% of product revenues for the year ended June 30, 1997 compared to $17,000 or 1% of product revenues for the year ended June 30, 1996. The increase in cost of product revenues for the year ended June 30, 1997 compared to the year ended June 30, 1996 is directly attributable to the increase in product revenues recognized during those periods.


COST OF SERVICE REVENUES. Cost of service revenues consists primarily of the expenses associated with the staffing of a customer support group and engineering services, which consist primarily of providing employee compensation and equipment depreciation. Cost of service revenues totaled $164,000 or 47% of service revenues for the year ended June 30, 1997 compared to $28,000 or 25% of product revenues for the year ended June 30, 1996. The absolute dollar increase in cost of services for the year ended June 30, 1997 compared to cost of services for the year ended June 30, 1996 is directly attributable to the increase in service revenues from fiscal 1996 to fiscal 1997.


OPERATING EXPENSES. On a year-to-year basis, operating expenses have increased significantly since inception, totaling $1,234,000, $4,561,000 and $15,173,000 for the years ended June 30, 1995, 1996 and 1997, respectively. This trend reflects the costs associated with the development of infrastructure, rapid growth and increased efforts to commercialize the Company's products and services. The Company believes that the infrastructure necessary to achieve its near term objectives has essentially been established and, as such, expects the near term quarterly level of operating expenses to remain fairly consistent with the amount incurred during the three months ended June 30, 1997.


RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses totaled $537,000, $2,497,000 and $7,845,000 for the years ended June 30, 1995, 1996 and
1997, respectively. These dollar increases in research and development expenses were primarily due to increasing the research and development staff from 6 at June 30, 1995 to 33 at June 30, 1996 to 49 at June 30, 1997, increases in external consulting costs and costs associated with developing and enhancing the functionality of the Company's family of products. The Company believes that the research and development infrastructure necessary to achieve its near term objectives has essentially been established and, as such, expects the near term quarterly level of research and development expenses to remain fairly consistent with the amount incurred during the three months ended June 30, 1997.

SALES AND MARKETING. Sales and marketing expenses consist primarily of employee compensation (including direct sales commissions), travel expenses, trade shows and costs of promotional materials. Sales and marketing expenses totaled $332,000, $1,084,000 and $4,124,000 for the years ended June 30, 1995, 1996 and
1997, respectively. These dollar increases in sales and marketing expenses were primarily due to the expansion of the Company's sales force and marketing staff from 3 at June 30, 1995 to 8 at June 30, 1996 to 24 at June 30, 1997, and increased expenses associated with the promotion and marketing of the Company's products and services. The Company intends to continue to intensify and expand its overall sales efforts (which include direct, indirect and tele-sales efforts) and, as a result, intends to increase the absolute dollar level of sales and marketing expenses in future periods.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses totaled $365,000, $980,000 and $3,204,000 for the years ended June 30, 1995, 1996 and 1997, respectively. These dollar increases in general and administrative expenses were primarily due to increasing the administrative staff from 3 at June 30, 1995 to 13 at June 30, 1996 to 18 at June 30, 1997, and increased expenses related to insurance, rent, office expenses and professional services. The Company believes that the general and administrative infrastructure necessary to achieve its near term objectives has essentially been established and, as such, expects the near term quarterly level of general and administrative expenses to remain fairly consistent with the amount incurred during the three months ended June 30, 1997.



INTEREST INCOME Interest income totaled $65,000, $132,000 and $722,000 for the years ended June 30, 1995, 1996 and 1997, respectively. The increase in interest income from fiscal 1995 to fiscal 1996 primarily reflects interest earned on the net proceeds from the Series A Convertible Preferred Stock financings consummated in December 1995 and March 1996. The increase in interest income from fiscal 1996 to fiscal 1997 primarily reflects interest earned on the net proceeds from the Company's initial public offering closed during November and December 1996 (see "Liquidity and Capital Resources" below).


INCOME TAXES. As of June 30, 1997, the Company had approximately $8,400,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards begin to expire in 2009. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. As of June 30, 1997, the effect of such limitations, if imposed, is not expected to be material.


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. As of June 30, 1997, the Company had deferred tax assets of approximately $4,400,000 relating primarily to net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance.


Liquidity and Capital Resources

     As of June 30, 1997, the Company had $10,627,000 in cash and cash equivalents and $5,842,000 in short-term investments. The Company's cash and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, the Company has primarily financed its operations through the sale of equity securities.

     Cash of $1,102,000, $3,274,000 and $6,564,000 was used to fund operations for the years ended June 30, 1995, 1996 and 1997, respectively. Additionally, cash used in investing activities was $101,000 and $586,000 for the years ended June 30, 1995 and 1996, respectively, and was related to purchases of equipment. In 1997, $6,021,000 was used in investing activities, primarily related to the increase in short-term investments. For the years ended June 30, 1995, 1996 and 1997, cash provided by financing activities totaled $2,419,000, $6,174,000 and $19,375,000, respectively. Cash provided by financing activities in 1995 related to the issuance of common stock. In 1996, $5,932,000 of cash provided by financing activities was attributable to the issuance of Series A Preferred Stock and $242,000 related to exercises of common stock warrants and options. All Series A Preferred Stock converted into Common Stock upon the closing of the Company's initial public offering. In 1997, $19,375,000 of cash was provided by financing activities, reflecting $18,517,000 in net proceeds from the initial public offering, $763,000 in proceeds from the exercise of common stock warrants and options and $95,000 from the issuance of common stock pursuant to the Employee Stock Purchase Plan.

     In October 1996, the Company entered into a $2,000,000 revolving line of credit with Silicon Valley Bank, which was amended to a $5,000,000 revolving line of credit in May 1997 (the "Credit Facility"). In addition to the revolving line of credit, the Credit Facility contains a lease component in the amount of $1,500,000 for the purpose of providing a facility for the financing of the lease stream of payments that the Company owes to an equipment lessor. Borrowings under the Credit Facility will bear interest at the bank's prime lending rate, which approximates the prime rate. The Credit Facility contains certain restrictive financial covenants including a minimum quick ratio, a minimum tangible net worth requirement, a maximum debt to tangible net worth ratio and certain other covenants, as defined in the agreement. In connection with the lease of the Company's office facility, the Company has outstanding a $300,000 standby letter of credit at June 30, 1997 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that the Company defaults on the lease. As this letter of credit was established under the terms of the Credit Facility, the Company has $4,700,000 available for borrowing under the Credit Facility. As of and during the year ending June 30, 1997 there were no amounts outstanding under the Credit Facility.

     In November 1996 and December 1996, the Company closed on an initial public offering of Common Stock. The Company offered and sold 2,823,237 shares of Common Stock at an initial public offering price of $7.50 per share. The net proceeds to the Company from the initial public offering after payment of offering expenses were approximately $18,517,000.

     The Company has no material commitments other than those under normal building and equipment operating leases. The Company anticipates increases in its capital expenditures and operating lease arrangements beyond June 30, 1997 consistent with its anticipated growth. The Company believes that its current cash, cash equivalents and short-term investments balances will be sufficient to fund its working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of, or investments in businesses, products and technologies at least through June 30, 1998.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company required by this Item are attached to this Report on Form 10-K beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.




                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning the Company's directors and regarding compliance with Section 16 of the Securities Exchange Act of 1934 required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

     The information concerning the Company's executive officers required by this Item is incorporated by reference herein to the section of this Report in
Part I, Item 4 entitled "EXECUTIVE OFFICERS OF THE COMPANY."


ITEM 11.      EXECUTIVE COMPENSATION.

     The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Company's Proxy Statement.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Company's Proxy Statement.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)          List of documents filed as part of this Form 10-K:

         1. FINANCIAL STATEMENTS. The financial statements listed in the accompanying Index to Financial Statements appearing on page F-1 are filed as part of this annual report on Form 10-K.

         2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of the Company for each of the years ended June 30, 1995, 1996 and 1997 is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of the Company.


                                  VOXWARE, INC.
                 Schedule II--Valuation and Qualifying Accounts

                         Allowance for Doubtful Accounts

                    Years Ended June 30, 1995, 1996 and 1997
                                 (in thousands)

                                                                                             Balance
                                  Balance at        Charged to Costs                          at End
                              Beginning of Period     and Expenses       Deductions          of Period
                              -------------------------------------------------------------------------


Year ended June 30, 1995             $--                  $--               $--                $--
                                     ====                 ====              ====               ===


Year ended June 30, 1996             $--                  $ 25              $--                $ 25
                                     ====                 ====              ====               ====


Year ended June 30, 1997             $ 25                $ 467              $ 92               $ 400
                                     ====                =====              ====               =====


     Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

         3. EXHIBITS. The following is a list of Exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, Exhibits which were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

Exhibit No.    Description

3.1            Certificate of Incorporation, as amended.**(1)
3.2            Bylaws.**(1)
10.1           Voxware, Inc. 1994 Stock Option Plan.**(1)
10.2           Form of Voxware, Inc. Stock Option Agreement.**(1)
10.3           Form of Indemnification Agreement.**(1)
10.4 Series A Preferred Stock Purchase Agreement, dated December 19, 1995, as amended.**(1)
10.5 Employment Agreement dated January 3, 1994, with Michael Goldstein, as amended.**(1)
10.6           Employment Agreement dated February 1, 1995, with Kenneth H.
               Traub.**(1)
10.7           Employment Agreement dated February 28, 1994, with J. Gerard
               Aguilar.**(1)

10.8           Employment Agreement dated August 15, 1994, with Steven J.
               Ott.**(1)
10.9           Technology Transfer Agreement Effective May 19, 1995, between
               Suat Yeldener Ph.D. and Voxware, Inc.**(1)+
10.10          Software License Agreement, dated January 31, 1996, with
               Netscape Communications Corporation.**(1)+
10.11          License Agreement, dated June 28, 1996 with America Online,
               Inc.**(1)+
10.12          License Agreement, dated September 26, 1995 with Microsoft
               Corporation.**(1)+
10.13          License Agreement, dated June 28, 1996 with USFI, Inc.**(1)+
10.14          License Agreement, dated March 29, 1996 with VDOnet Corporation
               Ltd.**(1)+
10.15          License Agreement, dated June 28, 1996 with Vienna Systems
               Corporation.**(1)+
10.16          Lease, dated April 10, 1996, between College Road Associates,
               Limited Partnership and the Company.**(1)
10.17          Acquisition Agreement, dated January 30, 1996, with K & F
               Software.**(1)
10.18          Stockholders Agreement, dated December 19, 1995, as
               amended.**(1)
10.19          License Agreement, dated September 13, 1996 with Lucent
               Technologies Inc.**(1)+
10.20          1996 Employee Stock Purchase Plan.**(1)
10.21          License Agreement, dated September 27, 1996 with Disney
               Online.**(1)+
10.22          Loan Agreement dated October 31, 1996 between Silicon Valley and the Company.**(2)
10.23          Loan Modification Agreement dated May 5,1997 between Silicon
               Valley Bank and the Company.**(3)
10.24          Agreement dated March 31, 1997 by and between the Company and
               Microsoft regarding the license of the Company's RT24
               Codec.**+(4)
10.25          Letter Agreement dated April 17, 1997 by and between the
               Company and Microsoft clarifying Microsoft's rights under the
               RT24 Codec license.**+(4)
10.26          Agreement dated March 31, 1997 by and between the Company and
               Microsoft regarding the license of the Company's MetaSound
               Codec.**+(4)
11.1           Computation of Per Share Earnings.
16.1           Letter from Ernst & Young LLP respecting change in certifying accountant.**(1)
23.1           Consent of Arthur Andersen LLP.*
27.1           Financial Data Schedule.*
99             Important Factors Regarding Forward-Looking Statements.*


-----------
*   Filed herewith.
** Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:
    (1) Filed in connection with Registration Statement on Form S-1 (File Number 33-08393).
    (2) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996.
    (3) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997.
    (4) Filed in connection with the Amendment to the Company's quarterly report on Form 10-Q/A for the quarter ended March 31, 1997.
+   Confidential treatment has been granted for portions of such document.

    (b) Reports on Form 8-K:

         No Current Report on Form 8-K was filed by the Company in the fourth quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VOXWARE, INC.


                                  By: /s/ Michael Goldstein
                                     ----------------------------------
                                  President and Chief Executive Officer


                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of MICHAEL GOLDSTEIN and KENNETH H. TRAUB, or either of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Michael Goldstein                       President and Chief Executive       September 18, 1997
------------------------------------
    Michael Goldstein                       Officer and Director (principal
                                            executive officer)

/s/ Kenneth H. Traub                        Executive Vice President,           September 18, 1997
------------------------------------
    Kenneth H. Traub                        Chief Financial Officer,
                                            Secretary and Director (principal
                                            financial officer)

/s/ J. Gerard Aguilar                       Director                            September 18, 1997
------------------------------------
   J. Gerard Aguilar

/s/ William J. Geary                        Director                            September 18, 1997
------------------------------------
    William J. Geary

/s/ Jordan S. Davis                         Director                            September 18, 1997
------------------------------------
    Jordan S. Davis

/s/ Andrew I. Fillat                        Director                            September 18, 1997
------------------------------------
    Andrew I. Fillat

/s/ David Roux                              Director                            September 18, 1997
------------------------------------
    David Roux

/s/ Richard M. Schell                       Director                            September 18, 1997
------------------------------------
    Richard M. Schell

/s/ Nicholas Narlis                         Vice President,                     September 18, 1997
------------------------------------
    Nicholas Narlis                         Chief Accounting Officer
                                            and Treasurer (principal
                                            accounting officer)


                                 VOXWARE, INC.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants....................................................................  F-2
Balance Sheets..............................................................................................  F-3
Statements of Operations....................................................................................  F-4
Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit).....................  F-5
Statements of Cash Flows....................................................................................  F-6
Notes to Financial Statements...............................................................................  F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Voxware, Inc.:

     We have audited the accompanying balance sheets of Voxware, Inc. (a Delaware corporation) as of June 30, 1997 and 1996 and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voxware, Inc. as of June 30, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



                                                          ARTHUR ANDERSEN LLP


Philadelphia, Pa.,
August 4, 1997

                                 VOXWARE, INC.

                                BALANCE SHEETS




                                                                                            June 30,
                                                                                --------------------------------
                                                                                     1996            1997
                                                                                ---------------  ---------------
                                                                                     (In thousands, except
                                                                                   share and per share data)
                                  ASSETS
Current assets:
     Cash and cash equivalents ................................................. $  3,837            $ 10,627
     Short-term investments ....................................................     --                 5,842
     Accounts receivable, net of allowance for doubtful accounts of
        $25 and $400 ...........................................................      470               2,822
     Prepaid expenses and other current assets .................................       54                 309
                                                                                 --------            --------
          Total current assets .................................................    4,361              19,600
Property and equipment, net ....................................................      611                 566
Other assets, net ..............................................................      364                  55
                                                                                 --------            --------
                                                                                 $  5,336            $ 20,221
                                                                                 ========            ========
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued expenses ..................................... $    365            $  2,312
     Deferred revenues .........................................................      109                 477
                                                                                 --------            --------
          Total current liabilities ............................................      474               2,789
                                                                                 --------            --------
Deferred rent ..................................................................     --                   241
                                                                                 --------            --------
Redeemable Series A Convertible Preferred Stock ................................    5,938                --
                                                                                 --------            --------

Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
     Preferred stock, $.001 par value, 10,000,000 shares authorized; 6,000,000
        Redeemable Series A Convertible shares issued and outstanding at June
        30, 1996; no shares issued and outstanding at June 30, 1997 ............     --                  --
     Common stock, $.001 par value, 30,000,000 shares authorized;
       5,947,496 and 12,497,258 shares issued and outstanding at June 30,
       1996 and 1997, respectively .............................................        6                  13
     Additional paid-in capital ................................................    3,177              28,488
     Unrealized loss on available-for-sale securities ..........................     --                    (2)
     Accumulated deficit .......................................................   (4,259)            (11,308)
                                                                                 --------            --------
          Total stockholders' equity (deficit) .................................   (1,076)             17,191
                                                                                 --------            --------
                                                                                 $  5,336            $ 20,221
                                                                                 ========            ========

       The accompanying notes are an integral part of these statements.

                                 VOXWARE, INC.

                           STATEMENTS OF OPERATIONS




                                                     Year Ended June 30,
                                         ---------------------------------------

                                            1995           1996       1997
                                            --------    --------    --------
                                           (In thousands, except per share data)
Revenues:
   Product revenues:
     Initial license fees ...............   $   --      $  1,256    $  5,432
     Royalties and recurring license fees       --           238       1,996
                                            --------    --------    --------
          Total product revenues ........       --         1,494       7,428
   Service revenues .....................       --           113         351
                                            --------    --------    --------
        Total revenues ..................       --         1,607       7,779
                                            --------    --------    --------
Cost of revenues:
   Cost of product revenues .............       --            17         208
   Cost of service revenues .............       --            28         164
                                            --------    --------    --------
     Total cost of revenues .............       --            45         372
                                            --------    --------    --------
                                                --         1,562       7,407
                                            --------    --------    --------
Operating expenses:
   Research and development .............        537       2,497       7,845
   Sales and marketing ..................        332       1,084       4,124
   General and administrative ...........        365         980       3,204
                                            --------    --------    --------
     Total operating expenses ...........      1,234       4,561      15,173
                                            --------    --------    --------
     Operating loss .....................     (1,234)     (2,999)     (7,766)
Interest income .........................         65         132         722
                                            --------    --------    --------
Net loss ................................   $ (1,169)   $ (2,867)   $ (7,044)
                                            ========    ========    ========

Net loss per share ......................                           $  (0.62)
                                                                    ========

Shares used in computing
    net loss per share
                                                                      11,301
                                                                    ========






       The accompanying notes are an integral part of these statements.

                                 VOXWARE, INC.

             STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                          Stockholders' Equity
                                                                                (Deficit)
                                          ------------------------------------------------------------------------------------




                                            Redeemable                                       Unrealized
                                             Series A                                         Loss on
                                           Convertible           Common Stock    Additional  Available-
                                            Preferred       ---------------------  Paid-in    for-Sale  Accumulated
                                              Stock          Shares      Amount    Capital   Securities   Deficit      Total
                                              -----          ------      ------    -------   ----------   -------      -----

                                                                      (in thousands, except share data)

Balance, June 30, 1994 ...................   $    --        4,122,496   $    4   $     518   $ --      $    (216)   $     306
     Sale of common stock ................        --        1,650,000        2       2,417     --           --          2,419
     Net loss ............................        --             --       --          --       --         (1,169)      (1,169)
                                             ---------    -----------   ------   ---------   ------    ---------    ---------
Balance, June 30, 1995 ...................        --        5,772,496        6       2,935     --         (1,385)       1,556
     Sale of Redeemable Series A
        Convertible Preferred Stock ......       5,931           --       --          --       --           --           --
     Exercise of common stock
        warrants .........................        --          115,000     --           172     --           --            172
       Exercise of common stock
        options ..........................        --           60,000     --            70     --           --             70
     Accretion of redemption
        premium on Redeemable
        Series A Convertible
        Preferred Stock ..................           7           --       --          --       --             (7)          (7)
     Net loss ............................        --             --       --          --       --         (2,867)      (2,867)
                                             ---------    -----------   ------   ---------   ------    ---------    ---------
Balance, June 30, 1996 ...................       5,938      5,947,496        6       3,177     --         (4,259)      (1,076)

     Exercise of common stock
        warrants .........................        --          696,250        1         760     --           --            761
     Accretion of redemption
        premium on Redeemable
        Series A Convertible
        Preferred Stock ..................           5           --       --          --       --             (5)          (5)
     Mandatory conversion of
        Redeemable Series A Convertible
        Preferred Stock ..................      (5,943)     3,000,000        3       5,940     --           --          5,943
     Issuance of common stock upon
        Initial Public Offering, net of
        offering costs of $1,175,000 .....        --        2,823,237        3      18,514     --           --         18,517
     Exercise of common stock
        options ..........................        --            5,000     --             2     --           --              2
     Issuance of common stock pursuant
        to Employee Stock Purchase Plan ..        --           25,275     --            95     --           --             95
     Unrealized loss on available-for-sale
        securities .......................        --             --       --          --         (2)        --             (2)
     Net loss ............................        --             --       --          --       --         (7,044)      (7,044)
                                             ---------    -----------   ------   ---------   ------    ---------    ---------
Balance, June 30, 1997 ...................   $    --      $12,497,258   $   13   $  28,488   $   (2)   $ (11,308)      17,191
                                             =========    ===========   ======   =========   ======    =========    =========





       The accompanying notes are an integral part of these statements.

                                  VOXWARE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thounuds)


                                                                                                       Year Ended June 30,
                                                                                         -------------------------------------------
                                                                                              1995            1996           1997
                                                                                          ---------       ---------       ---------
Operating activities:
  Net loss .........................................................................      $  (1,169)      $  (2,867)      $  (7,044)
  Adjustments to reconcile net loss to net cush used in
   operating activities:
   Depreciation and amortization ...................................................             17             104             222
   Provision for doubtful accounts .................................................           --                25             467
   Changes in assets and liabilities:
       Accounts receivable .........................................................           --              (495)         (2,819)
       Prepaid expense and other current assets ....................................             (5)            (49)           (255)
       Other assets ................................................................             (3)           (355)            309
       Accounts payable and accrued expenses .......................................             58             254           1,947
       Deferred revenues ...........................................................           --               109             368
       Deferred rent ...............................................................           --              --               241
                                                                                          ---------       ---------       ---------
           Net cash used in operating activities ...................................         (1,102)         (3,274)         (6,564)
                                                                                          ---------       ---------       ---------

Investing activities:
  Purchases of short-term investments ..............................................           --              --          (105,325)
  Maturities and sales of short-term investments ...................................           --              --            99,481
  Purchases of property and equipment ..............................................           (101)           (586)           (177)
                                                                                          ---------       ---------       ---------
           Net cash used in investing activities ...................................           (101)           (586)         (6,021)
                                                                                          ---------       ---------       ---------

Financing activities:
  Proceeds from issuance of common stock, net ......................................          2,419            --            18,517
  Proceeds from exercise of common stock warrants ..................................           --               172             761
  Proceeds from exercise of common stock options ...................................           --                70               2
  Proceeds from sale of Redeemable Series A
       Convertible Preferred Stock .................................................           --             5,932            --
  Issuance of common stock pursuant to Employee Stock Purchase Plan ................           --                --              95
                                                                                          ---------       ---------       ---------
           Net cash provided by financing activities ...............................          2,419           6,174          19,375
                                                                                          ---------       ---------       ---------

Increase in cash and cash equivalents ..............................................          1,216           2,314           6,790
Cash and cash equivalents, beginning of period .....................................            307           1,523           3,837
                                                                                          ---------       ---------       ---------
Cash and cash equivalents, end of period ...........................................          1,523           3,837          10,627
Shom-term investments, end of period ...............................................           --                --           5,842
                                                                                          ---------       ---------       ---------
Cash and short-term investments, end of period .....................................      $   1,523       $   3,837       $  16,469
                                                                                          =========       =========       =========


SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
       Conversion of Redeemable  Series A Convertible Preferred Stock
           to Common Stock .........................................................      $    --         $    --         $   5,943
       Accretion of redemption premium on Redeemable Series A
           Convertible Preferred Stock .............................................      $    --         $       7       $       5
       Cashless exercise of 377,500 warrants, converted at a rate of one-half share of Common Stock per warrant (converted to 188,750
           shares of Common Stock) in December 1996 ................................      $    --         $    --         $    --
       Unrealized loss on short-term investments ...................................      $    --         $    --         $      (2)
                                                                                          =========       =========       =========



       The accompanying notes are an integral part of these statements.

                                  VOXWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Company

     Voxware, Inc. (the "Company") develops, markets, licenses and supports digital speech and audio technologies, solutions and applications. The Company licenses its products to software and hardware companies.

     The market for the Company's products is characterized by rapidly changing technology and evolving industry standards. The introduction of products incorporating new technology and the emergence of new industry standards could render the Company's products obsolete and unmarketable and could exert price pressures on existing products. The Company's ability to anticipate changes in technology and industry standards and successfully develop and introduce new and enhanced products, as well as additional applications for existing products, in each case on a timely basis, will be a critical factor in the Company's ability to grow and to be competitive. The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. As of June 30, 1997, the Company had an accumulated deficit of $11,308,000. In addition, the Company's annual and interim operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of usage of the Internet, the budgeting cycles of potential customers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of products developed by the Company, general economic conditions and economic conditions specific to the Internet. The Company believes that its capital resources are adequate to fund the Company's operations for the year ending June 30, 1998.

     The Company was incorporated in the State of Delaware on August 20, 1993 as Advanced Communication Technologies, Inc. and changed its name to Voxware, Inc. in May 1994. The Company consummated an Initial Public Offering of Common Stock ("IPO") which closed on November 4, 1996 and December 4, 1996. The Company offered and sold an aggregate of 2,823,237 shares of common stock at an initial public offering price of $7.50 per share. The net proceeds to the Company from the IPO, after payment of offering expenses, were approximately $18,517,000.


   Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  VOXWARE, INC.

     Revenue Recognition

     The Company generates revenues from two sources: fees from product licenses and fees for services provided. Product revenues consist of initial license fees and royalties and recurring license fees. Product revenues from initial license fees are generally recognized upon shipment, provided that there are no significant post-delivery obligations, the payment is due within one year and collection of the resulting receivable is deemed probable. Royalties and recurring license fees include royalties, which are generally based on a percentage of licensees' sales or units shipped, and pre-determined periodic license fees. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the Company's technology. Recurring product license fees are generally recognized at the inception of the renewal period, provided that there are no significant post-delivery obligations, the payment is due within one year and collection of the resulting receivable is deemed probable. Service revenues from customer support, including the amounts bundled with initial or recurring license fees, are recognized over the term of the support period, which is typically one year. Service revenues from engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required.


     Research and Development

     Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed", development costs incurred in connection with the research and development of software products and enhancements to existing software products are expensed when incurred unless technological feasibility has been established. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.


     Reverse Stock Split

     On September 19, 1996 the Company effected a one for two reverse stock split and decreased its authorized common stock to 30,000,000 shares. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the reverse stock split.


     Net Loss Per Share

     For periods subsequent to the Company's IPO, net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the respective periods adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the twelve months immediately preceding the initial public offering, plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of common stock options, have been included in the calculation of the shares used in computing net loss per share as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price of $7.50 per share). Pursuant to the policy of the Securities and Exchange Commission the calculation of shares used in computing net loss per share also includes the Redeemable Series A Convertible Preferred Stock which converted into 3,000,000 shares of common stock effective upon the closing of the IPO.

                                  VOXWARE, INC.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and, when adopted, will require restatement of prior years' earnings per share. If the Company had adopted SFAS No. 128 for the period ended June 30, 1997, there would have been no effect on net loss per share, on either the basic or diluted basis.

     Cash, Cash Equivalents and Short-term investments

     Cash and cash equivalents consist of investments in highly liquid short-term instruments, with maturities of 90 days or less from the date of purchase. Short-term investments consist primarily of high-grade United States Government-backed securities and corporate obligations with maturities between 90 and 365 days from the date of purchase. The Company's entire short-term investment portfolio is classified as available-for-sale and is stated at fair value as determined by quoted market values. Changes in the net unrealized holding gains and losses are included as a separate component of stockholders' equity (deficit).

     The following table details the Company's investments as of June 30, 1997:

                                                                                      Gross               Gross
                                                                    Amortized       Unrealized          Unrealized
                                                                      Cost             Gains               Losses         Fair Value
                                                                    ---------       -----------         ----------        ----------
                                                                                            (in thousands)

U.S. Government Agencies .................................          $  1,000          $   --             $     (1)          $    999
Corporate obligations ....................................            13,980              --                   (1)            13,979
                                                                    --------          --------           --------           --------
                                                                    $ 14,980          $   --             $     (2)          $ 14,978
                                                                    ========          ========           ========           ========

Included in cash and cash equivalents ....................          $  9,136              --                 --             $  9,136
Included in short-term investments .......................             5,844              --                   (2)             5,842
                                                                    --------          --------           --------           --------
                                                                    $ 14,980          $   --             $     (2)          $ 14,978
                                                                    ========          ========           ========           ========

The Company has not experienced any significant realized gains or losses on its investments through June 30, 1997. For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. As of June 30, 1997, all short-term investments are due within one year.


     Accounts Receivable

     Accounts receivable as of June 30, 1996 and 1997 consisted of the following:

                                                               June 30,
                                                      -----------------------
                                                         1996           1997
                                                       -------        -------
                                                           (in thousands)
Accounts receivable - billed ...................       $   385        $ 1,629
Accounts receivable - unbilled .................           110          1,593
                                                       -------        -------
                                                           495          3,222
Less--allowance for doubtful accounts ..........           (25)          (400)
                                                       -------        -------
                                                       $   470        $ 2,822
                                                       =======        =======

     "Accounts receivable - unbilled" relates to revenues recognized, but which were not billed as of the end of the reporting period in accordance with payment schedules pursuant to contractual agreements with customers.

                                  VOXWARE, INC.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets ranging from three to seven years. Maintenance, repairs and minor replacements are charged to expense as incurred. In accounting for property and equipment, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the year ended June 30, 1997. The adoption of SFAS 121 had no impact on the Company's financial statements.

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and trade receivables. The Company invests its excess cash with highly liquid investments (short-term bank deposits). The Company's customer base principally comprises companies within the software, computer and telecommunications industries. The Company does not typically require collateral from its customers.

     Major Customers

     The Company's largest customer, which is also a related party, accounted for 16% and 31% of revenues, respectively, for the years ended June 30, 1997 and 1996 (see Note 10). In addition, two other customers each accounted for 15% of revenues for the year ended June 30, 1997.

     Income taxes

     Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

     Stock Based Compensation

     The Company accounts for its stock based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Effective July 1, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which establishes financial accounting and reporting standards for stock based employee compensation plans. SFAS No. 123 permits entities to provide pro forma disclosures of net income (loss) and net income (loss) per share for employee stock option grants made in fiscal year 1996 and future years as if the fair value based method of accounting defined by this standard had been applied (see Note 4).

     Reclassifications

      Certain prior year balances have been reclassified to conform with the current year presentation.

                                  VOXWARE, INC.

2.   PROPERTY AND EQUIPMENT:

                                                               June 30,
                                                      -----------------------
                                                         1996           1997
                                                       -------        -------
                                                           (in thousands)
Equipment ......................................         $ 410          $ 457
Leasehold improvements .........................            50             50
Furniture and fixtures .........................           276            406
                                                         -----          -----
                                                           736            913
Less--Accumulated depreciation .................          (125)          (347)
                                                         -----          -----
                                                         $ 611          $ 566
                                                         =====          =====

     Depreciation expense was approximately $17,000 and $104,000 and $222,000 for the years ended June 30, 1995, 1996 and 1997, respectively.


3.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                               June 30,
                                                      -----------------------
                                                         1996           1997
                                                       -------        -------
                                                           (in thousands)
      Accounts payable .........................         $  194         $  293
      Accrued compensation and benefits ........            110            711
      Accrued professional fees ................             57            553
      Accrued software costs ...................           --              240
      Other accrued expenses ...................              4            515
                                                         ------         ------
                                                         $  365         $2,312
                                                         ======         ======


4.   STOCKHOLDERS' EQUITY:

   Stock Option Plans

     Pursuant to the 1994 Stock Option Plan (the "Plan"), the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. An aggregate of 2,350,000 shares of common stock have been reserved for issuance under the Plan. The exercise price for incentive stock options may not be less than 100% (110% for holders of 10% or more of the combined voting power of all classes of stock of the Company) of the fair value of the shares on the date of grant and at least par value for nonqualified stock options. The period during which an option may be exercised is fixed by the Board of Directors up to a maximum of ten years (five years in case of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company) and options typically vest over a four-year period.

     The Company has granted a total of 70,000 options at prices ranging from $1.00 to $2.00 outside of the 1994 Stock Option Plan ( "Outside Options ").

                                  VOXWARE, INC.

Information relative to the 1994 Stock Option Plan and the Outside Options is as follows:

                                                   Price         Aggregate
                                    Shares       Per Share        Proceeds
                                    ------       ---------        --------

Outstanding at June 30, 1994       377,500    $ 0.50--$ 3.00   $   657,500
     Granted ...............       584,000    $ 1.00--$ 1.50       745,750
                               -----------    --------------   -----------
Outstanding at June 30, 1995       961,500    $ 0.50--$ 3.00     1,403,250
     Granted ...............       421,150    $ 1.50--$ 7.88     1,865,300
     Exercised .............       (60,000)   $ 0.50--$ 1.50       (70,000)
     Canceled ..............       (61,500)   $ 1.50--$ 2.40       (92,475)
                               -----------    --------------   -----------
Outstanding at June 30, 1996     1,261,150    $ 0.50--$7.88      3,106,075
     Granted ...............       652,450    $ 3.63--$7.88      3,724,486
     Exercised .............        (5,000)   $    0.50             (2,500)
     Canceled ..............      (180,937)   $ 1.50--$ 7.88    (1,107,613)
                               -----------    --------------   -----------
Outstanding at June 30, 1997     1,727,663    $ 0.50--$7.88    $ 5,720,448
                               ===========    ==============   ===========

     As of June 30, 1997, there were 808,327 options exercisable at an aggregate exercise price of $1,334,081. As of June 30, 1997, there were 627,337 additional options to purchase common stock available for grant under the 1994 Stock Option Plan. As of June 30, 1996, there were 545,116 options exercisable at an aggregate exercise price of $845,589.

     The Company adopted the disclosure requirements of SFAS No. 123 effective for the Company's June 30, 1997 financial statements. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock based compensation. Accordingly, compensation cost has been computed based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Company's stock. As the exercise price of the stock options equaled the fair value of the Company's stock at the date of option issuance, no compensation cost has been recorded in the accompanying statements of operations. Had compensation been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following pro forma amounts:

                                                                                      Year Ended June 30,
                                                                                  ----------------------------
                                                                                   1996                  1997
                                                                                   ----                  ----
                                                                                         (in thousands)

          Net loss:             As reported....................................    $ (2,867)             $ (7,044)
                                Pro forma......................................    $ (2,927)             $ (7,663)

          Net loss per share:   As reported....................................                          $ (0.62)
                                Pro forma......................................                          $ (0.68)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal year 1996 and 1997: risk-free interest rates ranging from 5.7% to 7.1% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 8 years for the options; and expected volatility of 75%.

Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to the fiscal year ended June 30, 1996, the resulting pro forma compensation cost may not be representative of that expected in future years. The weighted average fair value of options granted was $3.47 and $4.48 for the fiscal years ended June 30, 1996 and 1997, respectively.

                                  VOXWARE, INC.

         Information with respect to options outstanding at June 30, 1997 is as follows:

                                                                                                    Weighted Average
                                                                Exercise                               Remaining
                                                               Price Per       Weighted Average     Contractual Life
          Period Issued                        Shares            Share          Exercise Price
          ------------------------------- ------------------ --------------- --------------------- -------------------

          Prior to July 1, 1995.........        831,500          $0.50-$3.00         $1.48              7.1 years
          During the year ended June
          30, 1996......................        298,963          $1.50-$7.88         $3.68              8.7 years
          During the year ended June
          30, 1997......................        597,200          $3.63-$7.88         $5.64              9.6 years


Warrants

     In March 1994, the Company sold 1,000,000 shares of common stock and warrants ("Warrants") to purchase an aggregate of 1,000,000 shares of common stock for $1.50 per share, subject to adjustment in certain circumstances. In lieu of paying cash upon the exercise of the Warrants, the Warrant holders had the right to have the Company convert all or a portion of the Warrants into shares of common stock at a rate of two Warrants for each share of common stock via a "Cashless Exercise". During the year ended June 30, 1996, Warrants to purchase 115,000 shares of common stock were exercised for $1.50 per share. During the year ended June 30, 1997, of the remaining 885,000 Warrants, 377,500 Warrants were converted into 188,750 shares of common stock via Cashless Exercises and Warrants to purchase 507,500 shares of common stock were exercised for $1.50 per share.


Employee Stock Purchase Plan

     In December 1996 the Company adopted an Employee Stock Purchase Plan under
Section 423 of the Internal Revenue Code and reserved 200,000 shares of common stock for issuance under the plan. Under this plan, employees are entitled to purchase shares at 85% of the fair market value. During the year ended June 30, 1997, the Company issued 25,275 shares of common stock at a purchase price of $3.77 pursuant to the Employee Stock Purchase Plan.


5.   REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK:

     During fiscal 1996, the Company sold to investors 6,000,000 shares of $0.001 par value Redeemable Series A Convertible Preferred Stock ("Series A Preferred Stock") for $1.00 per share resulting in net proceeds to the Company of approximately $5,931,000. Upon consummation of the IPO, each share of Series A Preferred Stock converted into one-half share of the Company's common stock.

                                  VOXWARE, INC.

6.  CREDIT FACILITY:

     In October 1996, the Company entered into a $2,000,000 revolving line of credit with Silicon Valley Bank, which was amended to a $5,000,000 revolving line of credit in May 1997 (the "Credit Facility"). In addition to the revolving line of credit, the Credit Facility contains a lease component in the amount of $1,500,000 for the purpose of providing a facility for the financing of the lease stream of payments that the Company owes to an equipment lessor (see Note
9). Borrowings under the Credit Facility will bear interest at the bank's prime lending rate. The Credit Facility contains certain restrictive financial covenants including a minimum quick ratio, a minimum tangible net worth requirement, a maximum debt to tangible net worth ratio and certain other covenants, as defined in the agreement. The Credit Facility requires payment of all outstanding principal, if any, plus all accrued interest on April 5, 1998. In connection with the lease of the Company's office facility, the Company has outstanding a $300,000 standby letter of credit at June 30, 1997 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that the Company defaults on the lease. As this letter of credit was established under the terms of the Credit Facility, the Company has $4,700,000 available for borrowing under the Credit Facility. As of and during the year ending June 30, 1997 there were no amounts outstanding under the Credit Facility.

7.   401(k) SAVINGS PLAN:

     Effective January 1997 the Company adopted a 401(k) Savings Plan (the "401(k) Plan") available to all employees. The 401(k) Plan permits participants to contribute up to 10% of their base salary to the 401(k) Plan not to exceed the limits established by the Internal Revenue Code. In addition, the Company matches 25% of employee contributions on the initial 6% contributed by employees. Employees vest immediately in all employee contributions and Company match contributions. In connection with the 401(k) Plan, the Company recorded compensation expense of approximately $27,000 for the year ended June 30, 1997.

8.   INCOME TAXES:

     As of June 30, 1997, the Company had approximately $8,400,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards begin to expire in 2009. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. As of June 30, 1997, the effect of such limitations, if imposed, is not expected to be material.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and for income tax purposes. As of June 30, 1997, the Company had deferred tax assets of approximately $4,400,000 relating primarily to net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance.

                                  VOXWARE, INC.

9.   COMMITMENTS AND CONTINGENCIES:

     The Company leases its office facility and certain equipment under operating leases with remaining noncancelable lease terms generally in excess of one year. Rent expense was approximately $20,000, $64,000 and $756,000 for the years ended June 30, 1995, 1996 and 1997, respectively. Future minimum rental payments for the Company's leases of its office facility and equipment under operating leases as of June 30, 1997 are as follows:


                                                            (in thousands)
             Year Ending June 30,
                  1998...................................        $ 707
                  1999...................................          753
                  2000...................................          391
                  2001...................................          391
                  2002...................................          387
                  Thereafter.............................          351
                                                               -------
                                                               $ 2,980
                                                               =======

     The Company has outstanding a $300,000 standby letter of credit in connection with the Company's office facility lease (see Note 6).

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's business, operating results or financial condition.

     The Company has employment and severance agreements with five officers, the terms of which range from three to five years. The agreements provide for minimum salary levels, adjusted annually at the discretion of the board of directors.

10. RELATED-PARTY TRANSACTIONS:

     The Company derived approximately 31% and 16% of its revenues for the years ended June 30, 1996 and 1997, respectively, from Netscape Communications Corporation, which owns 500,000 shares of the Company's common stock.

11.   SEGMENT INFORMATION:

     The Company conducts its business within one industry segment. For the years ended June 30, 1996 and 1997, revenues included approximately $184,000 and $141,000, respectively, of sales to customers outside the United States.