Form 10-K/A
period 1997-06-30
VOXWARE INC
filed 1997-10-29
CIK 933454

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-K/A

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1997
                          -------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________

Commission File Number 0-021403
                       --------


                                  VOXWARE, INC.

             (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                               36-3934824
-------------------------------                              ----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                                   ----------

                              305 College Road East
                           Princeton, New Jersey 08540
                                  609-514-4100

                                   ----------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $43,334,342 as of September 30, 1997, based upon the closing sale price of the Common Stock as quoted on the Nasdaq National Market. This amount excludes an aggregate of 4,839,000 shares of Common Stock held by executive officers, directors and by each entity that owns 5% or more of the

Common Stock outstanding at September 30, 1997. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's Common Stock outstanding as of September 30, 1997 was 12,542,883.




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

                                                        High          Low
                                                        ----          ---

Quarter ended December 31, 1996
 (beginning October 31, 1996)                         $   8.50     $ 6.375

Quarter ended March 31, 1997                          $  7.625     $  2.00

Quarter ended June 30, 1997                           $   6.00     $  3.75

July 1, 1997 through September 30, 1997               $   6.50     $ 3.875

     As of September 30, 1997 there were approximately 242 holders of record of the Company's Common Stock. Because many of the Company's shares of Common Stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The Company has never declared or paid any cash dividends on its Common Stock. The Company does not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds from Voxware's Initial Public Offering

     As discussed in the "Liquidity and Capital Resources" section of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K, the Company raised net proceeds after payment of offering expenses of approximately $18,517,000 from its October 1996 initial public offering of Common Stock. From the time of the initial public offering to September 30, 1997, the Company has expended approximately $5,081,000 in cash and investments, primarily for general corporate purposes, including working capital and capital expenditures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE COMPANY

The directors of the Company and their respective ages and offices with the Company as of June 30, 1997 were as follows:


                    Name                                Age             Offices with the Company
                    ----                                ---             ------------------------
Michael Goldstein (1) ..............................    44           President, Chief Executive Officer and Director
Bathsheba J. Malsheen, Ph.D. (2) ...................    46           Chief Operating Officer
Kenneth H. Traub ...................................    36           Executive Vice President, Chief Financial Officer,
                                                                       Secretary and Director
J. Gerard Aguilar ..................................    30           Vice President, Research and Development and Director
Jordan S. Davis ....................................    35           Director
Andrew I. Fillat (3)(4) ............................    49           Director
William J. Geary (3)(4) ............................    38           Director
David J. Roux (3) ..................................    40           Director
Richard M. Schell, Ph.D ............................    46           Director

(1)  Mr. Goldstein resigned from the Company effective October 13, 1997.

(2) Ms. Malsheen was named President, Chief Executive Officer and Director of the Company effective October 13, 1997. She previously served as Chief Operating Officer of the Company since May 1997 and as Vice President of OEM Licensing since joining Voxware in October 1996 through April 1997.

(3)  Member of the Compensation Committee.

(4)  Member of the Audit Committee.

     Michael Goldstein served as President and Chief Executive Officer and as a Director of the Company from January 1994 until his resignation from those positions on October 13, 1997. From April 1993 to December 1993, Mr. Goldstein served as Vice President of Business Development of Donovan Data Systems, Inc., a data processing service provider. From 1986 to March 1993, Mr. Goldstein was a consultant with McKinsey & Company, Inc., where he was an advisor to technology companies. From 1983 to June 1986, Mr. Goldstein served as Vice President of Macmillan Software Company, a scientific publisher and division of Macmillan, Inc. Mr. Goldstein holds an M.B.A. from the Harvard Graduate School of Business Administration and a Sc.B. from Brown University.

     Bathsheba J. Malsheen, Ph.D. was named President, Chief Executive Officer and Director of the Company effective October 13, 1997. She previously served as Chief Operating Officer of the Company since May 1997 and as Vice President of OEM Licensing since joining Voxware in October 1996 through April 1997. From April 1990 to October 1996, Dr. Malsheen held various executive positions with Centigram Communications Corporation, a voice messaging company, most recently as General Manager of their Technology Business Unit and was responsible for licensing of text-to-speech software products. Previously, she worked for Speech Plus, Inc. where she served as Director of Speech Technology from 1985 to 1990. Dr. Malsheen holds a Ph.D. and M.A. from Brown University and a B.A. from Hofstra University.

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

         Jordan S. Davis is a co-founder of Voxware and has served as a Director of the Company since January 1994. Mr Davis is currently a General Partner of NPV Capital Partners, LLC, a venture capital fund formed in July 1997. Mr. Davis is also Managing Director of NPV Capital Group, Inc., an investment banking firm, which he founded in November 1996. Previously, from May 1992 until October 1996, Mr. Davis was employed by KBL Healthcare, Inc., a private merchant banking and venture capital firm, most recently serving as a Managing Director. Mr. Davis holds an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University and a B.A. from the State University of New York at Binghamton.

     Andrew I. Fillat has served as a Director of the Company since December 1995. In 1989, Mr. Fillat joined Advent International Corporation ("Advent") where he currently serves as a Managing Director. Mr. Fillat is also a Director of Advanced Radio Telecom Corp., Interlink Computer Sciences, Inc. and Lightbridge, Inc. as well as several other private companies. Mr. Fillat holds an M.S. and a B.S. from M.I.T. and an M.B.A. from the Harvard Graduate School of Business Administration.

     William J. Geary has served as a Director of the Company since July 1996. Mr. Geary has been a Principal of North Bridge Venture Partners, L.P. ("North Bridge") since March 1994 and a Partner of North Bridge Venture Partners II, L.P. since September 1996. Mr. Geary also serves as a director of several private technology companies. Mr. Geary holds a B.S. from Boston College and is a Certified Public Accountant.

     David J. Roux has served as a Director of the Company since March 1994. Since February 1996, Mr. Roux has been Executive Vice President and from August 1994 through February 1996, he was Senior Vice President, in each case in charge of business development, at Oracle Corporation. From April 1992 to June 1994, Mr. Roux was Senior Vice President of Central Point Software. From February 1988 to March 1992, Mr. Roux served in various senior executive capacities at Lotus, including most recently as Senior Vice President. In 1984, Mr. Roux co-founded Datext, Inc., a CD-Rom database publishing business, where he served as Chief Executive Officer until it was sold to Lotus in 1987. Mr. Roux holds an M.B.A. from the Harvard Graduate School of Business Administration, a M.Phil. from Cambridge University and an A.B. from Harvard College.

     Richard M. Schell, Ph.D. has served as a Director of the Company since August 1995. Since October 1994, Dr. Schell has held various management positions at Netscape and is currently Senior Vice President and General Manager of the Client Product Division. From January 1993 to October 1994, Dr. Schell was a senior executive of Symantec, most recently serving as Vice President and General Manager of the Central Point Division (formerly Central Point Software, Inc.). From March 1989 to December 1992, Dr. Schell served as Vice President in charge of Languages and dBase of Borland International, Inc. Prior thereto, he held various management positions at Sun Microsystems, Inc. and Intel Corporation. Dr. Schell holds a Ph.D., M.S. and B.A. from the University of Illinois.

Mr. Davis and Mr. Aguilar are brothers-in-law.


ITEM 11. EXECUTIVE COMPENSATION.

     The following table provides information concerning compensation paid to or earned by the Chief Executive Officer of the Company for the years ended June 30, 1997, 1996 and 1995 and the next four most highly compensated Executive Officers of the Company for such periods (the "Named Executive Officers").


                           Summary Compensation Table

                                                                                          Long Term
                                                Annual Compensation                      Compensation
                             -------------------------------------------------------     -------------
                                                                                          Securities
                                                                         Other Annual     Underlying      All Other
Name and Principal Position     Period     Base Salary     Bonus        Compensation(1)    Options      Compensation(2)
---------------------------     ------     -----------     -----        ---------------    -------      ---------------
Michael Goldstein............... 1997      $ 144,102       $   --            $--             --               $ 3,619
   President and Chief           1996      $ 117,500       $ 30,000          $--             --               $ 3,567
   Executive Officer             1995      $ 101,458       $   --            $--            20,000            $ 3,317

Bathsheba J. Malsheen, Ph.D....  1997      $  86,417       $ 16,000          $--           160,000            $24,928
   Chief Operating Officer       1996      $  --           $   --            $--             --
                                 1995      $  --           $   --            $--             --               $   --

Kenneth H. Traub...............  1997      $ 117,462       $ 25,000          $--             --               $ 1,342
   Executive Vice                1996      $ 100,000       $ 25,000          $--             --               $   250
   President, Chief              1995      $  41,667       $   --            $17,015        75,000            $   --
   Financial Officer and
   Secretary

Steven J. Ott................... 1997      $ 170,224       $   --            $13,766         --               $   --
   Vice President, Sales         1996      $ 136,476       $   --            $  --           --               $   --
                                 1995      $  65,000       $   --            $  --        200,000             $   --

J. Gerard Aguilar............... 1997      $  94,925       $ 30,000          $  --           --               $   --
   Vice President, Research      1996      $  70,000       $ 20,000          $  --           --               $   --
   and Development               1995      $  60,833       $ 15,000          $  --           --               $   --
                                                               --

Nicholas Narlis................. 1997      $ 106,667       $ 20,000          $  --         35,000             $  850
   Vice President, Chief         1996      $  29,167       $   --            $  --         25,000                --
   Accounting Officer and        1995      $  --           $   --            $  --           --                  --
   Treasurer

-----------
(1) Other Annual Compensation consists solely of relocation payments.

(2) All Other Compensation for Mr. Goldstein consists of life and disability insurance premiums, of which the Company is not the beneficiary, totaling $3,317, $3,567 and $3,619 paid on behalf of Mr. Goldstein in 1995, 1996, and 1997, respectively. All Other Compensation for Ms. Malsheen consists of $24,928 in residential and vehicle lease payments made by the Company on her behalf in 1997. All Other Compensation for Mr. Traub consists of life and disability insurance premiums, of which the Company is not the beneficiary, totaling $250 and $634 paid on behalf of Mr. Traub in 1996 and 1997, respectively, and $708 in Company contributions to Mr. Traub's account under the Company's 401(k) Plan in 1997. All Other Compensation for Mr. Narlis consists of $850 in Company contributions to Mr. Narlis's account under the Company's 401(k) Plan in 1997.

     The following table summarizes stock options granted during fiscal 1997 to the Named Executive Officers.

                        Option Grants in Last Fiscal Year


                                                                  Individual Grants
                             --------------------------------------------------------------------------------------------
                                                                                           Potential Realized Value at
                                                                                          Assumed Annual Rates of Stock
                                                                                          Price Appreciation for Option
                                                                                                    Term (3)
                                                                                         --------------------------------
                              Number of
                              Securities   Percentage
                              Underlying   of Total
                               Options     Options
Name                         Granted (1)   Granted(2)  Exercise Price   Expiration Date       5%              10%
----                         -----------   --------    --------------   ---------------     -------       ---------
Michael Goldstein............      --           --             --               --               --              --
Bathsheba J. Malsheen, Ph.D...    60,000       4.8%          $7.88          10/30/06        $ 297,341       $ 753,521
                                 100,000       7.9%          $4.13           4/29/07        $ 259,733       $ 658,216
Kenneth H. Traub..............     --           --             --               --               --              --
Steven J. Ott.................     --           --             --               --               --              --
J. Gerard Aguilar.............     --           --             --               --               --              --
Nicholas Narlis...............    35,000       2.8%          $4.13           4/29/07        $  90,907       $ 230,375

-----------
(1) These options are exercisable at 25% per year over four years, commencing on the first anniversary of the date of grant, and vesting thereafter at 6.25% per quarter.

(2) Based on an aggregate of 1,261,150 options granted to employees in fiscal 1997, including options granted to the Named Executive Officers.

(3) Represents the hypothetical gains or "option spreads" that would exist for the options at the end of their ten year term. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term and are calculated based on the exercise price per share on the date of grant. Such 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.


     The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers on June 30, 1997.

                          Fiscal Year-End Option Values




                                 Number of Securities           Value of Unexercised
                                Underlying Unexercised     In-the-Money Options at Fiscal
                                     Options (#)                  Year-End ($) (1)
                             ----------------------------- --------------------------------
Name                         Exercisable    Unexercisable  Exercisable     Unexercisable
                             -------------- -------------  ------------    ----------------
Michael Goldstein............    332,500           --       $ 1,007,500        $    --
Kenneth H. Traub.............     60,937        14,063      $   213,280        $ 49,220
Bathsheba J. Malsheen, Ph.D..       --         160,000      $    --            $ 87,000
Steven J. Ott................    145,312        54,688      $   581,248        $218,752
J. Gerard Aguilar............       --             --       $    --            $    --
Nicholas Narlis..............      7,812        52,188      $    20,311        $ 75,136

(1) Based on the difference between $5.00, which was the closing price per share on June 30, 1997, and the exercise price of the option.



EMPLOYMENT AGREEMENTS

     Kenneth H. Traub, Executive Vice President, Chief Financial Officer and Secretary of the Company, has a three-year employment agreement with the Company which commenced in February 1995. Mr. Traub currently receives an annual base salary of $130,000.

     J. Gerard Aguilar, Vice President, Research and Development of the Company, has a five-year employment agreement with the Company which commenced in February 1994. Mr. Aguilar currently receives an annual base salary of $120,000.

     Steven J. Ott, Vice President, Sales of the Company, has a four-year employment agreement with the Company which commenced in August 1994. Mr. Ott currently receives an annual base salary of $80,000 and commissions on sales on terms negotiated between the Company and Mr. Ott.

     All of the foregoing employment agreements are automatically renewable for successive one-year terms unless terminated by either party.

     Under the employment agreements for each of Messrs. Traub, Aguilar, and Ott, if any of them, respectively, is dismissed for any reason other than Cause (as defined in their respective employment agreements), death or disability, or in the case of Mr. Traub if the employment agreement is not extended at the end of the Term (as defined in their respective employment agreements), he shall be entitled to receive an amount equal to nine months salary at his then current rate, in the case of Mr. Ott six months salary at his then current rate, and in the case of Mr. Aguilar, his salary at his then current rate for the shorter of
(i) nine months or (ii) the remainder of his then current Term.

     All of the employment agreements grant to the Company the rights to any information created, discovered or developed by the executive which is related to or useful in the business of the Company. The employment agreements prohibit the executive from disclosing the Company's proprietary information and contains certain covenants by the executive not to compete with the Company.

     In connection with the aforementioned October 13, 1997 resignation of Michael Goldstein, former President and Chief Executive Officer of the Company, Mr. Goldstein is currently receiving $137,500 payable ratably over ten months through August 13, 1998, subject to offset in certain circumstances. Mr. Goldstein had a three-year employment agreement with the Company which commenced in January 1994. At the time of his aforementioned resignation, Mr. Goldstein was receiving an annual base salary of $165,000 and was entitled to bonuses for each fiscal year based upon achievement of certain financial and other benchmarks which the Company and Mr. Goldstein established each fiscal year. At the time he began his employment with the Company, Mr. Goldstein purchased 62,500 shares of Common Stock from the Company and 187,500 shares of Common Stock from a stockholder of the Company for an aggregate purchase price of $6,000.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of September 30, 1997, except as otherwise indicated in the relevant footnote, by (i) each person or group who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors and (iii) all executive officers and directors as a group. Unless indicated otherwise, the address of each of these persons is c/o Voxware, Inc. 305 College Road East, Princeton, New Jersey 08540.



                                                    Number of Shares        Percentage of
                                                   Beneficially Owned           Shares
    Name and Address of Beneficial Owner                (1) (2)           Beneficially Owned
    ------------------------------------         ----------------------- ---------------------
J. Gerard Aguilar................................      1,502,500                12.0%
Advent International Group (3)...................      1,000,000                 8.0%
         101 Federal Street
         Boston, MA  02110
North Bridge Venture Management, L.P. (4)........        750,000                 6.0%
         404 Wyman Street, Suite 365
         Waltham, MA  02154
Michael Goldstein (5)............................        582,500                 4.6%
Netscape Communications Corporation (6)..........        500,000                 4.0%
         501 East Middlefield Road
         Mountain View, CA  94043
Intel Corporation ...............................        500,000                 4.0%
         2200 Mission College Boulevard
         Santa Clara, CA  95052
Kenneth H. Traub (7) ............................        465,312                 3.7%
Jordan S. Davis and Maria T. Davis  JTWROS.......        384,000                 3.1%
David J. Roux (8) ...............................        128,750                 1.0%
Steven J. Ott (9)................................        167,188                 1.3%
Richard M. Schell, Ph.D. (10)....................         30,000                  *
Bathsheba J. Malsheen, Ph.D. (11)................         15,000                  *
Nicholas Narlis (12).............................         13,375                  *
Andrew I. Fillat (13)............................          3,928                  *
William J. Geary (4).............................             --                  --
All Directors and Executive  Officers and their        5,538,625                44.2%
     respective   affiliates  as  a  group  (11
     persons)....................................



---------

*    Less than 1% of outstanding shares of Common Stock.
(1) Number of shares beneficially owned is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days have been exercised or converted.
(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(3) Includes the ownership by the following venture capital funds managed by Advent International Corporation: 2,500 shares owned by Advent International Investors II Limited Partnership, 250,000 shares owned by Adtel Limited Partnership, 400,000 shares owned by Advent Crown Fund C.V., 175,000 shares owned by Adwest Limited Partnership, 13,512 shares owned by Advent Israel (Bermuda) Limited Partnership, 111,487 shares owned by Advent Israel Limited Partnership and 47,500 shares owned by Advent Partners Limited Partnership. In its capacity as manager of these funds, Advent International Corporation exercises sole voting and investment power with respect to all shares held by these funds. Advent International Corporation exercises its voting and investment power through a group of three persons, Douglas R. Brown, President and Chief Executive Officer, Dennis R. Costello, Senior Vice President responsible for managing North American Investment Activities and Janet L. Hennessey, Vice President responsible for monitoring public securities, none of whom may act independently and a majority of whom must act in concert to exercise voting or investment power over the beneficial holdings of such entity. Therefore, no individual in this group is deemed to share voting or investment power.
(4) Includes 750,000 shares of Common Stock held by North Bridge Venture Partners, L.P., of which North Bridge Venture Management, L.P. is the general partner. Mr. Geary is a Principal of North Bridge Venture Partners, L.P. North Bridge Venture Management, L.P. has three general partners, Edward T. Anderson, Richard A. D'Amore and Robert Walkingshaw, none of whom may act independently and whose unanimous consent is required to exercise voting or investment power over the beneficial holdings of such entity. Therefore, no individual in this group is deemed to share voting or investment power.

(5) Includes 332,500 shares of Common Stock issuable upon the exercise of stock options. The Company has been informed that Mr. Goldstein sold 250,000 shares of Common Stock between September 30, 1997 and October 29, 1997.
(6) The Company has been informed that Netscape Communications Corporation sold 500,000 shares of Common Stock between September 30, 1997 and October 29, 1997.
(7) Includes 70,312 shares of Common Stock issuable upon the exercise of stock options.
(8) Includes 48,750 shares of Common Stock issuable upon the exercise of stock options. The Company has been informed that Mr. Roux sold 80,000 shares of Common Stock and exercised the aforementioned 48,750 stock options and sold the underlying shares of Common Stock between September 30, 1997 and October 29, 1997.
(9) Includes 167,188 shares of Common Stock issuable upon the exercise of stock options. The Company has been informed that Mr. Ott exercised 89,000 of the aforementioned stock options between September 30, 1997 and October 29, 1997.
(10) Richard M. Schell is not deemed to have shared voting or investment power over the shares owned by Netscape. The shares owned by Netscape are voted by its President and Chief Executive Officer, James L. Barksdale, or his designee.
(11) Includes 15,000 shares of Common Stock issuable upon the exercise of stock options.
(12) Includes 9,375 shares of Common Stock issuable upon the exercise of stock options.
(13) Includes 3,928 shares which are indirectly owned as a limited partner of Advent Partners Limited Partnership. Mr. Fillat is a Managing Director of Advent International Corporation, the venture capital firm which is the manager of the funds affiliated with the Advent International Group. Mr. Fillat disclaims beneficial ownership of the remaining shares held by the Advent International Group.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     The Company derived approximately $1,250,000, or 16%, of its total revenues for the year ended June 30, 1997 from Netscape Communications Corporation, which owned 500,000 shares of the Company's common stock as of June 30, 1997. The Company has been informed that Netscape Communications Corporation sold such 500,000 shares of Common Stock between September 30, 1997 and October 29, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     3. EXHIBITS. The following is a list of Exhibits filed as part of the Company's Annual Report on Form 10-K. Where so indicated by footnote, Exhibits which were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

Exhibit No.                Description
-----------                -----------
  3.1             Certificate of Incorporation, as amended.*(1)
  3.2             Bylaws.*(1)
  10.1            Voxware, Inc. 1994 Stock Option Plan.*(1)
  10.2            Form of Voxware, Inc. Stock Option Agreement.*(1)
  10.3            Form of Indemnification Agreement.*(1)
  10.4 Series A Preferred Stock Purchase Agreement, dated December 19, 1995, as amended.*(1)
  10.5 Employment Agreement dated January 3, 1994, with Michael Goldstein, as amended.*(1)
  10.6            Employment Agreement dated February 1, 1995, with Kenneth H.
                  Traub.*(1)
  10.7            Employment Agreement dated February 28, 1994, with J. Gerard
                  Aguilar.*(1)
  10.8            Employment Agreement dated August 15, 1994, with Steven J.
                  Ott.*(1)
  10.9 Technology Transfer Agreement Effective May 19, 1995, between Suat Yeldener Ph.D and Voxware, Inc.*(1)+
  10.10 Software License Agreement, dated January 31, 1996, with Netscape Communications Corporation.*(1)+
  10.11           License Agreement, dated June 28, 1996 with America Online,
                  Inc.*(1)+
  10.12 License Agreement, dated September 26, 1995 with Microsoft Corporation.*(1)+
  10.13           License Agreement, dated June 28, 1996 with USFI, Inc.*(1)+
  10.14           License Agreement, dated March 29, 1996 with VDOnet
                  Corporation Ltd.*(1)+
  10.15 License Agreement, dated June 28, 1996 with Vienna Systems Corporation.*(1)+
  10.16 Lease, dated April 10, 1996, between College Road Associates, Limited Partnership and the Company.*(1)
  10.17           Acquisition Agreement, dated January 30, 1996, with K & F
                  Software.*(1)
  10.18 Stockholders Agreement, dated December 19, 1995, as amended.*(1)
  10.19 License Agreement, dated September 13, 1996 with Lucent Technologies Inc.*(1)+
  10.20           1996 Employee Stock Purchase Plan.*(1)
  10.21           License Agreement, dated September 27, 1996 with Disney
                  Online.*(1)+
  10.22 Loan Agreement dated October 31, 1996 between Silicon Valley and the Company.*(2)
  10.23 Loan Modification Agreement dated May 5,1997 between Silicon Valley Bank and the Company.*(3)
  10.24 Agreement dated March 31, 1997 by and between the Company and Microsoft regarding the license of the Company's RT24 Codec.*+(4)
  10.25 Letter Agreement dated April 17, 1997 by and between the Company and Microsoft clarifying Microsoft's rights under the RT24 Codec license.*+(4)
  10.26 Agreement dated March 31, 1997 by and between the Company and Microsoft regarding the license of the Company's MetaSound Codec.*+(4)

  10.27           Amendment dated December 4, 1996 to the License Agreement
                  dated September 27, 1996 with Disney Online**++
  10.28           Amendment dated June 26, 1997 to the License Agreement dated
                  September 27, 1996 with Disney Online.**++
  11.1            Computation of Per Share Earnings.*(5)
  16.1            Letter from Ernst & Young LLP respecting change in certifying accountant.*(1)
  23.1            Consent of Arthur Andersen LLP.*(5)
  27.1            Financial Data Schedule.*(5)
  99              Important Factors Regarding Forward-Looking Statements.*(5)

-----------
* Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:
(1) Filed in connection with Registration Statement on Form S-1 (File Number 33-08393).
(2) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996.
(3) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997.
(4) Filed in connection with the Amendment to the Company's quarterly report on Form 10-Q/A for the quarter ended March 31, 1997. (5) Filed in connection with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.
**   Filed herewith.
+    Confidential treatment has been granted for portions of such document.
++ A request for confidential treatment has been made for portions of such document.

     (b) Reports on Form 8-K:

         Current Report on Form 8-K dated September 30, 1997
         (discussing the negotiations relating to the Company's Software License Agreement with Netscape Communications Corporation).

                  AMENDMENT TO SOFTWARE LICENSE AGREEMENT DATED
                               SEPTEMBER 27, 1996

This Amendment ("Amendment") is made as of December 4, 1996 to that certain Software License Agreement (the "Agreement) dated as of September 27, 1996 by and between Disney Online ("Disney"), and Voxware, Inc. ("Voxware"). Except as specifically stated herein, each defined term utilized herein shall have the same meaning as it assigned to it in the Agreement.

1. Section 1(a) "Licensed Technology": the phrase "multipoint conferencing technology ("TNT")" is hereby deleted from Line 2.

2. Section 3(a) Delivery of Licensed Technology: In the last line, the amount [***] is hereby deleted and replaced with the amount [***].

3. 3(b) Additions: In subsection (ii), in the second to last line, the amount [***] is deleted and replaced with the amount [***].

4. 5(a) License Fee: In subsection (i), the amount [***] is deleted and replaced with the amount [***]. In subsection (ii), the amount [***] is deleted and replaced with the amount [***].

5. 5(b) Support: In line 3, the amount [***] is deleted and replaced with the amount [***].

6. Exhibit A: Paragraph 3 entitled "Telephony Network Took Kit (TNT)" is hereby deleted.

7. Exhibit B: Milestone 2 titled "TNT for the Apple Power PC" is hereby deleted.

8. Except as specifically amended herein, all terms of the Agreement shall continue in full force and effect in accordance with its terms.

9. Miscellaneous:

   9.1 Reference to Agreement. On or after the date hereof, each reference in the Agreement to "this Agreement", "hereunder", "hereof", "herein" or words of like import referring to the Agreement shall mean and be a reference to the Agreement as amended by this Amendment.

   9.2 Governing Law. This Amendment shall be construed and enforced in accordance with the laws in the state of New York.

   9.3 Jurisdiction. DOL and Contractor hereby expressly consent to the personal jurisdiction of the courts of the state of New York. DOL and Contractor each consent to the service of process by certified mail sent to the address set forth at the beginning of this Agreement.

   9.4 Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same Instrument.

IN WITNESS WHEREOF the parties have caused their duly authorized representatives to execute this Amendment as of the date first above written.


VOXWARE, INC.                                       DISNEY ONLINE

By: /s/ Kenneth Traub                             By: /s/ Jake Winebaum
    --------------------------                        --------------------------

Name: Kenneth Traub                               Name: Jake Winebaum
      ------------------------                          ------------------------

Title: Executive VP & CFO                         Title: President
       -----------------------                           -----------------------

                    AMENDMENT 2 TO SOFTWARE LICENSE AGREEMENT
                            DATED SEPTEMBER 27, 1996

THIS AMENDMENT ("Amendment 2") is made and entered into as of June 26, 1997 (the "Effective Date"), by and between Voxware, Inc., a Delaware corporation ("Voxware"), and Disney Online, a California corporation ("Disney").

                              W I T N E S S E T H:

WHEREAS, the parties entered into a Software License Agreement dated September 27, 1996, which was amended as of December 4, 1996 (the said Software License Agreement and amendment are collectively referred to herein as the "Agreement"), and which Agreement remains in effect;

WHEREAS, under the Agreement Voxware licensed to Disney the Licensed Technology and the Additions;

WHEREAS, in addition to the Licensed Technology and the Additions, Disney now desires to also license from Voxware, and Voxware now desires to also license to Disney, the additional software programs specified in Exhibit A-1
("Additions-1") and Exhibit B-1 of this Amendment ("Additions-2");

WHEREAS, the parties now wish to modify the Agreement in accordance with this Amendment so that Disney is granted a license by Voxware, subject to the terms and conditions of the Agreement, to Additions-1 and Additions-2 and Voxware agrees to provide certain additional maintenance and support to Disney.

NOW, THEREFORE, in consideration of the mutual covenants and promises herein contained, the parties hereby agree to modify the Agreement as follows:

1. On the Effective Date of this Amendment 2, Voxware shall deliver or has delivered to Disney the additions described on Exhibit A-1 attached hereto and incorporated herein by this reference ("Additions-1") in object code form. Upon Disney's acceptance of the Additions-1 pursuant to the procedure set forth in Section 3 of the Agreement, the Additions-1 shall be deemed part of the Licensed Technology.

2. Voxware shall deliver to Disney the additions described on Exhibit B-1 attached hereto and incorporated herein by this reference ("Additions-2") in object code form on the dates set forth therein. Upon Disney's acceptance of the Additions-2 pursuant to the procedure set forth in Section 3 of the Agreement, the Additions-2 shall be deemed part of the Licensed Technology.

3. All Additions-1 and Additions-2 shall be in both Windows 95 and PowerPC/Mac versions unless otherwise noted and shall be "cross-platform" compatible, i.e. each version shall operate with both Internet Explorer 3.0 and Netscape 3.0 and their successors. All versions of Additions-1 and Additions-2 shall be supported by Voxware as set forth in the Agreement and this Amendment.

4. Section 3(d) - Voxware's obligations under Paragraph 3(d) of the Agreement shall also apply for purposes of the Additions-1 and Additions-2. Specifically Voxware shall provide Disney with diligent integration support/direct engineering assistance as reasonably deemed necessary by Disney (on-site and off-site as required at Disney's reasonable discretion) through the use of Voxware's Integration Support Services organization, [***] Disney. Such support shall be provided by a Voxware employee highly skilled and experienced in the development of applications incorporating the applicable Addition-1 or Addition-2. Disney shall have the right to approve the Voxware employee(s) who shall provide such support.

5. Section 3(e) - For purposes solely of the Additions-1 and Additions-2, in paragraph 1, line 2, "For a period beginning on the Effective Date and ending one (1) year after Disney's acceptance of all the Additions pursuant to Section 3(b) (but in no circumstances beyond June 1, 1998)" is replaced with "For a period beginning on the Effective Date of Amendment 2 and ending three (3) years thereafter,".

6. Voxware shall keep Disney apprised of and consult with Disney on an ongoing basis regarding intended future developments in the Licensed Technology and Voxware's future products. Voxware shall use commercially reasonable efforts to incorporate Disney's technical, functional, and aesthetic requests into future developments in the Licensed Technology and future products.

7. Section 5(b) - For purposes solely of the Additions-1 and Additions-2, in line 3, [***] is replaced with [***].

8. Section 5(e) - For purposes solely of the Additions-1 and Additions-2, in line 2, [***].

9. In consideration for the licenses granted to Disney in this Amendment 2 to Additions-1 and Additions-2 and the additional support to be provided by Voxware hereunder (and in addition to any fees and other sums due to Voxware pursuant to Paragraph 5(a) and elsewhere under the Agreement), provided Voxware is not in breach of the Agreement or this Amendment 2, Disney shall pay to Voxware the following amounts:

                  (a)      license fee for Additions-1 - [***];

                  (b) non-recurring engineering fees associated with the Additions-1 already incurred by Voxware - [***];

                  (c)      license fee for Additions-2 - [***]; and

                  (d) fee for support during the first three (3) years of this Amendment 2 -[***];

         for a total amount hereunder equal to [***]. Such amount shall be payable pursuant to the following schedule:

                  (i)      [***] within [***] days of Disney's execution hereof;

                  (ii)  [***] within [***] of Disney's execution hereof;

                  (iii) [***] within [***] of Disney's execution hereof; and

                  (iv)  [***] within [***] of Disney's execution hereof.

10. Notwithstanding any provision of the Agreement, the parties understand that the MetaSound codecs contain TWINVQ, the intellectual property rights to which are owned and licensed from Nippon Telegraph and Telephone Corporation (NTT).

Except as expressly specified herein, all terms and conditions of the Agreement shall remain in full force and effect and shall apply to the subject matter of this Amendment 2.

BY SIGNING HEREINBELOW, the parties indicate their agreement with and acceptance of the terms and conditions contained in this Amendment 2, and this Amendment 2 is hereby made a part of the Agreement, as of the date first provided above.

DISNEY ONLINE                               VOXWARE, INC.

/s/ Jake Winebaum                           /s/ Kenneth H. Traub
--------------------------------            ---------------------------------
Signature                                   Signature

Jake Winebaum                               Kenneth H. Traub
--------------------------------            ---------------------------------
Print Name                                  Print Name

President                                   Executive Vice President and CFO
--------------------------------            ---------------------------------
Title                                       Title

                                   EXHIBIT A-1

                                   Additions-1

---------------------------------------------------------------------------------------------------
        Program                                      Description                              Value
---------------------------------------------------------------------------------------------------
AC8                              Mid-band quality (IP multimedia, IP broadcast)               [***]
---------------------------------------------------------------------------------------------------
AC10                             Mid-band quality (IP multimedia, IP broadcast)               [***]
---------------------------------------------------------------------------------------------------
AC16                             Mid-band quality (IP multimedia, IP broadcast)               [***]
---------------------------------------------------------------------------------------------------
AC24                             Mid-band quality (IP multimedia, IP broadcast)               [***]
---------------------------------------------------------------------------------------------------
AC32                             Mid-band quality (IP multimedia, IP broadcast)               [***]
---------------------------------------------------------------------------------------------------
* ACM Wrapper                    ACM Interface for Win 95 machine                             [***]
---------------------------------------------------------------------------------------------------
VR12                             MetaVoice ultra-low variable bit rate                        [***]
---------------------------------------------------------------------------------------------------
VR15                             MetaVoice ultra-low variable bit rate                        [***]
---------------------------------------------------------------------------------------------------
ACS16                            Mid-band quality (IP multimedia, IP broadcast); stereo       [***]
---------------------------------------------------------------------------------------------------
ACS20                            Mid-band quality (IP multimedia, IP broadcast); stereo       [***]
---------------------------------------------------------------------------------------------------
ACS32                            Mid-band quality (IP multimedia, IP broadcast); stereo       [***]
---------------------------------------------------------------------------------------------------
ACS48                            Mid-band quality (IP multimedia, IP broadcast); stereo       [***]
---------------------------------------------------------------------------------------------------
ACS64                            Mid-band quality (IP multimedia, IP broadcast); stereo       [***]
---------------------------------------------------------------------------------------------------
ACS80                            Wide-band quality (music delivery, cd-rom)                   [***]
---------------------------------------------------------------------------------------------------
ACS96                            Wide-band quality (music delivery, cd-rom)                   [***]
---------------------------------------------------------------------------------------------------
AC-40                            Wide-band quality (music delivery, cd-rom)                   [***]
---------------------------------------------------------------------------------------------------
AC-48                            Wide-band quality (music delivery, cd-rom)                   [***]
---------------------------------------------------------------------------------------------------
VoiceFont 2.1                    38 pre-defined ways to alter voice                           [***]
---------------------------------------------------------------------------------------------------
* VoxPhone (currently TeleVox    Point to point Internet telephony                            [***]
2.5) /TNT
---------------------------------------------------------------------------------------------------
* VCP/VoxChat 1.0 Server (NT     Server API for managing large scale conferences over IP      [***]
4.0 Server only)                 networks; Packaged, shrink-wrapped voice chat application
---------------------------------------------------------------------------------------------------
* VCP 1.0 Client API / VoxChat   Client API for managing large scale conferences over IP      [***]
1.0 Client                       networks; Packaged, shrink-wrapped voice chat application
---------------------------------------------------------------------------------------------------
* ActiveX/Quicktime controls     For AC8, AC10, AC16, and AC24 currently; updates supplied    [***]
for MetaSound                    when available.
---------------------------------------------------------------------------------------------------
* VCI libraries                                                                               [***]
---------------------------------------------------------------------------------------------------
ToolVox Basic Encoder            Encodes PCM voice data to Voxware's .vox format using RT24   [***]
                                 codec
---------------------------------------------------------------------------------------------------
ToolVox Gold Encoder             Encodes PCM voice data to Voxware's .vox format using RT29   [***]
                                 codec
---------------------------------------------------------------------------------------------------
ToolVox Basic Player             Plays Voxware's .vox files created with RT24 codec           [***]
---------------------------------------------------------------------------------------------------
ToolVox Gold Player              Plays Voxware's .vox files created with RT29 codec           [***]
---------------------------------------------------------------------------------------------------

* Denotes Win95 only.

Notwithstanding any provision in the Agreement or this Amendment to the contrary, Disney has evaluated the Additions-1 prior to the date of this Amendment. The execution of this Amendment is evidence of Disney's acceptance of the Additions-1. Attached hereto as Rider 1 is a more detailed description of the Additions-1.

        -------------------               --------------------
         Initials - Disney                 Initials - Voxware

                                   EXHIBIT B-1

                                   Additions-2

--------------------------------------------------------------------------------------------------------
    Program                             Description                           Delivery            Value
--------------------------------------------------------------------------------------------------------
SC3/6/10                Scalable-embedded, single code base, com quality   When available         [***]
                        audio (internet, paging, toys)                     (Q3 97)
--------------------------------------------------------------------------------------------------------
VoxPhone                PowerPC / Mac Port                                 When available         [***]
(currently
TeleVox 2.5) /
TNT for the Mac
--------------------------------------------------------------------------------------------------------
VCP 1.0 Client API /    PowerPC / Mac Port                                 When available         [***]
VoxChat 1.0 Client
--------------------------------------------------------------------------------------------------------
VoiceFont               Gender warping, user defined & user trained        When available         [***]
                        fonts, voice conversion to target voices
--------------------------------------------------------------------------------------------------------
Text/Avatar Lip         Non real-time accurate text (required) and         When available         [***]
Synchronization         real-time avatar lip synchronization with up to
                        20+ lip positions
--------------------------------------------------------------------------------------------------------
Four Additional         To be mutually determined - Any 4 commercially     To be mutually         [***]
Voxware programs to     available programs to be developed by Voxware      determined
be determined           and selected by Disney during the 3 year period
                        following the date of this Amendment, each of which
                        shall have a fair market value not to exceed the
                        value of any of the cross-platform Additions-1
                        and Additions-2 herein.
--------------------------------------------------------------------------------------------------------


        -------------------               --------------------
         Initials - Disney                 Initials - Voxware

                                     RIDER 1
                                       to
       AMENDMENT 2 TO SOFTWARE LICENSE AGREEMENT DATED SEPTEMBER 27, 1996

MetaVoice Codecs:

Proprietary parametric codecs.  Fixed and variable bit rate speech-only.

------------------------------------------------------------------------
  Codec name       Sampling Rate (KHz)    Bit Rate (bits per second)
------------------------------------------------------------------------
     RT24                  8.0                       2400
------------------------------------------------------------------------
    RT29HQ                 8.0                       2978
------------------------------------------------------------------------
     VR12                  8.0              80 - ~1850 (mean 1200)
------------------------------------------------------------------------
     VR15                  8.0              80 - ~2150 (mean 1500)
------------------------------------------------------------------------

MetaSound Codecs:

Incorporating NTT TwinVQ technology. Stereo and Monaural, high quality general purpose audio codecs described as follows:

-----------------------------------------------------------------------------------------------------------
  Codec Name          Sampling Rate         Data Rate (bits per        Frequency Response      Stereo/Mono
                         (KHz)                    second)                   (KHz)
-----------------------------------------------------------------------------------------------------------
      AC8                 8.0                      8000                      4.0                   Mono
-----------------------------------------------------------------------------------------------------------
     AC10                11.025                   10000                      5.5                   Mono
-----------------------------------------------------------------------------------------------------------
     AC16                 16.0                    16000                      8.0                   Mono
-----------------------------------------------------------------------------------------------------------
     AC24                22.050                   24031                     11.025                 Mono
-----------------------------------------------------------------------------------------------------------
     AC32                44.100                   32041                      >20                   Mono
-----------------------------------------------------------------------------------------------------------
     AC40                44.100                   40138                      >20                   Mono
-----------------------------------------------------------------------------------------------------------
     AC48                44.100                   48062                      >20                   Mono
-----------------------------------------------------------------------------------------------------------
     ACS16                8.0                     16000                      4.0                  Stereo
-----------------------------------------------------------------------------------------------------------
     ACS20               11.025                   20000                      5.5                  Stereo
-----------------------------------------------------------------------------------------------------------
     ACS32                16.0                    32000                      8.0                  Stereo
-----------------------------------------------------------------------------------------------------------
     ACS48               22.050                   48062                     11.025                Stereo
-----------------------------------------------------------------------------------------------------------
     ACS64               44.100                   64083                      >20                  Stereo
-----------------------------------------------------------------------------------------------------------
     ACS80               44.100                   80276                      >20                  Stereo
-----------------------------------------------------------------------------------------------------------
     ACS96               44.100                   96124                      >20                  Stereo
-----------------------------------------------------------------------------------------------------------

Voxware Conferencing Platform:

The Voxware Conferencing Platform (VCP) consists of:
o VCP client application programming interface (API) Software Development Kit
o VCP server application software
o Underlying networking, conferencing, and speech compression/decompression technology using MetaVoice technology

Available for Windows 32 bit platform (95/NT)

VoxChat Client:

VoxChat is based on the Voxware Conferencing Platform (VCP) and is designed for large-scale bidirectional voice conferencing over IP networks. Its features include:

o Chat Rooms -- VoxChat allows the creation of public or private rooms. Users may invite others into chat rooms for off-line conversation.
o Text Chat -- Conference participants can interact within a conference room via text messages.
o Web Integration -- The client will automatically log into a VoxChat server which is identified either by the plugin's EMBED tag or the application's configuration file.
o Participants List -- A list of users participating in the conference is displayed on the client along with an indication of who is currently talking and who is waiting to speak.

Available for Windows 32 Bit platform

VoxChat Server:

The VoxChat server works in conjunction with VoxChat Clients. It receives incoming voice streams from VoxChat Client participants who are speaking in a conference and distributes them to other participants in the conference.

Available for Windows NT 4.0 Server

VoxPhone (TeleVox 2.5):

Serverless, H-323 compliant Internet telephony application which supports person-to person voice communications as well as conferences of up to 5 individuals over dial-up network connections. Features include text chat, file transfer and VoiceFont speech modification.

Available for Windows 32 bit platforms.

VoiceFont 2.1:

VoiceFont provides a set of voice transformations that can be used in conjunction with Voxware's RT29 or RT24 codecs. The transformations are presented as a pallet of possible "fonts" that can be applied to the user's voice to create some new, artificial voice at the output. Currently, there are 38 fonts provided. Each of the fonts is created by applying some combination of one or more of 4 basic technologies:

o Alteration of the pitch
o Alteration of the degree of voicing (to make the voice more or less whispery)
o Alteration of the spectral shape (to make the speaker sound larger or smaller)
o Addition of DSP sound effects (such as flange, chorus, and reverberation)

Each of these four components can be applied to a variable extent. The 38 fonts currently supplied as part of VoiceFont 2.1 use 38 predefined settings of these four components.

VoiceFont 3.0:

VoiceFont 3.0 is a plug-in addition to Voxware's RT series codecs which enables the user to alter the voice as it is encoded and transmitted. This product is the second in what is intended to be a long line of upgrades and improvements to the VoiceFont technology. VF3.0 provides all the functionality of VF2.1 (38 distinct predefined voice "fonts"), but adds two key features:

o The ability to create a font specifically for a user's voice. Such fonts are custom adapted to the user's voice and can therefore provide true gender and age warping.
o The ability to modify or refine the user-created or predefined fonts in order to derive truly unique fonts.


ToolVox:

ToolVox consists of four components:

1) ToolVox Encoder - This encoder converts PCM format (AIFF on Macintosh and WAV on Windows) speech data to Voxware's VOX format using Voxware's RT24 speech codec and stores this data to a file. It can convert files as well as record speech directly.
2) ToolVox Gold Encoder - This encoder converts PCM format (AIFF on Macintosh and WAV on Windows) speech data to Voxware's VOX format using Voxware's RT29HQ speech codec and stores this data to a file. It also allows the use of Voxware's VoiceFont technology to modify the characteristics of the recorded speech. It can convert files as well as record speech directly.
3) ToolVox Basic Player - This player application is used to decode speech files compressed with Voxware's RT24 codec. It works as a stand-alone application as well as a "plug-in" component to an Internet browser.
4) ToolVox Gold Player - This player application is used to decode speech files compressed with Voxware's RT29HQ codec. It works as a stand-alone application as well as a "plug-in" component to an Internet browser.