Form 10-Q
period 1997-09-30
VOXWARE INC
filed 1997-11-14
CIK 933454

==============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997
                                    ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________________________

     Commission File Number 0-021403
                            ---------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES X NO X
                                                  ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                Shares Outstanding at November 14, 1997
      -----------------------------   ---------------------------------------
      Common Stock, $.001 par value                  12,801,508


==============================================================================

                                 VOXWARE, INC.
                                     INDEX


PART I - FINANCIAL INFORMATION

      Item 1.   Financial Statements (unaudited)                                                 Page No.

                Statements of Operations
                   Three Months Ended September 30, 1997 and 1996............................        3

                Balance Sheets
                  September 30, 1997 and June 30, 1997.......................................        4

                Statements of Cash Flows
                   Three Months Ended September 30, 1997 and 1996............................        5

               Notes to Financial Statements.................................................        6

      Item 2.  Management's Discussion and Analysis of Results of Operations
               and Financial Condition.......................................................        7


PART II - OTHER INFORMATION

               Other Information.............................................................       12

               Signatures....................................................................       13



PART I - FINANCIAL INFORMATION

      ITEM 1.      FINANCIAL STATEMENTS


                                 Voxware, Inc.
                           Statements of Operations
                     (In thousands, except per share data)


                                                         Three Months Ended
                                                            September 30,
                                                        --------------------
                                                          1997         1996
                                                        --------     -------
                                                             (unaudited)
Revenues:
     Product revenues:
        Initial license fees                          $ 1,005         $    913
        Royalties and recurring license fees              651              238
                                                      -------         --------
          Total product revenues                        1,656            1,151
     Service revenues                                     156               52
                                                      -------         --------
        Total revenues                                  1,812            1,203
                                                      -------         --------
 Cost of revenues:
     Cost of product revenues                              51               24
     Cost of service revenues                              54               26
                                                      -------         --------
        Total cost of revenues                            105               50
                                                      -------         --------
        Gross profit                                    1,707            1,153
                                                      -------         --------

 Operating expenses:
     Research and development                           1,444            1,863
     Sales and marketing                                1,059              801
     General and administrative                           597              857
                                                      -------         --------
        Total operating expenses                        3,100            3,521
                                                      -------         --------

        Operating loss                                 (1,393)          (2,368)

Interest income                                           222               36
                                                      -------         --------

Net loss                                             $ (1,171)         $(2,332)
                                                     ========         ========

Net loss per share                                   $ (0.09)          $ (0.25)
                                                     ========         ========
Shares used in computing
  net loss per share                                  12,509             9,268
                                                     ========         ========




       The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                                Balance Sheets
                (In thousands, except share and per share data)


                                                                   September 30,              June 30,
                                                                      1997                      1997
                                                                   -----------              -----------
                                                                   (unaudited)
                                         ASSETS
Current assets:
 Cash and cash equivalents                                             $ 10,216             $ 10,627
 Short-term investments                                                   5,316                5,842
 Accounts receivable, net of allowance for doubtful accounts of
    $475 and $400                                                         2,543                2,822
 Prepaid expenses                                                           247                  309
                                                                       --------             --------
    Total current assets                                                 18,322               19,660
Property and equipment, net                                                 539                  566
Other assets, net                                                            55                   55
                                                                       --------             --------
                                                                       $ 18,916             $ 20,221
                                                                       ========             ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                 $  1,999             $  2,312
 Deferred revenues                                                          566                  477
                                                                       --------             --------
     Total current liabilities                                            2,565                2,789
                                                                       --------             --------
Deferred rent                                                               266                  241
                                                                       --------             --------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.001 par value, 10,000,000 shares authorized;
    no shares issued and outstanding                                       --                   --
 Common stock  $.001 par value, 30,000,000 shares authorized;
    12,542,883 and 12,497,258 shares issued and outstanding                  13                   13
 Additional paid-in capital                                              28,553               28,488
 Unrealized loss on available-for-sale securities                            (2)                  (2)
 Accumulated deficit                                                    (12,479)             (11,308)
                                                                       --------             --------
     Total stockholders' equity                                          16,085               17,191
                                                                       --------             --------
                                                                       $ 18,916             $ 20,221
                                                                       ========             ========



       The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                           Statements of Cash Flows
                                (In thousands)

                                                                             Three Months Ended
                                                                                 September 30,
                                                                          --------------------------
                                                                           1997                1996
                                                                          -------            ------
                                                                               (unaudited)
Operating activities:
   Net loss                                                            $ (1,171)             $ (2,332)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                            48                    56
    Provision for doubtful accounts                                          75                   100
    Changes in assets and liabilities:
        Accounts receivable                                                 204                  (494)
        Prepaid expenses                                                     62                    34
        Other assets                                                       --                    (203)
        Accounts payable and accrued expenses                              (313)                  960
        Deferred revenues                                                    89                    77
        Deferred rent                                                        25                  --
                                                                       --------              --------
           Net cash used in operating activities                           (981)               (1,802)
                                                                       --------              --------

Investing activities:
   Purchase of short-term investments                                   (20,979)                 --
   Sales and maturities of short-term investments                        21,505                  --
   Purchases of property and equipment                                      (21)                 (141)
                                                                       --------              --------
          Net cash provided by (used in) investing activities               505                  (141)
                                                                       --------              --------
Financing activities:
   Proceeds from exercise of common stock options                            65                  --
   Proceeds from exercise of common stock warrants                         --                     202
                                                                       --------              --------
          Net cash provided by financing activities                          65                   202
                                                                       --------              --------
 Decrease in cash and cash equivalents                                     (411)               (1,741)

 Cash and cash equivalents, beginning of period                          10,627                 3,837
                                                                       --------              --------
 Cash and cash equivalents, end of period                                10,216                 2,096
 Short-term investments, end of period                                    5,316                  --
                                                                       --------              --------
 Cash and short-term investments, end of period                        $ 15,532              $  2,096
                                                                       ========              ========

 SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
       Accretion of redemption premium on Redeemable Series A
          Convertible Preferred Stock                                  $   --                $      4
                                                                       ========              ========


       The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                         Notes To Financial Statements


1.       BASIS OF PRESENTATION

           The financial statements as of September 30, 1997 and for the three month periods ended September 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on September 29, 1997, as amended on Form 10-K/A on October 28, 1997, and in this report on Form 10-Q.



           The results of operations for the interim period ended September 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998 or any other future periods.



2.       NET LOSS PER SHARE

           Net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the respective periods adjusted for the dilutive effect of common stock equivalents, which consist of stock options and warrants, using the treasury stock method. The calculation of shares used in computing net loss per share for the three months ended September 30, 1996 also includes 6,000,000 shares of Redeemable Series A Convertible Preferred Stock which converted into 3,000,000 shares of Common Stock upon the consummation of the Initial Public Offering, as if they were converted to Common Stock on their original date of issuance.

           In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and, when adopted, will require restatement of prior years' earnings per share. If the Company had adopted SFAS No. 128 for the period ending September 30, 1997, there would have been no effect on net loss per share, on either the basic or diluted basis.



3.       REVENUE RECOGNITION

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



                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans and results to differ. Factors that may cause such differences include, but are not limited to, the rate of progress, if any, of the Company's product development programs and the uncertainty of acceptance of the Company's products in the marketplace, the uncertain development of the Internet and its use as a means for voice communications, the highly competitive nature of the Company's industry and the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into and maintain relationships with third parties and the Company's dependence on such third parties to develop and market products using the Company's technology and to develop a recurring revenue stream to the Company, the Company's ability to manage its growth, the costs involved in obtaining and enforcing patents and any necessary licenses, the Company's ability to obtain additional funds, and those other risks discussed in the Company's Annual Report on Form 10-K.

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

           Since Voxware's inception in August 1993, the Company has raised net proceeds of approximately $28,566,000 as follows: approximately $8,838,000, net of offering costs, through private placements; approximately $18,517,000, net of offering costs, through the Initial Public Offering which was declared effective on October 30, 1996; and approximately $1,211,000 through other sales and exercises of equity securities, including exercises of common stock options and all outstanding common stock warrants.

           The Company generates revenues from two sources: fees from product licenses and fees for services provided. Product revenues account for a majority of the Company's revenues and consist of two components:
       initial license fees and royalties and recurring license fees.
       Voxware's products are
       licensed primarily to software and hardware companies which incorporate the Company's products and technologies into their products. The Company generally negotiates contract terms with customers on a case by case basis, with arrangements that have historically included one or more of the following: initial license fees, quarterly license fees, annual license fees or royalties based on the licensee's revenue generated or units shipped of products incorporating the Company's technologies. One of the Company's objectives is to develop recurring revenue through entering into licensing agreements with third parties which provide for royalties or other recurring payments. As a result, the timing and amount of the Company's revenues are substantially dependent on the timing and efforts of the Company's licensees in developing and marketing products incorporating the Company's products and technologies. There can be no assurance as to the timing or success of any licensee implementation or the timing or amount of recurring revenues from any licensee product. Since inception, the Company has entered into approximately 94 license agreements, approximately 81 of which provide for potential royalties and / or recurring license fees. Service revenues consist of customer support and engineering fees. Customer support services include providing updates and technical support to licensees of the Company's products and porting the Company's technologies to specific software platforms that are considered industry standards. Engineering services include providing technical resources to support customer-specific development efforts, which include porting the Company's technologies to specific hardware platforms.

           Software product revenues are generally recognized upon shipment, provided that there are no significant post-delivery obligations, the payment is due within one year and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalty revenues are recognized in the period of customer shipment. For the three months ended September 30, 1997 and 1996, respectively, approximately $651,000 and $238,000 of royalties and recurring license fees were recognized. Customer support revenues, including amounts bundled with license fees, are recognized over the term of the support period, which typically lasts for one year. Engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required. All research and development costs are expensed as incurred.

           The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of September 30, 1997, the Company had an accumulated deficit of $12,479,000. The limited operating history of the Company makes the prediction of future results of operations impossible and, therefore, the Company's historical revenues should not be taken as indicative of future revenues. In addition, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including the level of usage of the Internet, the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by the Company's licensees that incorporate the Company's products, the rate of new licensing activity, as well as the termination of existing license agreements, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of products developed by the Company or its licensees, and general economic conditions.


       Results of Operations

           Revenues

           Total revenues increased $609,000 from $1,203,000 in the three months ended September 30, 1996 to $1,812,000 in the three months ended September 30, 1997 as a result of the Company entering into an increased number of license agreements providing customers with the right to use the Company's products and related services, and an increase in the amount of royalties and other recurring revenues recognized from customers who licensed the Company's products in previous periods. One of the Company's largest customers, Netscape Communications Corporation ("Netscape"), accounted for 21% of total revenues in the three month periods ended September 30, 1997 and 1996. As reported in the Company's Report on Form 8-K dated September 30, 1997, on September 30, 1997 Netscape notified the Company of its desire to renegotiate the terms of the Company's license agreement with Netscape. The Company believes that Netscape is reevaluating certain of its product plans as its business focus and objectives are shifting, and therefore, Netscape is seeking to modify the Netscape license agreement in such a way that would significantly reduce the revenue the Company earns from Netscape. The Company has entered into negotiations with Netscape with respect to the terms of the license agreement and the Company has agreed to amend the license agreement to allow Netscape to terminate the current agreement at any time after the Company has received payment from Netscape for all quarters through the quarter ending December 31, 1997. There can be no assurance that Netscape will not terminate the license agreement and, if the Netscape license agreement is renegotiated, the Company anticipates that the revised terms would be significantly less attractive to the Company than the terms of the current agreement. If Netscape terminates the Netscape license agreement or does not incorporate and distribute the Company's products and technologies in its own products, the Company's business, operating results and financial condition will be materially adversely affected. The success of the Company is dependent on the ability of industry leaders such as Netscape and other of the Company's licensees to continue to achieve widespread distribution and acceptance of their products which incorporate the Company's products. Failure by Netscape and other of the Company's licensees to achieve widespread distribution and acceptance of their products which incorporate the Company's products may have a material adverse effect on the Company's business, results and financial condition.

           Product revenues increased $505,000 from $1,151,000 in the three months ended September 30, 1996 to $1,656,000 in the three months ended September 30, 1997. The increase in product revenues was primarily due to the increased volume of licenses of the Company's products to new customers, and an increase in the amount of royalties and other recurring revenues recognized from customers who licensed the Company's products in previous periods. For the three month periods ended September 30, 1997 and 1996, approximately 61% and 79% of the Company's product revenues were attributable to initial license fees, respectively, and 39% and 21% were attributable to royalties and .recurring license fees, respectively.

           During the three months ended September 30, 1997, the Company recognized $1,005,000 in initial license fees related to fourteen agreements, compared to $913,000 in initial license fees related to eleven agreements for the three months ended September 30, 1996. Additionally, for the three months ended September 30, 1997, the Company recognized $651,000 in royalties and recurring product license fees, which were derived from a total of approximately ten customers. These amounts compare to $238,000 in royalties and recurring product license fees which were derived from one customer during the three months ended September 30, 1996.


           Service revenues were $156,000 for the three months ended September 30, 1997 compared to $52,000 for the three months ended September 30, 1996. Service revenues were primarily attributable to customer support and fees for engineering services.

           Cost of Revenues

           Cost of product revenues increased $27,000 from $24,000 in the three months ended September 30, 1996 to $51,000 in the three months ended September 30, 1997. The increase in cost of product revenues is directly attributable to the increase in product revenues recognized during those periods.

           Cost of service revenues consists primarily of the expenses associated with the staffing of a customer support group and engineering services, which consist primarily of employee compensation and equipment depreciation. Cost of service revenues increased $28,000 from $26,000 in the three months ended September 30, 1996 to $54,000 in the three months ended September 30, 1997. The increase in cost of service revenues was directly attributable to the increase in service revenues from the three months ended September 30, 1996 to the three months ended September 30, 1997.


           Operating Expenses

              Total operating expenses decreased by $421,000 from $3,521,000 in the three months ended September 30, 1996 to $3,100,000 in the three months ended September 30, 1997. This decrease in total operating expenses primarily reflects headcount reductions in application development and administration, and reductions in outside professional services. Specifically, the decrease in total operating expenses consisted of decreases of $419,000 in research and development expenses and $260,000 in general and administrative expenses, offset by an increase of $258,000 in sales and marketing expenses.

              Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses decreased $419,000 from $1,863,000 in the three months ended September 30, 1996 to $1,444,000 in the three months ended September 30, 1997. The decrease in research and development expenses was primarily due to a shift in the Company's business model away from consumer application software and toward an OEM (original equipment manufacturer) focus, which involves less application development work. In particular, the Company decreased expenses incurred for independent contractors who perform application development services for the Company.

              Sales and marketing expenses consist primarily of employee compensation (including direct sales commissions), travel expenses, trade shows and costs of promotional materials. Sales and marketing expenses increased $258,000 from $801,000 in the three months ended September 30, 1996 to $1,059,000 in the three months ended September 30, 1997. The increase in sales and marketing expenses was primarily due to the expansion of the Company's sales force and marketing staff from 13 at September 30, 1996 to 25 at September 30, 1997, expenses related to the Company's sales offices in Europe and Asia which were initially opened during the fourth quarter of fiscal 1997, and increased expenses associated with the promotion and marketing of the Company's products and services.

              General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $260,000 from $857,000 in the three months ended September 30, 1996 to $597,000 in the three months ended September 30, 1997. The decrease in general and administrative expenses was primarily due to reductions in legal costs, recruitment and relocation expenses and general cost savings achieved through expense management.

       Interest Income

              Interest income increased $186,000 to $222,000 for the three months ended September 30, 1997 from $36,000 for the three months ended September 30, 1996. The increase in interest income primarily reflects interest earned on the remaining net proceeds from the Initial Public Offering closed during November and December 1996 (see "Liquidity and Capital Resources").

       Income Taxes

              As of September 30, 1997, the Company had approximately $9,500,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of September 30, 1997, the Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability of these deferred assets, primarily as a result of considering such factors as the Company's limited operating history, the volatility of the market in which it competes, the operating losses incurred to date and the operating losses anticipated in future periods.

        Liquidity and Capital Resources

              As of September 30, 1997, the Company had a total of $15,532,000 in cash, cash equivalents and short-term investments consisting of $10,216,000 of cash and cash equivalents and $5,316,000 in short-term investments. The Company's cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, the Company has primarily financed its operations through the sale of equity securities.

              Cash of $981,000 and $1,802,000 was used to fund operations for the three months ended September 30, 1997 and 1996, respectively. The decrease in cash used to fund operations was primarily due to the decrease in the net loss for the three months ended September 30, 1997 compared to the net loss for the three months ended September 30, 1996. For the three months ended September 30, 1997, cash provided by investing activities was $505,000, which consisted of $526,000 in net sales and maturities of short-term investments, offset by $21,000 in equipment purchases. For the three months ended September 30, 1996, cash used in investing activities totaled $141,000 which was related to equipment purchases. For the three months ended September 30, 1997, cash provided by financing activities totaled $65,000, which represents proceeds from the exercise of common stock options. For the three months ended September 30, 1996, cash provided by financing activities totaled $202,000, which represents proceeds from the exercise of common stock warrants.

              The Company maintains a $5,000,000 revolving line of credit with Silicon Valley Bank (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at the bank's prime lending rate, which approximates the prime rate. The Credit Facility contains certain restrictive financial covenants including a minimum quick ratio, a minimum tangible net worth requirement, a maximum debt to tangible net worth ratio and certain other covenants, as defined in the agreement. In connection with the lease of the Company's office facility, the Company has outstanding a $300,000 standby letter of credit at September 30, 1997 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that the Company defaults on the lease. As this letter of credit was established under the terms of the Credit Facility, the Company has $4,700,000 available for borrowing under the Credit Facility. As of and for the three months ending September 30, 1997 there were no amounts outstanding under the Credit Facility.

              In addition to the Credit Facility, the agreement with Silicon Valley Bank provides a lease component in the amount of $1,500,000 (the "Lease Facility") for the purpose of providing a facility for the financing of the lease stream of payments that the Company owes to an equipment lessor.

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

         PART II - OTHER INFORMATION

              Item 5.  Other Information.  None.

              Item 6.  Exhibits and Reports on Form 8-K.
                         (a) Exhibits

                             11.1   Statement re: Computation of Loss Per Share.

                             27     Financial Data Schedule.

                         (b) Reports on Form 8-K.

                             Current Report on Form 8-K dated September 30, 1997 (relating to the renegotiation of the Company's Software License Agreement with Netscape Communications Corporation).

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1997


                                VOXWARE, INC.
                                (Registrant)



                                By: /s/ Bathsheba Malsheen
                                    ------------------------------------
                                    Bathsheba Malsheen, President and
                                    Chief Executive Officer




                                By: /s/ Kenneth H. Traub
                                    ------------------------------------
                                    Kenneth H. Traub, Executive Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial Officer)



                                By: /s/ Nicholas Narlis
                                    ------------------------------------
                                    Nicholas Narlis, Vice President,
                                    Chief Accounting Officer and Treasurer
                                    (Principal Accounting Officer)