Form 10-Q
period 1997-12-31
VOXWARE INC
filed 1998-02-17
CIK 933454

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended December 31, 1997

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ____________________

Commission File Number   0-021403


                                 VOXWARE, INC.
                                 ------------
            (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                            36-3934824
-------------------------------                             ----------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

                             --------------------


                             305 College Road East
                          Princeton, New Jersey 08540
                                 609-514-4100


                             --------------------

                  (Address, including zip code, and telephone
                 number (including area code) of registrant's
                          principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.   YES X   NO
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Shares Outstanding at February 13, 1998
           ---------                  ---------------------------------------
  Common Stock, $.001 par value                      13,062,441

                                 VOXWARE, INC.
                                     INDEX


PART I - FINANCIAL INFORMATION
------------------------------


      Item 1.     Financial Statements (unaudited)                                                Page No.
                                                                                                  --------
                  Statements of Operations
                      Three and Six Months Ended December 31, 1997 and 1996..................        3

                  Balance Sheets
                    December 31, 1997 and June 30, 1997......................................        4

                  Statements of Cash Flows
                     Six Months Ended December 31, 1997 and 1996.............................        5

                  Notes to Financial Statements..............................................        6

      Item 2.   Management's Discussion and Analysis of Results of Operations
                and Financial Condition......................................................        7


PART II - OTHER INFORMATION
---------------------------
                Item 4.  Submission of Matters to a Vote of Security Holders.................       13

                Item 5.  Other Information...................................................       13

                Item 6.  Exhibits and Reports on Form 8-K....................................       13



SIGNATURES...................................................................................       14
----------


PART I - FINANCIAL INFORMATION
------------------------------

     ITEM 1.  FINANCIAL STATEMENTS


                                 Voxware, Inc.
                           Statements of Operations
                     (In thousands, except per share data)

                                  Three Months ended        Six Months Ended
                                     December 31,             December 31,
                                ----------------------    --------------------
                                  1997          1996       1997          1996
                                  ----          ----       ----          ----
                                      (unaudited)              (unaudited)
Revenues:
  Product revenues:
    Initial license fees        $  1,037      $  1,059    $  2,042     $  1,972
    Royalties and recurring
     license fees                    581           377       1,232          615
                               ----------    ----------  ----------   ----------
       Total product revenues      1,618         1,436       3,274        2,587
  Service revenues                   239            76         395          128
                               ----------    ----------  ----------   ----------
         Total revenues            1,857         1,512       3,669        2,715
                               ----------    ----------  ----------   ----------

Cost of revenues:
  Cost of product revenues            46            21          97           45
  Cost of service revenues            92            51         146           77
                               ----------    ----------  ----------   ----------
    Total cost of revenues           138            72         243          122
                               ----------    ----------  ----------   ----------
    Gross profit                   1,719         1,440       3,426        2,593
                               ----------    ----------  ----------   ----------

Operating expenses:
  Research and development         1,331         2,074       2,775        3,938
  Sales and marketing                995         1,086       2,054        1,887
  General and administrative         553           878       1,150        1,735
                               ----------    ----------  ----------   ----------
    Total operating expenses       2,879         4,038       5,979        7,560
                               ----------    ----------  ----------   ----------

    Operating loss                (1,160)       (2,598)     (2,553)      (4,967)

Interest income                      220           189         442          226
                               ----------    ----------  ----------   ----------

Net loss                        $   (940)     $ (2,409)   $ (2,111)    $ (4,741)
                               ==========    ==========  ==========   ==========

Net loss per share              $  (0.07)     $  (0.21)   $  (0.17)    $  (0.46)
                               ==========    ==========  ==========   ==========

Shares used in computing
 net loss per share               12,780        11,269      12,664       10,270
                               ==========    ==========  ==========   ==========


       The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                                Balance Sheets
                (In thousands, except share and per share data)

                                                                                    December 31,             June 30,
                                                                                        1997                   1997
                                                                                   --------------         --------------
                                                                                     (unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                          $    5,424             $   10,627
  Short-term investments                                                                  9,461                  5,842
  Accounts receivable, net of allowance for doubtful accounts of
    $610 and $400                                                                         2,548                  2,822
  Prepaid expenses and other current assets                                                 414                    309
                                                                                   --------------         --------------
    Total current assets                                                                 17,847                 19,600
Property and equipment, net                                                                 501                    566
Other assets, net                                                                            57                     55
                                                                                   --------------         --------------
                                                                                     $   18,405             $   20,221
                                                                                   ==============         ==============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                              $    1,739             $    2,312
  Deferred revenues                                                                         537                    477
                                                                                   --------------         --------------
    Total current liabilities                                                             2,276                  2,789
                                                                                   --------------         --------------
Deferred rent                                                                               291                    241
                                                                                   --------------         --------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized:
    no shares issued and outstanding                                                         --                     --
  Common stork, $.001 par value, 30,000,000 shares authorized;
    12,884,066 and 12,497,258 shares issued and outstanding                                  13                     13
Additional paid-in capital                                                               29,243                 26,488
Unrealized gain (loss) on available-for-sale securities                                       1                     (2)
Accumulated deficit                                                                     (13,419)               (11,308)
                                                                                   --------------         --------------
    Total stockholders' equity                                                           15,838                 17,191
                                                                                   --------------         --------------
                                                                                     $   18,405             $   20,221
                                                                                   ==============         ==============

       The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                           Statements of Cash Flows
                       (In thousands, except share data)

                                                                                 Six Months Ended
                                                                                   December 31,
                                                                         ----------------------------------
                                                                                1997            1996
                                                                         ---------------- -----------------
                                                                                    (unaudited)

Operating activities:
  Net loss                                                                 $    (2,111)      $    (4,741)
  Adjustments to reconcile net loss to net cash used in
   operating  activities:
    Depreciation and amortization                                                  114               113
    Provision for doubtful accounts                                                210               175
    Changes in assets and liabilities:
       Accounts receivable                                                          64              (859)
       Prepaid expenses                                                           (105)              (26)
       Other assets                                                                 (2)             (104)
       Accounts payable and accrued expenses                                      (573)            1,918
       Deferred revenues                                                            60               135
       Deferred rent                                                                50               146
                                                                         ---------------- -----------------
          Net cash used in operating activities                                 (2,293)           (3,243)
                                                                         ---------------- -----------------
Investing activities:
   Purchases of short-term investments                                         (37,612)          (61,146)
   Sales and maturities of short-term investments                               33,996            42,543
   Purchases of property and equipment                                             (49)             (157)
                                                                         ---------------- -----------------
          Net cash used in investing activities                                 (3,665)          (18,760)
                                                                         ---------------- -----------------

Financing activities:
   Proceeds from issuance of commons stock, net                                     --            18,442
   Proceeds from exercise of stock options                                         644               762
   Issuance of common stock pursuant to Employee Stock Purchase Plan               111                --
                                                                         ---------------- -----------------
          Net cash provided by financing activities                                755            19,204
                                                                         ---------------- -----------------
Decrease in cash and cash equivalents                                           (5,203)           (2,799)
Cash and cash equivalents, beginning of period                                  10,627             3,837
                                                                         ---------------- -----------------
Cash and cash equivalents, end of period                                         5,424             1,038
Short-term investments, end of period                                            9,461            18,603
                                                                         ---------------- -----------------
Cash and short-term investments, end of period                             $    14,885       $    19,641
                                                                         ================ =================

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
       Conversion of Redeemable Series A Convertible Preferred Stock
           to Common Stock                                                 $       --        $     5,938
       Accretion of redemption premium on Redeemable Series A
           Convertible Preferred Stock                                     $       --        $         4
       Unrealized gain on available-for-sale securities                    $         3       $       --
                                                                         ================ =================

       The accompanying notes are and integral part of these statements.

                                 Voxware, Inc.
                         Notes To Financial Statements


1.       BASIS OF PRESENTATION

           The financial statements as of December 31, 1997 and for the three and six month periods ended December 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on September 29, 1997, as amended on Form 10-K which was filed on Form 10-K/A on October 28, 1997, the Company's Form 10-Q for the three months ended September 30, 1997, and in this report on Form 10-Q.

           The results of operations for the interim periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998 or any other future periods.



2.       NET LOSS PER SHARE

            In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company has adopted SFAS No. 128 and there is no difference between the Company's historical net loss per share calculation and the net loss calculation under SFAS No. 128 on either the basic or diluted basis, as stock options and warrants are anti-dilutive.

           For periods subsequent to the Company's initial public offering in October 1996 ("IPO"), net loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding for the respective periods adjusted for the dilutive effect of common stock equivalents, which consist of stock options and warrants, using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the twelve months immediately preceding the IPO, plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of common stock options, have been included in the calculation of the shares used in computing net loss per share as if they were outstanding for all periods prior to the IPO (using the treasury stock method and the IPO price of $7.50 per share), even though their effect is anti-dilutive. Pursuant to the policy of the Securities and Exchange Commission the calculation of shares used in computing net loss per share also includes the Redeemable Series A Convertible Preferred Stock which converted into 3,000,000 shares of Common Stock effective upon the closing of the IPO, as if they were converted to Common Stock on their original date of issuance.


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



                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans and results to differ. Factors that may cause such differences include, but are not limited to, the rate of progress, if any, of the Company's product development programs and the uncertainty of acceptance of the Company's products in the marketplace, the highly competitive nature of the Company's industry and the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into and maintain relationships with third parties and the Company's dependence on such third parties to develop and market products using the Company's technology and to develop a recurring revenue stream to the Company, the Company's ability to manage its growth, the costs involved in obtaining and enforcing patents and any necessary licenses, the Company's ability to obtain additional funds as necessary, and those other risks discussed in the Company's Annual Report on Form 10-K.

         Overview

              Voxware develops, markets, licenses and supports digital speech and audio technologies and solutions. MetaVoice, the Company's innovative speech coding technology, is designed to reproduce high quality speech while requiring very low communications bandwidth and processing power. MetaSound, the Company's general audio coding technology built on core technology licensed from Nippon Telegraph and Telephone Corporation is specifically suitable for high quality music compression. The Company licenses its technologies to software and hardware companies for a wide range of applications and services, primarily in the following four markets: Internet Protocol (IP) telephony, multimedia software, electronic devices and wireless communications.

              Since Voxware's inception in August 1993, the Company has raised net proceeds of approximately $29,256,000 as follows: approximately $8,838,000 through private placements; approximately $18,517,000 through the Initial Public Offering which was declared effective on October 30, 1996; and approximately $1,901,000 through other sales of equity securities, including exercises of common stock options and all outstanding common stock warrants.

              The Company generates revenues from two sources: fees from product licenses and fees for services provided. Product revenues account for a majority of the Company's revenues and consist of two components: initial license fees and royalties and recurring license fees. Voxware's products are licensed primarily to software and hardware companies which incorporate the Company's products and technologies into their products. The Company generally negotiates contract terms with customers on a case by case basis, with arrangements that have historically included one or more of the following: initial license fees, quarterly license fees, annual license fees or royalties based on the licensee's revenue generated or units shipped of products incorporating the Company's technologies. One of the Company's objectives is to develop recurring revenue through entering into licensing agreements with third parties which provide for royalties or other recurring payments. As a result, the timing and amount of the Company's revenues are substantially dependent on the timing and efforts of the Company's licensees in developing and marketing products incorporating the Company's products and technologies. There can be no assurance as to the timing or success of any licensee implementation or the timing or amount of recurring revenues, if any, from any licensee product. A majority of the Company's existing licensees compete in the multimedia Internet software market, which is a relatively new market, and many of the companies in this market are poorly capitalized, compete against much more established companies and/or have businesses that are relatively immature. The Company believes that a significant number of its licensees which compete in the multimedia software market have not incorporated, and may never incorporate, Voxware's technologies into their respective products, and therefore, the Company may never derive royalties or other recurring revenues from many of its existing license agreements. The Company has been shifting its focus to other markets such as Internet Protocol (IP) Telephony, electronic devices and wireless communications, which the Company believes have more significant potential for royalty revenue over the long term. However, there can be no assurance as to the success of the Company's marketing activities in these markets.

              Service revenues consist of customer support and engineering fees. Customer support services include providing updates and technical support to licensees of the Company's products. Engineering services include providing technical resources and technical assistance to support customer-specific development efforts, which include porting the Company's technologies to specific hardware platforms.

              Software product revenues are generally recognized upon shipment, provided that there are no significant post-delivery obligations, the payment is due within one year and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalty revenues are recognized in the period of customer shipment. For the three and six month periods ended December 31, 1997, approximately $581,000 and $1,232,000, respectively, of royalties and recurring license fees were recognized. For the three and six month periods ended December 31, 1996, approximately $377,000 and $615,000, respectively, of royalties and recurring license fees were recognized. Customer support revenues, including amounts bundled with license fees, are recognized over the term of the support period, which typically lasts for one year. Engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required. All research and development costs are expensed as incurred.

              The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of December 31, 1997, the Company had an accumulated deficit of $13,419,000. The limited operating history of the Company makes the prediction of future results of operations impossible and, therefore, the Company's historical revenues should not be taken as indicative of future revenues. In addition, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including the level of usage of the Internet, the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by the Company's licensees that incorporate the Company's products, the rate of new licensing activity, as well as the termination of existing license agreements, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, the degree of success of the Company's efforts to penetrate the Internet Protocol (IP) telephony, multimedia software, electronic devices and wireless communications markets, technical difficulties with respect to the use of products developed by the Company or its licensees, and general economic conditions.


         Results of Operations

           Revenues

              Total revenues increased $345,000 from $1,512,000 in the three months ended December 31, 1996 to $1,857,000 in the three months ended December 31, 1997 primarily as a result of an increase in the amount of royalties and recurring revenues recognized from customers who licensed the Company's products in previous periods, and an increase in service revenues. On a year-to-date basis, total revenues increased $954,000 from $2,715,000 for the six months ended December 31, 1996 to $3,669,000 for the six months ended December 31, 1997. One of the Company's customers accounted for 30% and 15% of total revenues in the three and six month periods ended December 31, 1997, respectively, and no revenues in the three and six month periods ended December 31, 1996. Another of the Company's customers, Netscape Communications Corporation ("Netscape"), accounted for 26% and 23% of total revenues in the three and six month periods ended December 31, 1997, respectively, and 17% and 18% of total revenues in the three and six month periods ended December 31, 1996, respectively. In the Company's Report on Form 8-K dated September 30, 1997, the Company reported that on September 30, 1997 Netscape notified the Company of its desire to renegotiate the terms of the Company's license agreement with Netscape and that the outcome of a renegotiation could lead to a significant reduction in payments from Netscape. In December 1997, the Company completed the renegotiation with Netscape such that the terms of the amended agreement provide for a significantly reduced amount of revenue to the Company subsequent to December 31, 1997. Subsequently, in January 1998, in conjunction with Netscape's recently announced restructuring, Netscape notified the Company of its intention to discontinue certain of its products, including products which would incorporate the Company's technologies. As a result, the Company and Netscape are currently in discussions which the Company expects will lead to the termination of the amended agreement in the near term and the elimination of any future payments from Netscape.

              Product revenues increased $182,000 from $1,436,000 in the three months ended December 31, 1996 to $1,618,000 in the three months ended December 31, 1997. In the six month period ended December 31, 1997, product revenues totaled $3,274,000, representing a $687,000 increase from product revenues of $2,587,000 for the six month period ended December 31, 1996. The increase in product revenues was primarily due to an increase in the amount of royalties and recurring revenues recognized from customers who licensed the Company's products in previous periods. For the three month periods ended December 31, 1997 and 1996, approximately 64% and 74% of the Company's product revenues were attributable to initial license fees, respectively, and 36% and 26% were attributable to royalties and recurring license fees, respectively. For the six month periods ended December 31, 1997 and 1996, approximately 62% and 76% of the Company's product revenues were attributable to initial license fees, respectively, and 38% and 24% were attributable to royalties and recurring license fees, respectively.

              During the three months ended December 31, 1997, the Company recognized $1,037,000 in initial license fees related to ten agreements, compared to $1,059,000 in initial license fees related to eleven agreements for the three months ended December 31, 1996. In the six month period ended December 31, 1997, the Company recognized initial licensee fee revenues of $2,042,000, reflecting an increase of $70,000 from initial licensee fee revenues of $1,972,000 for the six month period ended December 31, 1996. Additionally, for the three months ended December 31, 1997, the Company recognized $581,000 in royalties and recurring product license fees, which were derived from a total of seven customers. These amounts compare to $377,000 in royalties and recurring product license fees which were derived from seven customers during the three months ended December 31, 1996. In the six month period ended December 31, 1997, the Company recognized royalties and recurring product license fee revenues of $1,232,000, reflecting an increase of $617,000 from royalties and recurring product license fee revenues of $615,000 for the six month period ended December 31, 1996.

              Service revenues were primarily attributable to customer support and fees for engineering services. For the three months ended December 31, 1997, service revenues totaled $239,000 compared to $76,000 for the three months ended December 31, 1996. In the six month period ended December 31, 1997, service revenues totaled $395,000, reflecting an increase of $267,000 over service revenues of $128,000 for the six month period ended December 31, 1996. These increases in service revenues for the three and six month periods ended December 31, 1997 over the prior year comparable periods were attributable to increases in engineering fees earned from porting technologies to customers' specific hardware platforms, as well as increases in customer support revenues.

           Cost of Revenues

              Cost of product revenues increased $25,000 from $21,000 in the three months ended December 31, 1996 to $46,000 in the three months ended December 31, 1997. In the six month period ended December 31, 1997, cost of product revenues were $97,000, reflecting an increase of $52,000 from cost of product revenues of $45,000 for the six month period ended December 31, 1996. The increases in cost of product revenues were directly attributable to the increases in product revenues recognized during those periods.

              Cost of service revenues consists primarily of the expenses associated with the staffing of a customer support group and engineering services, which consist primarily of employee compensation and equipment depreciation. Cost of service revenues increased $41,000 from $51,000 in the three months ended December 31, 1996 to $92,000 in the three months ended December 31, 1997. In the six month period ended December 31, 1997, cost of service revenues were $146,000, reflecting an increase of $69,000 from cost of service revenues of $77,000 for the six month period ended December 31, 1996. These increases in cost of service revenues were directly attributable to the increase in service revenues recognized during those periods.


           Operating Expenses

              Total operating expenses decreased by $1,159,000 from $4,038,000 in the three months ended December 31, 1996 to $2,879,000 in the three months ended December 31, 1997. In the six month period ended December 31, 1997, operating expenses were $5,979,000, reflecting a decrease of $1,581,000 from total operating expenses of $7,560,000 for the six month period ended December 31, 1996. These decreases in total operating expenses primarily reflect headcount reductions in application development and support, other cost reductions associated with transitioning the Company's business focus away from consumer application software and toward an OEM (original equipment manufacturer) model, and reductions in outside professional services. In comparing the three months ended December 31, 1997 with the three months ended December 31, 1996, the overall decrease in total operating expenses was comprised of a $743,000 decrease in research and development expenses, a $91,000 decrease in sales and marketing expenses, and a $325,000 decrease in general and administrative expenses. In comparing the six months ended December 31, 1997 with the six months ended December 31, 1996, the decrease in total operating expenses consisted of a $1,163,000 decrease in research and development expenses and a $585,000 decrease in general and administrative expenses, offset by a $167,000 increase in sales and marketing expenses.

              Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses decreased $743,000 from $2,074,000 in the three months ended December 31, 1996 to $1,331,000 in the three months ended December 31, 1997. In the six month period ended December 31, 1997, research and development expenses were $2,775,000, reflecting a decrease of $1,163,000 from $3,938,000 incurred during the six month period ended December 31, 1996. The decreases in research and development expenses primarily resulted from transitioning the Company's business focus away from consumer application software and toward an OEM (original equipment manufacturer) model, which requires fewer personnel (including employees and independent contractors) than a consumer application software business model.

              Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses, trade shows and costs of promotional materials. Sales and marketing expenses decreased $91,000 from $1,086,000 in the three months ended December 31, 1996 to $995,000 in the three months ended December 31, 1997. This decrease in sales and marketing expenses was primarily due to the transition of the Company's focus to an OEM model, which requires less promotion and marketing than the previous consumer application software business model. The decreases realized from the business model transition were partially offset by increases in expenses related to the expansion of the Company's sales force and marketing staff, expenses related to the Company's sales offices in Europe and Asia which were opened during the fourth quarter of fiscal 1997, and expenses incurred in connection with the formation of a product marketing and management function for the purpose of employing an OEM business model in its four target markets: Internet Protocol
         (IP) telephony, multimedia software, electronic devices and wireless communications.

              In the six month period ended December 31, 1997, sales and marketing expenses were $2,054,000, reflecting an increase of $167,000 from $1,887,000 incurred during the six month period ended December 31, 1996. This increase in sales and marketing expenses was primarily due to an increase in expenses related to the expansion of the Company's sales force and marketing staff, expenses related to the Company's sales offices in Europe and Asia which were opened during the fourth quarter of fiscal 1997, and expenses incurred in connection with the formation of a product marketing and management function for the purpose of employing an OEM business model in the four target markets noted above. These increases in sales and marketing expenses were offset by decreases in promotion and marketing of the Company's products pursuant to the aforementioned transition from a consumer application software business model to an OEM model.

              General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $325,000 from $878,000 in the three months ended December 31, 1996 to $553,000 in the three months ended December 31, 1997. In the six month period ended December 31, 1997, general and administrative expenses were $1,150,000, reflecting a decrease of $585,000 from $1,735,000 incurred during the six month period ended December 31, 1996. The decreases in general and administrative expenses were primarily realized by reductions in legal costs, recruitment, and general cost savings achieved through expense management.

           Interest Income

              Interest income increased $31,000 to $220,000 for the three months ended December 31, 1997 from $189,000 for the three months ended December 31, 1996. In the six month period ended December 31, 1997, interest income was $442,000, reflecting an increase of $216,000 from $226,000 earned during the six month period ended December 31, 1996. The increases in interest income primarily reflect interest earned on the remaining net proceeds from the Initial Public Offering closed during November and December 1996 (see "Liquidity and Capital Resources").

           Income Taxes

              As of December 31, 1997, the Company had approximately $10,400,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of December 31, 1997, the Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability of these deferred assets, primarily as a result of considering such factors as the Company's limited operating history, the volatility of the market in which it competes, the operating losses incurred to date and the operating losses anticipated in future periods.


         Liquidity and Capital Resources

              As of December 31, 1997, the Company had a total of $14,885,000 in cash, cash equivalents and short-term investments consisting of $5,424,000 of cash and cash equivalents and $9,461,000 in short-term investments. The Company's cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, the Company has primarily financed its operations through the sale of equity securities.

              Cash of $2,293,000 and $3,243,000 was used to fund operations for the six months ended December 31, 1997 and 1996, respectively. The decrease in cash used to fund operations was primarily attributable to the decrease in the net loss for the six months ended December 31, 1997 compared to the net loss for the six months ended December 31, 1996, offset by changes in certain operating assets. For the six months ended December 31, 1997, cash used in investing activities was $3,665,000, which consisted of $3,616,000 in net purchases of short-term investments and $49,000 in equipment purchases. Cash used in investing activities totaled $18,760,000 for the six months ended December 31, 1996 which reflected $18,603,000 in net purchases of short-term investments and $157,000 in equipment purchases. For the six months ended December 31, 1997, cash provided by financing activities totaled $755,000, which represents $644,000 in proceeds from the exercise of common stock options and $111,000 relating to the issuance of common stock pursuant to the Company's Employee Stock Purchase Plan. Cash provided by financing activities totaled $19,204,000 for the six months ended December 31, 1996, reflecting $18,442,000 in net proceeds from the Initial Public Offering and $762,000 in proceeds from the exercise of common stock warrants.

              The Company maintains a $5,000,000 revolving line of credit with Silicon Valley Bank (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at the bank's prime lending rate, which approximates the prime rate. The Credit Facility contains certain restrictive financial covenants including a minimum quick ratio, a minimum tangible net worth requirement, a maximum debt to tangible net worth ratio and certain other covenants, as defined in the agreement. In connection with the lease of the Company's office facility, the Company has outstanding a $300,000 standby letter of credit as of December 31, 1997 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that the Company defaults on the lease. As this letter of credit was established under the terms of the Credit Facility, the Company has $4,700,000 available for borrowing under the Credit Facility. As of and for the three and six months ending December 31, 1997, there were no amounts outstanding under the Credit Facility.

              In addition to the Credit Facility, the agreement with Silicon Valley Bank provides a lease component in the amount of $1,500,000 (the "Lease Facility") for the purpose of providing a facility for the financing of the lease stream of payments that the Company owes to an equipment lessor.

              In November 1996 and December 1996, the Company closed on an initial public offering of Common Stock ("Initial Public Offering"). The Company offered and sold 2,823,237 shares of Common Stock at an initial public offering price of $7.50 per share. The net proceeds to the Company from the Initial Public Offering after payment of offering expenses were approximately $18,517,000.

              The Company has no material commitments other than those under normal building and equipment operating leases. The Company believes that its current cash, cash equivalents and short-term investments balances will be sufficient to fund its working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of, or investments in businesses, products and technologies for at least twelve months beyond December 31, 1997.

PART II - OTHER INFORMATION
---------------------------

     Item 4. Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Stockholders held on January 22, 1998, the Stockholders voted to (i) amend the Company's 1994 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 850,000 shares of Common Stock to an aggregate of 3,200,000 shares, (5,574,513 votes for, 497,404 votes against, 88,666 votes withheld/abstained) (ii) approved and adopted the 1998 Stock Option Plan for outside directors, (5,943,854 votes for, 364,652 votes against, 97,030 votes withheld/abstained) and (iii) approved and adopted a plan to pay non-employee directors of the Company an annual retainer of the Company's Common Stock (10,574,046 votes for, 213,178 votes against, 60,271 votes withheld/abstained).

     In addition, at the Annual Meeting of Stockholders the Company had submitted an Amendment to the Company's Certificate of Incorporation to eliminate Article Twelfth thereof which provides for a "classified board of directors". The Company did not receive the requisite 66.66 percent vote of its shareholders (5,855,811 votes for, 234,551 votes against, 70,221 votes withheld/abstained) and therefore the Amendment was not approved.

     Further, at the Annual Meeting of Stockholders held on January 22, 1998, the following directors were nominated and elected by the votes indicated:


   Name                                      Votes For           Votes Against        Withheld/Abstained
   Andrew I. Fillat                          10,918,756                0                    53,215

   Bathsheba J. Malsheen, Ph.D.              10,917,356                0                    54,615

   J. Gerard Aguilar                         10,917,656                0                    54,315

   Richard M. Schell, Ph.D.                  10,918,756                0                    53,215

   David B. Levi                             10,918,556                0                    53,415



     Item 5. Other Information. None.

     Item 6. Exhibits and Reports on Form 8-K.

             (a) Exhibits

                 10.1 Amendment One to the Software License Agreement by and
                      between the Company and Netscape Communications Corporation. +

                 11.1 Statement re: Computation of Loss Per Share.

                 27   Financial Data Schedule.

             (b) Reports on Form 8-K.  None.


===============================================================================
+ A request for confidential treatment has been made for portions of such document.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:  February 13, 1998


                                 VOXWARE, INC.
                                 (Registrant)



                                 By: /s/ Bathsheba Malsheen
                                     -------------------------------------------
                                     Bathsheba Malsheen, President and
                                     Chief Executive Officer




                                 By: /s/ Kenneth H. Traub
                                     -------------------------------------------
                                     Kenneth H. Traub, Executive Vice President,
                                     Chief Financial Officer and Secretary
                                     (Principal Financial Officer)



                                 By: /s/ Nicholas Narlis
                                     -------------------------------------------
                                     Nicholas Narlis, Vice President,
                                     Chief Accounting Officer and Treasurer
                                     (Principal Accounting Officer)