Form 10-Q/A
period 1997-12-31
VOXWARE INC
filed 1998-02-20
CIK 933454

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  Form 10-Q/A

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the quarterly period ended   December 31, 1997
                              ----------------------
[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from
                              ----------------------
Commission File Number   0-021403
                      ------------------------------

                                 VOXWARE, INC.
                                 -------------
            (Exact Name of Registrant as Specified in Its Charter)

                Delaware                            36-3934824
            ----------------                       ------------
     (State or Other Jurisdiction of             (I.R.S. Employer
     Incorporation or Organization)             Identification No.)

                             ---------------------

                             305 College Road East
                         Princeton, New Jersey  08540
                                 609-514-4100

                             ---------------------

                  (Address, including zip code, and telephone
                 number (including area code) of registrant's
                          principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days. YES  X    NO
                                      -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Shares Outstanding at February 13, 1998
           ---------                    ---------------------------------------
    Common Stock, $.001 par value                       13,062,441

================================================================================

Item 6.         Exhibits and Reports on Form 8-K.

              (a)     Exhibits

                10.1 Amendment One to the Software License Agreement by and between the Company and Netscape Communications Corporation. * +

                10.2 Amendment dated December 12, 1997 to the License Agreement dated March 31, 1997 by and between the Company and Microsoft Corporation regarding the license of the Company's MetaSound Codec. +

                11.1    Statement re: Computation of Loss Per Share. *

                27      Financial Data Schedule. *

              (b)     Reports on Form 8-K.   None.

--------------------------------------------------------------------------------
*       Previously filed.
+ A request for confidential treatment has been made for portions of such document.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 19, 1998


                          VOXWARE, INC.
                          (Registrant)



                          By:     /s/ Bathsheba Malsheen
                                  ----------------------------------------------
                                  Bathsheba Malsheen, President and
                                  Chief Executive Officer




                          By:     /s/ Kenneth H. Traub
                                  ----------------------------------------------
                                  Kenneth H. Traub, Executive Vice President,
                                  Chief Financial Officer and Secretary
                                  (Principal Financial Officer)



                          By:     /s/ Nicholas Narlis
                                  ----------------------------------------------
                                  Nicholas Narlis, Vice President,
                                  Chief Accounting Officer and Treasurer
                                  (Principal Accounting Officer)