Form 10-Q
period 1998-03-31
VOXWARE INC
filed 1998-05-15
CIK 933454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the quarterly period ended March 31, 1998
                               --------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from
                               ---------------------

Commission File Number 0-021403
                       --------

                                  VOXWARE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                                36-3934824
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


                               -----------------

                              305 College Road East
                           Princeton, New Jersey 08540
                                  609-514-4100

                               -----------------

                   (Address, including zip code, and telephone
                  number (including area code) of registrant's
                           principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days. YES  X   NO
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Shares Outstanding at May 15, 1998
-----------------------------                 ----------------------------------
Common Stock, $.001 par value                              13,200,895

================================================================================

                                  VOXWARE, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. Financial Statements (unaudited)                                PAGE NO.
                                                                        --------
Statements of Operations
    Three and Nine Months Ended March 31, 1998 and 1997.................    3

Balance Sheets
    March 31, 1998 and June 30, 1997....................................    4

Statements of Cash Flows
    Nine Months Ended March 31, 1998 and 1997...........................    5

Notes to Financial Statements...........................................    6

ITEM 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition.........................................    7

PART II - OTHER INFORMATION
---------------------------

Item 5.  Other Information..............................................   15

Item 6.  Exhibits and Reports on Form 8-K...............................   15

SIGNATURES..............................................................   16

PART I - FINANCIAL INFORMATION

      ITEM 1.      FINANCIAL STATEMENTS


                                  VOXWARE, INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (unaudited)

                                    Three Months Ended        Nine Months Ended
                                         March 31,                March 31,
                                   --------------------      ------------------
                                     1998         1997        1998       1997
                                   -------      -------      -------    -------
Revenues:
  Product revenues:
    License fees                   $   608      $ 1,647      $ 2,650    $ 3,619
    Royalties and recurring
      revenues                         305          688        1,537      1,303
                                   -------      -------      -------    -------
      Total product revenues           913        2,335        4,187      4,922
  Service revenues                     393           77          788        205
                                   -------      -------      -------    -------
        Total revenues               1,306        2,412        4,975      5,127
                                   -------      -------      -------    -------

Cost of revenues:
  Cost of product revenues              10          103          107        148
  Cost of service revenues             160           43          306        120
                                   -------      -------      -------    -------
    Total cost of revenues             170          146          413        268
                                   -------      -------      -------    -------
    Gross profit                     1,136        2,266        4,562      4,859
                                   -------      -------      -------    -------

Operating expenses:
  Research and development           1,064        2,104        3,839      6,042
  Sales and marketing                  865        1,165        2,919      3,052
  General and administrative           519          778        1,669      2,513
                                   -------      -------      -------    -------
    Total operating expenses         2,448        4,047        8,427     11,607
                                   -------      -------      -------    -------
    Operating loss                  (1,312)      (1,781)      (3,865)    (6,748)

Interest income                        207          259          649        485
                                   -------      -------      -------    -------
Net loss                           $(1,105)     $(1,522)     $(3,216)   $(6,263)
                                   =======      =======      =======    =======

Net loss per share (basic
  and diluted)                     $ (0.08)     $ (0.12)     $ (0.25)   $ (0.57)
                                   =======      =======      =======    =======

Shares used in computing
  net loss per share
  (basic and diluted)               13,086       12,467       12,696     11,008
                                   =======      =======      =======    =======

        The accompanying notes are an integral part of these statements.

                                 VOXWARE, INC.
                                BALANCE SHEETS
                 (In thousands, except share and per share data)
                                  (unaudited)


                                       March 31,     June 30,
                                         1998          1997
                                      -----------   ----------

                ASSETS
Current assets:
  Cash and cash equivalents            $  9,147      $ 10,627
  Short-term investments                  5,586         5,842
  Accounts receivable, net of
    allowance for doubtful
    accounts of $415 and $400             1,569         2,822
  Prepaid expenses and other
    current assets                          342           309
                                       --------      --------
    Total current assets                 16,644        19,600
Property and equipment, net                 448           566
Other assets, net                            64            55
                                       --------      --------
                                       $ 17,156      $ 20,221
                                       ========      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
   expenses                            $  1,252      $  2,312
  Deferred revenues                         419           477
                                       --------      --------
     Total current liabilities            1,671         2,789
                                       --------      --------
Deferred rent                               316           241
                                       --------      --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par
    value, 10,000,000 shares
    authorized; no shares issued and
    outstanding                               -             -
  Common stock, $.001 par value,
    30,000,000 shares authorized;
    13,121,395 and 12,497,258 shares
    issued and outstanding                   13            13
  Additional paid-in capital             29,677        28,488
  Unrealized gain (loss) on
   available-for-sale securities              3            (2)
  Accumulated deficit                   (14,524)      (11,308)
                                       --------      --------
    Total stockholders' equity           15,169        17,191
                                       --------      --------
                                       $ 17,156      $ 20,221
                                       ========      ========


       The accompanying notes are an integral part of these statements.

                                 VOXWARE, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (unaudited)

                                                       Nine Months Ended
                                                           March 31,
                                                     --------------------
                                                       1998        1997
                                                     --------    --------
Operating activities:
  Net loss                                           $(3,216)    $(6,263)
  Adjustments to reconcile net
    loss to net cash used in operating
    activities:
    Depreciation and amortization                        170         170
    Provision for doubtful accounts                      490         238
    Write-offs                                          (475)          -
    Non-cash directors' compensation                      80           -

    Changes in assets and liabilities:
      Accounts receivable                              1,238      (2,287)
      Prepaid expenses and other current assets          (33)       (206)
      Other assets                                        (9)          4
      Accounts payable and accrued expenses           (1,060)      2,339
      Deferred revenues                                  (58)        331
      Deferred rent                                       75         199
                                                     --------    --------
        Net cash used in operating activities         (2,798)     (5,475)
                                                     --------    --------

Investing activities:
  Purchases of short-term investments                (47,783)    (88,542)
  Sales and maturities of short-term investments      48,044      72,212
  Purchases and property and equipment                   (52)       (161)
                                                     --------    --------
        Net cash provided by (used in)
          investing activities                           209     (16,491)
                                                     --------    --------

Financing activities:
  Proceeds from issuance of common stock, net              -      18,442
  Proceeds from exercise of common stock warrants          -         762
  Proceeds from exercise of stock options                998           -
  Issuance of common stock pursuant to Employee
    Stock Purchase Plan                                  111           -
                                                     --------    --------
        Net cash provided by financing activities      1,109      19,204
                                                     --------    --------

Decrease in cash and cash equivalents                 (1,480)     (2,762)
Cash and cash equivalents, beginning of period        10,627       3,837
                                                     --------    --------
Cash and cash equivalents, end of period               9,147       1,075
Short-term investments, end of period                  5,586      16,324
                                                     --------    --------
Cash, cash equivalents and short-term
  investments, end of period                         $14,733     $17,399
                                                     =======     =======

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Conversion of Redeemable Series A Convertible
    Preferred Stock to Common Stock                  $     -     $ 5,938
  Accretion of redemption premium on Redeemable
    Series A Convertible Preferred Stock             $     -     $     4
  Unrealized gain on available-for-sale securities   $     5     $     -
                                                     =======     =======


        The accompanying notes are an integral part of these statements.

                                  VOXWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

          The financial statements as of March 31, 1998 and for the three and nine month periods ended March 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on September 29, 1997, as amended on Form 10-K which was filed on Form 10-K/A on October 28, 1997, the Company's Forms 10-Q for the quarterly periods ended September 30, 1997 and December 31, 1997, and in this report on Form 10-Q.

          The results of operations for the interim periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998 or any other future periods.


2.   NET LOSS PER SHARE

          The Company has presented net loss per share for the three and nine months ended March 31, 1998 and 1997 pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the three and nine months ended March 31, 1998 and 1997. Due to the Company's net losses for the three and nine months ended March 31, 1998 and 1997, the effect of including outstanding common stock options in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock options have not been included in the calculation of net loss per share, and as a result, basic net loss per share is the same as diluted net loss per share for all periods presented.

3.   REVENUE RECOGNITION

          The Company generates revenues from two sources: fees from product licenses and fees for services provided. Product revenues consist of license fees and royalties and recurring revenues. Product revenues from license fees are generally recognized upon shipment, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Royalties and recurring revenues include royalties, which are generally based on a percentage of licensees' sales or units shipped, and pre-determined periodic license fees. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the Company's technology. Recurring product license fees are generally recognized at the inception of the renewal period, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance support, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year. Service revenues from engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required.

          In fiscal 1998, the Company adopted the provisions of Statement of Position 97-2 "Software Revenue Recognition." The adoption had no significant impact on the accompanying financial statements.

     4.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of the other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company is required to adopt SFAS 130 in fiscal 1999. Management believes that SFAS 130 will not have a material effect on the Company's financial statements.


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

     OVERVIEW

          Voxware develops, markets, licenses and supports digital speech and audio technologies and solutions. MetaVoice, the Company's innovative speech coding technology, is designed to reproduce high quality speech while requiring very low communications bandwidth and processing power. MetaSound, the Company's general audio coding technology built on core technology licensed from Nippon Telegraph and Telephone Corporation is specifically suitable for high quality music compression. The Company licenses its technologies to software and hardware companies for a wide range of applications and services, and primarily targets the following four markets: electronic devices, multimedia software, Internet Protocol
     (IP) telephony and wireless communications. With respect to IP telephony, initial deployments in that market have primarily utilized standardized codec technologies (and not Voxware's proprietary codec technologies). In addition, initial deployments in IP telephony have been characterized by bandwidth-rich managed networks (Intranets), which networks generally do not benefit significantly from low bandwidth solutions such as Voxware's technologies. Principally, in consequence of these factors, the requirement for Voxware's technologies in the IP telephony market is not expected to significantly arise at least for the next two years, if ever. With respect to the wireless market, the Company is investing resources in efforts to understand the needs of this market, if any, for its speech compression and related technologies. There can be no assurance as to the Company's success in the wireless market, and to date the Company has not generated any significant revenues in this market.

          Since Voxware's inception in August 1993, the Company has raised net proceeds of approximately $29,610,000 as follows: approximately $8,838,000 through private placements; approximately $18,517,000 through the Initial Public Offering which was declared effective on October 30, 1996; and approximately $2,255,000 through other sales of equity securities, including exercises of common stock options and all outstanding common stock warrants.

          The Company generates revenues from two sources: fees from product licenses and fees for services provided. Product revenues consist of two components: license fees, and royalties and recurring revenues. Voxware's products are licensed primarily to software and hardware companies which incorporate the Company's products and technologies into their products. The Company generally negotiates contract terms with customers on a case by case basis, with arrangements that have historically included one or more of the following: initial license fees, quarterly license fees, annual license fees or royalties based on the licensee's revenue generated or units shipped of products incorporating the Company's technologies. One of the Company's objectives is to develop recurring revenue through entering into licensing agreements with third parties which provide for royalties or other recurring payments. As a result, the timing and amount of the Company's revenues are substantially dependent on the timing and efforts of the Company's licensees in developing and marketing products incorporating the Company's products and technologies. There can be no assurance as to the timing or success of any licensee implementation or the timing or amount of recurring revenues, if any, from any licensee product.

          A majority of the Company's licensees compete in the multimedia Internet software market, which is a relatively new market, and many of the companies in this market are poorly capitalized, compete against much more established companies and/or have businesses that are relatively immature. Many of the licenses entered into in the multimedia Internet software market have been in existence for a significant period of time and the Company believes that a significant number of its licensees which compete in this market have not incorporated, and may never incorporate, Voxware's technologies into their products. Therefore, the Company may never derive royalties or other recurring revenues from many of its existing license agreements in the multimedia Internet software market. While the Company does not expect the multimedia Internet software market to generate significant recurring revenues to the Company, if any, the Company expects to continue to pursue opportunities in that market since that market has the potential to continue to offer non-recurring revenue opportunities to the Company through initial license fees and service revenues.

          During the three months ended March 31, 1998, the Company restructured its workforce in connection with the revised strategy of shifting its focus to markets other than multimedia software, including electronic devices and wireless communications, which the Company believes have more significant potential for recurring revenue over the long term. Over at least the next several quarters, the Company expects to sign fewer new licensing agreements on a per-quarter basis in comparison to the prior year comparable periods. At the same time, the Company's objective is to form relationships with customers that the Company believes have more significant potential for recurring revenue over the long term than do the Company's existing licenses, particularly those in the multimedia Internet software market. There can be no assurance, however, as to the success of the Company's activities in these markets, or in successfully forming relationships with such customers.

          Service revenues consist of customer support and engineering fees. Customer support services include providing updates and technical support to licensees of the Company's products. Engineering services include providing technical resources and technical assistance to support customer-specific development efforts, which include porting the Company's technologies to specific hardware platforms and providing customized speech and audio solutions to customers.

          Software product revenues are generally recognized upon shipment, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalty revenues are recognized in the period of customer shipment. For the three and nine month periods ended March 31, 1998, approximately $305,000 and $1,537,000, respectively, of royalties and recurring revenues were recognized. For the three and nine month periods ended March 31, 1997, approximately $688,000 and $1,303,000, respectively, of royalties and recurring revenues were recognized. Customer maintenance support revenues are recognized over the term of the support period, which typically lasts for one year. Engineering fees are generally recognized upon customer acceptance or upon delivery if customer acceptance is not required. All research and development costs are expensed as incurred.

          The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. As of March 31, 1998, the Company had an accumulated deficit of $14,524,000. The limited operating history of the Company makes the prediction of future results of operations impossible and, therefore, the Company's historical revenues should not be taken as indicative of future revenues. In addition, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including the level of usage of the Internet, the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by the Company's licensees that incorporate the Company's products, the rate of new licensing activity, as well as the termination of existing license agreements, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, the degree of success of the Company's efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by the Company or its licensees, and general economic conditions.


     RESULTS OF OPERATIONS

       REVENUES

          Total revenues decreased $1,106,000 from $2,412,000 in the three months ended March 31, 1997 to $1,306,000 in the three months ended March 31, 1998, reflecting a decrease in the amount of license fees recognized and a decrease in the amount of royalties and recurring revenues recognized from customers who licensed the Company's products in previous periods, offset by an increase in service revenues. On a year-to-date basis, total revenues decreased $152,000 from $5,127,000 for the nine months ended March 31, 1997 to $4,975,000 for the nine months ended March 31, 1998, reflecting a decrease in the amount of license fees recognized, offset in part by an increase in the amount of royalties and recurring revenues recognized from customers who licensed the Company's products in previous periods, and an in part by an increase in service revenues. The Company believes that a variety of factors contributed to the overall decrease in revenues including, among other things, the aforementioned factors and circumstances effecting the preponderance of the Company's licensees which compete in the multimedia Internet software market, and the aforementioned transition of the Company's focus to markets other than multimedia software. Specifically, with respect to that transition, in targeting customers in the electronic devices market, and in aiming to provide customized solutions to customers in that market, the Company has been selective in marketing and licensing to customers which the Company believes are more likely to provide opportunities for high quality, prosperous OEM relationships than its existing licensees in the multimedia Internet software market. As stated in the Overview section, over at least the next several quarters, the Company expects to continue to sign fewer new licensing agreements on a per-quarter basis in comparison to the prior year comparable periods. At the same time, the Company's objective is to form relationships with customers that the Company believes to have more significant potential for recurring revenue over the long term than its existing licensees in the multimedia Internet software market. There can be no assurance however, as to the success of the Company's activities in these markets, or in successfully forming relationships with such customers.

          One of the Company's customers accounted for 8% and 13% of total revenues in the three and nine month periods ended March 31, 1998, respectively, and 29% and 14% of total revenues in the three and nine month periods ended March 31, 1997. Another of the Company's customers, Netscape Communications Corporation ("Netscape"), accounted for 31% and 25% of total revenues in the three and nine month periods ended March 31, 1998, respectively, and 16% and 17% of total revenues in the three and nine month periods ended March 31, 1997, respectively. As disclosed in the Company's report on Form 8-K dated September 30, 1997 and in the Company's report on Form 10-Q for the three months ended December 31, 1997 dated February 13, 1998, Netscape has discontinued certain of its products, including products which would incorporate the Company's technologies, and consequently Voxware and Netscape have entered into a second amendment of their software license agreement which terminated certain of Netscape's rights pursuant to their software license agreement. License fee revenues for the three months ended March 31, 1998 include a final payment of $400,000 from Netscape pursuant to this amendment.

          Product revenues decreased $1,422,000 from $2,335,000 in the three months ended March 31, 1997 to $913,000 in the three months ended March 31, 1998. The decrease in product revenues reflects a decrease in the amount of license fees recognized during the three months ended March 31, 1998 compared to the amount of license fees recognized during the three months ended March 31, 1997, and a decrease in the amount of royalties and recurring revenues recognized from customers who licensed the Company's products in previous periods. In the nine month period ended March 31, 1998, product revenues totaled $4,187,000, representing a $735,000 decrease from product revenues of $4,922,000 for the nine month period ended March 31, 1997. The decrease in product revenues reflects a decrease in the amount of license fees recognized during the three months ended March 31, 1998 compared to the amount of license fees recognized during the three months ended March 31, 1997, offset by an increase in the amount of royalties and recurring revenues recognized from customers who licensed the Company's products in previous periods. The Company believes that the factors discussed in the preceding paragraphs, among other things, contributed to the overall decreases in product revenues. For the three month periods ended March 31, 1998 and 1997, approximately 67% and 71% of the Company's product revenues were attributable to license fees, respectively, and 33% and 29% were attributable to royalties and recurring revenues, respectively. For the nine month periods ended March 31, 1998 and 1997, approximately 63% and 74% of the Company's product revenues were attributable to license fees, respectively, and 37% and 26% were attributable to royalties and recurring revenues, respectively.

          During the three months ended March 31, 1998, the Company recognized $608,000 in license fees related to five agreements, reflecting a decrease of $1,039,000 compared to $1,647,000 in license fees related to sixteen agreements for the three months ended March 31, 1997. In the nine month period ended March 31, 1998, the Company recognized licensee fee revenues of $2,650,000, reflecting a decrease of $969,000 from licensee fee revenues of $3,619,000 for the nine month period ended March 31, 1997. For the three months ended March 31, 1998, the Company recognized $305,000 in royalties and recurring revenues, which were derived from a total of seven customers. These amounts compare to $688,000 in royalties and recurring revenues which were derived from seven customers during the three months ended March 31, 1997. In the nine month period ended March 31, 1998, the Company recognized royalties and recurring revenues of $1,537,000, reflecting an increase of $234,000 from royalties and recurring revenues of $1,303,000 for the nine month period ended March 31, 1997.

          Service revenues were primarily attributable to customer support and fees for engineering services. For the three months ended March 31, 1998, service revenues totaled $393,000, reflecting an increase of $316,000 over service revenues of $77,000 for the three months ended March 31, 1997. In the nine month period ended March 31, 1998, service revenues totaled $788,000, reflecting an increase of $583,000 over service revenues of $205,000 for the nine month period ended March 31, 1997. These increases in service revenues for the three and nine month periods ended March 31, 1998 over the prior year comparable periods were primarily attributable to increases in engineering fees earned from porting technologies to customers' specific hardware platforms and in providing customized speech and audio solutions to customers.


       COST OF REVENUES

          Cost of product revenues decreased $93,000 from $103,000 in the three months ended March 31, 1997 to $10,000 in the three months ended March 31, 1998. In the nine month period ended March 31, 1998, cost of product revenues were $107,000, reflecting a decrease of $41,000 from cost of product revenues of $148,000 for the nine month period ended March 31, 1997. The decreases in cost of product revenues were directly attributable to the decreases in product revenues recognized during those periods, as well as a decrease in the costs associated with the underlying product revenues for the three and nine month periods ended March 31, 1998 as compared to the costs associated with the underlying product revenues for the three and nine month periods ended March 31, 1997.

          Cost of service revenues consists primarily of the expenses associated with customer support and engineering services, which consist primarily of employee compensation and equipment depreciation. Cost of service revenues increased $117,000 from $43,000 in the three months ended March 31, 1997 to $160,000 in the three months ended March 31, 1998. In the nine month period ended March 31, 1998, cost of service revenues were $306,000, reflecting an increase of $186,000 from cost of service revenues of $120,000 for the nine month period ended March 31, 1997. These increases in cost of service revenues were directly attributable to the increase in service revenues recognized during those periods.

       OPERATING EXPENSES

          Total operating expenses decreased by $1,599,000 from $4,047,000 in the three months ended March 31, 1997 to $2,448,000 in the three months ended March 31, 1998. In the nine month period ended March 31, 1998, operating expenses were $8,427,000, reflecting a decrease of $3,180,000 from total operating expenses of $11,607,000 for the nine month period ended March 31, 1997. These decreases in total operating expenses primarily reflect headcount reductions in application development and support and other cost reductions associated with the aforementioned restructuring of the Company's business focus away from consumer application software and toward an OEM (original equipment manufacturer) model, including reductions in outside professional services. As of March 31, 1998, the Company's headcount totaled 58, compared to total headcount of 82 as of December 31, 1997 and 91 as of June 30, 1997.

          In comparing the three months ended March 31, 1998 with the three months ended March 31, 1997, the overall decrease in total operating expenses was comprised of a $1,040,000 decrease in research and development expenses, a $300,000 decrease in sales and marketing expenses, and a $259,000 decrease in general and administrative expenses. During the three months ended March 31, 1998, the Company decreased accrued expenses by approximately $300,000, thus reducing operating expenses by the same amount. This amount related to estimates accrued in previous periods for certain liabilities and contingencies which are no longer deemed necessary. In comparing the nine months ended March 31, 1998 with the nine months ended March 31, 1997, the decrease in total operating expenses consisted of a $2,203,000 decrease in research and development expenses, a $133,000 decrease in sales and marketing expenses, and an $844,000 decrease in general and administrative expenses. During the nine months ended March 31, 1998, the Company decreased accrued expenses by approximately $650,000, thus reducing operating expenses by the same amount. This amount related to estimates accrued in previous periods for certain liabilities and contingencies which are no longer deemed necessary.

          Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses decreased $1,040,000 from $2,104,000 in the three months ended March 31, 1997 to $1,064,000 in the three months ended March 31, 1998. In the nine month period ended March 31, 1998, research and development expenses were $3,839,000, reflecting a decrease of $2,203,000 from $6,042,000 incurred during the nine month period ended March 31, 1997. These decreases in research and development expenses primarily resulted from restructuring the Company's business focus away from consumer application software and toward an OEM (original equipment manufacturer) model, which requires fewer personnel (including employees and independent contractors) than a consumer application software business model.

          Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses, trade shows and costs of promotional materials. Sales and marketing expenses decreased $300,000 from $1,165,000 in the three months ended March 31, 1997 to $865,000 in the three months ended March 31, 1998. In the nine month period ended March 31, 1998, sales and marketing expenses were $2,919,000, reflecting a decrease of $133,000 from $3,052,000 incurred during the nine month period ended March 31, 1997. These decreases in sales and marketing expenses were primarily due to the restructuring of the Company's focus to an OEM model, which requires less promotion and marketing than the previous consumer application software business model, as well as a decrease in the size of the Company's sales force and marketing staff from 17 at March 31, 1997 to 15 at March 31, 1998. The decreases realized from the business model transition were partially offset by increases in expenses related to the Company's sales offices in Europe and Asia which were opened during the fourth quarter of fiscal 1997, and expenses incurred in connection with the formation of a product management and marketing function for the purpose of employing an OEM business model in its target markets.

          General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $259,000 from $778,000 in the three months ended March 31, 1997 to $519,000 in the three months ended March 31, 1998. In the nine month period ended March 31, 1998, general and administrative expenses were $1,669,000, reflecting a decrease of $844,000 from $2,513,000 incurred during the nine month period ended March 31, 1997. The decreases in general and administrative expenses were primarily realized through reductions in personnel, recruitment and general cost savings achieved through expense management.

       INTEREST INCOME

          Interest income decreased $52,000 to $207,000 for the three months ended March 31, 1998 from $259,000 for the three months ended March 31, 1997. This decrease primarily reflects the decline in the balance of cash, cash equivalents and short-term investments which totaled $17,399,000 as of March 31, 1997 and $14,733,000 as of March 31, 1998. In the nine month period ended March 31, 1998, interest income was $649,000, reflecting an increase of $164,000 from $485,000 earned during the nine month period ended March 31, 1997. This increase in interest income primarily relates to the timing of the Company's Initial Public Offering ("IPO"), which closed during November and December 1996 (see "Liquidity and Capital Resources"). As the IPO occurred approximately four months after the start of fiscal 1997, the Company earned approximately five months' interest income on the remaining net proceeds from the IPO for the nine months ended March 31, 1997, as compared to nine months' interest income earned on the remaining net proceeds from the IPO for the nine months March 31, 1998.

       INCOME TAXES

          As of March 31, 1998, the Company had approximately $11,500,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of March 31, 1998, the Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability of these deferred assets, primarily as a result of considering such factors as the Company's limited operating history, the volatility of the market in which it competes, the operating losses incurred to date and the operating losses anticipated in future periods.


       LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 1998, the Company had a total of $14,733,000 in cash, cash equivalents and short-term investments consisting of $9,147,000 of cash and cash equivalents and $5,586,000 in short-term investments. The Company's cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, the Company has primarily financed its operations through the sale of equity securities.

          Cash of $2,798,000 and $5,475,000 was used to fund operations for the nine months ended March 31, 1998 and 1997, respectively. The decrease in cash used to fund operations was primarily attributable to the decrease in the net loss for the nine months ended March 31, 1998 compared to the net loss for the nine months ended March 31, 1997, offset by changes in certain operating assets. For the nine months ended March 31, 1998, cash provided by investing activities was $209,000, which consisted of $261,000 in net cash proceeds related to short-term investments, offset by $52,000 in equipment purchases. Cash used in investing activities totaled $16,491,000 for the nine months ended March 31, 1997 which reflected $16,330,000 in net purchases of short-term investments and $161,000 in equipment purchases. For the nine months ended March 31, 1998, cash provided by financing activities totaled $1,109,000, which represents $998,000 in proceeds from the exercise of common stock options and $111,000 relating to the issuance of common stock pursuant to the Company's Employee Stock Purchase Plan. Cash provided by financing activities totaled $19,204,000 for the nine months ended March 31, 1997, reflecting $18,442,000 in net proceeds from the Initial Public Offering and $762,000 in proceeds from the exercise of common stock warrants.

          In March 1998, the Company reduced its revolving line of credit with Silicon Valley Bank from $5,000,000 to $2,000,000 (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at the bank's prime lending rate, which approximates the prime rate. The Credit Facility contains certain restrictive financial covenants including a minimum quick ratio, a minimum tangible net worth requirement, a maximum debt to tangible net worth ratio and certain other covenants, as defined in the agreement. In connection with the lease of the Company's office facility, the Company has outstanding a $300,000 standby letter of credit as of March 31, 1998 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that the Company defaults on the lease. As this letter of credit was established under the terms of the Credit Facility, the Company has $1,700,000 available for borrowing under the Credit Facility. As of and for the three and nine months ended March 31, 1998, there were no amounts outstanding under the Credit Facility.

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

          The Company has no material commitments other than those under normal building and equipment operating leases. The Company believes that its current cash, cash equivalents and short-term investments balances will be sufficient to fund its working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of, or investments in businesses, products and technologies for at least twelve months beyond March 31, 1998.

PART II - OTHER INFORMATION
---------------------------

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits

               10.1 Amendment Two to the Software License Agreement by and
                    between the Company and Netscape Communications
                    Corporation.+

               10.2 Loan Modification Agreement dated March 31, 1998 between
                    Silicon Valley Bank and the Company.

               27.1 Financial Data Schedule (FDS) for current reporting periods ended March 31, 1998.

               27.2 Restated FDS for fiscal YEAR ended JUN-30-1997.

               27.3 Restated FDS for fiscal QUARTER ended DEC-31-1996.

               27.4 Restated FDS for fiscal QUARTER ended SEP-30-1996.

               27.5 Restated FDS for fiscal YEARS ended JUN-30-1996 and 1995.

          (b) Reports on Form 8-K. None.


--------------------------------------------------------------------------------
+ A request for confidential treatment has been made for portions of such document.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 1998


                                       VOXWARE, INC.
                                       (Registrant)



                                       By: /s/ Bathsheba Malsheen
                                          --------------------------------------
                                          Bathsheba Malsheen, President and
                                          Chief Executive Officer




                                       By: /s/ Nicholas Narlis
                                          --------------------------------------
                                          Nicholas Narlis, Vice President,
                                          Chief Financial Officer, Treasurer
                                          and Secretary
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)