Form 10-K
period 1998-06-30
VOXWARE INC
filed 1998-09-28
CIK 933454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------
                                   FORM 10-K


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended    June 30, 1998
                                  -------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ___________________


                       Commission File Number   0-021403

                                 VOXWARE, INC.
                                 -------------
            (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                         36-3934824
    ---------------------------                             -------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


                             305 College Road East
                          Princeton, New Jersey  08540
                                  609-514-4100
                   (Address, including zip code, and telephone
                    number (including area code) of registrant's
                          principal executive office)


       Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 par value per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,896,413 as of August 31, 1998, based upon the closing sale price of the Common Stock as quoted on the Nasdaq National Market. This amount excludes an aggregate of 3,808,075 shares of Common Stock held by executive officers, directors and by each entity that owns 5% or more of the Common Stock outstanding at August 31, 1998. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares of the registrant's Common Stock outstanding as of August 31, 1998 was 13,292,524.

                      DOCUMENTS INCORPORATED BY REFERENCE

  As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement (the "Proxy Statement") for the registrant's fiscal 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

===============================================================================

                                                             VOXWARE, INC.

                                                       FORM 10-K ANNUAL REPORT

                                                  For Fiscal Year Ended June 30, 1998

                                                            TABLE OF CONTENTS


PART I

Item 1.    Business ............................................................................................   3

Item 2.    Properties ..........................................................................................  13

Item 3.    Legal Proceedings .................................................................................... 13

Item 4.    Submission of Matters to a Vote of Security Holders .................................................  13


PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters ............................ 14

Item 6.    Selected Financial Data .............................................................................. 15

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition ................ 16

Item 8.    Financial Statements and Supplementary Data .........................................................  23

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ................. 24


PART III

Item 10.   Directors and Executive Officers of the Registrant ..................................................  24

Item 11.   Executive Compensation ..............................................................................  24

Item 12.   Security Ownership of Certain Beneficial Owners and Management ......................................  24

Item 13.   Certain Relationships and Related Transactions ....................................................... 24


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..................................... 24

Index to Financial Statements ................................................................................... F-1

===============================================================================

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


ITEM 1.    BUSINESS.


OVERVIEW

  Voxware develops, markets, licenses and supports digital speech and audio technologies, solutions and applications. MetaVoice(TM), the Company's innovative speech coding technology, is designed to reproduce high quality speech while requiring very low communications bandwidth and processing power. In addition to efficiently compressing speech, MetaVoice enables good quality speech reproduction even when data are lost and delayed, and provides a broad array of voice transformation capabilities. MetaSound(TM), the Company's general audio coding technology built on core technology licensed from Nippon Telegraph and Telephone Corporation ("NTT"), is specifically suitable for high quality music compression. These technologies enable Voxware and its licensees to create a new generation of audio-enhanced communications and interactive products for bandwidth-constrained environments, such as consumer devices, wireless systems, and the Internet. The Company licenses its technologies to software and hardware companies for a wide range of applications and services including consumer devices, multimedia applications, wireless communications, and Internet Protocol
(IP) telephony. To accelerate adoption of its technologies, the Company seeks to broadly license its products and establish strategic relationships with market leaders.

The Company's initial emphasis was to license its technologies to leading vendors of multimedia applications, particularly in the Internet software market. The Company continues to target the multimedia applications market, and the Company also markets its technologies to the consumer devices, wireless communications, and IP telephony markets.


INDUSTRY BACKGROUND

  Due to the emergence of powerful low-cost processors and the growth of the Internet and other digital networks, the markets for digital speech technologies are expanding. Given the natural preference for speech as a medium for communication and expression, voice capabilities are being added to a wide array of products. The rapidly declining cost and increasing power of digital signal processors ("DSPs") enable high quality voice using a fraction of the memory or bandwidth historically required at prices that are acceptable for a range of business and consumer applications. The increasing power of low cost DSPs makes it possible to record and transform speech and audio for a wide variety of products aimed at the consumer and business markets such as pocket translators, telephone answering machines and other recording devices, wireless personal digital assistants (PDA's), set-top boxes, console games, smart phones, network computers, personal electronic organizers and voice-enabled toys. The growth of cellular telephony and improvements in radio and satellite technology have enabled the development of new wireless services. These services include voice paging systems, which are designed to deliver voice messages directly to a paging device without the need for a user to call in to receive a message, and hand-held satellite telephone systems, which are designed to allow mobile telephone service to and from remote locations.

  In addition, a combination of significant technological trends has led to the widespread adoption of the Internet by a growing number of individuals and business users. The proliferation of communication-enabled multimedia personal computers, the availability of intuitive, graphical Web browsers and an increasingly robust network infrastructure, have allowed widespread access to the Internet and have increased the use of the World Wide Web (the "Web") by a large number of users for a broader range of applications. The Web enables users to find, retrieve and link information on the Internet through a consistent graphical interface that makes the underlying complexities transparent to the user. In addition, the Web is an interactive environment, which facilitates the exchange of multimedia-rich information and entertainment content among users worldwide. The Company believes that adding high quality voice and audio communication capabilities to existing text and graphic applications for the Internet can broaden and enrich Internet users' communications. As multimedia and communications capabilities become prevalent components of personal computer systems, a market for voice, audio and video products for the Internet is emerging. Examples of emerging Internet voice and general audio applications are multimedia Web pages incorporating pre-recorded voice, point-to-point and multi-party telephony, telephony gateways linking Internet users to public and private telephone networks, broadcasting of live and pre-recorded content, voice messaging integrated with e-mail and Web pages and multiplayer games which allow participants to speak to one another.


MARKET STRATEGY

  The Company's initial target market was primarily multimedia software developers and products. Over the past fiscal year, the Company has been broadening its strategic focus to markets other than multimedia software. Specifically, in targeting customers in the electronic devices market, and in aiming to provide customized solutions to customers in that market, the Company has aimed to be selective in marketing and licensing to customers who the Company believes are more likely to provide a higher quality OEM relationship than its existing licensees in the multimedia software market. Over at least the next several quarters, the Company expects to continue to sign fewer new licensing agreements on a per-quarter basis in comparison to the prior year comparable periods. At the same time, the Company's objective is to form relationships with customers that the Company believes have more significant potential for generating recurring revenue over the long term than the Company's existing licensees in the multimedia software market. There can be no assurance, however, as to the success of the Company's activities in these markets, or whether the Company will form OEM relationships with such customers which provide the Company with recurring revenue or prove beneficial to the Company.

  While any hardware-based customers (for example in the consumer devices and wireless communications markets) may have more potential for recurring revenue to the Company over the long term, over at least the next several quarters, the Company would not expect any significant revenue from these customers reflecting the longer revenue cycles inherent in hardware-based deals. Specifically, and in contrast to multimedia which often may be characterized by acceptance of deliverables up front and associated recognition of revenue, recognition of revenue (if any) in hardware-based deals is contingent upon a variety of factors including: preparation of feasibility studies, development and delivery of customized software, testing and acceptance of software, development of the licensee's hardware and product, successful integration of software into the licensee's hardware and product, and shipment of the licensee's product. Each of the foregoing contingencies applicable to hardware-based transactions is uncertain and takes time, and none of the foregoing contingencies are certain to be successfully achieved. Therefore the revenue recognition cycle in hardware-based transactions is longer than in software-based transactions. It should also be noted that certain hardware-based markets such as wireless communications, are relatively new markets with new products, which further contributes to the time delay and the uncertainty with respect to revenue recognition.

TARGET MARKETS

Consumer Devices

  The "consumer devices" marketplace is quite extensive and includes: translators, set-top boxes, personal digital assistants (PDA's), smartphones, voice memo devices, and toys. More and more handheld and other devices are utilizing voice. The advent of lower cost memory and processors and the need for more user-friendly, higher-quality sound is driving this move to speech. One example is handheld translators. When a user inputs a word to be translated into a handheld translator, the device plays back the word or phrase in the language selected by the translator user. That "sound" is stored electronically on the device along with the sounds of thousands of other words the translator is capable of handling. To store all that sound data electronically would consume an enormous amount of memory, driving the size and cost of the device beyond a reasonable figure. To reduce the amount of memory required, the sound data is compressed to a fraction of its original size, then inserted into the device's memory. When the user asks for a translation, that compressed sound is decompressed and played back to the user. Voxware provides the software that performs that compression and decompression, often saving its customers money and/or device size.

  The Electronic Industries Association estimates that the consumer electronics market is approximately a $65 billion per year market. The Company believes that the addition of speech capability to a growing number of consumer electronic devices represents an opportunity for Voxware. In addition, compression algorithms using 20-year old technology continue to be used in the consumer devices market. Historically, the sound for many of these devices was provided by text-to-speech products that generated a highly mechanical and synthetic sound. Updating this sound capability in an economical manner also presents potential market opportunities to Voxware.

  Consumer devices compression applications include translation, voice memo and dictation, answering machine message storage, and providing voicemail attachments to emails to preclude the need to use the tiny keyboards of most PDA's. Voxware has developed low complexity (i.e., little processing power is required and the software can therefore run on less expensive chips) and low memory footprint algorithms specifically targeted to this market.

  During the Company's fiscal year ended June 30, 1998, the Company formed relationships with several consumer device manufacturers for the license of the Company's technologies to those customers. As of August 31, 1998, none of these customers have shipped any products containing Voxware technology. The Company believes that this is because it generally takes several quarters to develop, test and ship products incorporating Voxware technologies. There can be no assurance as to what extent, if any, or when, these customers will ship products containing Voxware technology.


Wireless Communications

  The Company believes that wireless communications potentially represents one of the more attractive and growing markets in high technology today. Wireless telephones, pagers, data communication devices, satellite communications, and wireless local loop systems are just a few of the application segments in the wireless marketplace poised for expansion. According to the 1997 Multimedia Telecommunications Market Review and Forecast, the market for mobile wireless devices is expected to grow from $577 million in 1996 to over $2 billion in the year 2000. Voxware's speech technologies have been designed and developed to perform in an especially robust manner in links characterized by data loss and limited bandwidth, which is the environment encountered in typical wireless systems. The Company is investing efforts in understanding the needs of this market for its speech compression and related technologies, so that it can move to meet those needs.


Multimedia and IP Telephony

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

  A majority of the Company's current licensees compete in the multimedia Internet software market. Many of the companies in this market, including a signficant number of the Company's licensees, are poorly capitalized, compete against much more established companies and/or have businesses that are relatively immature. Many of the licenses entered into in the multimedia Internet software market have been in effect for a long period of time and the Company believes that a significant number of its licensees which compete in this market have not incorporated, and may never incorporate, Voxware's technologies into their products. Therefore, the Company may never derive royalties or other recurring revenues from many of its existing license agreements in the multimedia Internet software market. While the Company does not expect the multimedia Internet software market to generate significant recurring revenues to the Company, if any, the Company expects to continue to selectively pursue opportunities in that market since that market has the potential to continue to offer non-recurring revenue opportunities to the Company through initial license fees and service revenues. With respect to IP telephony, initial deployments in that market have primarily utilized standardized codec technologies (and not Voxware's proprietary codec technologies). In addition, initial deployments in IP telephony have generally been characterized by bandwidth-rich managed networks (Intranets), which generally do not benefit significantly from low bandwidth solutions such as Voxware's technologies. Principally, in consequence of these factors, the requirement for Voxware's technologies in the IP telephony market is not expected to significantly arise at least for the next two years, if ever. The Company continues to assess potential opportunities in that market.

TECHNOLOGIES

  Voxware has developed a comprehensive, integrated set of speech and audio coding technologies specifically to address the challenges associated with real-time speech and audio communication in low bandwidth media and devices and over the Internet. MetaVoice and MetaSound are designed to deliver high quality speech and audio in a fraction of the bandwidth generally required by conventional compression solutions and within the constraints of available processing power. These characteristics are designed to make MetaVoice and MetaSound preferred solutions for speech and general audio communications in environments such as consumer and business products and devices and the Internet where transmission bandwidth, processing power and storage capacity are limited. MetaVoice and MetaSound are designed to operate on a broad range of application platforms and processors. Voxware's technologies enable its customers to add new speech, music and general audio capabilities to their existing products and to create a new generation of integrated speech-, music- and audio-enabled products.

  The MetaVoice codec uses complex mathematical models that can accurately reproduce human speech based on a finite number of descriptive parameters. MetaVoice is currently capable of compressing speech data from a rate of 128 kbps to 2.4 kbps, enabling the creation of very small packets which are capable of flowing through the network more easily in the presence of congestion and low bandwidth. Similarly, MetaSound is currently capable of compressing music and general audio data from a rate of 706 kbps to as low as 6 kbps.

  The Company believes that the low bandwidth and processing requirements of MetaVoice potentially have significant advantages in markets such as wireless telephony and certain consumer and business products. For instance, the efficient compression of MetaVoice could enable telecommunications providers to expand the capacity of their network systems. In addition, embedding MetaVoice on a wide variety of DSP chips could expand memory for digital answering machines, personal data assistants, voice-enabled toys and other products.

  MetaVoice also incorporates powerful capabilities for speech manipulation and special effects unique to its model of human speech. Based on these additional characteristics, the Company is developing technologies for manipulation of voice to modify voice identity, modulate pitch and alter playback speed.

  The MetaSound codecs were developed based on technology licensed from NTT. They are designed to compress a wide range of audio types and are specifically targeted at online music applications. The MetaSound codecs are available in 8 monaural bit rates - 6, 8, 10, 16, 24, 32, 40, and 48 kbps, as well as 8 stereo bit rates - 12, 16, 20, 32, 48, 64, 80, and 96 kbps.

 MetaVoice and MetaSound Coding Technologies

  Two principal design choices, in combination, underlie MetaVoice's ability to produce high quality speech at low bandwidth:

  . Speech specific vs. general audio coding--MetaVoice is designed specifically to encode speech signals rather than music or other general audio signals. Speech signals typically contain only one voice at a time, whereas music and other general audio signals may contain dozens of simultaneous "voices"--both human and instrumental. Also, as compared to music signals, the rate at which speech signals change is limited by the human vocal apparatus. MetaVoice exploits these characteristics of speech to achieve greater compression than is generally achievable with general audio coding technologies.


  . Parametric vs. waveform coding--MetaVoice is a parametric codec, whereas most conventional speech codecs are waveform codecs which use linear prediction techniques to reduce the amount of information necessary to represent the input speech signal. When the number of bits used to represent the waveform is reduced below critical limits as the compression is increased, the linear prediction approach can no longer reproduce an accurate waveform, resulting in poor speech quality. At low bit rates, a properly engineered parametric codec such as MetaVoice is capable of delivering speech quality superior to that of a waveform codec.

  In addition, MetaVoice technology is highly tolerant of lost data packets, making it well suited to Internet transmission. The codec is designed to predict successive information segments. If a packet is lost, the codec automatically interpolates across the information it has available, reducing the perceptual impact of the missing information. The Company has developed several different speech codecs based on MetaVoice technology. These include RT24, RT29, SC3/6, VR12 and VR15 which are designed to address varying needs in the marketplace.

  The Company licenses its MetaVoice and MetaSound codecs to third parties for use in their products. The codecs are generally delivered to licensees in the form of software development kits ("SDKs") which provide a high level interface that simplifies integration of the codec into the licensee's application. The licensee of a codec receives an encoder to convert the speech and / or audio files into the appropriate format and a player to reconstruct the original speech and / or audio. Voxware's codecs operate on a wide range of processors, such as Intel's 486, Pentium, Pentium Pro and MMX, Motorola's PowerPC and 68040, SPARC, Digital's Alpha and other general purpose processors. The Company is currently porting its codecs to popular DSP processors and other DSP processors based on customers' specific requirements. Voxware's SDKs provide a uniform environment for most popular operating systems, including Microsoft Windows 3.x, 95 and NT, Mac OS and several Unix platforms (see "PRODUCTS"). The time required for a licensee to incorporate the Company's codecs into its product varies from as little as a few minutes in the case of preexisting software applications using standard interfaces, to several quarters in the case of devices requiring porting to new platforms or other adaptation of the codecs.


 VIPSuite

  VIPSuite is designed to provide software application developers access to Voxware's codecs and QoT technology and is targeted principally to developers of Internet telephony gateways and Internet telephones. VIPSuite is designed to provide four integrated capabilities:

  1. Speech coding, based on Voxware's MetaVoice coding technologies known as SC-3/6 (a communications quality scaleable codec at 3.2 kbps and a toll-quality codec at 6.4 kbps), which is also marketed separately from VIPSuite.

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


Voice Modeling:  VoiceFont and Voice Effects Technologies

  MetaVoice's proprietary approach to coding the perceptually relevant attributes of the human voice are available for use in transforming voice attributes including pitch, timbre and timing. The Company has released its first version of VoiceFont, which enables the manipulation of a speaker's voice into a fixed set of transformations. The Company has no current plans to continue its research of voice modeling except as may be agreed upon with a specific customer on a case-by-case basis, however the Company makes voice modeling technologies available to licensees desiring such technologies.


PRODUCTS

  The Company has marketing groups which target the following markets: Consumer Devices, Multimedia Software, Wireless Communications and IP Telephony. In performing marketing functions, these marketing groups leverage Voxware's core speech and audio processing technologies, which are: Software Development Kits ("SDKs"), Applications, and Embedded Systems Products.


 Software Development Kits

  Voxware has developed several SDKs designed to enable customers to integrate real-time speech and audio into their products. These SDKs include Application Programming Interfaces (APIs) in various languages (e.g., C and C++) and operating systems, and comprehensive documentation. Additionally, Voxware provides application development and integration aid for customers interested in accelerating application development activities. Available SDKs include:

  VOXWARE COMPRESSION TOOLKIT (VCT) - The VCT is a development API that enables integration into applications requiring speech or audio technology, providing access to Voxware's real-time, low-complexity, frequency domain codecs at data rates as low as 1,200 bps. Applications include one-way audio streaming over the Internet, compression of speech and audio for multimedia CD products, unified messaging applications, and music sampling over the Internet. The VCT is Voxware's broadest and most comprehensive toolkit, and includes Voxware's industry leading MetaVoice (speech) and MetaSound (audio) codecs.

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

  TELEPHONY NETWORK TOOLKIT (TNT) - The Telephony Network Toolkit (TNT) is an SDK that enables software application developers to add real-time, PC-to-PC, voice communications to PC applications. Developers can use TNT to send and receive voice data in real time over a TCP/IP network. With just a few TNT API function calls, applications can connect to another TNT-based application on another person's computer, allowing a conversation as though they were talking on the telephone. TNT automatically handles a variety of network error conditions (missing, out-of-sequence, or delayed packets) that normally disrupt voice communications over the Internet, and continually monitors incoming packets and adjusts buffer sizes accordingly as network conditions change.


 Applications

  Voxware's application products are software products that require no programming expertise to deploy. The Company has developed three Windows(TM)- driven applications which utilize MetaVoice technology for communication on the
Internet: VoxPhone, VoxChat and ToolVox. Distribution of VoxPhone is largely through third party distributors rather than directly by the Company to end users; and VoxChat and ToolVox are marketed as foundation technologies that are customized for specific OEM customers, and as of January 1998 are not sold directly to end users or distributors.

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


 Embedded Systems Products

  Voxware also makes its leading speech and audio codecs available to customers building products that use digital signal processors (DSPs) and RISC processors to house the speech codecs. For example, consumer products, telephony DSP boards, and children's toys all use DSPs to process speech. Voxware has ported its speech and audio technologies to industry-leading DSPs such as those manufactured by Texas Instruments, Motorola, Hitachi, and others. Voxware offers codecs previously ported to DSPs, and undertakes new porting activities at customer requests on a case-by-case basis.

THE VOXWARE STRATEGY

  The Company's objective is to establish its core technologies as preferred solutions for speech and audio communications in its target markets. The Company's strategy incorporates the following key elements:


 Establish Technological Leadership

  The Company markets low bandwidth speech and audio compression in its target markets. The Company intends to continue to extend the functionality and uses of its core technologies. By continuing to invest in research and development, the Company believes that it can further improve its technologies, allowing it to deliver continued improvements in compression and quality performance.


 Target the Markets for Consumer Devices, Wireless Communications, and Internet Telephony

  The Company is developing technologies that are specifically designed to address issues associated with voice in consumer devices, voice in wireless communications and voice over data networks, and seeks to license these technologies to software and hardware companies which are developing applications for these markets. Some of the Company's target markets for software, hardware and services are at early stages of development and as such, the Company is engaged in long-term initiatives in both product development and marketing in an effort to capitalize on the potential long-term growth of these markets. As a result, the Company expects to enter into lengthy product development programs and lengthy sales cycles in order to target the opportunities in those markets.


  Accelerate Adoption of Technology and Enhancement of Offerings Through Strategic Relationships

  The Company seeks to establish and extend strategic relationships with market leaders in order to rapidly achieve market penetration. The Company believes these strategic relationships may broaden the Company's user base, accelerate adoption of the Company's core technologies, and enhance and broaden the Company's offerings.


 Deepen Market Penetration Through Selective Licensing Program

  The Company seeks to selectively license its MetaVoice and MetaSound technologies in market segments where complementary applications incorporating speech and audio can benefit from the low bandwidth requirements exhibited by MetaVoice and MetaSound. To date, the primary markets in which the Company is licensing its technologies include Internet telephony and conferencing, interactive games and consumer chat applications. The Company intends to seek to leverage the low bandwidth and processing requirements of its technologies to address a variety of applications beyond the Internet, such as pocket translators, wireless personal digital assistants (PDA's), set-top boxes, console games, smart phones, network computers, wireless telephony, digital answering machines, audio-enabled toys, satellite communications and low-cost electronic recording devices.


 Build Multiple Distribution Channels

  The Company seeks to establish multiple channels for the distribution of its products to its targeted market segments. The Company's direct sales force seeks to reach software and hardware companies. The Company will seek to develop indirect marketing channels such as bundling agreements with OEMs and vendors of telephony hardware and related products and value added resellers.


 Develop Recurring Revenue Through Royalty-Based Licensing

  The Company's objective is for a significant portion of its future revenues to be in the form of royalties or other recurring payments based upon the sales of products by the Company's licensees which incorporate the Company's technologies, and in the form of service revenues. The Company has entered into license agreements providing for royalties and recurring payments and service revenues, and it is the intention of the Company to continue to pursue license opportunities that generally include a recurring revenue and/or service component. In part due to the early stage of development of some of the Company's primary target markets, the Company expects that these royalty-based and service-based agreements will require several quarters in order to yield significant royalty and/or service revenues, if any, to the Company.

RESEARCH AND PRODUCT DEVELOPMENT

  Voxware believes that continued timely development and introduction of new technologies are essential to establishing, maintaining and increasing its competitive position. The Company currently conducts most of its product development effort in-house. The Company also employs independent contractors to assist with certain product development and testing activities. The Company's Research and Development group consisted of 23 engineers and programmers as of August 31, 1998. Voxware intends to continue to emphasize core research and development.

  The Company has several products under development, including the following products scheduled for final release during the fiscal year ending June 30, 1999:

ULC15 - The Ultra-Low Complexity decoder is designed for playback-only applications on consumer devices such as translators, electronic dictionaries and others in which data is compressed on a system other than the device itself. It thus represents a favorable trade between speech quality and complexity, while maintaining very low bit rates (below 2 kbps). Initial versions of this technology have been licensed to customers in the consumer devices market.

LC Line - The Low Complexity line of codecs are also designed and targeted to the consumer devices marketplace, but for applications that require both encoding and decoding on-chip. The LC line is also distinguished by its high quality-medium bit rate structure, and offers bit rates from 16 kbps through 64 kbps. The LC technology codes both voice and music effectively, and offers very low full-duplex complexities. A launch customer for the first LC products has been signed by Voxware.

ITU4 - Voxware has submitted a candidate algorithm to the International Telecommunications Union ("ITU") for the ITU's on-going 4 kbps standard codec competition. The Company believes that satellite communication companies may be interested in the winner of this competition, and the ITU has identified wireless applications as one of the key target markets for the new standard. The Company believes that its submission is considered very competitive, and that the Company's participation in the competition can enhance its entry into the wireless devices marketplace. There can be no assurance as to the Company's success in that competition. Even if the Company is successful in that competition, there can be no assurance that that success will result in any significant revenue to the Company.


STRATEGIC RELATIONSHIPS AND LICENSEES

  The Company seeks to establish and extend strategic relationships with market leaders in order to rapidly achieve market penetration. The Company believes these strategic relationships can broaden the Company's user base, accelerate adoption of the Company's core technologies, and enhance and broaden the Company's offerings. The Company believes that such strategic relationships can provide early insight into and influence on future industry standards, offer access to leading edge technology and support optimization of the Company's technology on key computing platforms. The success of the Company is dependent on the ability of licensees to achieve widespread distribution and acceptance of their products which incorporate the Company's products. Failure by the Company's licensees to achieve widespread distribution and acceptance of products which incorporate the Company's products will have a material adverse effect on the Company's business, operating results and financial condition. See
EXHIBIT 99 "IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS."

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

SALES, MARKETING AND DISTRIBUTION

  The Company sells its products directly to software and hardware companies. The Company's direct sales force combines field focuses on major Internet software developers, hardware OEMs, as well as Internet and telecommunication service providers.

  As of August 31, 1998, the Company had 10 direct sales and marketing personnel. Codec licensing is handled primarily through the direct field sales force. The Company also has sales offices in Europe and Asia in order to create business relationships with international software and hardware companies. The Company intends to continue to invest in its overall sales efforts and, as a result, intends to maintain or increase the absolute dollar level of sales and marketing expenses in future periods, depending upon future revenue levels.


CUSTOMER MAINTENANCE AND ENGINEERING SERVICES

  The Company believes that customer maintenance and engineering services are important competitive factors for its business. Customer maintenance services include providing updates and error corrections to licensees of the Company's products and, in the case of multimedia software licensees, porting the Company's technologies to specific software platforms that are considered industry standards. Engineering services include providing technical resources to support customer-specific development efforts, which include porting the Company's technologies to specific hardware platforms. The Company provides those services, along with product demonstration software, evaluation software and application notes via its engineering and support teams located in Princeton, New Jersey.


COMPETITION

  The market for speech and audio technologies and products is intensely competitive. The Company expects competition to persist, intensify and increase in the future. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. The Company's competition for voice processing software products and services is primarily emerging from two sources: developers of speech compression algorithms and developers of software applications that incorporate speech. Direct competitors include DSP Group, Inc., Lernout & Hauspie Speech Products N.V., DVSI, Cipro, and Lucent Technologies, Inc. in the speech coding market and Electric Magic Co., FreeTel Communications, Netspeak Corp., PGP Inc., and VocalTec, Ltd., Inc. in the Internet applications market. Several of these companies are developing new products or enhancing existing products specifically to operate in low bandwidth environments. Companies that have developed low bit rate parametric speech compression technologies but do not currently compete with the Company directly include Texas Instruments, Incorporated. The competition in the market for Internet telephony products, in particular, is intense. Many companies, including Intel Corporation, Microsoft and Netscape distribute free Internet telephony applications offering basic functionality. In addition to the Company's current competitors, the Company expects other established companies, including large software companies, such as Microsoft, and telecommunications companies, such as interexchange carriers (such as AT&T Corp. and MCI Telecommunications), regional Bell operating companies and cable companies, to compete in the markets for speech compression technologies and digital speech applications, including Internet telephony. The ability of certain of the Company's competitors to bundle other services and products with voice products could put the Company at a competitive disadvantage. In addition to specific corporate competitors, Voxware encounters competition in certain markets from standard coding technologies. These include G.xxx series codecs, MPEG-X codecs, and older algorithms such as LPC10. Voxware also encounters competition from its prospective customers, when such prospective customers have their own internal speech encoding research and development.


PATENTS AND PROPRIETARY INFORMATION

  To date, the Company has applied for six patents relating to the Company's voice coding technology and related technologies, two of which have been issued. The Company expects to routinely file patent applications as deemed appropriate. The Company's success will depend in part on its ability to obtain patent protection for its products, preserve its trade secrets and operate without infringing the proprietary rights of other parties. There can be no assurance that patent applications to which the Company holds rights will result in the issuance of patents, or that any issued patents will provide commercially significant protection to the Company's technology, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information not covered by patents to which the Company owns rights or obtain access to the Company's know-how or that others will not claim to have or will not be issued patents which may prevent the sale of one or more of the Company's products. In addition, the laws of certain countries may not protect the Company's intellectual property. The software market has traditionally experienced widespread unauthorized reproduction of products in violation of manufacturers' intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce the manufacturers' intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. The Company's success is also dependent upon unpatented trade secrets which are difficult to protect. To help protect its rights, the Company requires employees and consultants to enter into confidentiality agreements that prohibit disclosure of the Company's proprietary information and requires the assignment to the Company of their ideas, developments, discoveries and inventions. There can be no assurance, however, that these agreements will provide adequate protection for the Company's trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosures.


EMPLOYEES

  As of August 31, 1998, the Company had 43 full-time employees consisting of 23 in research and development, 10 in sales and marketing and 10 in administration and finance. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its employee relations are good.


ITEM 2.    PROPERTIES.

  The Company leases its principal facility, which contains approximately 18,000 square feet of office space in Princeton, NJ. The initial term of the lease for the Company's current office space will expire on May 31, 2003. The Company entered into a Sublease Agreement in July 1998, under which the Company subleased approximately 47% of the space in said principal facility. The initial term of that Sublease Agreement will expire on May 31, 2003. The Company believes that existing facilities are adequate for operations through the year ending June 30, 2000 and that additional space will be available as needed thereafter.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.


EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their respective ages and positions with the Company as of August 31, 1998 were as follows:

   NAME                                      AGE   POSITION
   ----                                      ---   --------
  Bathsheba J. Malsheen, Ph.D.....            47   President, Chief Executive Officer and Director
  Nicholas Narlis.................            38   Vice President, Chief Financial Officer, Secretary and
                                                   Treasurer
  J. Gerard Aguilar...............            31   Vice President, Research and Development and Director

  Bathsheba J. Malsheen, Ph.D. has served as President, Chief Executive Officer and Director of the Company since October 1997. She previously served as Chief Operating Officer of the Company from May 1997 through October 1997, and as Vice President of OEM Licensing since joining Voxware in October 1996 through April 1997. From April 1990 to October 1996, Dr. Malsheen held various executive positions with Centigram Communications Corporation, a voice messaging company, most recently as General Manager of their Technology Business Unit and was responsible for licensing of text-to-speech software products. Previously, she worked for Speech Plus, Inc. where she served as Director of Speech Technology from 1985 to 1990. Dr. Malsheen holds a Ph.D. and M.A. from Brown University and a B.A. from Hofstra University.

  Nicholas Narlis has served as Vice President, Chief Financial Officer and Secretary of the Company since April 1998, and Treasurer of the Company since June 1996. He previously served as Vice President and Chief Accounting Officer of the Company from March 1997 through April 1998, and as Controller and Chief Accounting Officer from March 1996 through February 1997. From 1992 to March 1996, Mr. Narlis served in various capacities at Dendrite International, Inc., a sales force automation software and service company, including most recently Director of Finance. Previously, from 1983 to May 1992, Mr. Narlis worked for KPMG Peat Marwick where he served as a Senior Manager from 1989 to May 1992 in the New Jersey Audit Practice Unit. Mr. Narlis holds a B.S. from Rider University and is a Certified Public Accountant.

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



                                    PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

Market Information


  The Company's Common Stock is traded on the National Market segment of The Nasdaq Stock Market under the symbol "VOXW." The following table sets forth the high and low sale prices as quoted on The Nasdaq Stock Market.


                                                                       HIGH              LOW
                                                                   ----------         ----------
Quarter ended December 31, 1996 (beginning October 31, 1996)       $     8.50            $  6.375

Quarter ended March 31, 1997                                         $  7.625            $   2.00

Quarter ended June 30, 1997                                          $   6.00            $   4.00

Quarter ended September 30, 1997                                     $  6.063             $  3.75

Quarter ended December 31, 1997                                      $  6.688             $ 3.188

Quarter ended March 31, 1998                                         $   4.00             $ 2.031

Quarter ended June 30, 1998                                          $   3.50             $  2.00

July 1, 1998 through September 24, 1998                              $  2.375             $ 0.813


  As of September 25, 1998 there were approximately 173 holders of record of the Company's Common Stock. Because many of the Company's shares of Common Stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The Company has never declared or paid any cash dividends on its Common Stock. The Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA.

  The selected statement of operations data for the three years ended June 30, 1998 and the selected balance sheet data as of June 30, 1997 and 1998 have been derived from the financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, and which financial statements are included elsewhere in this Form 10-K. The selected statement of operations data for the periods from Inception (August 20, 1993) to June 30, 1994 and for the fiscal year ended June 30, 1995, and the balance sheet data as of June 30, 1994, 1995 and 1996 have been derived from the Company's audited financial statements not included herein. The selected statement of operations data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                   PERIOD FROM
                                                                    INCEPTION
                                                                   (AUGUST 20,
                                                                      1993)               FISCAL YEAR ENDED JUNE 30,
                                                                   TO JUNE 30,            --------------------------
                                                                       1994          1995       1996        1997        1998
                                                                       ----          ----       ----        ----        ----
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
 Revenues:
  Product revenues:
     License fees..............................................     $    --        $     --    $  1,256    $  5,432    $  2,935
     Royalties and recurring revenues..........................          --              --         238       1,996       1,918
                                                                    -------        --------    --------    --------    --------
       Total product revenues..................................          --              --       1,494       7,428       4,853
  Service revenues.............................................          --              --         113         351       1,029
                                                                    -------        --------    --------    --------    --------
          Total revenues.......................................          --              --       1,607       7,779       5,882
                                                                    -------        --------    --------    --------    --------
  Cost of revenues:
     Cost of product revenues..................................          --              --          17         208         112
     Cost of service revenues..................................          --              --          28         164         441
                                                                    -------        --------    --------    --------    --------
          Total cost of revenues...............................          --              --          45         372         553
                                                                    -------        --------    --------    --------    --------
          Gross profit..........................................         --              --       1,562       7,407       5,329
                                                                    -------        --------    --------    --------    --------
 Operating expenses:
     Research and development..................................          93             537       2,497       7,845       4,677
     Sales and marketing.......................................           9             332       1,084       4,124       3,738
     General and administrative................................         113             365         980       3,204       2,467
                                                                    -------        --------    --------    --------    --------
          Total operating expenses.............................         215           1,234       4,561      15,173      10,882
                                                                    -------        --------    --------    --------    --------
          Operating loss.......................................        (215)         (1,234)     (2,999)     (7,766)     (5,553)
 Interest income...............................................          --              65         132         722         844
                                                                    -------        --------    --------    --------    --------
 Net loss......................................................        (215)         (1,169)     (2,867)     (7,044)     (4,709)
 Accretion of preferred stock to redemption value..............          --              --          (7)         (5)         --
                                                                    -------        --------    --------    --------    --------
 Net loss applicable to common stockholders....................     $  (215)       $ (1,169)   $ (2,874)   $ (7,049)   $ (4,709)
                                                                    =======        ========    ========    ========    ========
 Basic net loss per common share...............................     $ (0.07)       $  (0.23)   $  (0.50)   $  (0.69)   $  (0.37)
                                                                    =======        ========    ========    ========    ========
 Weighted average number of common shares outstanding..........       2,908           5,056       5,784      10,242      12,890
                                                                    =======        ========    ========    ========    ========
                                                                                             JUNE 30,
                                                                      ----------------------------------------------------------
                                                                       1994          1995       1996        1997        1998
                                                                      ------        ------     ------      ------      ------
                                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
 Cash, cash equivalents and short-term investments.............     $   307        $  1,523    $  3,837    $ 16,469    $ 13,537
 Working capital...............................................         255           1,418       3,887      16,811      13,743
 Total assets..................................................         359           1,667       5,336      20,221      15,557
 Redeemable Series A Convertible Preferred Stock...............          --              --       5,938          --          --
 Stockholders' equity (deficit)................................         306           1,556      (1,076)     17,191      13,913

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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


OVERVIEW

  Voxware develops, markets, licenses and supports digital speech and audio technologies and solutions. MetaVoice, the Company's innovative speech coding technology, is designed to reproduce high quality speech while requiring very low communications bandwidth and processing power. MetaSound, the Company's general audio coding technology built on core technology licensed from Nippon Telegraph and Telephone Corporation is specifically suitable for high quality music compression. The Company licenses its technologies to software and hardware companies for a wide range of applications and services, and primarily targets the following four markets: consumer devices, multimedia software, wireless communications and Internet Protocol (IP) telephony.

  Since Voxware's inception in August 1993, the Company has raised net proceeds of approximately $29,848,000 as follows: approximately $8,838,000 through private placements; approximately $18,517,000 through the Initial Public Offering which was declared effective on October 30, 1996; and approximately $2,493,000 through other sales of equity securities, including exercises of common stock options and all outstanding common stock warrants.

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

  A majority of the Company's existing licensees compete in the multimedia Internet software market, which is a relatively new market, and many of the companies in this market are poorly capitalized, compete against much more established companies and/or have businesses that are relatively immature.
Many of the licenses entered into in the multimedia Internet software market have been in existence for a significant period of time and the Company believes that a significant number of its licensees which compete in this market have not incorporated, and may never incorporate, Voxware's technologies into their products. Therefore, the Company may never derive royalties or other recurring revenues from many of its existing license agreements in the multimedia Internet software market. While the Company does not expect the multimedia Internet software market to generate significant recurring revenues to the Company, the Company expects to continue to pursue opportunities in that market since that market has the potential to continue to offer non-recurring revenue opportunities to the Company through initial license fees and service revenues. With respect to IP telephony, initial deployments in that market have primarily utilized standardized codec technologies (and not Voxware's proprietary codec technologies). In addition, initial deployments in IP telephony have been characterized by bandwidth-rich managed networks (Intranets), which networks generally do not benefit significantly from low bandwidth solutions such as Voxware's technologies. Principally, in consequence of these factors, the requirement for Voxware's technologies in the IP telephony market is not expected to significantly arise at least for the next two years, if ever. With respect to the wireless market, the Company is investing resources in efforts to understand the needs of this market, if any, for its speech compression and related technologies. There can be no assurance as to the Company's success in the wireless market, and to date the Company has not generated any significant revenues in this market.

  During fiscal 1998, the Company restructured its workforce in connection with the shift of its strategic focus to markets other than multimedia software, including consumer devices and wireless communications, which the

Company believes have more significant potential for recurring revenues over the long term. While the Company believes the consumer devices and wireless communications markets may have more significant potential for recurring revenue over the long term, over at least the next several quarters, the Company's revenues are expected to continue to be affected by the longer revenue cycles inherent in these hardware-based deals. Specifically, and in contrast to multimedia which often may be characterized by acceptance of deliverables up front and corollary recognition of revenue, recognition of revenue (if any) in hardware-based deals is in part contingent upon a variety of factors including: preparation of feasibility studies, development and delivery of customized software, testing and acceptance of such software, development of the licensee's hardware and product, successful integration of said software into the licensee's hardware and product, and shipment of the licensee's product. Each of the foregoing contingencies applicable to hardware-based transactions takes time, and none of the foregoing contingencies are certain to occur. Therefore the revenue recognition cycle in hardware-based transactions is much longer than in software-based transactions. It should also be noted that hardware-based markets such as voice-enabled consumer devices and wireless communications, are new markets with new products, which further contributes to the time delay and the uncertainty with respect to revenue recognition. There can be no assurance as to the success of the Company's activities in these markets, or in successfully forming relationships with targeted customers in these markets. It is the Company's continuing policy to evaluate potential strategic relationships that could allow the Company to broaden its product offerings and achieve synergies in the Company's target markets.

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

  Service revenues consist of customer maintenance support and engineering fees. Customer maintenance support services include providing updates and technical support to licensees of the Company's products. Engineering services include providing technical resources and technical assistance to support customer-specific development efforts, which include porting the Company's technologies to specific hardware platforms and providing customized speech and audio solutions to customers. Customer maintenance support revenues are recognized over the term of the support period, which typically lasts for one year. Engineering fees are generally recognized upon customer acceptance or upon delivery if customer acceptance is not required. All research and development costs are expensed as incurred.

  The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Since its inception, the Company has incurred significant losses and, as of June 30, 1998, the Company had an accumulated deficit of $16,017,000. In at least the near term quarters, the Company expects to incur net losses as a result of the long revenue cycles described. The limited operating history of the Company makes the prediction of future results of operations impossible and, therefore, the Company's historical revenues should not be taken as indicative of future revenues. In addition, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by the Company's licensees that incorporate the Company's products, the rate of new licensing activity, as well as the termination of existing license agreements, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, the degree of success of the Company's efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by the Company or its licensees, the level of usage of the Internet, and general economic conditions.


RESULTS OF OPERATIONS


FISCAL 1998 VERSUS FISCAL 1997


TOTAL REVENUES.

    The Company recognized revenues of $5,882,000 for the year ended June 30, 1998 compared to revenues of $7,779,000 for the year ended June 30, 1997. The decrease in revenues is primarily attributable to the Company's change in strategic focus from primarily targeting the multimedia software market in fiscal 1997 to primarily targeting the consumer devices and wireless communications markets in the latter half of fiscal 1998. As detailed previously, the consumer devices and wireless communications markets are characterized by longer selling cycles than the multimedia software market, which impacted the Company's revenues during fiscal 1998. As a result, the Company expects to continue to sign fewer new licensing agreements on a per-quarter basis in comparison with the number of new licensing agreements signed during fiscal 1997. At the same time, the Company's objective is to form relationships with customers that the Company believes have more significant potential for recurring revenue over the long term than do the Company's existing licensees, particularly those in the multimedia Internet software market. There can be no assurance, however, as to the success of the Company's activities in these markets, or in successfully forming relationships with such customers.

  For the year ended June 30, 1998, total revenues included $1,250,000 (21% of total revenues) from the Company's largest customer, Netscape Communications Corporation ("Netscape"). Netscape discontinued certain of its products during fiscal 1998, including products which would incorporate the Company's technologies, and consequently Voxware and Netscape entered into a second amendment of their software license agreement which terminated certain of Netscape's rights pursuant to their software license agreement. License fee revenues for fiscal 1998 include a final payment of $400,000 from Netscape pursuant to this amendment. In addition, one other company accounted for 15% of total revenues for the year ended June 30, 1998.

  At June 30, 1998 Netscape was not a stockholder in the Company. At June 30, 1997 Netscape was a 4% stockholder in the Company. For the year ended June 30, 1997, total revenues included $1,250,000 (16% of total revenues) from Netscape. In addition, two other customers each accounted for 15% of revenues for the year ended June 30, 1997.


PRODUCT REVENUES.

  Product revenues totaled $4,853,000 and accounted for 83% of total revenues for the year ended June 30, 1998 compared to $7,428,000, which accounted for 95% of total revenues, for the year ended June 30, 1997. This decrease in product revenues was mainly attributable to the Company's shift in strategy from primarily targeting the multimedia software market in fiscal 1997 to primarily targeting the consumer devices and wireless communications markets, with a lesser focus on the multimedia software and IP telephony markets, in the latter half of fiscal 1998. As detailed previously, the consumer devices and wireless communications markets are characterized by longer selling cycles than the multimedia software market, which impacted the Company's revenues during fiscal 1998. Additionally, the decrease in product revenues as a percentage of total revenues from fiscal 1997 to fiscal 1998 is attributable to the Company's revised strategy which focuses on the consumer devices and wireless communications markets. The Company seeks to provide customized solutions to customers in these markets, which entails performing a higher level of engineering services for customers than did the previous business strategy. As a result, the Company derived a greater portion of its revenues from providing services to customers in fiscal 1998 than in fiscal 1997.

  In fiscal 1998, product revenues consisted of $2,935,000 in license fees (60% of product revenues) and $1,918,000 in royalties and recurring revenues (40% of product revenues). In fiscal 1997, product revenues consisted of $5,432,000 in initial license fees (73% of product revenues) and $1,996,000 in royalties and recurring license fees (27% of product revenues). As noted above, this decrease in license fees revenues was mainly attributable to the Company's shift in strategy from primarily targeting the multimedia software industry in fiscal 1997 to primarily targeting the consumer devices and wireless communications in the latter half of fiscal 1998. The consumer devices and wireless communications markets are characterized by longer selling cycles than the multimedia software market, which impacted the Company's license fees revenues during fiscal 1998.

  For the year ended June 30, 1998, product revenues included a total of $1,250,000 (26% of total product revenues) from the Company's largest customer, Netscape. This amount was comprised of $400,000 in license fees and $850,000 in royalties and recurring revenues. Netscape discontinued certain of its products during fiscal 1998, including products which would incorporate the Company's technologies, and consequently Voxware and Netscape entered into a second amendment of their software license agreement which terminated certain of Netscape's rights pursuant to their software license agreement. License fee revenues for fiscal 1998 include a final payment of $400,000 from Netscape pursuant to this amendment. For the year ended June 30, 1997, Netscape accounted for approximately $1,250,000 of royalties and recurring revenues (17% of total product revenues).

  Included in product revenues for the year ended June 30, 1997 is $480,000 in fees earned by Voxware for product development efforts.

SERVICE REVENUES.

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

  During the year ended June 30, 1998, the Company recognized $1,029,000 in service revenues (17% of total revenues), compared to service revenues of $351,000 (5% of total revenues) for the year ended June 30, 1997. This increase in service revenues was primarily attributable to increases in engineering fees earned from porting technologies to customers' specific hardware platforms and in providing customized speech and audio solutions to customers. The increase in service revenues as a percentage of total revenues from fiscal 1997 to fiscal 1998 is attributable to the decrease in non-service revenues in fiscal 1998 caused largely by the Company's revised strategy which focuses on the consumer devices and wireless communications markets. The Company seeks to provide customized solutions to customers in these markets, which entails performing a higher level of engineering services for customers than did the previous business strategy. As a result, the Company derived a greater portion of its revenues from providing services to customers in fiscal 1998 than in fiscal 1997.


GROSS PROFIT

COST OF PRODUCT REVENUES. Cost of product revenues consists primarily of costs of licensed technology. Cost of product revenues totaled $112,000 or 2% of product revenues for the year ended June 30, 1998 compared to $208,000 or 3% of product revenues for the year ended June 30, 1997. The decrease in cost of product revenues is directly attributable to the decrease in product revenues recognized during those periods.

COST OF SERVICE REVENUES. Cost of service revenues consists primarily of the expenses associated with the staffing of a customer support group and providing engineering services, which consist primarily of employee compensation and equipment depreciation. Cost of service revenues totaled $441,000 or 43% of service revenues for the year ended June 30, 1998 compared to $164,000 or 47% of service revenues for the year ended June 30, 1997. The absolute dollar increase in cost of services is directly attributable to the increase in service revenues during those periods, which includes a significant increase in non-recurring engineering fees in fiscal 1998 compared to fiscal 1997.


OPERATING EXPENSES

    Total operating expenses decreased $4,291,000 (28%) from $15,173,000 in fiscal 1997 to $10,822,000 in fiscal 1998. This decrease in total operating expenses primarily reflects headcount reductions in application development and support and other cost reductions associated with the aforementioned strategic restructuring of the Company's business focus. A significant number of the Company's personnel were engaged in researching, marketing and selling products in the consumer application software market during fiscal 1997. During fiscal 1998, the Company restructured its business away from consumer application software and toward an OEM (original equipment manufacturer) model primarily targeting the consumer devices and wireless communications markets, which requires fewer personnel (including employees and independent contractors) than the consumer application software business focus in fiscal 1997. As of June 30, 1998, the Company's resources were primarily dedicated to an OEM (original equipment manufacturer) model targeting the consumer devices and wireless communications markets. As of June 30, 1998, the Company's headcount totaled 46, compared to 91 as of June 30, 1997. In connection with the decrease in headcount, in July 1998 the Company entered into a Sublease Agreement under which the Company subleased approximately 47% of the space in its Princeton office facility. The initial term of that Sublease Agreement will expire on May 31, 2003.

  In comparing fiscal 1998 to fiscal 1997, the overall decrease in total operating expenses was comprised of a $3,168,000 (40%) decrease in research and development expenses, a $386,000 (9%) decrease in sales and marketing expenses, and a $737,000 (23%) decrease in general and administrative expenses. During fiscal 1998, the Company decreased accrued expenses approximately $650,000 through reducing operating expenses by the same amount. This amount related to estimates accrued in previous periods for certain liabilities and contingencies which are no longer deemed necessary.

RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses decreased $3,168,000 from $7,845,000 in fiscal 1997 to $4,677,000 in fiscal
1998. This decrease in research and development expenses primarily resulted from restructuring the Company's business focus away from consumer application software and toward an OEM (original equipment manufacturer) model, which requires fewer personnel (including employees and independent contractors) than a consumer application software business model. As of June 30, 1998, the Company had a research and development staff of 24 compared to 49 at June 30, 1997. The Company expects to continue to invest in research and development projects that may provide additional technologies and products for its targeted markets. As such, the Company expects near term quarterly research and development expenditures to remain relatively consistent with the level incurred during the fourth quarter of fiscal 1998. During the fourth quarter of fiscal 1998, the Company's research and development expenses totaled approximately $838,000.

SALES AND MARKETING. Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses, trade shows and costs of promotional materials. Sales and marketing expenses decreased $386,000 from $4,124,000 in fiscal 1997 to $3,738,000 in fiscal 1998. This decrease in sales and marketing expenses was primarily due to the restructuring of the Company's focus to an OEM model, which requires less promotion and marketing than the previous consumer application software business model, as well as a decrease in the size of the Company's sales force and marketing staff from 24 at June 30, 1997 to 12 at June 30, 1998. The decreases realized from the business model transition were partially offset by increases in expenses related to the Company's sales offices in Europe and Asia which were opened during the fourth quarter of fiscal 1997, and expenses incurred in connection with the formation of a product management and marketing function for the purpose of employing an OEM business model in its target markets. The Company expects near term quarterly sales and marketing expenditures to remain relatively consistent with the level incurred during the fourth quarter of fiscal 1998. During the fourth quarter of fiscal 1998, the Company's sales and marketing expenses totaled approximately $818,000. If the Company is successful in significantly increasing its revenues, the Company anticipates increasing the level of quarterly sales and marketing expenditures in order to expand its sales force and marketing efforts, as necessary.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $737,000 from $3,204,000 in fiscal 1997 to $2,467,000 in fiscal 1998. The decrease in general and administrative expenses was primarily realized through reductions in personnel, recruitment and general cost savings achieved through expense management. As of June 30, 1998, the Company had a general and administrative staff of 10 compared to 18 at June 30, 1997. The Company believes that the current size of the general and administrative staff is appropriate for fiscal 1999, and expects near term quarterly general and administrative expenditures to remain relatively consistent with the level incurred during the fourth quarter of fiscal 1998, exclusive of approximately $300,000 of non-recurring charges incurred during that quarter. During the fourth quarter of fiscal 1998, the Company's general and administrative expenses totaled approximately $798,000.

INTEREST INCOME. Interest income increased $122,000 from $722,000 in fiscal 1997 to $844,000 in fiscal 1998. This increase in interest income primarily relates to the timing of the Company's Initial Public Offering ("IPO"), which closed during November and December 1996 (see "LIQUIDITY AND CAPITAL RESOURCES below"). As the IPO occurred approximately four months after the start of fiscal 1997, the Company earned approximately eight months' interest income on the remaining net proceeds from the IPO during fiscal 1997, as compared to a full year's interest income earned on the remaining net proceeds from the IPO during fiscal 1998. The Company anticipates near term quarterly interest income to decrease from the level earned during fiscal 1998 in connection with an anticipated decrease in cash, cash equivalents and short-term investments associated with the Company's expected net losses in at least the near term quarters.

INCOME TAXES. As of June 30, 1998, the Company had approximately $14,000,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards begin to expire in 2009. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. As of June 30, 1998, the effect of such limitations, if imposed, is not expected to be material.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. As of June 30, 1998, the Company had deferred tax assets of approximately $6,100,000 relating primarily to net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance.


FISCAL 1997 VERSUS FISCAL 1996

TOTAL REVENUES.

The Company recognized revenues of $7,779,000 for the year ended June 30, 1997 compared to revenues of $1,607,000 for the year ended June 30, 1996. Revenues increased from fiscal 1996 to fiscal 1997 as the Company entered into an increasing number of license agreements providing customers with the right to use the Company's products and services, and as the Company recognized royalties and recurring license fees derived from customers which licensed the Company's products in previous periods. The Company's largest customer, Netscape Communications Corporation ("Netscape"), was a 4% stockholder as of June 30, 1997 and accounted for 16% and 31% of total revenues, respectively, for the years ended June 30, 1997 and 1996. In addition, two other customers each accounted for 15% of revenues for the year ended June 30, 1997.

PRODUCT REVENUES. Product revenues totaled $7,428,000 and accounted for 95% of total revenues for the year ended June 30, 1997 compared to $1,494,000, which accounted for 93% of total revenues, for the year ended June 30, 1996. These dollar increases in product revenues were primarily due to the increased volume of licenses of the Company's products to new customers, and an increase in the amount of royalties and recurring license fees recognized from customers which licensed the Company's products in previous periods. In fiscal 1997, product revenues consisted of $5,432,000 in initial license fees (73% of product revenues) and $1,996,000 in royalties and recurring license fees (27% of product revenues). Included in product revenues for the year ended June 30, 1997 is $480,000 in fees earned by Voxware for product development efforts. For the year ended June 30, 1996, product revenues included $1,256,000 in initial license fees (84% of product revenues) and $238,000 (16% of product revenues) in royalties and recurring license fees which were derived from one customer, Netscape.

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

  Service revenues were primarily attributable to customer support and fees for engineering. During the year ended June 30, 1997, the Company recognized $351,000 in service revenues (5% of total revenues), compared to service revenues of $113,000 (7% of total revenues) for the year ended June 30, 1996. The increase in service revenues for the year ended June 30, 1997 compared to service revenues for the year ended June 30, 1996 was primarily attributable to an increase in the number of contracts entered into, the majority of which provide for service revenues which are recognized over the term of the respective contract.


GROSS PROFIT

COST OF PRODUCT REVENUES. Cost of product revenues consisted primarily of costs of licensed technology, product media and duplication, manuals and packaging materials related to licenses of the Company's products to new customers. Cost of product revenues totaled $208,000 or 3% of product revenues for the year ended June 30, 1997 compared to $17,000 or 1% of product revenues for the year ended June 30, 1996. The increase in cost of product revenues for the year ended June 30, 1997 compared to the year ended June 30, 1996 was directly attributable to the increase in product revenues recognized during those periods.

COST OF SERVICE REVENUES. Cost of service revenues consisted primarily of the expenses associated with the staffing of a customer support group and engineering services, which consisted primarily of providing employee compensation and equipment depreciation. Cost of service revenues totaled $164,000 or 47% of service revenues for the year ended June 30, 1997 compared to $28,000 or 25% of product revenues for the year ended June 30, 1996. The absolute dollar increase in cost of services for the year ended June 30, 1997 compared to cost of services for the year ended June 30, 1996 was directly attributable to the increase in service revenues from fiscal 1996 to fiscal 1997.

OPERATING EXPENSES. Operating expenses increased $10,612,000 from $4,561,000 in fiscal 1996 to $15,173,000 in fiscal 1997, reflecting significant increases in costs associated with the development of infrastructure, rapid growth and increased efforts to commercialize the Company's products and services.

RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses increased $5,348,000 from $2,497,000 in fiscal 1996 to $7,845,000 in fiscal
1997. This increase in research and development expenses was primarily due to increasing the research and development staff from 33 at June 30, 1996 to 49 at June 30, 1997, increases in external consulting costs and costs associated with developing and enhancing the functionality of the Company's family of products.

SALES AND MARKETING. Sales and marketing expenses consist primarily of employee compensation (including direct sales commissions), travel expenses, trade shows and costs of promotional materials. Sales and marketing expenses increased $3,040,000 from $1,084,000 in fiscal 1996 to $4,124,000 in fiscal 1997. This increase in sales and marketing expenses was primarily due to the expansion of the Company's sales force and marketing staff from 8 at June 30, 1996 to 24 at June 30, 1997, and increased expenses associated with the promotion and marketing of the Company's products and services.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $2,224,000 from $980,000 in fiscal 1996 to $3,204,000 in fiscal 1997. This increase in general and administrative expenses was primarily due to increasing the administrative staff from 13 at June 30, 1996 to 18 at June 30, 1997, and increased expenses related to insurance, rent, office expenses and professional services.

INTEREST INCOME. Interest income increased $590,000 from $132,000 in fiscal 1996 to $722,000 in fiscal 1997. This increase in interest income from primarily reflects interest earned on the net proceeds from the Company's initial public offering closed during November and December 1996 (see "LIQUIDITY AND CAPITAL RESOURCES" below).


LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1998, the Company had $13,537,000 in cash, cash equivalents and short-term investments, comprised of $9,149,000 in cash and cash equivalents and $4,388,000 in short-term investments. The Company's cash and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, the Company has primarily financed its operations through the sale of equity securities.

  Cash of $3,274,000, $6,564,000 and $4,218,000 was used to fund operations for the years ended June 30, 1996, 1997 and 1998, respectively. Cash used in investing activities was $586,000 and $6,021,000 for the years ended June 30, 1996 and 1997, respectively, and was related to equipment purchases in fiscal 1996. In fiscal 1997, cash used in investing activities was related to equipment purchases and the purchase of short-term investments. In fiscal 1998, cash provided by investing activities totaled $1,393,000 due to the liquidation of short-term investments, offset by equipment purchases.

  For the years ended June 30, 1996, 1997 and 1998, cash provided by financing activities totaled $6,174,000, $19,375,000 and $1,347,000, respectively. In fiscal 1996, $5,932,000 of cash provided by financing activities was attributable to the issuance of Series A Preferred Stock and $242,000 related to exercises of common stock warrants and options. All Series A Preferred Stock converted into Common Stock upon the closing of the Company's initial public offering, which was consummated in October and November 1996. In fiscal 1997, $19,375,000 of cash was provided by financing activities, reflecting $18,517,000 in net proceeds from the initial public offering, $763,000 in proceeds from the exercise of common stock warrants and options and $95,000 from the issuance of common stock pursuant to the Employee Stock Purchase Plan. In fiscal 1998, $1,347,000 of cash was provided by financing activities, reflecting $1,158,000 in proceeds from the exercise of common stock options and $189,000 from the issuance of common stock pursuant to the Employee Stock Purchase Plan.

  The Company has a $2,000,000 revolving line of credit with Silicon Valley Bank, as amended (the "Credit Facility"). In addition to the revolving line of credit, the Credit Facility contains a separate lease line component in the amount of $1,500,000 for the purpose of providing a facility for the financing of the lease stream of payments that the Company owes to an equipment lessor. Borrowings under the Credit Facility will bear interest at the bank's prime lending rate. The Credit Facility contains certain restrictive financial covenants including a minimum quick ratio, a minimum tangible net worth requirement and a maximum debt to tangible net worth ratio, as defined in the agreement. The Credit Facility requires payment of all outstanding principal, if any, plus all accrued interest on March 30, 1999. In connection with the lease of the Company's office facility, the Company has outstanding a $300,000 standby letter of credit at June 30, 1998 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that the Company defaults on the lease. As this letter of credit was established under the terms of the Credit Facility, the Company has $1,700,000 available for borrowing under the Credit Facility. As of and for the years ended June 30, 1998 and 1997 there were no amounts outstanding under the Credit Facility.

  In November 1996 and December 1996, the Company closed on an initial public offering of Common Stock ("IPO"). The Company offered and sold 2,823,237 shares of Common Stock at an IPO price of $7.50 per share. The net proceeds to the Company from the IPO after payment of offering expenses were approximately $18,517,000.

  The Company has no material commitments other than those under normal building and equipment operating leases. At June 30, 1998, the Company's working capital totaled approximately $13,743,000. The Company believes that its current cash, cash equivalents and short-term investments balances will be sufficient to fund its working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of, or investments in businesses, products and technologies at least through June 30, 1999.


Year 2000 Compliance

  The efficient operation of the Company's business is dependent in part on computer software programs and operating systems which it uses internally (collectively, the "Internal Programs and Systems"). The Company has been evaluating its Internal Programs and Systems to identify potential Year 2000 compliance problems, and has primarily conducted these evaluations and assessments using the Company's information technology personnel. These actions are necessary to ensure that the Internal Programs and Systems will be Year 2000 compliant. It is anticipated that modification or replacement of some of the Internal Programs and Systems may be necessary to make such Programs and Systems Year 2000 compliant. The Company is also communicating with its suppliers and others to coordinate Year 2000 conversion. To date, costs incurred in evaluating its Internal Programs and Systems have not been material, and anticipated costs necessary to complete such evaluations, modifications and/or replacements are not expected to be material. Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through a combination of modification of some existing Internal Programs and Systems and the replacement of other Internal Programs and Systems with new programs and systems that are already Year 2000 compliant. However, there can be no assurance that these efforts will be successful.

  With respect to software programs which the Company licenses externally to customers (collectively, the "External Programs"), these programs are primarily not date-dependent and, as such, the Company does not expect significant, if any, Year 2000 problems related to its External Programs. Costs incurred to date to evaluate and identify potential Year 2000 compliance problems contained in the Company's Internal Programs and Systems and External Programs have not been material, and the Company expects that future expenses and capital expenditures associated with achieving Year 2000 compliance will not have a material effect on its financial results in fiscal 1999 and fiscal 2000.

Recent Accounting Pronouncements

  See Note 1 in "Notes to Financial Statements" for recent accounting pronouncements.


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

  2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of the Company for each of the years ended June 30, 1996, 1997 and 1998 is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of the Company.

                                 VOXWARE, INC.
                 Schedule II--Valuation and Qualifying Accounts
                        Allowance for Doubtful Accounts
                    Years Ended June 30, 1996, 1997 and 1998
                                 (in thousands)


                                           Balance at         Charged to
                                          Beginning of         Costs and                          Balance at
                                             Period            Expenses            Deductions    End of Period
                                     ---------------------------------------------------------------------------


Year ended June 30, 1996                  $   --                $   25            $    --            $   25
                                          ======                ======            =======            ======


Year ended June 30,  1997                 $   25                $  467            $    92            $  400
                                          ======                ======            =======            ======


Year ended June 30, 1998                  $  400                $  795            $   688            $  507
                                          ======                ======            =======            ======



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


Exhibit No.    Description
-----------    -----------
3.1            Certificate of Incorporation, as amended.**(1)
3.2            Bylaws.**(1)
10.1           Voxware, Inc. 1994 Stock Option Plan.**(1)
10.2           Form of Voxware, Inc. Stock Option Agreement.**(1)
10.3           Form of Indemnification Agreement.**(1)
10.7           Employment Agreement dated February 28, 1994, with J.
               Gerard Aguilar.**(1)
10.9           Technology Transfer Agreement Effective May 19, 1995,
               between Suat Yeldener Ph.D. and Voxware, Inc.**(1)+
10.11          License Agreement, dated June 28, 1996 with America Online,
               Inc.**(1)+
10.14          License Agreement, dated March 29, 1996 with VDOnet Corporation
               Ltd.**(1)+
10.15          License Agreement, dated June 28, 1996 with Vienna Systems
               Corporation.**(1)+
10.16          Lease, dated April 10, 1996, between College Road Associates,
               Limited Partnership and the Company.**(1)
10.19          License Agreement, dated September 13, 1996 with Lucent
               Technologies Inc.**(1)+
10.20          1996 Employee Stock Purchase Plan.**(1)
10.21          License Agreement, dated September 27, 1996 with Disney
               Online.**(1)+

10.22          Loan Agreement dated October 31, 1996 between Silicon Valley and the Company.**(2)
10.23          Loan Modification Agreement dated May 5,1997 between Silicon
               Valley Bank and the Company.**(3)
10.24          Agreement dated March 31, 1997 by and between the Company and
               Microsoft regarding the license of the Company's RT24 Codec.**+(4)
10.25          Letter Agreement dated April 17, 1997 by and between the Company and Microsoft clarifying Microsoft's rights under the RT24 Codec license.**+(4) Agreement dated March 31, 1997 by and between the Company and
               Microsoft regarding the license of the Company's MetaSound Codec.**+(4)
10.27          Employment Agreement dated August 13, 1998, with Bathsheba J.
               Malsheen.*
10.28          Employment Agreement dated August 13, 1998, with Nicholas
               Narlis.*
16.1           Letter from Ernst & Young LLP respecting change in certifying accountant.**(1)
23.1           Consent of Arthur Andersen LLP.*
27.1           Financial Data Schedule.*
99             Important Factors Regarding Forward-Looking Statements.*

___________
*   Filed herewith.
**  Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:
    (1) Filed in connection with Registration Statement on Form S-1 (File Number 33-
        08393).
    (2) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996.
    (3) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997.
    (4) Filed in connection with the Amendment to the Company's quarterly report on Form
        10-Q/A for the quarter ended March 31, 1997.
+ Confidential treatment has been granted for portions of such document.

   (b)      Reports on Form 8-K:

        No Current Report on Form 8-K was filed by the Company in the fourth quarter ended June 30, 1998.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VOXWARE, INC.


                              By: /s/ Bathsheba J. Malsheen
                                  -------------------------
                              President and Chief Executive Officer


                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of BATHSHEBA J. MALSHEEN and NICHOLAS NARLIS, or either of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Bathsheba J. Malsheen    President and Chief Executive    September 25, 1998
-------------------------    Officer and Director (principal
    Bathsheba J. Malsheen    executive officer)


/s/ Nicholas Narlis          Vice President,                  September 25, 1998
-------------------          Chief Financial Officer,
    Nicholas Narlis          Secretary and Treasurer (principal
                             financial officer and principal
                             accounting officer)


/s/ J. Gerard Aguilar        Director                         September 25, 1998
---------------------
J. Gerard Aguilar


/s/ Andrew I. Fillat         Director                         September 25, 1998
-----------------------
    Andrew I. Fillat


/s/ David Levi               Director                         September 25, 1998
-----------------------
    David Levi


/s/ Eli Porat                Director                         September 25, 1998
-----------------------
    Eli Porat

                                 VOXWARE, INC.

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants............................................................... F-2
Balance Sheets......................................................................................... F-3
Statements of Operations............................................................................... F-4
Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)................ F-5
Statements of Cash Flows............................................................................... F-6
Notes to Financial Statements.......................................................................... F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Voxware, Inc.:

  We have audited the accompanying balance sheets of Voxware, Inc. (a Delaware corporation) as of June 30, 1998 and 1997 and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voxware, Inc. as of June 30, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14 (a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP


Princeton, New Jersey
August 5, 1998

                                 VOXWARE, INC.

                                BALANCE SHEETS

                                                                             JUNE 30,
                                                                     -------------------------
                                                                        1997           1998
                                                                     ----------     ----------
                                                                       (IN THOUSANDS, EXCEPT
                                                                     SHARE AND PER SHARE DATA)
                                 ASSETS
Current assets:
  Cash and cash equivalents......................................... $  10,627      $   9,149
  Short-term investments............................................     5,842          4,388
  Accounts receivable, net..........................................     2,822          1,254
  Prepaid expenses and other current assets.........................       309            268
                                                                     ----------     ----------
      Total current assets..........................................    19,600         15,059
Property and equipment, net.........................................       566            407
Other assets, net...................................................        55             91
                                                                     ----------     ----------
                                                                     $  20,221      $  15,557
                                                                     ==========     ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............................. $   2,312      $   1,097
  Deferred revenues.................................................       477            219
                                                                     ----------     ----------
      Total current liabilities.....................................     2,789          1,316
                                                                     ----------     ----------
Deferred rent.......................................................       241            328
                                                                     ----------     ----------

Commitments and contingencies (Note 9)

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized;
    none issued and outstanding.....................................        --             --
  Common stock, $.001 par value, 30,000,000 shares authorized;
    12,497,258 and 13,292,524 shares issued and outstanding at
    June 30, 1997 and 1998, respectively............................        13             13
  Additional paid-in capital........................................    28,488         29,915
  Unrealized gain (loss) on available-for-sale securities...........        (2)             2
  Accumulated deficit...............................................   (11,308)       (16,017)
                                                                     ----------     ----------
      Total stockholders' equity....................................    17,191         13,913
                                                                     ----------     ----------
                                                                     $  20,221      $  15,557
                                                                     ==========     ==========


        The accompanying notes are an integral part of these statements.

                                 VOXWARE, INC.

                           STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED JUNE 30,
                                                           --------------------------------------
                                                             1996           1997           1998
                                                           --------       --------       --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Product revenues:
    License fees.......................................... $ 1,256        $ 5,432        $ 2,935
    Royalties and recurring revenues......................     238          1,996          1,918
                                                           --------       --------       --------
      Total product revenues..............................   1,494          7,428          4,853
  Service revenues........................................     113            351          1,029
                                                           --------       --------       --------
      Total revenues......................................   1,607          7,779          5,882
                                                           --------       --------       --------
Cost of revenues:
  Cost of product revenues................................      17            208            112
  Cost of service revenues................................      28            164            441
                                                           --------       --------       --------
      Total cost of revenues..............................      45            372            553
                                                           --------       --------       --------
        Gross profit......................................   1,562          7,407          5,329
                                                           --------       --------       --------
Operating expenses:
  Research and development................................   2,497          7,845          4,677
  Sales and marketing.....................................   1,084          4,124          3,738
  General and administrative..............................     980          3,204          2,467
                                                           --------       --------       --------
      Total operating expenses............................   4,561         15,173         10,882
                                                           --------       --------       --------
      Operating loss......................................  (2,999)        (7,766)        (5,553)
Interest income...........................................     132            722            844
                                                           --------       --------       --------
Net loss..................................................  (2,867)        (7,044)        (4,709)
Accretion of preferred stock to redemption value..........      (7)            (5)            --
                                                           --------       --------       --------
Net loss applicable to common stockholders................ $(2,874)       $(7,049)       $(4,709)
                                                           ========       ========       ========
Basic net loss per common share........................... $ (0.50)       $ (0.69)       $ (0.37)
                                                           ========       ========       ========
Weighted average number of common shares outstanding......   5,784         10,242         12,890
                                                           ========       ========       ========

        The accompanying notes are an integral part of these statements.

                                 VOXWARE, INC.

             STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        STOCKHOLDERS' EQUITY (DEFICIT)
                                            ---------------------------------------------------------------------------------------

                                            REDEEMABLE                                       UNREALIZED GAIN
                                             SERIES A                                          (LOSS) ON
                                            CONVERTIBLE       COMMON STOCK      ADDITIONAL      AVAILABLE
                                             PREFERRED    -------------------     PAID-IN        FOR-SALE      ACCUMULATED
                                               STOCK        SHARES     AMOUNT     CAPITAL       SECURITIES       DEFICIT     TOTAL
                                            -----------   ----------   ------   ----------   ---------------   -----------  -------
                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, June 30, 1995..................... $        --    5,772,496   $    6   $    2,935     $      --       $   (1,385)  $ 1,556
  Sale of Redeemable Series A
    Convertible Preferred Stock............       5,931           --       --           --            --               --        --
  Exercise of common stock
    warrants...............................          --      115,000       --          172            --               --       172
  Exercise of common stock
    options................................          --       60,000       --           70            --               --        70
  Accretion of redemption
    premium on Redeemable
    Series A Convertible
    Preferred Stock........................           7           --       --           --            --               (7)       (7)

  Net loss.................................          --           --       --           --            --           (2,867)   (2,867)
                                            -----------   ----------   ------   ----------   ---------------   ----------   -------
Balance, June 30, 1996.....................       5,938    5,947,496        6        3,177            --           (4,259)   (1,076)

  Exercise of common stock
    warrants...............................          --      696,250        1          760            --               --       761
  Accretion of redemption
    premium on Redeemable
    Series A Convertible
    Preferred Stock........................           5           --       --           --            --               (5)       (5)

  Mandatory conversion of
    Redeemable Series A Convertible
    Preferred Stock........................      (5,943)   3,000,000        3        5,940            --               --     5,943
  Issuance of common stock upon
    Initial Public Offering, net of
    offering costs of $1,175...............          --    2,823,237        3       18,514            --               --    18,517
  Exercise of common stock
    options................................          --        5,000       --            2            --               --         2
  Issuance of common stock pursuant to
    Employee Stock Purchase Plan...........          --       25,275       --           95            --               --        95
  Unrealized loss on available-for-sale
    securities.............................          --           --       --           --            (2)              --        (2)

  Net loss.................................          --           --       --           --            --           (7,044)   (7,044)
                                            -----------   ----------   ------   ----------   ---------------   -----------  -------
Balance, June 30, 1997.....................          --   12,497,258       13       28,488            (2)         (11,308)   17,191
  Exercise of common stock
    options................................          --      701,746       --        1,158            --               --     1,158
  Issuance of common stock pursuant to
    Employee Stock Purchase Plan...........          --       74,109       --          189            --               --       189
  Unrealized gain on available-for-sale
    securities.............................          --           --       --           --             4               --         4
  Issuance of common stock to pay
    non-employee directors annual retainer.          --       19,411       --           80            --               --        80
  Net loss.................................          --           --       --           --            --           (4,709)   (4,709)
                                            -----------   ----------   ------   ----------   ---------------   -----------  -------
Balance, June 30, 1998..................... $        --   13,292,524   $   13   $   29,915     $       2       $  (16,017)  $13,913
                                            ===========   ==========   ======   ==========   ===============   ===========  =======

        The accompanying notes are an integral part of these statements.

                                 VOXWARE, INC.

                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                       Year Ended June 30,
                                                                                        --------------------------------------------

                                                                                           1996             1997             1998
                                                                                        ----------       ----------       ----------

Operating activities:
   Net loss                                                                             $  (2,867)       $  (7,044)       $  (4,709)

   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                            104              222              224
     Provision for doubtful accounts                                                           25              467              795
     Non-cash directors' compensation                                                        --               --                 80
     Changes in assets and liabilities:
           Accounts receivable                                                               (495)          (2,819)             773
           Prepaid expenses and other current assets                                          (49)            (255)              41
           Other assets                                                                      (355)             309              (36)
           Accounts payable and accrued expenses                                              254            1,947           (1,215)
           Deferred revenues                                                                  109              368             (258)
           Deferred rent                                                                       --              241               87
                                                                                        ----------       ----------       ----------

                Net cash used in operating activities                                      (3,274)          (6,564)          (4,218)

                                                                                        ----------       ----------       ----------


Investing activities:
   Purchases of short-term investments                                                       --           (105,325)         (65,506)
   Maturities and sales of short-term investments                                            --             99,481           66,964
   Purchases of property and equipment                                                       (586)            (177)             (65)

                                                                                        ----------       ----------       ----------

                Net cash provided by (used in) investing activities                          (586)          (6,021)           1,393
                                                                                        ----------       ----------       ----------


Financing activities:
   Proceeds from issuance of common stock, net                                               --             18,517             --
   Proceeds from exercise of common stock warrants                                            172              761             --
   Proceeds from exercise of common stock options                                              70                2            1,158
   Proceeds from sale of Redeemable Series A
           Convertible Preferred Stock                                                      5,932             --               --
   Issuance of common stock pursuant to Employee Stock Purchase Plan                         --                 95              189
                                                                                        ----------       ----------       ----------

                Net cash provided by financing activities                                   6,174           19,375            1,347
                                                                                        ----------       ----------       ----------


Increase (decrease) in cash and cash equivalents                                            2,314            6,790           (1,478)

Cash and cash equivalents, beginning of period                                              1,523            3,837           10,627
                                                                                        ----------       ----------       ----------

Cash and cash equivalents, end of period                                                    3,837           10,627            9,149
Short-term investments, end of period                                                        --              5,842            4,388
                                                                                        ----------       ----------       ----------

Cash and short-term investments, end of period                                          $   3,837        $  16,469        $  13,537
                                                                                        ==========       ==========       ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
           Conversion of Redeemable Series A Convertible Preferred Stock
                to common stock                                                         $    --          $   5,943        $    --
           Accretion of redemption premium on Redeemable Series A
                Convertible Preferred Stock                                             $       7        $       5        $    --
           Cashless exercise of 378 warrants, converted at a rate of
                one-half share of common stock per warrant (converted to
                189 shares of common stock) in December 1996                            $    --          $    --          $    --
           Unrealized gain (loss) on short-term investments                             $    --          $      (2)       $       4
                                                                                        ==========       ==========       ==========


       The accompanying notes are an integral part of these statements.

                                 VOXWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  The Company

     Voxware, Inc. (the "Company") develops, markets, licenses and supports digital speech and audio technologies, solutions and applications. The Company licenses its products to software and hardware companies for a wide range of applications and services including consumer devices, multimedia applications, wireless communications, and Internet Protocol (IP) telephony.

     The market for the Company's products is characterized by rapidly changing technology and evolving industry standards. The introduction of products incorporating new technology and the emergence of new industry standards could render the Company's products obsolete and unmarketable and could exert price pressures on existing products. The Company's ability to anticipate changes in technology and industry standards and successfully develop and introduce new and enhanced products, in each case on a timely basis, will be a critical factor in the Company's ability to grow and to be competitive. The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Since its inception, the Company has incurred significant losses and, as of June 30, 1998, the Company had an accumulated deficit of $16,017,000. In addition, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by the Company's licensees that incorporate the Company's products, the rate of new licensing activity, as well as the termination of existing license agreements, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, the degree of success of the Company's efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by the Company or its licensees, the level of usage of the Internet, and general economic conditions. The Company believes that its capital resources are adequate to fund the Company's operations for the year ending June 30, 1999.


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

                                 VOXWARE, INC.

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


     NET LOSS PER SHARE

     The Company has presented net loss per common share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

     Basic loss per common share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted loss per common share has not been presented, since the impact on loss per share using the treasury stock method is anti-dilutive due to the Company's losses.


     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents consist of investments in highly liquid short-term instruments, with maturities of 90 days or less from the date of purchase. Short-term investments consist primarily of high-grade United States Government-backed securities and corporate obligations with maturities between 90 and 365
days from the date of purchase.   The Company's entire short-term investment
portfolio is classified as available-for-sale and is stated at fair value as determined by quoted market values. Changes in the net unrealized holding gains and losses are included as a separate component of stockholders' equity.

                                 VOXWARE, INC.

     The following table details the Company's investments as of June 30, 1997 and 1998:

                                                                     JUNE 30, 1997
                                                                     -------------
                                                                 GROSS          GROSS
                                                                 -----          -----
                                                 AMORTIZED     UNREALIZED     UNREALIZED
                                                 ---------     ----------     ----------
                                                   COST          GAINS          LOSSES       FAIR VALUE
                                                   ----          -----          ------       ----------
                                                                    (IN THOUSANDS)
        U.S. Government Agencies                 $   1,000     $    --        $     (1)      $      999
        Corporate obligations                       13,980          --              (1)          13,979
                                                 ---------     -------        --------       ----------
                                                 $  14,980     $    --        $     (2)      $   14,978
                                                 =========     =======        ========       ==========

        Included in cash and cash equivalents    $   9,136     $    --        $     --       $    9,136
        Included in short-term investments           5,844          --              (2)           5,842
                                                 ---------     -------        --------       ----------
                                                 $  14,980     $    --        $     (2)      $   14,978
                                                 =========     =======        ========       ==========

                                                                     JUNE 30, 1998
                                                                     -------------
                                                                 GROSS          GROSS
                                                                 -----          -----
                                                 AMORTIZED     UNREALIZED     UNREALIZED
                                                 ---------     ----------     ----------
                                                   COST          GAINS          LOSSES       FAIR VALUE
                                                   ----          -----          ------       ----------
                                                                    (IN THOUSANDS)
        U.S. Government Agencies                 $      35     $    --        $     --       $       35
        Corporate obligations                       12,852           3              (1)          12,854
                                                 ---------     -------        --------       ----------
                                                 $  12,887     $     3        $     (1)      $   12,889
                                                 =========     =======        ========       ==========

        Included in cash and cash equivalents    $   8,501     $    --        $     --       $    8,501
        Included in short-term investments           4,386           3              (1)           4,388
                                                 ---------     -------        --------       ----------
                                                 $  12,887     $     3        $     (1)      $   12,889
                                                 =========     =======        ========       ==========

     The Company has not experienced any significant realized gains or losses on its investments during the years ended June 30, 1997 and 1998. For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. As of June 30, 1997 and 1998, all short-term investments were due within one year.


  ACCOUNTS RECEIVABLE

     Accounts receivable as of June 30, 1997 and 1998 consisted of the following:

                                                                  JUNE 30,
                                                              -----------------
                                                               1997       1998
                                                              ------     ------
                                                               (IN THOUSANDS)
        Accounts receivable - billed......................... $1,629     $1,383
        Accounts receivable - unbilled.......................  1,593        378
                                                              ------     ------
                                                               3,222      1,761
        Less--allowance for doubtful accounts................   (400)      (507)
                                                              ------     ------
                                                              $2,822     $1,254
                                                              ======     ======

     Accounts receivable - unbilled relates to revenues recognized, but which were not billed as of the end of the reporting period in accordance with payment schedules pursuant to contractual agreements with customers.

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


     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and trade receivables. The Company invests its excess cash in highly liquid investments (short-term bank deposits). The Company's customer base principally comprises companies within the computer software, hardware and telecommunications industries. The Company does not typically require collateral from its customers.


     MAJOR CUSTOMERS

     The Company's largest customer accounted for 21%, 16% and 31% of revenues, respectively, for the years ended June 30, 1998, 1997 and 1996. Another customer accounted for 15% of revenues for each of the years ended June 30, 1998 and 1997. Another customer accounted for 15% of revenues for the year ended June 30, 1997.


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


     STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Effective July 1, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 permits entities to provide pro forma disclosures of net income (loss) and net income (loss) per share for employee stock option grants made in fiscal year 1996 and future years as if the fair value based method of accounting defined by this standard had been applied (see Note 4).


     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS 130 will not have a material effect on the Company's financial statements.

                                 VOXWARE, INC.

     In June 1997, the FASB issued SFAS No, 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.


     RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the current year presentation.


2.  PROPERTY AND EQUIPMENT:

                                                           JUNE 30,
                                                      -----------------
                                                       1997       1998
                                                      ------     ------
                                                       (IN THOUSANDS)
        Equipment.................................... $  457     $  504
        Leasehold improvements.......................     50         56
        Furniture and fixtures.......................    406        418
                                                      ------     ------
                                                         913        978
        Less--Accumulated depreciation...............   (347)      (571)
                                                      ------     ------
                                                      $  566     $  407
                                                      ======     ======

     Depreciation expense was approximately $104,000, $222,000 and $224,000 for the years ended June 30, 1996, 1997 and 1998, respectively.


3.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                           JUNE 30,
                                                      -----------------
                                                       1997       1998
                                                      ------     ------
                                                       (IN THOUSANDS)
        Accounts payable............................. $  293     $  376
        Accrued compensation and benefits............    711        370
        Accrued professional fees....................    553        154
        Accrued software costs.......................    240         47
        Other accrued expenses.......................    515        150
                                                      ------     ------
                                                      $2,312     $1,097
                                                      ======     ======


4.  STOCKHOLDERS' EQUITY:

  Stock Option Plans

     Pursuant to the 1994 Stock Option Plan, as amended (the "Plan"), the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. An aggregate of 3,200,000 shares of common stock have been reserved for issuance under the Plan (during fiscal 1998, the Company's stockholders approved an amendment to increase the number of shares of common stock reserved for issuance under the Plan from 2,350,000 shares to 3,200,000 shares). The exercise price for incentive stock options may not be less than 100% (110% for holders of 10% or more of the combined voting power of all classes of stock of the Company) of the fair value of the shares on the date of grant and at least par value for nonqualified stock options. The period during which an option may be exercised is fixed by the Board of Directors up to a maximum of ten years (five years in case of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company) and options typically vest over a four-year period.

     The Company has granted 70,000 options at prices ranging from $1.00 to $2.00 outside of the 1994 Stock Option Plan ("Outside Options").

                                 VOXWARE, INC.

     Additionally, pursuant to the 1998 Stock Option Plan for Outside Directors (the "Outside Directors Plan") which was approved by the Company's stockholders in January 1998, the Company has granted a total of 90,000 options at an exercise price of $3.75 per share. Pursuant to the Outside Directors Plan, each non-employee director of the Company shall receive an option to purchase 30,000 shares of the Company's common stock (the "Initial Option") on the date of his or her election or appointment to the Board of Directors at an exercise price equal to the Company's stock price at the end of the day of his or her election or appointment to the Board of Directors (the "Initial Grant Date"). In addition, on the date of his or her re-election to the Board of Directors, if he or she is still a non-employee director on such date and has met certain other requirements defined in the Outside Directors Plan, he or she shall receive an option to purchase 10,000 shares of the Company's common stock (the "Additional Option") on the date of his or her election or appointment to the Board of Directors at an exercise price equal to the Company's stock price at the end of the day of his or her re-election or appointment to the Board of Directors (the "Additional Grant Date"). All options granted under the Outside Directors Plan shall be exercisable as to one-twelfth of the shares issued under each option on the last day of each of the 12 three-month periods immediately following the applicable grant date.

Information relative to the 1994 Stock Option Plan, the Outside Options and the Outside Directors Plan is as follows:

                                                                        PRICE           AGGREGATE
                                                      SHARES          PER SHARE          PROCEEDS
                                                    ----------      -------------      -----------
        Outstanding at June 30, 1995...............    961,500      $0.50--$ 3.00      $ 1,403,250
           Granted.................................    421,150      $1.50--$ 7.88        1,865,300
           Exercised...............................    (60,000)     $0.50--$ 1.50          (70,000)
           Canceled................................    (61,500)     $1.50--$ 2.40          (92,475)
                                                    ----------      -------------      -----------
        Outstanding at June 30, 1996...............  1,261,150      $ 0.50--$7.88        3,106,075
           Granted.................................    652,450      $ 3.63--$7.88        3,724,486
           Exercised...............................     (5,000)         $0.50               (2,500)
           Canceled................................   (180,937)     $1.50--$ 7.88       (1,107,613)
                                                    ----------      -------------      -----------
        Outstanding at June 30, 1997...............  1,727,663      $ 0.50--$7.88        5,720,448
           Granted.................................    845,650      $ 2.00--$5.69        3,164,213
           Exercised...............................   (701,871)     $ 0.50--$6.00       (1,157,720)
           Canceled................................   (461,767)     $1.00--$ 7.88       (1,945,115)
                                                    ----------      -------------      -----------
        Outstanding at June 30, 1998...............  1,409,675      $ 0.50--$7.88      $ 5,781,826
                                                    ==========      =============      ===========

     As of June 30, 1998, there were 318,117 options exercisable at an aggregate exercise price of $1,194,903. As of June 30, 1998, there were 1,158,454 additional options to purchase common stock available for grant under the 1994 Stock Option Plan. As of June 30, 1997, there were 808,327 options exercisable at an aggregate exercise price of $1,334,081.

                                 VOXWARE, INC.

     The Company adopted the disclosure requirements of SFAS No. 123 effective for the Company's June 30, 1997 financial statements. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation. Accordingly, compensation cost has been computed based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Company's stock. As the exercise price of the stock options equaled the fair value of the Company's stock at the date of option issuance, no compensation cost has been recorded in the accompanying statements of operations. Had compensation been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following pro forma amounts:

                                                                    YEAR ENDED JUNE 30,
                                                                    -------------------
                                                             1996         1997         1998
                                                             ----         ----         ----
                                                           (IN THOUSANDS EXCEPT, PER SHARE DATA)
        Net loss:            As reported...............    $(2,867)     $(7,044)     $(4,709)
                             Pro forma.................    $(2,927)     $(7,663)     $(5,477)

        Net loss per share:  As reported...............    $ (0.50)     $ (0.69)     $ (0.37)
                             Pro forma.................    $ (0.51)     $ (0.75)     $ (0.42)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 1996, 1997 and 1998: risk-free interest rates ranging from 5.7% to 7.1% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 8 years for the options; and expected volatility of 75%.

     Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to the fiscal year ended June 30, 1996, the resulting pro forma compensation cost may not be representative of that expected in future years. The weighted average fair value of options granted was $3.47, $4.48 and $2.93 for the fiscal years ended June 30, 1996, 1997 and 1998, respectively.

     Information with respect to options outstanding at June 30, 1998 is as follows:

                                                                      Weighted
                                                                       Average
                                             Weighted Average         Remaining            Number of
Exercise Price Per Share        Shares        Exercise Price       Contractual Life      Vested Shares
------------------------------------------------------------------------------------------------------
$0.50--$1.50                     91,500            $1.35                 6.6                 83,500
$2.00--$3.00                    268,275            $2.36                 9.0                 72,438
$3.06--$4.56                    772,900            $3.98                 9.2                 78,298
$4.63--$7.88                    277,000            $6.92                 8.4                 83,881
                           ---------------------------------------------------------------------------
                              1,409,675            $4.08                 8.8                318,117
                           ===========================================================================

Annual Stock Grant Retainer to Directors

     In January 1998 the Company's Board of Directors and stockholders approved a plan which provides for the granting of shares to non-employee directors. Each calendar year each non-employee director will receive shares valued at $10,000 based on the market price of the Company's common stock, as defined in the plan. In fiscal 1998 as part of this plan, the Company also granted shares to non-employee directors who had served as directors since the Company's initial public offering in October 1996. For the year ended June 30, 1998, the Company granted a total of 19,411 shares of common stock pursuant to this plan and recorded $80,000 associated compensation expense.

                                 VOXWARE, INC.

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


Employee Stock Purchase Plan

     In December 1996 the Company adopted an Employee Stock Purchase Plan under
Section 423 of the Internal Revenue Code and reserved 200,000 shares of common stock for issuance under the plan. Under this plan, employees are entitled to purchase shares at 85% of the fair market value. During the year ended June 30, 1998, the Company issued 74,109 shares of common stock at an average purchase price of $2.55 per share pursuant to the Employee Stock Purchase Plan. During the year ended June 30, 1997, the Company issued 25,275 shares of common stock at a purchase price of $3.77 per share pursuant to the Employee Stock Purchase Plan.


5.  REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK:

     During fiscal 1996, the Company sold to investors 6,000,000 shares of $0.001 par value Redeemable Series A Convertible Preferred Stock ("Series A Preferred Stock") for $1.00 per share resulting in net proceeds to the Company of approximately $5,931,000. Upon consummation of the Company's Initial Public Offering of common stock in October 1996, each share of Series A Preferred Stock converted into one-half share of the Company's common stock.

                                 VOXWARE, INC.

6.  CREDIT FACILITY:

     The Company has a $2,000,000 revolving line of credit with Silicon Valley Bank, as amended (the "Credit Facility"). In addition to the revolving line of credit, the Credit Facility contains a separate lease line component in the amount of $1,500,000 for the purpose of providing a facility for the financing of the lease stream of payments that the Company owes to an equipment lessor (see Note 9). Borrowings under the Credit Facility will bear interest at the bank's prime lending rate. The Credit Facility contains certain restrictive financial covenants including a minimum quick ratio, a minimum tangible net worth requirement and a maximum debt to tangible net worth ratio, as defined in the agreement. The Credit Facility requires payment of all outstanding principal, if any, plus all accrued interest on March 30, 1999. In connection with the lease of the Company's office facility, the Company has outstanding a $300,000 standby letter of credit at June 30, 1998 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that the Company defaults on the lease. As this letter of credit was established under the terms of the Credit Facility, the Company has $1,700,000 available for borrowing under the Credit Facility. As of and for the years ended June 30, 1998 and 1997 there were no amounts outstanding under the Credit Facility.


7.  401(k) SAVINGS PLAN:

     Effective January 1997 the Company adopted a 401(k) Savings Plan (the "401(k) Plan") available to all employees. The 401(k) Plan permits participants to contribute up to 10% of their base salary to the 401(k) Plan not to exceed the limits established by the Internal Revenue Code. In addition, the Company matches 25% of employee contributions on the initial 6% contributed by employees. Employees vest immediately in all employee contributions and Company match contributions. In connection with the 401(k) Plan, the Company recorded compensation expense of approximately $27,000 and $52,000 for the years ended June 30, 1997 and 1998, respectively.


8.  INCOME TAXES:

     As of June 30, 1998, the Company had approximately $14,000,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards begin to expire in 2009. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. As of June 30, 1998, the effect of such limitations, if imposed, is not expected to be material.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and for income tax purposes. As of June 30, 1998, the Company had deferred tax assets of approximately $6,100,000 relating primarily to net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance.

                                 VOXWARE, INC.

9.  COMMITMENTS AND CONTINGENCIES:

  The Company leases its office facility and certain equipment under operating leases with remaining noncancelable lease terms generally in excess of one year. Rent expense was approximately $64,000, $756,000 and $810,000 for the years ended June 30, 1996, 1997 and 1998, respectively. Future minimum rental payments for the Company's office facility and equipment under operating leases as of June 30, 1998 are as follows:

                                           (IN THOUSANDS)
        Year Ending June 30,
           1999............................   $  771
           2000............................      391
           2001............................      391
           2002............................      387
           2003............................      351
           Thereafter......................       --
                                           --------------
                                              $2,291
                                           ==============

     In July 1998 the Company entered into a Sublease Agreement under which the Company subleased approximately 47% of the space in its Princeton, New Jersey office facility. The initial term of the Sublease Agreement will expire on May 31, 2003. The amounts expected to be received under the Sublease Agreement are not included in the above schedule.

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

     The Company has employment and severance agreements with three officers, the terms of which range from three to five years. The agreements provide for minimum salary levels, adjusted annually at the discretion of the board of directors.


10. RELATED-PARTY TRANSACTIONS:

     The Company derived approximately 31%, 16% and 21% of its revenues for the years ended June 30, 1996, 1997 and 1998, respectively, from Netscape Communications Corporation, which owned 500,000 shares of the Company's common stock as of June 30, 1996 and 1997, and none as of June 30, 1998.


11. SEGMENT INFORMATION:

     The Company conducts its business within one industry segment. For the years ended June 30, 1996, 1997 and 1998, revenues included approximately $184,000, $141,000 and $543,000, respectively, of sales to customers outside the United States.