Form 10-K405/A
period 1998-06-30
VOXWARE INC
filed 1998-10-28
CIK 933454

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                            -----------------------

                                  FORM 10-K/A

[X] Annual Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
     For the fiscal year ended    June 30, 1998
                               -------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from
                                    --------------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,115,565 as of September 30, 1998, based upon the closing sale price of the Common Stock as quoted on the Nasdaq National Market. This amount excludes an aggregate of 3,816,104 shares of Common Stock held by executive officers, directors and by each entity that owns 5% or more of the Common Stock outstanding at September 30, 1998. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares of the registrant's Common Stock outstanding as of September 30, 1998 was 13,303,524.


================================================================================

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

Market Information

  The Company's Common Stock is traded on the National Market segment of The Nasdaq Stock Market under the symbol "VOXW." The following table sets forth the high and low sale prices as quoted on The Nasdaq Stock Market.

                                                                                      HIGH          LOW
                                                                                      ----          ---
Quarter ended December 31, 1996 (beginning October 31, 1996)                          $  8.50       $ 6.375

Quarter ended March 31, 1997                                                          $ 7.625       $  2.00

Quarter ended June 30, 1997                                                           $  6.00       $  4.00

Quarter ended September 30, 1997                                                      $ 6.063       $  3.75

Quarter ended December 31, 1997                                                       $ 6.688       $ 3.188

Quarter ended March 31, 1998                                                          $  4.00       $ 2.031

Quarter ended June 30, 1998                                                           $  3.50       $  2.00

Quarter ended September 30, 1998                                                      $ 2.375       $  0.75

  As of September 30, 1998 there were approximately 173 holders of record of the Company's Common Stock. Because many of the Company's shares of Common Stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The Company has never declared or paid any cash dividends on its Common Stock. The Company does not anticipate paying any cash dividends in the foreseeable future.



                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE COMPANY

The directors of the Company and their respective ages and principal occupations are as follows:

                NAME                      AGE                       OFFICES WITH THE COMPANY
                ----                      ---                       ------------------------
  Andrew I. Fillat (1)(2)(3)..........     50           Chairman of the Board of Directors
  Bathsheba J. Malsheen, Ph.D. (3)         47           President, Chief Executive Officer and Director
  J. Gerard Aguilar...................     31           Vice President, Research and Development and Director
  David B. Levi (1)(2)................     65           Director
  Eli Porat...........................     52           Director

       (1)  Member of the Compensation Committee.
       (2)  Member of the Audit Committee.
       (3)  Member of the Nominating Committee

  Andrew I. Fillat has served as a Director of the Company since December 1995. In 1989, Mr. Fillat joined Advent International Corporation ("Advent") where he currently serves as a Senior Vice President. Mr. Fillat is also a Director of Advanced Radio Telecom Corp., Interlink Computer Sciences, Inc. and Lightbridge, Inc. as well as several other private companies. Mr. Fillat holds an M.S. and a B.S. from M.I.T. and an M.B.A. from the Harvard Graduate School of Business Administration.

  Bathsheba J. Malsheen, Ph.D. has served as President, Chief Executive Officer and Director of the Company since October 1997. She previously served as Chief Operating Officer of the Company from May 1997 through October 1997, and as Vice President of OEM Licensing from October 1996 through April 1997. From April 1990 to October 1996, Dr. Malsheen held various executive positions with Centigram Communications Corporation, a voice messaging company, most recently as General Manager of their Technology Business Unit and was responsible for licensing of text-to-speech software products. Previously, she worked for Speech Plus, Inc. where she served as Director of Speech Technology from 1985 to 1990. Dr. Malsheen holds a Ph.D. and M.A. from Brown University and a B.A. from Hofstra University.

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

  David B. Levi has served as a Director of the Company since January 1998. Mr. Levi served as President of Natural MicroSystems Corporation, a provider of hardware and software for developers of high-value telecommunications solutions from June 1991 to April 1995. In November 1995 Mr. Levi became President of Voice Processing Corp ("VPC"). VPC merged with Voice Control Systems, Inc. ("VCS"), a supplier of telecommunications based speech recognition systems, in November 1996 and Mr. Levi served as Chief Operating Officer of VCS until his retirement in October 1997. Prior to 1991, Mr. Levi held Chief Executive Officer and Chief Operating Officer positions at Raytheon Data Systems (a division of Raytheon Corp.), Centronics Data Computer Corp., and Raster Technologies Inc. and consulted to Regional Bell Operating Companies. Mr. Levi currently serves on the Board of Directors of PictureTel, Inc. and Microlog Corporation. Mr. Levi holds an A.B. from Harvard College and an M.B.A. from the Harvard Graduate School of Business Administration.

  Eli Porat has served as a Director of the Company since August 1998. Mr. Porat has served as Chairman and CEO of Ensemble Solutions Inc., a provider of electronic distribution through a suite of electronic business products, since 1997. He also serves on the Board of Directors of Starfish Software, Inc., a leading supplier of core device, server and desktop technologies for wireless and wireline Connected Information Devices. From 1991 to 1996, Mr. Porat was the President and CEO of DSP Group, a developer of digital signal processing cores used in a wide range of applications such as wireless communications, telephony and personal computers. From 1996 to 1997 he was a General Partner of DEFTA Partners, a venture capital group specializing in Internet telephony investments. Prior to 1991, Mr. Porat held various senior-level positions with Zymos, Sytek, and Intel. Mr. Porat has an M.S.E.E.C.S. and a B.S.E.E.C.S. from the University of California at Berkeley.

ITEM 11.    EXECUTIVE COMPENSATION.

  The following table provides information concerning compensation paid to or earned by the Chief Executive Officer of the Company for the years ended June 30, 1998, 1997 and 1996 and the next four most highly compensated Executive Officers of the Company for such periods (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                      Long Term
                                      Annual Compensation            Compensation
                                ------------------------------       ------------
                                                                     Securities
                                                                     Underlying           All Other
Name and Principal Position      Period  Base Salary   Bonus          Options           Compensation (1)
---------------------------      ------  -----------   -----          -------           ----------------
Bathsheba J. Malsheen, Ph.D.       1998     $156,596   $41,875              200,000               $ 42,156
   President and                   1997     $ 86,417   $16,000              160,000               $ 24,928
   Chief Executive Officer         1996     $    --    $   --                   --                $    --

Nicholas Narlis................    1998     $133,538   $21,675               70,000               $  1,999
   Vice President,                 1997     $106,667   $20,000               35,000               $    850
   Chief Financial Officer,        1996     $ 29,167   $   --                25,000               $    --
   Secretary and Treasurer

J. Gerard Aguilar..............    1998     $127,199   $16,380                  --                $  1,584
   Vice President, Research        1997     $ 94,925   $30,000                  --                $    --
   and Development                 1996     $ 70,000   $20,000                  --                $    --

Michael Goldstein..............    1998     $ 48,125   $   --                   --                $111,187
   President and                   1997     $144,102   $   --                   --                $  3,619
   Chief Executive Officer (2)     1996     $117,500   $30,000                  --                $  3,567

Kenneth H. Traub.............      1998     $111,087   $41,700               20,000               $ 28,138
    Executive Vice President,      1997     $117,462   $25,000                  --                $  1,342
    Chief Financial Officer        1996     $100,000   $25,000                  --                $    250
    and Secretary (3)

___________
(1) All Other Compensation for Ms. Malsheen consists of $42,156 and $24,928 in residential and vehicle lease payments made by the Company on her behalf in fiscal 1998 and 1997, respectively. All Other Compensation for Mr. Narlis consists of $1,999 and $850 in Company contributions to Mr. Narlis's account under the Company's 401(k) Plan in fiscal 1998 and 1997, respectively. All Other Compensation for Mr. Aguilar consists of life and disability insurance premiums, of which the Company is not the beneficiary, totaling $1,584 paid on behalf of Mr. Aguilar in fiscal 1998. All Other Compensation for Mr. Goldstein consists of severance payments totaling $106,875 in fiscal 1998, and life and disability insurance premiums, of which the Company is not the beneficiary, totaling $4,312, $3,619 and $3,567 paid on behalf of Mr. Goldstein in fiscal 1998, 1997 and 1996, respectively. All Other Compensation for Mr. Traub consists of severance payments totaling $25,833 in fiscal 1998, $1,641 in Company contributions to Mr. Traub's account under the Company's 401(k) Plan in fiscal 1998 and life and disability insurance premiums, of which the Company is not the beneficiary, totaling $664, $1,342 and $250 paid on behalf of Mr. Traub in fiscal 1998, 1997 and 1996, respectively.
(2)  Mr. Goldstein resigned from the Company effective October 13, 1997.
(3)  Mr. Traub resigned from the Company effective April 30, 1998.

     The following table summarizes stock options granted during fiscal 1998 to the Named Executive Officers.

                                                 Option Grants in Last Fiscal Year

                                                                                 Individual Grants
                               -----------------------------------------------------------------------------------------------------

                                                                                              Potential Realized Value at Assumed
                                                                                                   Annual Rates of Stock Price
                                                                                                 Appreciation for Option Term (3)
                                                                                       ---------------------------------------------

                                    Number of
                                    Securities
                                    Underlying      Percentage of
                                     Options        Total Options
Name                               Granted (1)       Granted (2)     Exercise Price  Expiration Date         5%           10%
----                               -----------      -------------    --------------  ---------------         --           ---
Bathsheba J. Malsheen, Ph.D.         200,000            23.7%            $4.00           11/25/07         $503,116     $1,274,994

Nicholas Narlis................       40,000             4.7%            $4.00           11/25/07         $100,623     $  254,999
                                      30,000             3.5%            $2.91            4/27/08         $ 54,903     $  139,134
J. Gerard Aguilar..............        --                 --              --               --               --             --
Michael Goldstein (4)..........        --                 --              --               --               --             --
Kenneth H. Traub (5)..........        20,000             2.4%            $4.00           11/25/07         $ 50,312     $  127,499

___________
(1) These options vest over a four year period from the date of grant, becoming exercisable as to 25% on the first anniversary of the date of grant, and at 6.25% per quarter thereafter.
(2) Based on an aggregate of 845,650 options granted to employees in fiscal 1998, including options granted to the Named Executive Officers.
(3) Represents the hypothetical gains or "option spreads" that would exist for the options at the end of their ten year term. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term and are calculated based on the exercise price per share on the date of grant. Such 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.
(4)  Mr. Goldstein resigned from the Company effective October 13, 1997.
(5)  Mr. Traub resigned from the Company effective April 30, 1998.


     The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers on June 30, 1998.

                         Fiscal Year-End Option Values

                                    Number of Securities Underlying          Value of Unexercised In-the-Money
                                        Unexercised Options (#)             Options at Fiscal Year-End ($) (1)
                               -----------------------------------------------------------------------------------
Name                                Exercisable        Unexercisable        Exercisable         Unexercisable
----                                -----------        -------------        -----------         -------------
Bathsheba J. Malsheen, Ph.D.           47,500             312,500           $     --            $      --
Nicholas Narlis.............           22,812             107,188           $     --            $      --
J. Gerard Aguilar...........             --                   --            $     --            $      --
Michael Goldstein (2).......             --                   --            $     --            $      --
Kenneth H. Traub (3)........             --                   --            $     --            $      --

(1) Based on the difference between $2.19, which was the closing price per share on June 30, 1998, and the exercise price of the option.
(2)  Mr. Goldstein resigned from the Company effective October 13, 1997.
(3)  Mr. Traub resigned from the Company effective April 30, 1998.

EMPLOYMENT AGREEMENTS

  Bathsheba J. Malsheen, Ph.D., President and Chief Executive Officer of the Company, has a three-year employment agreement with the Company which commenced in August 1998. Dr. Malsheen currently receives an annual base salary of $180,000.

  Nicholas Narlis, Vice President, Chief Financial Officer, Secretary and Treasurer of the Company, has a three-year employment agreement with the Company which commenced in August 1998. Mr. Narlis currently receives an annual base salary of $150,000.

  J. Gerard Aguilar, Vice President, Research and Development of the Company, has a five-year employment agreement with the Company which commenced in February 1994. Mr. Aguilar currently receives an annual base salary of $130,000.

  All of the foregoing employment agreements are automatically renewable for successive one-year terms unless terminated by either party.

  Under the employment agreements for each of Dr. Malsheen and Messrs. Narlis and Aguilar, if any of them, respectively, is dismissed for any reason other than Cause (as defined in their respective employment agreements), death or disability, he or she shall be entitled to receive an amount equal to: in the case of Dr. Malsheen, twelve months salary at her then current rate; in the case of Mr. Narlis, nine months salary at his then current rate; or in the case of Mr. Aguilar, his salary at his then current rate for the shorter of (i) nine months or (ii) the remainder of his then current Term.

  All of the employment agreements grant to the Company the rights to any information created, discovered or developed by the executive which is related to or useful in the business of the Company. The employment agreements prohibit the executive from disclosing the Company's proprietary information and contain certain covenants by the executive not to compete with the Company.


COMPENSATION OF DIRECTORS

  The Company's 1998 Stock Option Plan for Non-Employee Directors (the "Directors Option Plan") was adopted by the Board of Directors in October 1997 and approved by its stockholders in January 1998. The Directors Option Plan provides for the automatic grant of options to purchase shares of Common Stock to directors of the Company who are not officers, nor employees, nor consultants of the Company or any of its subsidiaries (other than the Chairman of the Board of Directors of the Company who shall be eligible if he or she is not otherwise an officer, employee or consultant of the Company) ("Outside Directors"). Subject to the provisions of the Directors Option Plan, the Board has the power and authority to interpret the Directors Option Plan, to prescribe, amend and rescind rules and regulations relating to the Directors Option Plan and to make all other determinations deemed necessary or advisable for the administration of the Directors Option Plan.

  Under the Directors Option Plan, each Outside Director receives an option to purchase 30,000 shares of Common Stock (the "Initial Options") on the date of his or her initial election or appointment to the Board; provided that all Outside Directors elected at the 1998 Annual Meeting of Stockholders (the "1998 Meeting") in January 1998 received the Initial Option (whether or not such Outside Directors served on the Board of Directors prior to the 1998 Meeting). In addition, on the date of an Outside Director's reelection to the Board, such director, if he or she is still an Outside Director on such date and has attended, either in person or by telephone, at least seventy-five percent (75%) of the meetings of the Board of Directors that were held while he or she was a director in the just completed calendar year, will be granted an option to purchase an additional 10,000 shares of the Company's Common Stock. All options granted under the Directors Option Plan will have an exercise price equal to the fair market value on the date of grant. Options granted under the Directors Option Plan vest in 12 equal quarterly installments beginning at the end of the first three-month period following the date of grant.

  In September 1997, the Company implemented a plan, which was approved by the Company's stockholders at the 1998 Meeting, pursuant to which the Company pays (or paid in 1998) (i) on and as of the last day of the month in which the annual meeting of stockholders is held in each calendar year commencing with the 1998 Meeting, to each non-employee director of the Company elected at such meeting, an annual retainer equal to a number of shares of Common Stock with a fair market value on such date (determined in a manner consistent with the provisions of the Company's 1994 Stock Option Plan) of $10,000, (ii) on and as of the last day of the month in which the 1998 Meeting was held (the "1998 Issue Date"), to each person who served as a non-employee director of the Company from the time of the Company's initial public offering through the date of the 1998 Meeting, a retainer equal to the number of shares of Common Stock with a fair market value (determined in a manner consistent with the provisions of the Company's 1994 Stock Option Plan) of $10,000, based on the higher of (A) the fair market value per share of Common Stock on September 19, 1997 (the date the Board approved the plan) and (B) the fair market value per share of Common Stock on the 1998 Issue Date, and (iii) on and as of the last day of the month in which any newly appointed non-employee director is appointed after the annual meeting of stockholders in any year (provided that such director is appointed to serve for a period of at least six months prior to the next annual meeting of stockholders), to such newly appointed director, a retainer equal to a number of shares of Common Stock with a fair market value on such date (determined in a manner consistent with the provisions of the Company's 1994 Stock Option Plan) of $10,000.

  In addition, commencing on the date of the 1998 Meeting, the Company has paid $1,000 to each non-employee director attending (either in person or via conference telephone call) any regular or special meeting of the Board of Directors, and $500 to each non-employee director attending (either in person or via conference telephone call) any regular or special meeting of any Committee of the Board of Directors.



          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company's Compensation Committee is currently composed of Messrs. Andrew
I. Fillat and David B. Levi. William J. Geary and David J. Roux, whose terms as directors of the Company ended in January 1998, also served on the Company's Compensation Committee during fiscal 1998. No interlocking relationship exists between any member of the Company's Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member or nominee of the Compensation Committee is or was formerly an officer or an employee of the Company.


                         COMPENSATION COMMITTEE REPORT

  The Compensation Committee of the Board of Directors advises the Chief Executive Officer and the Board of Directors on compensation matters generally, determines the compensation of the Chief Executive Officer and the President, reviews and takes action on the recommendation of the Chief Executive Officer as to the appropriate compensation of other officers and key personnel, and approves the grants of bonuses to officers and key personnel. The Compensation Committee also is responsible for the administration of the Company's 1994 Stock Option Plan and 1998 Stock Option Plan for Outside Directors.

  GENERAL COMPENSATION POLICY FOR EXECUTIVE OFFICERS. The fundamental policy of the Compensation Committee is to provide the Company's executive officers with competitive compensation opportunities based upon their contribution to the development and financial success of the Company and their personal performance. It is the Compensation Committee's objective to have a portion of each executive officer's compensation contingent upon the Company's performance as well as upon each executive officer's own level of performance. Accordingly, the compensation package for each executive officer is comprised of three elements: (i) base salary which reflects individual performance and is designed primarily to be competitive with salary levels in the industry, (ii) cash bonuses which reflect the achievement of performance objectives and goals, and
(iii) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and the Company's stockholders.

  FACTORS. The principal factors which the Compensation Committee considered with respect to each executive officer's compensation for fiscal 1998 are summarized below. The Compensation Committee may, however, in its discretion apply entirely different factors with respect to executive compensation for future years.

  . BASE SALARY. The base salary for each executive officer is determined on the basis of the following factors: experience, personal performance, the salary levels in effect for comparable positions within and without the industry, and internal base salary comparability considerations. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate. Base salaries are generally reviewed on an annual basis, with adjustments made in accordance with the factors indicated above. The Compensation Committee utilized certain specific compensation information available for similar positions at competitor companies for comparative compensation purposes in determining base salaries for fiscal 1998.

  . BONUS. The incentive compensation of executive officers is closely related to Company performance, taking into account the Company's transition in fiscal 1998 to an OEM licensing model. A portion of the cash compensation of executive officers consists of contingent compensation. Bonus awards are based on, among other things, performance objectives and goals that are tailored to the responsibilities and functions of key executives, including qualitative measures of Company performance such as progress in the development, marketing and adaptation of the Company's technologies to its target markets, the establishment of key strategic relationships with customers in the Company's target markets, and proficient usage of the Company's available resources.

     Prior to the latter half of fiscal 1998, the Company's target market was primarily multimedia software developers and products. During fiscal 1998, the Company took certain actions to broaden its strategic focus to markets other than multimedia software. One of the Company's key objectives in executing this strategy is to form OEM relationships with customers in its target markets that the Company believes have significant potential for recurring revenue over the long term. The Committee considered the Company's transition to an OEM licensing company which targets the consumer devices, multimedia applications, wireless communications and IP telephony markets, including the establishment of certain key OEM customer relationships, and cost-cutting and re-organization measures undertaken to better utilize the Company's resources in light of the change in the Company's business model, among other things, in granting bonuses to certain executive officers during fiscal 1998.

  . LONG-TERM INCENTIVE COMPENSATION. Long-term incentives are provided through grants of stock options. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the Company. Each option grant allows the individual to acquire shares of the Company's Common Stock at a fixed price per share (generally, the market price on the grant date) over a specified period of time (up to ten years). Each option generally becomes exercisable in installments over a four-year period, contingent upon the executive officer's continued employment with the Company. Accordingly, the option grant will provide a return to the executive officer only if the executive officer remains employed by the Company during the vesting period, and then only if the market price of the underlying shares appreciates.

     The number of shares subject to each option grant is set at a level intended to create meaningful opportunity for appreciation based on the executive officer's current position with the Company, the base salary associated with that position, the size of comparable awards made to individuals in similar positions within the industry, and the individual's personal performance in recent periods. The Compensation Committee also considers the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of the Company's executive officers. Options to acquire an aggregate of 290,000 shares were granted to executive officers in fiscal 1998.

     Through the Company's Employee Stock Purchase Plan, the Company offers additional opportunities for equity ownership to executive officers.

CEO COMPENSATION. In determining the compensation payable to the Company's Chief Executive Officer, the Compensation Committee considered the CEO's performance in fiscal 1998, and the Company's performance taking into account the Company's transition in fiscal 1998 to an OEM licensing model. Prior to the latter half of fiscal 1998, the Company's target market was primarily multimedia software developers and products. During fiscal 1998, the Company took certain actions to broaden its strategic focus to markets other than multimedia software. One of the Company's key objectives in executing this strategy is to form OEM relationships with customers in its target markets that the Company believes have significant potential for recurring revenue over the long term. The Committee considered the Company's transition to an OEM licensing company which targets the consumer devices, multimedia applications, wireless communications and IP telephony markets, including the establishment of certain key OEM customer relationships, and cost-cutting and re-organization measures undertaken to better utilize the Company's resources in light of the change in the Company's business model, among other things, in granting bonus compensation to the CEO during fiscal 1998. As noted previously, effective October 13, 1997 Mr. Goldstein resigned from the Company, and Dr. Malsheen was named President and Chief Executive Officer.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M). Section 162(m) of the Internal Revenue Code generally denies a federal income tax deduction for certain compensation exceeding $1,000,000 paid to the CEO or any of the four other highest paid executive officers, excluding (among other things) certain performance-based compensation. Through June 30, 1998, this provision has not affected the Company's tax deductions, but the Committee will continue to monitor the potential impact of Section 162(m) on the Company's ability to deduct executive compensation.

SUMMARY. The Compensation Committee believes that its compensation philosophy of paying its executive officers well by means of competitive base salaries and cash bonus and long-term incentives, as described in this report, serves the interests of the Company and the Company's stockholders.

                                    THE COMPENSATION COMMITTEE

                                    Andrew I. Fillat
                                    David B. Levi

                               PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder return on the Company's Common Stock with the cumulative total stockholder return of (i) the NASDAQ National Market - U.S. Index, and (ii) the Hambrecht & Quist Technology Index, assuming an investment in each of $100 on October 31, 1996. The graph commences on the date the Company's Common Stock became publicly traded.

                             [GRAPH APPEARS HERE]

-------------------------------------------------------------------------------------------------
                       10/31/96  12/31/96  3/31/97  6/30/97  9/30/97  12/31/97  3/31/98  6/30/98
                       --------  --------  -------  -------  -------  --------  -------  -------
---------------------
Voxware, Inc.            100       100       55       67       75        48       38       29
------------------------------------------------------------------------------------------------
Nasdaq U.S.              100       106      100      119      139       130      152      157
------------------------------------------------------------------------------------------------
H&Q Technology           100       109      104      125      151       128      155      158
------------------------------------------------------------------------------------------------

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of September 30, 1998, except as otherwise indicated in the relevant footnote, by (i) each person or group who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all executive officers and directors as a group. Unless indicated otherwise, the address of each of these persons is c/o Voxware, Inc. 305 College Road East, Princeton, New Jersey 08540.

                                                         Number of Shares               Percentage of Shares
         Name and Address of Beneficial Owner          Beneficially Owned (1) (2)        Beneficially Owned
         ------------------------------------          --------------------------        ------------------
J. Gerard Aguilar...............................                1,502,500                       11.3%
Gilder, Gagnon, Howe & Co.                                      1,297,575                        9.8%
     1775 Broadway, 26th floor
     New York, NY  10019
Advent International Group (3)..................                1,000,000                        7.5%
     75 State Street
     Boston, MA  02109
Kenneth H. Traub (4)............................                  361,000                        2.7%
Michael Goldstein (5)...........................                  212,500                        1.6%
Bathsheba J. Malsheen, Ph.D. (6)................                  121,500                          *
Nicholas Narlis (7).............................                   42,750                          *
Andrew I. Fillat (8)............................                   16,495                          *
David B. Levi (9)...............................                   10,462                          *
Eli Porat ......................................                     --                           --
All Directors and Executive Officers as a group =               2,267,207                       16.8%
     (8 persons).............

_________

*   Less than 1% of outstanding shares of Common Stock.
(1) Number of shares beneficially owned is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days have been exercised or converted.
(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(3) Includes the ownership by the following venture capital funds managed by Advent International Corporation: 2,500 shares owned by Advent International Investors II Limited Partnership, 250,000 shares owned by Adtel Limited Partnership, 400,000 shares owned by Advent Crown Fund C.V., 175,000 shares owned by Adwest Limited Partnership, 13,512 shares owned by Advent Israel (Bermuda) Limited Partnership, 111,487 shares owned by Advent Israel Limited Partnership and 47,500 shares owned by Advent Partners Limited Partnership. In its capacity as manager of these funds, Advent International Corporation exercises sole voting and investment power with respect to all shares held by these funds. Advent International Corporation exercises its voting and investment power through a group of three persons, Douglas R. Brown, President and Chief Executive Officer, Dennis R. Costello, Senior Vice President responsible for managing North American Investment Activities and Janet L. Hennessey, Vice President responsible for monitoring public securities, none of whom may act independently and a majority of whom must act in concert to exercise voting or investment power over the beneficial holdings of such entity. Therefore, no individual in this group is deemed to share voting or investment power.
(4)  Mr. Traub resigned from the Company effective April 30, 1998.
(5)  Mr. Goldstein resigned from the Company effective October 13, 1997.
(6) Includes 117,500 shares of Common Stock issuable upon the exercise of stock options.
(7) Includes 38,750 shares of Common Stock issuable upon the exercise of stock options.
(8) Includes 3,928 shares which are indirectly owned as a limited partner of Advent Partners Limited Partnership. Mr. Fillat is a Senior Vice President of Advent International Corporation, the venture capital firm which is the manager of the funds affiliated with the Advent International Group. Mr. Fillat disclaims beneficial ownership of the remaining shares held by the Advent International Group. Also includes 7,500 shares of Common Stock issuable upon the exercise of stock options.
(9) Includes 7,500 shares of Common Stock issuable upon the exercise of stock options.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              None.