Form 10-Q
period 1998-09-30
VOXWARE INC
filed 1998-11-16
CIK 933454

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q
             [X] Quarterly Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1998

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                         For the transition period from ________



                        Commission File Number 0-021403
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES X NO
                                      ---  ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                    Shares Outstanding at November 14, 1998
-----------------------------        ---------------------------------------
Common Stock, $.001 par value                       13,303,524



--------------------------------------------------------------------------------

                                 VOXWARE, INC.
                                     INDEX


PART I - FINANCIAL INFORMATION
------------------------------

      Item 1.  Financial Statements (unaudited)                       Page No.
                                                                      -------
                  Statements of Operations
                      Three Months Ended September 30, 1998 and 1997..   3

                  Balance Sheets
                      September 30, 1998 and June 30, 1998............   4

                  Statements of Cash Flows
                      Three Months Ended September 30, 1998 and 1997..   5

                  Notes to Financial Statements.......................   6

      Item 2.  Management's Discussion and Analysis of Results of
               Operations and Financial Condition.....................   7


PART II - OTHER INFORMATION
---------------------------

               Item 5.  Other Information.............................  13

               Item 6.  Exhibits and Reports on Form 8-K..............  13


SIGNATURES............................................................  14
----------

PART I - FINANCIAL INFORMATION
------------------------------

      ITEM 1.      FINANCIAL STATEMENTS


                                  Voxware, Inc.
                            Statements of Operations
                                   (unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
                                                          (In thousands, except
                                                              per share data)
Revenues:
   Product revenues:
     License fees ......................................  $    244     $  1,005
     Royalties and recurring revenues ..................       141          651
                                                          --------     --------
          Total product revenues .......................       385        1,656
   Service revenues ....................................       166          156
                                                          --------     --------
        Total revenues .................................       551        1,812
                                                          --------     --------
Cost of revenues:
   Cost of product revenues ............................        --           51
   Cost of service revenues ............................        73           54
                                                          --------     --------
     Total cost of revenues ............................        73          105
                                                          --------     --------
                Gross profit ...........................       478        1,707
                                                          --------     --------
Operating expenses:
   Research and development ............................       677        1,444
   Sales and marketing .................................       645        1,059
   General and administrative ..........................       463          597
                                                          --------     --------
     Total operating expenses ..........................     1,785        3,100
                                                          --------     --------
     Operating loss ....................................    (1,307)      (1,393)
Interest income ........................................       184          222
                                                          --------     --------
Net loss ...............................................  $ (1,123)    $ (1,171)
                                                          ========     ========
Basic and diluted net loss per common share ............  $  (0.08)    $  (0.09)
                                                          ========     ========
Weighted average number of common shares outstanding ...    13,302       12,509
                                                          ========     ========



The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                                Balance Sheets

                                                                   September 30,      June 30,
                                                                       1998             1998
                                                                  ---------------- ---------------
                                                                    (unaudited)
                                                                       (In thousands, except
                                                                     share and per share data)
                                  ASSETS
Current assets:
     Cash and cash equivalents .....................................    $  6,718     $  9,149
     Short-term investments ........................................       6,025        4,388
     Accounts receivable, net ......................................         874        1,254
     Prepaid expenses and other current assets .....................         313          268
                                                                        --------     --------
          Total current assets .....................................      13,930       15,059
Property and equipment, net ........................................         398          407
Other assets, net ..................................................          83           91
                                                                        --------     --------
                                                                        $ 14,411     $ 15,557
                                                                        ========     ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses .........................    $  1,027     $  1,097
     Deferred revenues .............................................         256          219
                                                                        --------     --------
          Total current liabilities ................................       1,283        1,316
                                                                        --------     --------
Deferred rent ......................................................         311          328
                                                                        --------     --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value, 10,000,000 shares authorized;
        none issued and outstanding ................................          --           --
     Common stock, $.001 par value, 30,000,000 shares authorized;
       13,303,524 and 13,292,524 shares issued and outstanding at
           September 30, 1998 and June 30, 1998, respectively ......          13           13
     Additional paid-in capital ....................................      29,934       29,915
     Unrealized gain on available-for-sale securities ..............          10            2
     Accumulated deficit ...........................................     (17,140)     (16,017)
                                                                        --------     --------
          Total stockholders' equity ...............................      12,817       13,913
                                                                        --------     --------
                                                                        $ 14,411     $ 15,557
                                                                        ========     ========


        The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                           Statements of Cash Flows
                                  (unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                      ---------------------------------
                                                              1998              1997
                                                      ----------------  ---------------
                                                                (in thousands)
Operating Activities:
   Net loss ...............................................    $ (1,123)    $ (1,171)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation and amortization ..........................          56           48
   Provision for doubtful accounts ........................          31           75

   Changes in assets and liabilities:
     Accounts receivable ..................................         349          204
     Prepaid expenses and other current assets ............         (45)          62
     Other assets .........................................           8           --
     Accounts payable and accrued expenses ................         (70)        (313)
     Deferred revenues ....................................          37           89
     Deferred rent ........................................         (17)          25
                                                               --------     --------
        Net cash used in operating activities .............        (774)        (981)
                                                               --------     --------

Investing Activities:
   Purchases of short-term investments ....................      (5,631)     (20,979)
   Sales and maturities of short-term investments .........       4,002       21,505
   Purchases of property and equipment ....................         (47)         (21)
                                                               --------     --------
        Net cash provided by (used in) investing activities      (1,676)         505
                                                               --------     --------

Financing Activities:
   Proceeds from exercises of common stock options ........          19           65
                                                               --------     --------
        Net cash provided by financing activities .........          19           65
                                                               --------     --------

Decrease in cash and cash equivalents .....................      (2,431)        (411)
Cash and cash equivalents, beginning of period ............       9,149       10,627
                                                               --------     --------
Cash and cash equivalents, end of period ..................       6,718       10,216
Short-term investments, end of period .....................       6,025        5,316
                                                               --------     --------
Cash, cash equivalents and short-term investments,
   end of period ..........................................    $ 12,743     $ 15,532
                                                               ========     ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
        Unrealized gain on short-term investments .........    $      8     $     --
                                                               ========     ========


        The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                         Notes To Financial Statements


1. BASIS OF PRESENTATION

     The financial statements as of September 30, 1998 and for the three month periods ended September 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on September 28, 1998, as amended on Form 10-K/A which was filed on October 28, 1998.

     The results of operations for the interim periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999 or any other future periods.



2. NET LOSS PER SHARE

     The Company has presented net loss per share for the three months ended September 30, 1998 and 1997 pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the three months ended September 30, 1998 and 1997. Due to the Company's net losses for the three months ended September 30, 1998 and 1997, the effect of including outstanding common stock options in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock options have not been included in the calculation of net loss per share, and as a result, basic net loss per share is the same as diluted net loss per share for all periods presented.



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


4. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is a more inclusive financial repoting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive loss. In the Company's annual financial statements, comprehensive loss will be required to be presented either in a separate financial statement or as part of either the statement of operations or statement of stockholders' equity. The only comprehensive income item the Company has is unrealized gains and losses on available-for-sale securities.

     The following reconciles net loss to comprehensive net loss for the three month periods ended September 30, 1998 and 1997:

                                                             Three Months Ended
                                                                September 30,
                                                     -----------------------------------
                                                           1998                1997
                                                           ----                ----
                                                                (in thousands)
    Net loss........................................   $   (1,123)          $  (1,171)
    Other comprehensive income:
       Unrealized gain on short-term investments....            8                  --
    Comprehensive net loss..........................   $   (1,115)          $  (1,171)
                                                           =======            =======




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

   Overview

     Voxware develops, markets, licenses and supports digital speech and audio technologies and solutions. MetaVoice, the Company's innovative speech coding technology, is designed to reproduce high quality speech while requiring very low communications bandwidth and processing power. MetaSound, the Company's general audio coding technology built on core technology licensed from Nippon Telegraph and Telephone Corporation is specifically suitable for high quality music compression. The Company licenses its technologies to software and hardware companies for a wide range of applications and services, and primarily targets the consumer devices and multimedia software markets, with a secondary emphasis on the wireless communications and Internet Protocol
   (IP) telephony markets.

     Since Voxware's inception in August 1993, the Company has raised net proceeds of approximately $29,867,000 as follows: approximately $8,838,000 through private placements; approximately $18,517,000 through the Initial Public Offering which was declared effective on October 30, 1996; and approximately $2,512,000 through other sales of equity securities, including exercises of common stock options and common stock warrants.

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

     A majority of the Company's existing licensees compete in the multimedia Internet software market, which is a relatively new market, and many of the companies compete against much more established companies and/or have businesses that are relatively immature. Many of the licenses entered into in the multimedia Internet software market have been in existence for a significant period of time and the Company believes that a significant number of its licensees which compete in this market have not incorporated, and may never incorporate, Voxware's technologies into their products. Therefore, the Company may never derive royalties or other recurring revenues from many of its existing license agreements in the multimedia Internet software market. While the Company does not expect the multimedia Internet software market to generate significant recurring revenues to the Company, the Company expects to continue to pursue opportunities in that market since that market has the potential to continue to offer non-recurring revenue opportunities to the Company through initial license fees and service revenues. With respect to IP telephony, initial deployments in that market have primarily utilized standardized codec technologies (and not Voxware's proprietary codec technologies). In addition, initial deployments in IP telephony have been characterized by bandwidth-rich managed networks (Intranets), which networks generally do not benefit significantly from low bandwidth solutions such as Voxware's technologies. As a result of these factors, demand for Voxware's technologies in the IP telephony market is not expected to be significant at least for the next two years, if ever. As a result of the circumstances surrounding development and status of the multimedia and IP telephony markets, among other things, the Company wrote-off approximately $688,000 in accounts receivable during the year ended June 30, 1998. The Company believes that all or a portion of the written-off receivables may have been recoverable through certain legal enforcement of the underlying contractual arrangements. However, the Company made a business decision not to sue or aggressively pursue collection of outstanding payment obligations from these customers because (1) it believes that the impact on the Company's reputation for initiating certain lawsuits or other aggressive collection actions against companies which could potentially be future customers, may be more costly than the benefit that could be derived from recoveries of accounts receivable through these means, and (2) the costs of pursuing legal recourse and effectuating collection efforts would likely offset collections, if any. As a result of these factors, the Company deemed certain of its accounts in multimedia and IP telephony uncollectible, and wrote-off those accounts during fiscal 1998. With respect to the wireless market, the Company continues to invest resources in efforts to understand the needs of this market, if any, for its speech compression and related technologies. There can be no assurance as to the Company's success in the wireless market, and to date the Company has not generated any significant revenues in this market.

     During fiscal 1998, the Company restructured its workforce in connection with the shift of its strategic focus to markets other than multimedia software, primarily the consumer devices market, which the Company believes has more significant potential for recurring revenues over the long term. While the Company believes the consumer devices and wireless communications markets may have more significant potential for recurring revenue over the long term, over at least the next several quarters, the Company's revenues are expected to continue to be affected by the longer revenue cycles inherent in these hardware-based deals of this market. Specifically, and in contrast to multimedia which often may be characterized by acceptance of deliverables up front and corollary recognition of revenue, recognition of revenue (if any) in hardware-based deals is in part contingent upon a variety of factors including: preparation of feasibility studies, development and delivery of customized software, testing and acceptance of such software, development of the licensee's hardware and product, successful integration of said software into the licensee's hardware and product, and shipment of the licensee's product. Each of the foregoing contingencies applicable to hardware-based transactions takes time, and none of the foregoing contingencies are certain to occur. Therefore the revenue recognition cycle in hardware-based transactions is generally much longer than in software-based transactions. It should also be noted that hardware-based markets such as voice-enabled consumer devices and wireless communications, are new markets with new products, which further contributes to the time delay and the uncertainty with respect to revenue recognition. There can be no assurance as to the success of the Company's activities in these markets, or in successfully forming relationships with targeted customers in these markets. It is the Company's continuing policy to evaluate potential strategic relationships that could allow the Company to broaden its product offerings and achieve synergies in the Company's target markets.

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

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Since its inception, the Company has incurred significant losses and, as of September 30, 1998, the Company had an accumulated deficit of $17,140,000. In at least the near term quarters, the Company expects to incur net losses as a result of the long product development cycles previously described. The limited operating history of the Company makes the prediction of future results of operations impossible and, therefore, the Company's historical revenues should not be taken as indicative of future revenues. In addition, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by the Company's licensees that incorporate the Company's products, the rate of new licensing activity, as well as the termination of existing license agreements, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, the degree of success of the Company's efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by the Company or its licensees, the level of usage of the Internet, and general economic conditions.

Results of Operations

Revenues

     Total revenues decreased $1,261,000 from $1,812,000 in the three months ended September 30, 1997 to $551,000 in the three months ended September 30, 1998, reflecting a decrease in the amount of license fees recognized and a decrease in the amount of royalties and recurring revenues recognized from customers who licensed the Company's products in previous periods, offset by an increase in service revenues. The Company believes that a variety of factors contributed to the overall decrease in revenues including, among other things, the factors and circumstances affecting most of the Company's licensees which compete in the multimedia Internet software market, and the transition of the Company's strategic focus to markets other than multimedia software. With respect to that transition, in targeting customers in the electronic devices market, and in aiming to provide customized solutions to customers in that market, the Company has been selective in marketing and licensing to customers which the Company believes are more likely to provide opportunities for high quality, prosperous OEM relationships than its existing licensees in the multimedia Internet software market. Over at least the next several quarters, the Company expects to continue to sign fewer new licensing agreements on a per-quarter basis in comparison to the prior year comparable periods. At the same time, the Company's objective is to form relationships with customers that the Company believes to have more significant potential for recurring revenue over the long term than its existing licensees in the multimedia Internet software market. There can be no assurance, however, as to the success of the Company's activities in these markets, or in successfully forming relationships with such customers.

     One of the Company's former customers, Netscape Communications Corporation ("Netscape"), accounted for none and 21% of total revenues in the three month periods ended September 30, 1998 and 1997, respectively. As disclosed in the Company's report on Form 8-K dated September 30, 1997 and in the Company's report on Form 10-Q for the three months ended December 31, 1997 dated February 13, 1998, Netscape discontinued certain of its products, including products which would incorporate the Company's technologies, and consequently Voxware and Netscape entered into a second amendment of their software license agreement which terminated certain of Netscape's rights pursuant to their software license agreement.

     Product revenues decreased $1,271,000 from $1,656,000 in the three months ended September 30, 1997 to $385,000 in the three months ended September 30, 1998. The decrease in product revenues reflects a decrease in the amount of license fees recognized during the three months ended September 30, 1998 compared to the amount of license fees recognized during the three months ended September 30, 1997, and a decrease in the amount of royalties and recurring revenues recognized from customers who licensed the Company's products in previous periods. The Company believes that the factors discussed in the preceding paragraphs, among other things, contributed to the overall decrease in product revenues. For the three month periods ended September 30, 1998 and 1997, approximately 63% and 61% of the Company's product revenues were attributable to license fees, respectively, and 37% and 39% were attributable to royalties and recurring revenues, respectively.

     During the three months ended September 30, 1998, the Company recognized $244,000 in license fees related to three agreements, reflecting a decrease of $761,000 compared to $1,005,000 in license fees related to eleven agreements for the three months ended September 30, 1997. For the three months ended September 30, 1998, the Company recognized $141,000 in royalties and recurring revenues, which were derived from a total of five customers. These amounts compare to $651,000 in royalties and recurring revenues which were derived from a total of seven customers during the three months ended September 30, 1997.

     Service revenues were primarily attributable to customer maintenance support and fees for engineering services. For the three months ended September 30, 1998, service revenues totaled $166,000, reflecting an increase of $10,000 over service revenues of $156,000 for the three months ended September 30, 1997.

     Cost of Revenues

     Cost of product revenues decreased $51,000 in the three months ended September 30, 1998. The decrease in cost of product revenues was directly attributable to the decrease in product revenues. In addition, product revenues earned in the three months ended September 30, 1997 included revenues for a product which incorporates technologies of a third party vendor to whom the Company is required to pay royalties. Those royalties are included in costs of product revenues. The Company derived no such revenues during the three months ended September 30, 1998, and therefore recorded no associated costs of product revenues during the three months then ended.

     Cost of service revenues consists primarily of the expenses associated with customer maintenance support and engineering services, including employee compensation and equipment depreciation. Cost of service revenues increased $19,000 from $54,000 in the three months ended September 30, 1997 to $73,000 in the three months ended September 30, 1998, primarily as a result of the increase in service revenues recognized, and the composition of the underlying service revenues during those periods. Engineering fees generally require a greater cost of revenues as a percentage of service revenues than maintenance support revenues. In the three months ended September 30, 1998, a greater portion of service revenues was derived from engineering fees than maintenance support revenues in comparison to the three month period ended September 30, 1997, which resulted in a greater cost of service revenues as a percentage of service revenues for the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997.

     Operating Expenses

     Total operating expenses decreased by $1,315,000 from $3,100,000 in the three months ended September 30, 1997 to $1,785,000 in the three months ended September 30, 1998. The overall decrease in total operating expenses was comprised of a $767,000 (53%) decrease in research and development expenses, a $414,000 (39%) decrease in sales and marketing expenses, and a $134,000 (22%) decrease in general and administrative expenses. The decrease in total operating expenses primarily reflects headcount reductions in application development and support and other cost reductions associated with the restructuring of the Company's business focus from consumer application software toward an OEM (original equipment manufacturer) model, including reductions in outside professional services. As of September 30, 1998, the Company's headcount totaled 40, compared to total headcount of 82 as of September 30, 1997.

     Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses decreased $767,000 (53%) from $1,444,000 in the three months ended September 30, 1997 to $677,000 in the three months ended September 30, 1998. The decrease in research and development expenses primarily resulted from restructuring the Company's business focus away from consumer application software toward an OEM model, which requires fewer personnel (including employees and independent contractors) than a consumer application software business model. As of September 30, 1998 the Company had a research and development staff of 21 compared to 44 at September 30, 1997.

     Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $414,000 (39%) from $1,059,000 in the three months ended September 30, 1997 to $645,000 in the three months ended September 30, 1998. The decrease in sales and marketing expenses primarily resulted from restructuring of the Company's focus to an OEM model, which requires less promotion and marketing than a consumer application software business model, as well as a decrease in the size of the Company's sales force and marketing staff from 19 at September 30, 1997 to 10 at September 30, 1998.

     General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $134,000 (22%) from $597,000 in the three months ended September 30, 1997 to $463,000 in the three months ended September 30, 1998. The decrease in general and administrative expenses was primarily realized through reductions in personnel, recruitment and general cost savings achieved through expense management. As of September 30, 1998 the Company had a general and administrative staff of 19 compared to 9 at September 30, 1997.

     Also, during the three months ended June 30, 1998, the Company incurred approximately $300,000 of non-recurring general and administrative charges, which consisted primarily of (1) severance and related costs incurred in connection with the April 30, 1998 resignation of Kenneth Traub, The Company's former Executive Vice President and Chief Financial Officer, pursuant to Mr. Traub's employment agreement with the Company, and (2) equipment disposals and related charges associated with the sublease of certain office space.

     Interest Income

     Interest income decreased $38,000 to $184,000 for the three months ended September 30, 1998 from $222,000 for the three months ended September 30, 1997. This decrease is primarily related to the decrease in the Company's total cash, cash equivalents and short-term investments portfolio balance. As of September 30, 1998, the Company's cash, cash equivalents and short-term investments portfolio totaled $12,743,000 compared to $15,532,000 at September 30, 1997.

     Income Taxes

     As of September 30, 1998, the Company had approximately $15,100,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of September 30, 1998, the Company has provided a full valuation allowance on the net deferred tax asset because of the uncertainty regarding realizability of the deferred asset, primarily as a result of considering such factors as the

Company's limited operating history, the volatility of the market in which it competes, the operating losses incurred to date and the operating losses anticipated in future periods.

Liquidity and Capital Resources

     As of September 30, 1998, the Company had a total of $12,743,000 in cash, cash equivalents and short-term investments consisting of $6,718,000 of cash and cash equivalents and $6,025,000 in short-term investments. The Company's cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, the Company has primarily financed its operations through the sale of equity securities.

     Cash of $774,000 and $981,000 was used to fund operations for the three months ended September 30, 1998 and 1997, respectively. The decrease in cash used to fund operations was primarily attributable to the decrease in the net loss for the three months ended September 30, 1998 compared to the net loss for the three months ended September 30, 1997, and changes in certain operating assets. For the three months ended September 30, 1998, cash used in investing activities was $1,676,000, which consisted of $1,629,000 in net purchases of short-term investments and $47,000 in purchases of property and equipment. Cash provided by investing activities totaled $505,000 for the three months ended September 30, 1997 which reflected $526,000 in net liquidations of short-term investments and $21,000 in equipment purchases. For the three months ended September 30, 1998 and 1997, cash provided by financing activities totaled $19,000 and $65,000, respectively, which represents proceeds from the exercise of common stock options.

     The Company has a $2,000,000 revolving line of credit with Silicon Valley Bank, as amended (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at the bank's prime lending rate. The Credit Facility contains certain restrictive financial covenants including a minimum quick ratio, a minimum tangible net worth requirement and a maximum debt to tangible net worth ratio, as defined in the agreement. The Credit Facility requires payment of all outstanding principal, if any, plus all accrued interest on March 30, 1999. In connection with the lease of the Company's office facility, the Company has outstanding a $300,000 standby letter of credit at September 30, 1998 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that the Company defaults on the lease. As this letter of credit was established under the terms of the Credit Facility, the Company has $1,700,000 available for borrowing under the Credit Facility. As of and for the three months ended September 30, 1998 and 1997 there were no amounts outstanding under the Credit Facility.

     In addition to the Credit Facility, the agreement with Silicon Valley Bank provides a lease component in the amount of $1,500,000 (the "Lease Facility") for the purpose of providing a facility for the financing of the lease stream of payments that the Company owes to an equipment lessor.

     The Company has no material commitments other than those under normal building and equipment operating leases. At September 30, 1998, the Company's working capital totaled approximately $12,647,000. The Company believes that its current cash, cash equivalents and short-term investments balances will be sufficient to fund its working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of, or investments in businesses, products and technologies for at least twelve months beyond September 30, 1998.

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

Costs incurred to date to evaluate and identify potential Year 2000 compliance problems contained in the Company's Internal Programs and Systems and External Programs have totaled less than $15,000, and the Company expects that future expenses and capital expenditures associated with achieving Year 2000 compliance will be less than $25,000. These amounts do not include payroll and other costs of internal information technology personnel working to assess and resolve Year 2000 issues, and those costs have not been estimated. While the Company is not yet aware of any Year 2000 issues that are expected to have a material financial impact on the Company as a result of its assessments to date, some of the Company's suppliers continue to assess their programs, and the Company continues to assess its External Programs. As a result, and due to uncertainty of the potential impact that Year 2000 issues may have on the Company, there can be no assurance that Year 2000 issues will not have a material impact on the Company's future results of operations or financial condition.


PART II - OTHER INFORMATION
---------------------------

     Item 5.    Other Information.  None.

     Item 6.    Exhibits and Reports on Form 8-K.

                      Exhibits:

                      27.1 Financial Data Schedule (FDS) for current reporting periods ended September 30, 1998.

                  (b) Reports on Form 8-K.  None.


--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1998


                                 VOXWARE, INC.
                                 (Registrant)



                                 By: /s/ Bathsheba Malsheen
                                     -----------------------------------
                                     Bathsheba Malsheen, President and
                                     Chief Executive Officer



                                 By: /s/ Nicholas Narlis
                                     -----------------------------------
                                     Nicholas Narlis, Vice President,
                                     Chief Financial Officer, Treasurer and
                                     Secretary
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)