Form 10-Q
period 1998-12-31
VOXWARE INC
filed 1999-02-16
CIK 933454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1998


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from


                         Commission File Number 0-021403
                                  VOXWARE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                                36-3934824
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Shares Outstanding at February 12, 1998
-----------------------------           ----------------------------------------
Common Stock, $.001 par value                        13,343,851



================================================================================

                                  VOXWARE, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements (unaudited)                              Page No.
                                                                            -------
                  Statements of Operations
                  Three and Six Months Ended December 31, 1998 and 1997 ...    3

                  Balance Sheets
                    December 31, 1998 and June 30, 1998 ...................    4

                  Statements of Cash Flows
                    Six Months Ended
                  December 31, 1998 and 1997 ..............................    5

                  Notes to Financial Statements ...........................    6

      Item 2. Management's Discussion and Analysis of Results of Operations
              and Financial Condition .....................................    7


PART II - OTHER INFORMATION

              Item 5.  Other Information ..................................   13

              Item 6.  Exhibits and Reports on Form 8-K ...................   13



SIGNATURES ................................................................   14

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS



                                  Voxware, Inc.
                            Statements of Operations
                                   (unaudited)



                                                                      Three Months Ended                     Six Months Ended
                                                                          December 31,                          December 31,
                                                                    1998               1997               1998               1997
                                                                  --------           --------           --------           --------
                                                                                 (In thousands, except per share data)
Revenues:
  Product revenues:
       License fees ....................................          $    207           $  1,037           $    451           $  2,042
       Royalties and recurring revenues ................               181                581                322              1,232
                                                                  --------           --------           --------           --------
               Total product revenues ..................               388              1,618                773              3,274
  Service revenues .....................................               324                239                490                395
                                                                  --------           --------           --------           --------
       Total revenues ..................................               712              1,857              1,263              3,669
                                                                  --------           --------           --------           --------
Cost of revenues:
  Cost of product revenues .............................                --                 46                 --                 97
  Cost of service revenues .............................               164                 92                237                146
                                                                  --------           --------           --------           --------
       Total cost of revenues ..........................               164                138                237                243
                                                                  --------           --------           --------           --------
               Gross profit ............................               548              1,719              1,026              3,426
                                                                  --------           --------           --------           --------
Operating expenses:
  Research and development .............................               434              1,331              1,111              2,775
  Sales and marketing ..................................               725                995              1,370              2,054
  General and administrative ...........................               395                553                858              1,150
                                                                  --------           --------           --------           --------
       Total operating expenses ........................             1,554              2,879              3,339              5,979
                                                                  --------           --------           --------           --------
       Operating loss ..................................            (1,006)            (1,160)            (2,313)            (2,553)


Interest income ........................................               171                220                355                442
                                                                  --------           --------           --------           --------
Net loss ...............................................          $   (835)          $   (940)          $ (1,958)          $ (2,111)

                                                                  ========           ========           ========           ========

Basic and diluted net loss
per common share .......................................          $  (0.06)          $  (0.07)          $  (0.15)          $  (0.17)

                                                                  ========           ========           ========           ========

Weighted average number of common
shares outstanding .....................................            13,318             12,780             13,310             12,664
                                                                  ========           ========           ========           ========


         The accompanying notes are an integral part of these statements

                                  Voxware, Inc.
                                 Balance Sheets

                                                                               December 31,           June 30,
                                                                                   1998                 1998
                                                                               ------------           --------
                                                                                (unaudited)
                                                                       (In thousands, except share and per share data)
                                                ASSETS
Current assets:
       Cash and cash equivalents .............................................   $  6,370             $  9,149
        Short-term investments ...............................................      5,382                4,388
       Accounts receivable, net ..............................................        828                1,254
       Prepaid expenses and other current assets .............................        387                  268
                                                                                 --------             --------
              Total current assets ...........................................     12,967               15,059
Property and equipment, net ..................................................        349                  407
Other assets, net ............................................................        126                   91
                                                                                 --------             --------
                                                                                 $ 13,442             $ 15,557
                                                                                 ========             ========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses .................................   $    999             $  1,097
       Deferred revenues .....................................................        148                  219
                                                                                 --------             --------
              Total current liabilities ......................................      1,147                1,316
                                                                                 --------             --------
Deferred rent ................................................................        294                  328
                                                                                 --------             --------

Commitments and contingencies

Stockholders' equity:
       Preferred stock, $.001 par value, 10,000,000 shares authorized;
          none issued and outstanding ........................................         --                   --
       Common stock, $.001 par value, 30,000,000 shares authorized; 13,343,851 and 13,292,524 shares issued and outstanding at
           December 31, 1998 and June 30, 1998, respectively .................         13                   13
       Additional paid-in capital ............................................     29,965               29,915
        Unrealized gain (loss) on available-for-sale securities ..............         (2)                   2

       Accumulated deficit ...................................................    (17,975)             (16,017)
                                                                                 --------             --------
              Total stockholders' equity .....................................     12,001               13,913
                                                                                 --------             --------
                                                                                 $ 13,442             $ 15,557
                                                                                 ========             ========


        The accompanying notes are an integral part of these statements.

                                  Voxware, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                      Six Months Ended December 31,
                                                                                                     ------------------------------
                                                                                                       1998                  1997
                                                                                                     --------              --------
                                                                                                             (in thousands)
Operating Activities:
    Net loss ...........................................................................             $ (1,958)             $ (2,111)

    Adjustments to reconcile net loss to net cash used in
       operating activities:
    Depreciation and amortization ......................................................                  109                   114
    Provision for doubtful accounts ....................................................                   84                   210

    Changes in assets and liabilities:
       Accounts receivable .............................................................                  342                    64
       Prepaid expenses and other current assets .......................................                 (119)                 (105)

       Other assets ....................................................................                  (35)                   (2)

       Accounts payable and accrued expenses ...........................................                  (98)                 (573)

       Deferred revenues ...............................................................                  (71)                   60
       Deferred rent ...................................................................                  (34)                   50
                                                                                                     --------              --------
          Net cash used in operating activities ........................................               (1,780)               (2,293)

                                                                                                     --------              --------

Investing Activities:
    Purchases of short-term investments ................................................               (9,829)              (37,612)

    Sales and maturities of short-term investments .....................................                8,831                33,996
    Purchases of property and equipment ................................................                  (51)                  (49)

                                                                                                     --------              --------
          Net cash used in investing activities ........................................               (1,049)               (3,665)

                                                                                                     --------              --------

Financing Activities:
    Proceeds from exercises of common stock options ....................................                   19                   644
    Issuance of common stock pursuant to Employee
        Stock Purchase Plan ............................................................                   31                   111
                                                                                                     --------              --------
          Net cash provided by financing activities ....................................                   50                   755
                                                                                                     --------              --------

Decrease in cash and cash equivalents ..................................................               (2,779)               (5,203)

Cash and cash equivalents, beginning of period .........................................                9,149                10,627
                                                                                                     --------              --------
Cash and cash equivalents, end of period ...............................................                6,370                 5,424
Short-term investments, end of period ..................................................                5,382                 9,461
                                                                                                     --------              --------
Cash, cash equivalents and short-term investments,
    end of period ......................................................................             $ 11,752              $ 14,885
                                                                                                     ========              ========


SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
          Unrealized loss on short-term investments ....................................             $     (4)             $      3
                                                                                                     ========              ========


        The accompanying notes are an integral part of these statements.

                                  Voxware, Inc.
                          Notes To Financial Statements


1.   BASIS OF PRESENTATION

          The financial statements as of December 31, 1998 and for the three and six month periods ended December 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on September 28, 1998, as amended on Form 10-K/A which was filed on October 28, 1998.

          The results of operations for the interim periods ended December 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999 or any other future periods.

2.   NET LOSS PER SHARE

          The Company has presented net loss per share for the three and six months ended December 31, 1998 and 1997 pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the three and six months ended December 31, 1998 and 1997. Due to the Company's net losses for the three and six months ended December 31, 1998 and 1997, the effect of including outstanding common stock options in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock options have not been included in the calculation of net loss per share, and as a result, basic net loss per share is the same as diluted net loss per share for all periods presented.

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

4.   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

          Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive loss. In the Company's annual financial statements, comprehensive loss will be required to be presented either in a separate financial statement or as part of either the statement of operations or statement of stockholders' equity. The only comprehensive income item the Company has is unrealized gains and losses on available-for-sale securities.

          The following reconciles net loss to comprehensive net loss for the three and six month periods ended December 31, 1998 and 1997:

                                                                    Three Months Ended                    Six Months Ended
                                                                       December 31,                         December 31,
                                                                 -------------------------------------------------------------
                                                                   1998              1997              1998              1997
                                                                 -------           -------           -------           -------
                                                                      (in thousands)                       (in thousands)
     Net loss .........................................          $  (835)          $  (940)          $(1,958)          $(2,111)
     Other comprehensive income:
           Unrealized gain (loss) on
     available-for-sale securities ....................              (12)                3                (4)                3
                                                                 -------           -------           -------           -------

     Comprehensive net loss ...........................          $  (847)          $  (937)          $(1,962)          $(2,108)
                                                                 =======           =======           =======           =======

5.   SUBSEQUENT EVENT

          On February 4, 1999, the Company entered into a definitive agreement with Ascend Communications, Inc. ("Ascend") to sell to Ascend for approximately $5.1 million in cash substantially all of its assets relating to what has historically been the Company's primary business of developing and commercializing voice processing technologies and products. Also on February 4, 1999, Voxware entered into a definitive agreement with Verbex Voice Systems, Inc. ("Verbex") to acquire substantially all of the assets of Verbex for approximately $5.2 million in cash. The Company believes that the Verbex transaction will be consummated on or about February 18, 1999 and that the Ascend transaction will be consummated, subject to stockholder approval, in May or June 1999. After consummation of the transactions, Voxware will focus its efforts on the development of Verbex's business, which is the development and commercialization of speech recognition systems for the warehousing and manufacturing markets. This will include the exploration of strategic alternatives to augment Verbex's business, including potential acquisitions and joint ventures. In addition, the sale to Ascend does not include Voxware's rights and obligations under its existing license agreements and, as part of the transaction, Voxware will receive a license back from Ascend of the Voxware technologies necessary to service its existing licensees. The license will also allow Voxware, with the consent of Ascend, to license those technologies to new licensees for certain limited uses. Therefore, after the sale to Ascend, Voxware expects to continue to have limited licensing revenue and to engage in a limited amount of additional licensing activity relating to the voice processing technologies sold to Ascend.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans and results to differ. Factors that may cause such differences include, but are not limited to, the approval of the Company's sale of its current business to Ascend Communications, Inc. ("Ascend"), the Company's acquisition of substantially all of the assets of Verbex Voice Systems, Inc. ("Verbex") and the Company's ability to compete in Verbex's business, which is a new line of business for the Company, the rate of progress, if any, of the Company's product development programs and the uncertainty of acceptance of the Company's products in the marketplace, the highly competitive nature of the Company's industry and the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into and maintain relationships with third parties and the Company's dependence on such third parties to develop and market products using the Company's technology and to develop a recurring revenue stream to the Company, the Company's ability to manage its growth, the costs involved in obtaining and enforcing patents and any necessary licenses, the Company's ability to obtain additional funds as necessary, and those other risks discussed in the Company's Annual Report on Form 10-K.

       Overview

          On February 4, 1999, Voxware entered into a definitive agreement with Ascend Communications, Inc. to sell to Ascend substantially all of its assets relating to what has historically been the Company's primary business of developing and commercializing voice processing technologies and products. Also on February 4, 1999, Voxware entered into a definitive agreement with Verbex Voice Systems, Inc. to acquire substantially all of the assets of Verbex. The Company believes that the Verbex transaction will be consummated on or about February 18, 1999 and that the Ascend transaction will be consummated, subject to stockholder approval, in May or June 1999. After consummation of the transactions, Voxware will focus its efforts on the development of Verbex's business, which is the development and commercialization of speech recognition systems for the warehousing and manufacturing markets. This will include the exploration of strategic alternatives to augment Verbex's business, including potential acquisitions and joint ventures. In addition, the sale to Ascend does not include Voxware's rights and obligations under its existing license agreements and, as part of the transaction, Voxware will receive a license back from Ascend of the Voxware technologies necessary to service its existing licensees. The license will also allow Voxware, with the consent of Ascend, to license those technologies to new licensees for certain limited uses. Therefore, after the sale to Ascend, Voxware expects to continue to have limited licensing revenue and to engage in a limited amount of additional licensing activity relating to the voice processing technologies sold to Ascend.

          Voxware's current business, which is being sold to Ascend, has been to develop, market, license and support digital speech and audio technologies and solutions. MetaVoice, the Company's innovative speech coding technology, is designed to reproduce high quality speech while requiring very low communications bandwidth and processing power. MetaSound, the Company's general audio coding technology built on core technology licensed from Nippon Telegraph and Telephone Corporation is specifically suitable for high quality music compression. The Company has licensed its technologies to software and hardware companies for a wide range of applications and services.

          Since Voxware's inception in August 1993, the Company has raised net proceeds of approximately $29,898,000 as follows: approximately $8,838,000 through private placements; approximately $18,517,000 through the Initial Public Offering which was declared effective on October 30, 1996; and approximately $2,543,000 through other sales of equity securities, including exercises of common stock options and common stock warrants, and issuances of common stock pursuant to the Company's Employee Stock Purchase Plan.

          The Company has historically generated revenues from two sources: fees from product licenses and fees for services provided. Product revenues consist of two components: license fees, and royalties and recurring revenues. Voxware has licensed its products primarily to software and hardware companies which incorporate the Company's products and technologies into their products. Arrangements with customers, which were negotiated on a case-by-case basis, have historically included one or more of the following: initial license fees, quarterly license fees, annual license fees or royalties based on the licensee's revenue generated or units shipped of products incorporating the Company's technologies. One of the Company's objectives has been to develop recurring revenue through entering into licensing agreements with third parties which provide for royalties or other recurring payments. As a result, the timing and amount of the Company's revenues are substantially dependent on the timing and efforts of the Company's licensees in developing and marketing products incorporating the Company's products and technologies. There can be no assurance as to the timing or success of any licensee implementation or the timing or amount of recurring revenues, if any, from any licensee product.

          A majority of the Company's existing licensees compete in the multimedia Internet software market, which is a relatively new market, and many of the companies compete against much more established companies and/or have businesses that are relatively immature. Many of the licenses entered into in the multimedia Internet software market have been in existence for a significant period of time and the Company believes that a significant number of its licensees which compete in this market have not incorporated, and may never incorporate, Voxware's technologies into their products. Therefore, the Company may never derive royalties or other recurring revenues from many of its existing license agreements in the multimedia Internet software market. With respect to Internet Protocol (IP) telephony, deployments in that market have primarily utilized standardized codec technologies (and not Voxware's proprietary codec technologies). In addition, deployments in IP telephony have been characterized by bandwidth-rich managed networks (Intranets), which networks generally do not benefit significantly from low bandwidth solutions such as Voxware's technologies. As a result of these factors, demand for Voxware's technologies in the IP telephony market has not been significant. In connection with the aforementioned definitive agreement in which Voxware agreed to sell to Ascend substantially all of its assets relating to what has historically been its primary business of developing and commercializing voice processing technologies and products, the Company expects to discontinue its activities in the IP telephony market. As a result of the circumstances surrounding development and status of the multimedia and IP telephony markets, among other things, the Company wrote-off approximately $688,000 in accounts receivable during the year ended June 30, 1998. The Company believes that all or a portion of the written-off receivables may have been recoverable through certain legal enforcement of the underlying contractual arrangements. However, the Company made a business decision not to sue or aggressively pursue collection of outstanding payment obligations from these customers because (1) it believes that the impact on the Company's reputation for initiating certain lawsuits or other aggressive collection actions against companies which could potentially be future customers may be more costly than the benefit that could be derived from recoveries of accounts receivable through these means, and (2) the costs of pursuing legal recourse and effectuating collection efforts would likely offset collections, if any. As a result of these factors, the Company deemed certain of its accounts in multimedia and IP telephony uncollectible, and wrote-off those accounts during fiscal 1998.

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

          The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Since its inception, the Company has incurred significant losses and, as of December 31, 1998, the Company had an accumulated deficit of $17,975,000. In at least the near term quarters, the

     Company expects to incur net losses as it pursues a new line of business. The limited operating history of the Company makes the prediction of future results of operations impossible, particularly in light of the Company's pending sale of its existing business to Ascend and pending acquisition of the speech recognition systems business of Verbex. Therefore, the Company's historical revenues should not be taken as indicative of future revenues. In addition, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the entrance into a new line of business, the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by the Company's licensees that incorporate the Company's products, the rate of new licensing activity, as well as the termination of existing license agreements, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, the degree of success of the Company's efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by the Company or its licensees, the level of usage of the Internet, and general economic conditions.

     Results of Operations

          Revenues

          Total revenues decreased $1,145,000 from $1,857,000 in the three months ended December 31, 1997 to $712,000 in the three months ended December 31, 1998, reflecting a decrease in the amount of license fees recognized and a decrease in the amount of royalties and recurring revenues recognized from customers who licensed the Company's products in previous periods, partially offset by an increase in service revenues. On a year-to-date basis, total revenues decreased $2,406,000 from $3,669,000 for the six months ended December 31, 1997 to $1,263,000 for the six months ended December 31, 1998. The Company believes that a variety of factors contributed to the overall decrease in revenues including, among other things, the aforementioned factors and circumstances affecting most of the Company's licensees which compete in the multimedia Internet software market, and the transition of the Company's strategic focus to markets other than multimedia software. With respect to that transition, in targeting customers in the electronic devices market, and in aiming to provide customized solutions to customers in that market, the Company was selective in marketing and licensing to customers which the Company believed more likely to provide opportunities for high quality, prosperous OEM relationships than its existing licensees in the multimedia Internet software market. In connection with the aforementioned definitive agreements in which Voxware agreed on February 4, 1999 to (i) sell to Ascend substantially all of its assets relating to what has historically been its primary business of developing and commercializing voice processing technologies and products, and (ii) acquire substantially all of the assets of Verbex Voice Systems, Inc., Voxware expects to focus its future efforts on the development of Verbex's business, which is the development and commercialization of speech recognition systems for the warehousing and manufacturing markets. In that regard, the Company expects to significantly reduce its activities in the multimedia Internet software and the electronic devices markets, and expects to discontinue its activities in the IP telephony market.

          One of the Company's former customers, Netscape Communications Corporation ("Netscape"), accounted for 26% of total revenues in the three month period ended December 31, 1997, and accounted for 23% of total revenues in the six month period ended December 31, 1997. As disclosed in the Company's report on Form 8-K dated September 30, 1997 and in the Company's report on Form 10-Q for the three months ended December 31, 1997 dated February 13, 1998, Netscape discontinued certain of its products, including products which would incorporate the Company's technologies, and consequently Voxware and Netscape entered into a second amendment of their software license agreement which terminated certain of Netscape's rights pursuant to their software license agreement.

          Product revenues decreased $1,230,000 from $1,618,000 in the three months ended December 31, 1997 to $388,000 in the three months ended December 31, 1998. In the six month period ended December 31, 1998, product revenues totaled $773,000, reflecting a decrease of $2,501,000 from product revenues of $3,274,000 for the six months ended December 31, 1997. The decreases in product revenues reflect a decrease in the amount of license fees recognized during the three and six months ended December 31, 1998 compared to the amount of license fees recognized during the three and six months ended December 31, 1997, and a decrease in the amount of royalties and recurring revenues recognized from customers who licensed the Company's products in previous periods. The Company believes that the factors discussed in the preceding paragraphs, among other things, contributed to the overall decrease in product revenues. For the three month periods ended December 31, 1998 and 1997, approximately 53% and 64% of the Company's product revenues were attributable to license fees, respectively, and 47% and 36% were attributable to royalties and recurring revenues, respectively. For the six month periods ended December 31, 1998 and 1997, approximately 58% and 62% of the Company's product revenues were attributable to license fees, respectively, and 42% and 38% were attributable to royalties and recurring revenues, respectively.

          During the three months ended December 31, 1998, the Company recognized $207,000 in license fees related to two agreements, reflecting a decrease of $830,000 from $1,037,000 in license fees related to ten agreements for the three months ended December 31, 1997. During the six months ended December 31, 1998, the Company recognized $451,000 of license fees, reflecting a decrease of $1,591,000 from $2,042,000 for the six months ended December 31, 1997. For the three months ended December 31, 1998, the Company recognized $181,000 in royalties and recurring revenues, which were derived from a total of six customers. These amounts compare to $581,000 in royalties and recurring revenues which were derived from a total of seven customers during the three months ended December 31, 1997. For the six months ended December 31, 1998, the Company recognized $322,000 in royalties and recurring revenues, reflecting a decrease of $910,000 from $1,232,000 for the six months ended December 31, 1997.

          Service revenues were primarily attributable to customer maintenance support and fees for engineering services. For the three months ended December 31, 1998, service revenues totaled $324,000, reflecting an increase of $85,000 over service revenues of $239,000 for the three months ended December 31, 1997. For the six months ended December 31, 1998, service revenues totaled $490,000, reflecting an increase of $95,000 over service revenues of $395,000 for the six months ended December 31, 1997 These increases are primarily attributable to the shift in business focus over the last several quarters prior to the Ascend and Verbex agreements toward hardware-based transactions in the consumer devices market. Hardware-based consumer devices transactions generally require more upfront engineering services than do multimedia software arrangements, which were the primary Company's focus in the three and six months ended December 31, 1997.

          Cost of Revenues

          Cost of revenues increased $26,000 from $138,000 for the three months ended December 31, 1997 to $164,000 for the three months ended December 31, 1998. The increase in cost of revenues was directly attributable to the increase in service revenues described above, offset by the impact of the decrease in product revenues. Cost of product revenues decreased $46,000 from the three months ended December 31, 1997 compared to the same period in 1998, reflecting a decrease in royalties due to a third party vendor for products which incorporate that vendor's technologies. No such products were sold during the three months ended December 31, 1998. For the fiscal year-to-date periods, cost of revenues remained relatively flat at $237,000 for the six months ended December 31, 1998 compared to $243,000 for the six months ended December 31, 1997. This result is attributable to an increase in cost of service revenues, offset by a decrease in cost of product revenues.

          Cost of service revenues consists primarily of the expenses associated with customer maintenance support and engineering services, including employee compensation and equipment depreciation. Cost of service revenues increased $72,000 from $92,000 in the three months ended December 31, 1997 to $164,000 in the three months ended December 31, 1998. Cost of service revenues increased $91,000 from $146,000 for the six months ended December 31, 1997 to $237,000 in the six months ended December 31, 1998. These increases in cost of service revenues are primarily a result of the increase in service revenues recognized and the composition of the underlying service revenues during those periods. Engineering fees generally require a greater cost of revenues as a percentage of service revenues than maintenance support revenues. In the three and six months ended December 31, 1998, a greater portion of service revenues was derived from engineering fees than maintenance support revenues in comparison to the three and six month periods ended December 31, 1997. This change in composition of service revenues resulted in a greater cost of service revenues as a percentage of service revenues for the three and six month periods ended December 31, 1998 compared to the three and six month periods ended December 31, 1997.

          Operating Expenses

          Total operating expenses decreased by $1,325,000 (46%) from $2,879,000 in the three months ended December 31, 1997 to $1,554,000 in the three months ended December 31, 1998. In the six month period ended December 31, 1998, total operating expenses totaled $3,339,000, reflecting a $2,640,000 (44%) decrease from total operating expenses of $5,979,000 for the six month period ended December 31, 1997. These decreases in total operating expenses primarily reflect headcount reductions in application development and support and other cost reductions associated with the restructuring of the Company's business focus from consumer application software toward an OEM (original equipment manufacturer) model over the last several quarters prior to the Ascend and Verbex agreements, including reductions in outside professional services. As of December 31, 1998, the Company's headcount totaled 33, compared to total headcount of 86 as of December 31, 1997.

          Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses decreased $897,000 (67%) from $1,331,000 in the three months ended December 31, 1997 to $434,000 in the three months ended December 31, 1998. In the six month period ended December 31, 1998, research and development expenses totaled $1,111,000, reflecting a $1,664,000 (60%) decrease from research and development expenses of $2,775,000 for the six month period ended December 31, 1997. These decreases in research and development expenses primarily resulted from restructuring the Company's business focus from consumer application software toward an OEM model over the last several quarters prior to the Ascend and Verbex agreements, which required fewer personnel (including employees and independent contractors) than a consumer application software business model. As of December 31, 1998 the Company had a research and development staff of 16 compared to 45 at December 31, 1997.

          Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $270,000 (27%) from $995,000 in the three months ended December 31, 1997 to $725,000 in the three months ended December 31, 1998. In the six month period ended December 31, 1998, sales and marketing expenses totaled $1,370,000, reflecting a $684,000 (33%) decrease from sales and marketing expenses of $2,054,000 for the six month period ended December 31, 1997. These decreases in sales and marketing expenses primarily resulted from restructuring the Company's focus to an OEM model over the last several quarters prior to the Ascend and Verbex agreements, which required less promotion and marketing than a consumer application software business model, as well as a decrease in the size of the Company's sales force and marketing staff from 27 at December 31, 1997 to 9 at December 31, 1998.

          General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $158,000 (29%) from $553,000 in the three months ended December 31, 1997 to $395,000 in the three months ended December 31, 1998. In the six month period ended December 31, 1998, general and administrative expenses totaled $858,000, reflecting a $292,000 (25%) decrease from general and administrative expenses of $1,150,000 for the six month period ended December 31, 1997. These decreases in general and administrative expenses were primarily realized through reductions in personnel, recruitment and general cost savings achieved through expense management. As of December 31, 1998 the Company had a general and administrative staff of 8 compared to 14 at December 31, 1997.

          Interest Income

          Interest income decreased $49,000 to $171,000 for the three months ended December 31, 1998 from $220,000 for the three months ended December 31, 1997. In the six month period ended December 31, 1998, interest income totaled $355,000, reflecting a $87,000 decrease from interest income of $442,000 for the six month period ended December 31, 1997. These decreases are primarily related to the decrease in the Company's total cash, cash equivalents and short-term investments portfolio balance. As of December 31, 1998, the Company's cash, cash equivalents and short-term investments portfolio totaled $11,752,000 compared to $14,885,000 at December 31, 1997.

          Income Taxes

          As of December 31, 1998, the Company had approximately $15,900,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of December 31, 1998, the Company has provided a full valuation allowance on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of considering such factors as the Company's limited operating history, the volatility of the market in which it competes, the operating losses incurred to date and the operating losses anticipated in future periods.

     Liquidity and Capital Resources

          As of December 31, 1998, the Company had a total of $11,752,000 in cash, cash equivalents and short-term investments consisting of $6,370,000 of cash and cash equivalents and $5,382,000 in short-term investments. The Company's cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, the Company has primarily financed its operations through the sale of equity securities.

          Cash of $1,780,000 and $2,293,000 was used to fund operations for the six months ended December 31, 1998 and 1997, respectively. The decrease in cash used to fund operations was primarily attributable to the decrease in the net loss for the six months ended December 31, 1998 compared to the net loss for the six months ended December 31, 1997, and changes in certain operating assets. For the six months ended December 31, 1998, cash used in investing activities was $1,049,000, which consisted of $998,000 in net purchases of short-term investments and $51,000 in purchases of property and equipment. Cash used in investing activities totaled $3,665,000 for the six months ended December 31, 1997, which reflected $3,616,000 in net purchases of short-term investments and $49,000 in equipment purchases. For the six months ended December 31, 1998 and 1997, cash provided by financing activities totaled $50,000 and $755,000, respectively. These amounts reflect proceeds from exercises of common stock options of $19,000 and $644,000, respectively, for the six months ended December 31, 1998 and 1997, and proceeds from the issuance of common stock pursuant to the Company's Employee Stock Purchase Plan of $31,000 and $111,000, respectively, for the six months ended December 31, 1998 and 1997.

     The Company has a $2,000,000 revolving line of credit with Silicon Valley Bank, as amended (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at the bank's prime lending rate. As amended on February 1, 1999, the Credit Facility requires the Company to secure all indebtedness with cash held at the Bank's offices in an amount not less that 100% of the outstanding amount of all indebtedness the Company owes to Lender. The Credit Facility requires payment of all outstanding principal, if any, plus all accrued interest on March 30, 2000. In connection with the lease of the Company's office facility, the Company has outstanding a $300,000 standby letter of credit at December 31, 1998 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that the Company defaults on the lease.

     In addition to the Credit Facility, the agreement with Silicon Valley Bank provides a lease component in the amount of $1,500,000 (the "Lease Facility") for the purpose of providing a facility for the financing of the lease payments that the Company owes to an equipment lessor, of which approximately $119,000 was outstanding as of December 31, 1998.

          Other than the agreement to purchase substantially all the assets of Verbex for approximately $5.2 million, the Company has no material commitments other than those under normal building and equipment operating leases. At December 31, 1998, the Company's working capital totaled approximately $11,820,000. The Company believes that its current cash, cash equivalents and short-term investments balances, together with the approximately $5,100,000 in cash to be received assuming consummation of the Ascend transaction, will be sufficient to fund its working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of, or investments in businesses, products and technologies for at least twelve months beyond December 31, 1998.

     Year 2000 Compliance

     The efficient operation of the Company's business is dependent in part on computer software programs and operating systems which it uses internally (collectively, the "Internal Programs and Systems"). The Company has been evaluating its Internal Programs and Systems to identify potential Year 2000 compliance problems, and has primarily conducted these evaluations and assessments using the Company's information technology personnel. These actions are necessary to ensure that the Internal Programs and Systems will be Year 2000 compliant. It is anticipated that modification or replacement of some of the Internal Programs and Systems may be necessary to make such Programs and Systems Year 2000 compliant. The Company is also communicating with its suppliers and others to coordinate Year 2000 conversion. To date, costs incurred in evaluating its Internal Programs and Systems have not been material, and anticipated costs necessary to complete such evaluations, modifications and/or replacements are not expected to be material. Based on present information, the Company believes that it will be able to achieve Year 2000 compliance through a combination of modification of some existing Internal Programs and Systems and the replacement of other Internal Programs and Systems with new programs and systems that are already Year 2000 compliant. However, there can be no assurance that these efforts will be successful. With respect to software programs which the Company licenses externally to customers (collectively, the "External Programs"), these programs are primarily not date-dependent and, as such, the Company does not expect significant, if any, Year 2000 problems related to its External Programs. Although Verbex has not yet completed its assessment of the extent to which Verbex's systems are Year 2000 compliant, Verbex has taken certain actions to make its Internal Programs and Systems Year 2000 compliant, and Verbex has informed the Company that it believes that its Internal Programs and Systems are Year 2000 compliant. However, there can be no assurance that Verbex's Internal Programs and Systems are Year 2000 compliant. With respect to Verbex's External Programs, Verbex has identified certain Year 2000 related issues, and has contacted its existing customers with instructions which Verbex believes to be adequate to mitigate or avert Year 2000 issues. Verbex believes that, if those instructions are followed, then its External Programs will not be materially affected by Year 2000 issues. However, there can be no assurance that these instructions will adequately address all Year 2000 issues related to Verbex's External Programs.

          Costs incurred to date to evaluate and identify potential Year 2000 compliance problems contained in the Company's Internal Programs and Systems and External Programs have totaled less than $15,000, and the Company expects that future expenses and capital expenditures associated with achieving Year 2000 compliance will be less than $25,000, excluding the costs required to achieve Year 2000 compliance with respect to Verbex, which the Company has not completely evaluated, identified or quantified. These amounts do not include payroll and other costs of internal information technology personnel working to assess and resolve Year 2000 issues, and those costs have not been estimated. While the Company is not yet aware of any Year 2000 issues that are expected to have a material financial impact on the Company as a result of its assessments to date, some of the Company's suppliers continue to assess their programs, and the Company continues to assess its External Programs. As a result, and due to uncertainty of the potential impact that Year 2000 issues may have on the Company, there can be no assurance that Year 2000 issues will not have a material impact on the Company's future results of operations or financial condition.

PART II - OTHER INFORMATION
---------------------------

     Item 5. Other Information.

     On February 4, 1999, the Company entered into a definitive agreement with Ascend Communications, Inc. ("Ascend") to sell to Ascend for approximately $5.1 million in cash consideration substantially all of its assets relating to what has historically been its primary business of developing and commercializing voice processing technologies and products. Also on February 4, 1999, Voxware entered into a definitive agreement with Verbex Voice Systems, Inc. ("Verbex") to acquire substantially all of the assets of Verbex for approximately $5.2 million in cash. The Company believes that the Verbex transaction will be consummated on or about February 18, 1999 and that the Ascend transaction will be consummated, subject to stockholder approval, in May or June 1999. After consummation of the transactions, Voxware will focus its efforts on the development of Verbex's business, which is the development and commercialization of speech recognition systems for the warehousing and manufacturing markets. This will include the exploration of strategic alternatives to augment Verbex's business, including potential acquisitions and joint ventures. In addition, the sale to Ascend does not include Voxware's rights and obligations under its existing license agreements and, as part of the transaction, Voxware will receive a license back from Ascend of the Voxware technologies necessary to service its existing licensees. The license will also allow Voxware, with the consent of Ascend, to license those technologies to new licensees for certain limited uses. Therefore, after the sale to Ascend, Voxware expects to continue to have limited licensing revenue and to engage in a limited amount of additional licensing activity relating to the voice processing technologies sold to Ascend.

     Item 6. Exhibits and Reports on Form 8-K.

          Exhibits:

           2.1 Asset Purchase Agreement dated as of February 4, 1999 by and between Ascend Communications, Inc. and Voxware, Inc.

           2.2 Acquisition Agreement by and among Voxware, Inc., Verbex Acquisition Corporation and Verbex Voice Systems, Inc. dated as of February 4, 1999.

          10.1 Loan Modification Agreement dated February 1, 1999 between Silicon Valley Bank and the Company.

          27.1 Financial Data Schedule (FDS) for current reporting periods ended December 31, 1998.

     (b) Reports on Form 8-K. Current Report on Form 8-K filed on February 9, 1999 (relating to the sale of the Company's speech coding technology to Ascend Communications, Inc. and the purchase of certain assets and liabilities of Verbex Voice Systems, Inc.).


================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 1999


                                  VOXWARE, INC.
                                  (Registrant)



                                  By: /s/ Bathsheba J. Malsheen
                                      ------------------------------------------
                                      Bathsheba Malsheen, President and
                                      Chief Executive Officer




                                  By: /s/ Nicholas Narlis
                                      ------------------------------------------
                                  Nicholas Narlis, Vice President,
                                  Chief Financial Officer, Treasurer and
                                  Secretary
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)