Form 10-Q/A
period 1997-12-31
VOXWARE INC
filed 1999-04-22
CIK 933454

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days. YES  X    NO
                                      -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Shares Outstanding at April 20, 1999
           ---------                    ------------------------------------
    Common Stock, $.001 par value                     13,343,851

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

Date:  April 21, 1999


                          VOXWARE, INC.
                          (Registrant)



                          By:   /s/ Bathsheba Malsheen
                                ----------------------------------------------
                                Bathsheba Malsheen, President and
                                Chief Executive Officer





                          By:   /s/ Nicholas Narlis
                                ----------------------------------------------
                                Nicholas Narlis, Vice President,
                                Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)