Form 10-Q
period 1999-03-31
VOXWARE INC
filed 1999-05-17
CIK 933454

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999
                                                         --------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.  YES [X]   NO [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                          SHARES OUTSTANDING AT MAY 14, 1999
-----------------------------            ----------------------------------
Common Stock, $.001 par value                       13,343,851

                                  VOXWARE, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION

      ITEM 1.   Consolidated Financial Statements (unaudited)                   PAGE NO.
                                                                                --------
                  Consolidated Statements of Operations
                      Three and Nine Months Ended March 31, 1999 and 1998.......   3

                  Consolidated Balance Sheets
                    March 31, 1999 and June 30, 1998............................   4

                  Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 1999 and 1998...................   5

                  Notes to Consolidated Financial Statements....................   6

      ITEM 2.   Management's Discussion and Analysis of Results of Operations
                and Financial Condition.........................................   8


PART II - OTHER INFORMATION

                Item 5.  Other Information......................................  19

                Item 6.  Exhibits and Reports on Form 8-K.......................  19



SIGNATURES......................................................................  20

PART I - FINANCIAL INFORMATION

         ITEM 1.     FINANCIAL STATEMENTS

                          VOXWARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 MARCH 31,              MARCH 31,
                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
                                              (In thousands, except per share data)
Revenues:
  Product revenues:
       Product sales ..................   $    129    $     --    $    129    $     --
       License fees ...................        210         608         661       2,650
       Royalties and recurring revenues        135         305         457       1,537
                                          --------    --------    --------    --------
               Total product revenues .        474         913       1,247       4,187
  Service revenues ....................        136         393         626         788
                                          --------    --------    --------    --------
       Total revenues .................        610       1,306       1,873       4,975
                                          --------    --------    --------    --------
Cost of revenues:
  Cost of product revenues ............         62          10          62         107
  Cost of service revenues ............         85         160         322         306
                                          --------    --------    --------    --------
       Total cost of revenues .........        147         170         384         413
                                          --------    --------    --------    --------
               Gross profit ...........        463       1,136       1,489       4,562
                                          --------    --------    --------    --------
Operating expenses:
  Research and development ............        544       1,064       1,655       3,839
  Sales and marketing .................        514         865       1,884       2,919
  General and administrative ..........        454         519       1,312       1,669
  Amortization of purchased intangibles        147          --         147          --
                                          --------    --------    --------    --------
       Total operating expenses .......      1,659       2,448       4,998       8,427
                                          --------    --------    --------    --------
       Operating  loss ................     (1,196)     (1,312)     (3,509)     (3,865)
Interest income .......................        118         207         473         649
                                          --------    --------    --------    --------
Net loss ..............................   $ (1,078)   $ (1,105)   $ (3,036)   $ (3,216)
                                          ========    ========    ========    ========

Basic and diluted net loss
  per common share ....................   $  (0.08)   $  (0.08)   $  (0.23)   $  (0.25)
                                          ========    ========    ========    ========

Weighted average number of
  common shares outstanding ...........     13,344      13,086      13,321      12,696
                                          ========    ========    ========    ========

         The accompanying notes are an integral part of these statements

                          VOXWARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,   JUNE 30,
                                                                                1999        1998
                                                                              --------    --------
                                                                                   (unaudited)
                                                                (In thousands, except share and per share data)
                                  ASSETS
Current assets:
     Cash and cash equivalents ............................................   $  1,827    $  9,149
        Short-term investments ............................................      3,516       4,388
     Accounts receivable, net .............................................        804       1,254
     Inventory, net .......................................................        240          --
     Prepaid expenses and other current assets ............................        620         268
     Restricted cash ......................................................        604          --
                                                                              --------    --------
          Total current assets ............................................      7,611      15,059
Property and equipment, net ...............................................        344         407
Intangible assets, net ....................................................      5,153          --
Other assets, net .........................................................        489          91
                                                                              --------    --------
                                                                              $ 13,597    $ 15,557
                                                                              ========    ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses ................................   $  2,296    $  1,097
     Deferred revenues ....................................................         91         219
                                                                              --------    --------
          Total current liabilities .......................................      2,387       1,316
                                                                              --------    --------
Deferred rent .............................................................        282         328
                                                                              --------    --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value, 10,000,000 shares authorized;
        none issued and outstanding .......................................         --          --
     Common stock, $.001 par value, 30,000,000 shares authorized;
       13,343,851 and 13,292,524 shares issued and outstanding at
       March 31, 1999 and June 30, 1998, respectively .....................         13          13
     Additional paid-in capital ...........................................     29,965      29,915
     Unrealized gain on available-for-sale securities .....................          3           2
     Accumulated deficit ..................................................    (19,053)    (16,017)
                                                                              --------    --------
          Total stockholders' equity ......................................     10,928      13,913
                                                                              --------    --------
                                                                              $ 13,597    $ 15,557
                                                                              ========    ========

        The accompanying notes are an integral part of these statements.

                          VOXWARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED MARCH 31,
                                                                              ---------------------------
                                                                                  1999           1998
                                                                              -----------      ----------
                                                                                     (in thousands)
Operating Activities:
   Net loss ..................................................................   $ (3,036)   $ (3,216)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...........................................        302         170
     Provision for doubtful accounts .........................................        105         490
     Stock-based directors' compensation .....................................         --          80

   Changes in assets and liabilities:
     Accounts receivable .....................................................        801         763
     Inventory ...............................................................        (22)         --
     Prepaid expenses and other current assets ...............................       (339)        (33)
     Restricted cash-current .................................................       (604)         --
     Other assets ............................................................       (384)         (9)
     Accounts payable and accrued expenses ...................................        354      (1,060)
     Deferred revenues .......................................................       (160)        (58)
     Deferred rent ...........................................................        (49)         75
                                                                                 --------    --------
        Net cash used in operating activities ................................     (3,032)     (2,798)
                                                                                 --------    --------

Investing Activities:
   Purchases of short-term investments .......................................    (16,831)    (47,783)
   Sales and maturities of short-term investments ............................     17,704      48,044
   Purchases of property and equipment .......................................        (50)        (52)
   Purchase of Verbex Voice Systems, Inc. ....................................     (5,163)         --
                                                                                 --------    --------
        Net cash used in investing activities ................................     (4,340)        209
                                                                                 --------    --------

Financing Activities:
   Proceeds from exercises of common stock options ...........................         19         998
   Issuance of common stock pursuant to Employee
        Stock Purchase Plan ..................................................         31         111
                                                                                 --------    --------
        Net cash provided by financing activities ............................         50       1,109
                                                                                 --------    --------

Decrease in cash and cash equivalents ........................................     (7,322)     (1,480)
Cash and cash equivalents, beginning of period ...............................      9,149      10,627
                                                                                 --------    --------
Cash and cash equivalents, end of period .....................................      1,827       9,147
Short-term investments, end of period ........................................      3,516       5,586
                                                                                 --------    --------
Cash, cash equivalents and short-term investments,
   end of period .............................................................   $  5,343    $ 14,733
                                                                                 ========    ========


SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
        Unrealized gain on short-term investments ............................   $      1    $      5
                                                                                 ========    ========

        The accompanying notes are an integral part of these statements.

                                  VOXWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

           The consolidated financial statements for Voxware, Inc. and its wholly-owned subsidiary, Verbex Acquisition Corporation ("Voxware" or the "Company"), as of March 31, 1999 and for the three and nine month periods ended March 31, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on September 28, 1998, as amended on Form 10-K/A which was filed on October 28, 1998.

            The results of operations for the interim periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999 or any other future periods.


2.     NET LOSS PER SHARE

            The Company has presented net loss per share for the three and nine months ended March 31, 1999 and 1998 pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the three and nine months ended March 31, 1999 and 1998. Due to the Company's net losses for the three and nine months ended March 31, 1999 and 1998, the effect of including outstanding common stock options in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock options have not been included in the calculation of net loss per share, and as a result, basic net loss per share is the same as diluted net loss per share for all periods presented.


3.     REVENUE RECOGNITION

            The Company generates revenues from products and services. Product revenues consist of product sales, license fees, and royalties and recurring revenues. Product sales represent shipments of portable and stationary speech recognition-based products for industrial markets. Revenues from product sales are generally recognized upon shipment. The Company began shipping speech recognition based products subsequent to its acquisition of substantially all of the assets of Verbex Voice Systems, Inc. ("Verbex"), which occurred on February 18, 1999. License fees are generated from licensing the Company's speech compression technologies to customers in the multimedia and consumer devices markets and from licensing the Company's speech recognition-based software applications acquired in the Verbex transaction. License fees are generally recognized upon shipment of the underlying technologies, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Royalties and recurring revenues include royalties, which are generally based on a percentage of licensees' sales or units shipped, and pre-determined periodic license fees. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the Company's technology. Recurring product license fees are generally recognized at the inception of the renewal period, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance support, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year. Service revenues from engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required.

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

            The following reconciles net loss to comprehensive net loss for the three and nine month periods ended March 31, 1999 and 1998:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                            MARCH 31,            MARCH 31,
                                       -----------------------------------------
                                         1999      1998       1999       1998
                                         ----      ----       ----       ----
                                          (IN THOUSANDS)       (IN THOUSANDS)

Net loss ...........................   $(1,078)   $(1,105)   $(3,036)   $(3,216)
Other comprehensive income:
     Unrealized gain on
     available-for-sale securities .         5          2          1          5
                                       -------    -------    -------    -------
Comprehensive net loss .............   $(1,073)   $(1,103)   $(3,035)   $(3,211)
                                       =======    =======    =======    =======


5.     ACQUISITION OF ASSETS OF VERBEX VOICE SYSTEMS, INC.

            On February 4, 1999, Voxware entered into a definitive agreement with Verbex Voice Systems, Inc. ("Verbex") to acquire substantially all of the assets of Verbex for approximately $5.2 million in cash. The Verbex transaction was consummated on February 18, 1999. Since that time, Voxware's primary business focus has been Verbex's business of developing and selling speech recognition products for the warehousing and manufacturing markets as well as other industrial markets. This will include the exploration of strategic alternatives to augment Verbex's business, including mergers, acquisitions and joint ventures.


6.     SALE OF ASSETS TO ASCEND

            On February 4, 1999, the Company entered into a definitive agreement with Ascend Communications, Inc. ("Ascend") to sell to Ascend for approximately $5.1 million in cash substantially all of its assets relating to what has historically been the Company's primary business of developing and licensing speech compression technologies and products. The Company expects that the Ascend transaction will close in June 1999, subject to stockholder approval. The sale does not include Voxware's rights and obligations under its existing license agreements and, as part of the sale, Voxware will receive a license back from Ascend to use the Voxware technology necessary to service its existing licensees. With the consent of Ascend, the Company may also license the speech coding technologies to new licensees for uses that are not competitive with Ascend.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE SUBJECT TO CERTAIN FACTORS WHICH MAY CAUSE THE COMPANY'S PLANS AND RESULTS TO DIFFER. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE APPROVAL OF THE COMPANY'S SALE OF SUBSTANTIALLY ALL OF THE ASSETS RELATING TO WHAT HAS HISTORICALLY BEEN ITS PRIMARY BUSINESS OF DEVELOPING AND LICENSING SPEECH COMPRESSION TECHNOLOGIES AND PRODUCTS TO ASCEND COMMUNICATIONS, INC. ("ASCEND"), THE COMPANY'S ACQUISITION OF SUBSTANTIALLY ALL OF THE ASSETS OF VERBEX VOICE SYSTEMS, INC. ("VERBEX") AND THE COMPANY'S ABILITY TO COMPETE IN VERBEX'S BUSINESS, WHICH IS A NEW LINE OF BUSINESS FOR THE COMPANY, THE RATE OF PROGRESS, IF ANY, OF THE COMPANY'S PRODUCT DEVELOPMENT PROGRAMS AND THE UNCERTAINTY OF ACCEPTANCE OF THE COMPANY'S PRODUCTS IN THE MARKETPLACE, THE HIGHLY COMPETITIVE NATURE OF THE COMPANY'S INDUSTRY AND THE COMPANY'S ABILITY TO COMPETE SUCCESSFULLY, THE COMPANY'S ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, THE COMPANY'S ABILITY TO SUCCESSFULLY ENTER INTO AND MAINTAIN RELATIONSHIPS WITH THIRD PARTIES AND THE COMPANY'S DEPENDENCE ON SUCH THIRD PARTIES TO DEVELOP AND MARKET PRODUCTS USING THE COMPANY'S TECHNOLOGY AND TO DEVELOP A RECURRING REVENUE STREAM TO THE COMPANY, THE COMPANY'S ABILITY TO MANAGE ITS GROWTH, THE COSTS INVOLVED IN OBTAINING AND ENFORCING PATENTS AND ANY NECESSARY LICENSES, THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FUNDS AS NECESSARY, AND THOSE OTHER RISKS DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.


       OVERVIEW

           On February 4, 1999, we entered into the asset purchase agreement with Ascend to sell to Ascend substantially all of our assets relating to what has historically been our primary business of developing and selling speech compression technologies and products. Also on February 4, 1999, we entered into a definitive agreement with Verbex to acquire substantially all of the assets of Verbex. The Verbex transaction was consummated on February 18, 1999. Voxware is now focusing its efforts on Verbex's business of developing and selling speech recognition products for the warehousing and manufacturing markets as well as other industrial markets.

           Prior to its acquisition of Verbex, Voxware historically generated revenues relating to its speech and audio coding business from two sources: fees from software product licenses and fees for services provided. Product revenues consist of two components: software license fees, and royalties and recurring revenues. Voxware licensed its products primarily to software and hardware companies which incorporated Voxware's products and technologies into their products. Arrangements with customers, which were negotiated on a case-by-case basis, historically included one or more of the following: initial license fees, quarterly license fees, annual license fees or royalties based on the licensee's revenue generated or units shipped of products incorporating Voxware's technologies. As a result, the timing and amount of our revenues have been substantially dependent on the timing and efforts of our licensees in developing and marketing products incorporating our products and technologies. Software product revenues are generally recognized upon shipment, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalty revenues are recognized in the period of customer shipment. Service revenues consist of customer maintenance support and engineering fees. Customer maintenance support revenues are recognized over the term of the support period, which typically lasts for one year. Engineering fees are generally recognized upon customer acceptance or upon delivery if customer acceptance is not required. All research and development costs are expensed as incurred.

           The sale to Ascend does not include Voxware's rights and obligations under its existing license agreements. After the sale to Ascend, Voxware will receive licensing revenue from its existing licensees relating to the speech compression technologies sold to Ascend as well as licensing revenue relating to its audio compression technologies not sold to Ascend. Voxware will also have the ability, with the consent of Ascend, to enter into new license agreements relating to the speech compression technologies. We expect that new licensing activity relating to the speech compression technology will decrease significantly after completion of the sale and revenues from licensees of speech and audio compression technologies will become a less significant part of our revenues over time. Therefore, we do not expect revenue from new licensing activity to materially affect our financial position.

           Verbex historically generated revenues primarily from product sales, licenses and development services. Product sales consist of: portable devices used for mobile industrial speech-recognition applications (Verbex's MVP product line); stationary speech-recognition devices, primarily used for warehouse receiving and package sorting applications; and accessories that complemented its product offerings, including microphones, headsets and computer hardware. Verbex also licensed its VCORE speech recognition software application for use in embedded applications, and provided maintenance services to customers, generally under one- to three-year agreements. Development services consist of providing technical resources and assistance to customer-specific development efforts, which include porting Verbex's technology to specific customer platforms. Revenues from product sales are generally recognized when products are shipped.

           The majority of our existing licensees of our speech compression products compete in the multimedia Internet software market, which is a relatively new market, and many of the companies compete against much more established companies and/or have businesses that are relatively immature. We believe that a significant number of our licensees which compete in this market have not incorporated, and may never incorporate, Voxware's technologies into their products. Therefore, we may never derive royalties or other recurring revenues from many of our existing license agreements in the multimedia Internet software market. With respect to IP telephony, deployments in that market have primarily utilized standardized codec technologies (and not Voxware's proprietary codec technologies). In addition, deployments in IP telephony have been characterized by bandwidth-rich managed networks (Intranets), which networks generally do not benefit significantly from low bandwidth solutions such as Voxware's technologies. As a result of these factors, demand for Voxware's technologies in the IP telephony market has not been significant. In connection with the sale to Ascend, we expect to discontinue our activities in the IP telephony market. As a result of the circumstances surrounding development and status of the multimedia and IP telephony markets, among other things, we wrote-off approximately $688,000 in accounts receivable during the year ended June 30, 1998. We believe that all or a portion of the written-off receivables may have been recoverable through certain legal enforcement of the underlying contractual arrangements. However, we made a business decision not to sue or aggressively pursue collection of outstanding payment obligations from these customers because (1) we believe that the impact on our reputation for initiating certain lawsuits or other aggressive collection actions against companies which could potentially be future customers may be more costly than the benefit that could be derived from recoveries of accounts receivable through these means, and (2) the costs of pursuing legal recourse and effectuating collection efforts would likely offset collections, if any. As a result of these factors, we deemed certain of our accounts in multimedia and IP telephony uncollectible, and wrote-off those accounts during fiscal 1998.

           Based on our assessment regarding the multimedia Internet software and IP telephony markets, in fiscal 1998 we shifted our business and marketing emphasis to OEM customers in the electronic devices market.

           Voxware has only a limited operating history upon which an evaluation of Voxware and its prospects can be based. Since its inception, Voxware has incurred significant losses and, as of March 31, 1999, Voxware had an accumulated deficit of $19,053,000. In at least the near term quarters, we expect to incur net losses as we pursue a new line of business. The limited operating history of Voxware makes the prediction of future results of operations impossible, particularly in light of the pending sale of our existing business to Ascend and recent acquisition of the speech recognition systems business of Verbex. Therefore, Voxware's historical revenues should not be taken as indicative of future revenues. In addition, Voxware's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the entrance into a new line of business, the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by our licensees that incorporate our products, the rate of new licensing activity, as well as the termination of existing license agreements, the introduction of new products or services by the Voxware or its competitors, pricing changes in the industry, the degree of success of Voxware's efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by Voxware or its licensees, the level of usage of the Internet, and general economic conditions.


           RESULTS OF OPERATIONS

           THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

           REVENUES

           Total revenues decreased $696,000 from $1,306,000 in the three months ended March 31, 1998 to $610,000 in the three months ended March 31, 1999, reflecting decreases in the amounts of license fees, royalties and recurring revenues and service revenues from our speech compression technology products, partially offset by an increase in Verbex product sales. During the three months ended March 31, 1998, Voxware derived $1,142,000 (87% of total revenues) from multimedia customers versus $263,000 (43% of total revenues) for the three months ended March 31, 1999. The $879,000 decrease in multimedia revenues reflects the deterioration of the multimedia Internet software market for Voxware's speech compression products, and also reflects that revenues earned from major customers during the three months ended March 31, 1998 were not repeated or replaced during the three months ended March 31, 1999. In particular, the amendment of Voxware's agreement with Netscape, under which Voxware derived $400,000 (31% of total revenues) in revenues during the three months ended March 31, 1998 and none during the three months ended March 31, 1999, explains a significant portion of the reduction in Voxware's revenues. We are not currently receiving any revenue from Netscape and we do not anticipate receiving any revenues from Netscape in the future. Additionally, another of Voxware's major customers provided revenues of $100,000 (8% of total revenues) during the three months ended March 31, 1998 and none during the three months ended March 31, 1999.

           In addition, during the three months ended March 31, 1999, Voxware recognized $129,000 of revenue from the sale of speech recognition products which Voxware acquired from Verbex in February 1999. These revenues represent Voxware's first revenues recognized from the sale of Verbex products. We expect that over time, sales of speech recognition products will comprise the most significant portion of our revenue.

           Product revenues decreased $439,000 from $913,000 in the three months ended March 31, 1998 to $474,000 in the three months ended March 31, 1999. The decrease in product revenues reflects a decrease in the amount of license fees recognized during the three months ended March 31, 1999 compared to the amount of license fees recognized during the three months ended March 31, 1998, and a decrease in the amount of royalties and recurring revenues recognized during the period from customers who licensed the Company's products in previous periods. These decreases were partially offset by $129,000 in product sales attributable to shipments of speech-recognition based products resulting from the acquisition of Verbex during the three months ended March 31, 1999. We believe that the factors discussed in the "Overview" above were primarily responsible for the overall decrease in product revenues. For the three month periods ended March 31, 1999 and 1998, 27% and none of the Company's product revenues were attributable to product sales, respectively, 44% and 67% were attributable to license fees, respectively, and 29% and 33% were attributable to royalties and recurring revenues, respectively.

           Service revenues were primarily attributable to customer maintenance support and fees for engineering services. For the three months ended March 31, 1999, service revenues totaled $136,000, reflecting a decrease of $257,000 from service revenues of $393,000 for the three months ended March 31, 1998. The decrease in service revenues is primarily attributable to (i) a decline in customer maintenance support revenues because the Company had a much smaller portfolio of customers to which it provided maintenance support services during the three months ended March 31, 1999 than it did for the three months ended March 31, 1998, and (ii) a decline in development services revenues because of the shift in focus away from a custom development-based OEM business to the operation of Verbex's business. Service revenues for the three months ended March 31, 1999 includes $53,000 earned pursuant to a services agreement between Voxware and Ascend, under which ten of Voxware's engineers performed services for Ascend at various times from February 4, 1999 through March 31, 1999. Ascend has made offers of employment, contingent upon closing of the sale, to those ten employees. All ten employees have accepted those offers. Upon closing of the sale, which is contingent upon stockholder approval, those employees will become employees of Ascend.


           COST OF REVENUES

              Cost of revenues decreased $23,000 from $170,000 for the three months ended March 31, 1998 to $147,000 for the three months ended March 31, 1999. The decrease in cost of revenues was attributable to the decrease in service revenues described above, partially offset by an increase in cost of product revenues associated with the increase in product sales. Cost of product revenues increased $52,000 from the three months ended March 31, 1998 compared to the same period in 1999, reflecting costs associated with shipments of speech-recognition-based hardware products related to the Verbex business. As the Verbex acquisition occurred during the three months ended March 31, 1999, no such products were sold during the three months ended March 31, 1998. As of March 31, 1999, Voxware had a manufacturing staff of three compared to none at March 31, 1998.

              Cost of services revenues consists primarily of the expenses associated with customer maintenance support and engineering services, including employee compensation and equipment depreciation. Cost of service revenues decreased $75,000 from $160,000 in the three months ended March 31, 1998 to $85,000 in the three months ended March 31, 1999. The decrease in cost of service revenues is directly attributable to the decrease in service revenues described above.


           OPERATING EXPENSES

              Total operating expenses decreased by $789,000 (32%) from $2,448,000 in the three months ended March 31, 1998 to $1,659,000 in the three months ended March 31, 1999. The decrease primarily reflects headcount reductions in each of research and development, sales and marketing and administration, and other cost reductions associated with the restructuring of Voxware's business focus over the past several quarters prior to the Ascend and Verbex agreements. As of March 31, 1999, our headcount totaled 42, compared to total headcount of 58 as of March 31, 1998. Additionally, during the three months ended March 31, 1998 Voxware reversed certain accruals recorded in prior periods that were no longer deemed necessary. This reversal decreased operating expenses and cost of revenues by a total of $300,000 during the three months ended March 31, 1998.

              Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses decreased $520,000 (49%) from $1,064,000 in the three months ended March 31, 1998 to $544,000 in the three months ended March 31, 1999. As of March 31, 1999, we had a research and development staff of 18, including the ten engineers providing services to Ascend pursuant to the services agreement referred to in "Services Revenues" above, and eight engineers engaged in the research and development of Verbex's speech recognition-based products business and in supporting Voxware's speech coding business. In comparison , Voxware had 29 engineers in research and development at March 31, 1998. Additionally, during the three months ended March 31, 1998 Voxware reversed certain accruals recorded in prior periods related to research and development that were no longer deemed necessary. This reversal decreased research and development expenses by $63,000 during the three months ended March 31, 1998.

              Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $351,000 (41%) from $865,000 in the three months ended March 31, 1998 to $514,000 in the three months ended March 31, 1999. As of March 31, 1999, Voxware had a sales and marketing staff of ten compared to 15 at March 31, 1998. Additionally, during the three months ended March 31, 1998, Voxware reversed certain accruals recorded in prior periods related to sales and marketing that were no longer deemed necessary. This reversal decreased sales and marketing expenses by $32,000 during the three months ended March 31, 1998.

              General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $65,000 (13%) from $519,000 in the three months ended March 31, 1998 to $454,000 in the three months ended March 31, 1999. The decrease in general and administrative expenses was primarily realized through reductions in personnel, recruitment and general cost savings achieved through expense management. As of March 31, 1999, Voxware had a general and administrative staff of nine compared to 13 at March 31, 1998. Additionally, during the three months ended March 31, 1998, Voxware reversed certain accruals recorded in prior periods related to general and administrative that were no longer deemed necessary. This reversal decreased general and administrative expenses by $175,000 during the three months ended March 31, 1998.

              Amortization of purchased intangibles totaled $147,000 for the three months ended March 31, 1999. These intangibles were included in the assets acquired from Verbex in February 1999. The total amount of intangibles capitalized from the Verbex acquisition approximated $5,300,000, and those intangibles are being amortized over four years.


           INTEREST INCOME

              Interest income decreased $89,000 to $118,000 for the three months ended March 31, 1999 from $207,000 for the three months ended March 31, 1998. The decrease is primarily related to the decrease in Voxware's total cash, cash equivalents and short-term investments portfolio balance as a result of cash used for operations and the acquisition of substantially all of the assets of Verbex for approximately $5,200,000 plus transaction costs in February 1999. As of March 31, 1999, Voxware's cash, cash equivalents and short-term investments portfolio totaled $5,343,000 compared to $14,733,000 at March 31, 1998.


           INCOME TAXES

              As of March 31, 1999, we had approximately $16,900,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of March 31, 1999, we have provided a full valuation allowance on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of considering such factors as our limited operating history, the volatility of the market in which we compete, the operating losses incurred to date and the operating losses anticipated in future periods. We expect to utilize a total of approximately $4,550,000 of our net operating loss carryforwards to offset the gain on the sale of assets to Ascend, subject to stockholder approval of the sale. In the event that the sale is approved, and our net operating loss carryforwards are utilized to offset the gain on the transaction, we expect to have available approximately $12,350,000 of net operating losses to offset future federal taxable income, if any, after the Ascend transaction is consummated.

        NINE MONTHS ENDED MARCH 31, 1999 VERSUS NINE MONTHS ENDED MARCH 31, 1998

        REVENUES

           Total revenues decreased $3,102,000 from $4,975,000 in the nine months ended March 31, 1998 to $1,873,000 in the nine months ended March 31, 1999, reflecting decreases in the amount of license fees, royalties and recurring revenues and service revenues from our speech compression technology products, partially offset by an increase in Verbex product sales. During the nine months ended March 31, 1998, Voxware derived $3,788,000 (76% of total revenues) from multimedia customers versus $879,000 (47% of total revenues) for the nine months ended March 31, 1999. The $2,909,000 decrease in multimedia revenues reflects the deterioration of the multimedia Internet software market for Voxware's speech compression products, and also reflects that revenues earned from major customers during the nine months ended March 31, 1998 were not repeated or replaced during the nine months ended March 31, 1999. In particular, the amendment of Voxware's agreement with Netscape, under which Voxware derived $1,250,000 (25% of total revenues) in revenues during the nine months ended March 31, 1998 and none during the nine months ended March 31, 1999, explains a significant portion of the reduction in Voxware's revenues. We are not currently receiving any revenues from Netscape and we do not anticipate receiving any revenues from Netscape in the future. Additionally, another of Voxware's major customers provided revenues of $650,000 (13% of total revenues) during the nine months ended March 31, 1998 and none during the nine months ended March 31, 1999.

           Voxware also experienced a $548,000 decline in revenues earned from customers in the IP telephony market, primarily due to the factors described in the "Overview" above concerning the decrease in demand for speech compression products such as Voxware's in the IP telephony market. During the nine months ended March 31, 1998, Voxware derived $679,000 (14% of total revenues) from IP telephony customers versus $131,000 (7% of total revenues) during the nine months ended March 31, 1999.

           The declines in multimedia revenues and IP telephony revenues were partially offset by an increase in revenues from electronic devices manufacturers. During the nine months ended March 31, 1998, Voxware derived $508,000 (10% of total revenues) from consumer devices manufacturers versus $704,000 (38% of total revenues) during the nine months ended March 31, 1999. In addition, during the nine months ended March 31, 1999, Voxware recognized $129,000 of revenues from sales of speech recognition products which Voxware acquired from Verbex in February 1999. These revenues represent Voxware's first revenues recognized from the sale of Verbex products. We expect that over time, sales of speech recognition products will comprise the most significant portion of our revenue.

           Product revenues decreased $2,940,000 from $4,187,000 in the nine months ended March 31, 1998 to $1,247,000 in the nine months ended March 31, 1999. The decrease in product revenues reflects a decrease in the amount of license fees recognized during the nine months ended March 31, 1999 compared to the amount of license fees recognized during the nine months ended March 31, 1998, and a decrease in the amount of royalties and recurring revenues recognized during the period from customers who licensed Voxware's products in previous periods. These decreases were partially offset by $129,000 in product sales attributable to shipments of speech-recognition products resulting from the acquisition of Verbex during February 1999. For the nine month periods ended March 31, 1999 and 1998, 10% and none of our product revenues were attributable to product sales, respectively, 53% and 63% were attributable to license fees, respectively, and 37% and 37% were attributable to royalties and recurring revenues, respectively.

           For the nine months ended March 31, 1999, service revenues totaled $626,000, reflecting a decrease of $162,000 from service revenues of $788,000 for the nine months ended March 31, 1998. The decrease in service revenues is primarily attributable to a decline in customer maintenance support revenues because Voxware had a much smaller portfolio of customers to which we provided maintenance support services during the nine months ended March 31, 1999 than we did for the nine months ended March 31, 1998, due to the changes in business focus described above. Service revenues for the nine months ended March 31, 1999 includes $53,000 earned pursuant to a services agreement between Voxware and Ascend, under which ten of Voxware's engineers performed services for Ascend at various times from February 4, 1999 through March 31, 1999. If the Ascend transaction is approved by our stockholders, those ten employees would immediately become employees of Ascend.


           COST OF REVENUES

              Cost of revenues decreased $29,000 from $413,000 for the nine months ended March 31, 1998 to $384,000 for the nine months ended March 31, 1999. The decrease in cost of revenues was attributable to Voxware's discontinuance of the sale of consumer application software products in connection with its shift to an OEM model, offset by an increase in cost of product revenues associated with shipments of the newly acquired Verbex speech recognition-based hardware products. As of March 31, 1999, as a result of the Verbex acquisition, Voxware had a manufacturing staff of three compared to none at March 31, 1998.

              Cost of services revenues consists primarily of the expenses associated with customer maintenance support and engineering services, including employee compensation and equipment depreciation. Cost of service revenues increased $16,000 from $306,000 in the nine months ended March 31, 1998 to $322,000 in the nine months ended March 31, 1999. The increase in cost of service revenues is attributable to an increase in development services performed during the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998. Development services in the nine months ended March 31, 1999 include services rendered under Voxware's services agreement with Ascend. The increase was partially offset by a decrease in maintenance support revenues provided during the period.

           OPERATING EXPENSES

              Total operating expenses decreased by $3,429,000 (41%) from $8,427,000 in the nine months ended March 31, 1998 to $4,998,000 in the nine months ended March 31, 1999. The decrease primarily reflects headcount reductions in each of research and development, sales and marketing and administration, and other cost reductions associated with the restructuring of Voxware's business focus over the past several quarters prior to the Ascend and Verbex agreements. As of March 31, 1999, our headcount totaled 42 compared to total headcount of 58 as of March 31, 1998. Additionally, during the nine months ended March 31, 1998, Voxware reversed certain accruals recorded in prior periods that were no longer deemed necessary. This reversal decreased operating expenses and cost of revenues by a total of $650,000 during the nine months ended March 31, 1998.

              Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses decreased $2,184,000 (57%) from $3,839,000 in the nine months ended March 31, 1998 to $1,655,000 in the nine months ended March 31, 1999. As of March 31, 1999, we had a research and development staff of 18, including the ten engineers providing services to Ascend pursuant to the services agreement referred to in "Services Revenues" above, and eight engineers engaged in the research and development of Verbex's speech recognition-based products business and in supporting Voxware's speech coding business. In comparison , Voxware had 29 engineers in research and development at March 31, 1998. Additionally, during the nine months ended March 31, 1998, Voxware reversed certain accruals recorded in prior periods related to research and development that were no longer deemed necessary. This reversal decreased research and development expenses by $63,000 during the nine months ended March 31, 1998.

              Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $1,035,000 (35%) from $2,919,000 in the nine months ended March 31, 1998 to $1,884,000 in the nine months ended March 31, 1999. As of March 31, 1999, Voxware had a sales and marketing staff of ten compared to 15 at March 31, 1998. Additionally, during the nine months ended March 31, 1998, Voxware reversed certain accruals recorded in prior periods related to sales and marketing that were no longer deemed necessary. This reversal decreased sales and marketing expenses by $189,000 during the nine months ended March 31, 1998.

              General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $357,000 (21%) from $1,669,000 in the nine months ended March 31, 1998 to $1,312,000 in the nine months ended March 31, 1999. The decrease in general and administrative expenses was primarily realized through reductions in personnel, recruitment and general cost savings achieved through expense management. As of March 31, 1999, Voxware had a general and administrative staff of nine compared to 13 at March 31, 1998. Additionally, during the nine months ended March 31, 1998, Voxware reversed certain accruals recorded in prior periods related to general and administrative that were no longer deemed necessary. This reversal decreased general and administrative expenses by $369,000 during the nine months ended March 31, 1998.

              Amortization of purchased intangibles totaled $147,000 for the nine months ended March 31, 1999. These intangibles were included in the assets acquired from Verbex in February 1999. The total amount of intangibles capitalized from the Verbex acquisition approximated $5,300,000, and those intangibles are being amortized over four years.


           INTEREST INCOME

              Interest income decreased $176,000 to $473,000 for the nine months ended March 31, 1999 from $649,000 for the nine months ended March 31, 1998. The decrease is primarily related to the decrease in Voxware's total cash, cash equivalents and short-term investments portfolio balance as a result of cash used for operations and the acquisition of substantially all of the assets of Verbex for approximately $5,200,000 plus transaction costs in February 1999. As of March 31, 1999, Voxware's cash, cash equivalents and short-term investments portfolio totaled $5,343,000 compared to $14,733,000 at March 31, 1998.


           INCOME TAXES

              As of March 31, 1999, we had approximately $16,900,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of March 31, 1999, we have provided a full valuation allowance on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of considering such factors as our limited operating history, the volatility of the market in which we compete, the operating losses incurred to date and the operating losses anticipated in future periods. We expect to utilize a total of approximately $4,550,000 of our net operating loss carryforwards to offset the gain on the sale of assets to Ascend, subject to stockholder approval of the sale. In the event that the sale is approved, and our net operating loss carryforwards are utilized to offset the gain on the transaction, we expect to have available approximately $12,350,000 of net operating losses to offset future federal taxable income, if any, after the Ascend transaction is consummated.


       LIQUIDITY AND CAPITAL RESOURCES

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

              As of March 31, 1999, we had a total of $5,343,000 in cash, cash equivalents and short-term investments consisting of $1,827,000 of cash and cash equivalents and $3,516,000 in short-term investments. We expect the sale of assets to Ascend for $5,100,000 to be consummated in June 1999, subject to stockholder approval. If the transaction is approved by our stockholders, we will receive $4,146,000 on the date of the closing of the transaction and $750,000 will be placed in escrow for a period of 18 months to secure our indemnification obligations. Voxware received a deposit of $204,000 from Ascend in January 1999, which is included in restricted cash-current in the March 31, 1999 balance sheet because we will be required to refund that deposit to Ascend in the event the transaction is not approved by Voxware's stockholders. Our cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, we have primarily financed its operations through the sale of equity securities.

              Cash of $3,032,000 and $2,798,000 was used to fund operations for the nine months ended March 31, 1999 and 1998, respectively. Cash used to fund operations was attributable to the net loss plus the effect of non cash charges for depreciation and amortization and the provision for doubtful accounts in fiscal 1999 and 1998, a non cash charge for stock-based directors' compensation in fiscal 1998, plus the effects of changes in operating assets and liabilities in fiscal 1999 and 1998. For the nine months ended March 31, 1999, cash used in investing activities was $4,340,000, which consisted of $5,163,000 in cash paid for the Verbex business and $50,000 in net purchases of property and equipment, offset by $873,000 in net sales and maturities of short-term investments. Cash provided by investing activities totaled $209,000 for the nine months ended March 31, 1998, which reflected $261,000 in net sales and maturities of short-term investments, offset by $52,000 in equipment purchases. For the nine months ended March 31, 1999 and 1998, cash provided by financing activities totaled $50,000 and $1,109,000, respectively. These amounts reflect proceeds from exercises of common stock options of $19,000 and $998,000, respectively, for the nine months ended March 31, 1999 and 1998, and proceeds from the issuance of common stock pursuant to the Company's Employee Stock Purchase Plan of $31,000 and $111,000, respectively, for the nine months ended March 31, 1999 and 1998.

              We have a $2,000,000 revolving line of credit with Silicon Valley Bank. Borrowings under the credit facility will bear interest at the bank's prime lending rate. As amended on February 1, 1999, the credit facility requires Voxware to secure all indebtedness with cash held at the bank's offices in an amount not less that 100% of the outstanding amount of all indebtedness we owe to the bank. The credit facility requires payment of all outstanding principal, if any, plus all accrued interest on March 30, 2000. In connection with the lease of our office facility, we have outstanding a $300,000 standby letter of credit at March 31, 1999 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that we default on the lease. As required by the credit facility, we have secured the $300,000 standby letter of credit with cash that is included in other assets, net in the March 31, 1999 balance sheet. In addition to the credit facility, the agreement with Silicon Valley Bank provides a lease component in the amount of $1,500,000 for the purpose of providing a facility for the financing of the lease payments that we owe to an equipment lessor, of which approximately $48,000 was outstanding as of March 31, 1999.

           We have no material commitments for capital expenditures except for those under operating leases for our facilities and leased equipment. At March 31, 1999, our working capital totaled approximately $5,224,000. We believe that our current cash, cash equivalents and short-term investments balances, together with the approximately $4,896,000 in cash to be received assuming consummation of the Ascend transaction, will be sufficient to fund our working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of, or investments in businesses, products and technologies for at least twelve months beyond March 31, 1999.

              YEAR 2000 COMPLIANCE

              The efficient operation of Voxware's business is dependent in part on computer software programs and operating systems which it uses internally (collectively, the "Internal Programs and Systems"). Voxware's Internal Programs and Systems consist of our accounting system, inventory system, payroll system, electronic mail system, telephone and PBX systems, and UNIX and Microsoft Windows NT servers. All of these systems are based in-house, with the exception of the payroll system, which is based at the vendor's facility.

              We have been evaluating our Internal Programs and Systems to identify potential Year 2000 compliance problems. We have primarily conducted these evaluations and assessments using Voxware s information technology personnel, including coordinating evaluations and assessments with the respective vendors of these computer software programs and operating systems. These actions are necessary to ensure that the Internal Programs and Systems will be Year 2000 compliant. Based on present information, we believe that we will be able to achieve Year 2000 compliance through a combination of modification of some existing Internal Programs and Systems and the replacement of other Internal Programs and Systems with new programs and systems that are already Year 2000 compliant.

              Our accounting system, which covers Voxware's entire business, including the former Verbex business, is not yet Year 2000 compliant. Issues have been identified and Voxware is assessing whether to modify or replace the accounting system. Voxware estimates the cost to replace the accounting system at $25,000. Voxware will determine whether to replace the accounting system with one that is Year 2000 compliant after completion of the audit for the year ending June 30, 1999. Voxware is confident that, if necessary, the new accounting system which is Year 2000 compliant will be operational long before December 31, 1999.

              We have recently completed the upgrade of our inventory system to one that is Year 2000 compliant at a cost of approximately $10,000, which was paid for by Verbex prior to the acquisition of Verbex. Voxware did not have, and had no need for an inventory system until the acquisition of Verbex.

              We have been informed by ADP, our outside payroll processor, that our payroll system is Year 2000 compliant.

              We have been informed by the vendor of our e-mail system that the system is Year 2000 compliant. We are conducting our own internal assessment of the e-mail system and we expect that assessment to be completed by the third calendar quarter of 1999. We believe that, to the extent that e-mail system is not Year 2000 compliant, we can receive an upgrade from the vendor or replace the system on a timely basis at no cost or at minimal cost.

              Our telephone and PBX systems have been upgraded to be Year 2000 compliant.

              We have no reason to believe that UNIX and Microsoft Windows NT servers are not Year 2000 compliant or, to the extent that they are not compliant, that the vendors will not make appropriate upgrades available to all of their customers at no cost or at minimal cost.

              In addition to our Internal Programs and Systems, the products we sell and license externally to customers (collectively, the "External Programs"), have been assessed for Year 2000 compliance. With respect to the speech compression technologies and products historically sold by Voxware, we are not aware of any Year 2000 issues. Verbex had assessed its products, the MVP, Speech Commander and our stationary boards. Verbex concluded that it could be advisable for the users of those products to take precautions to mitigate possible Year 2000 issues, such as not operating the product during the period of time when the calendar changes from December 31, 1999 to January 1, 2000. We have hired the director of engineering at Verbex in connection with the Verbex acquisition and we have commenced our own review of the Year 2000 compliance of Voxware's External Programs. While Voxware is not yet aware of any Year 2000 issues with our External Programs that are expected to have a material financial impact on Voxware as a result of our assessments to date, we continue to assess our External Programs. Should we identify any material Year 2000 problems, we are currently setting up a process that will enable us to contact our customers promptly so that we can provide instructions to mitigate or avert Year 2000 issues related to the External Programs. We cannot assure you however, that in the event that we encounter Year 2000 issues, we will be able to provide adequate instructions, or that our instructions will mitigate or avert Year 2000 issues related to our External Programs. We may need to recall products and undertake to modify, upgrade or replace the products. Any such undertaking could be expensive and could have a material adverse effect on Voxware and its financial condition.

              To date, costs incurred in evaluating our Internal Programs and Systems and External Programs have not been material. Anticipated costs necessary to complete evaluations of our Internal Programs and Systems and complete modifications and/or replacements are not expected to be material. We expect that the total cost of these efforts and upgrades should not exceed $50,000, including the cost of a new accounting system and the upgraded inventory system described above. Voxware further estimates that less than than $20,000 of internal labor costs have been incurred to date for personnel working to resolve Year 2000 issues. We cannot assure you that our efforts and the efforts of our vendors will be successful in making all of our systems and products Year 2000 compliant or that the cost and time required to achieve Year 2000 compliance will not exceed our current estimates. As a result, and due to uncertainty of the potential impact that Year 2000 issues may have on Voxware, there can be no assurance that Year 2000 issues will not have a material impact on our future results of operations or financial condition.

              Voxware expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations. However, Voxware believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting Voxware or its customers have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, Voxware believes that the following consequences are possible:

                   o a significant number of operational inconveniences and inefficiencies for Voxware and its customers that will divert management's time and attention and financial and human resources from ordinary business activities;

                   o a lesser number of serious system failures that will require significant efforts by Voxware or its customers to prevent or alleviate material business disruptions;

                   o several routine business disputes and claims for pricing adjustments or penalties due to Year 2000 problems by customers, which will be resolved in the ordinary course of business; and

                   o a few serious business disputes alleging that Voxware failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

                  Voxware is currently formulating contingency plans for each of its material systems. We believe that our accounting and inventory systems are our most important Internal Systems for which to ensure Year 2000 compliance. We believe that the inventory system is Year 2000 compliant and that the accounting system can be made Year 2000 compliant or replaced at a reasonable cost as set forth above. We will continue to work closely with the vendors of these systems to assure Year 2000 compliance.

         PART II - OTHER INFORMATION

              Item 5.      Other Information.
              On February 4, 1999, the Company entered into a definitive agreement with Ascend Communications, Inc. ("Ascend") to sell to Ascend for approximately $5.1 million in cash consideration substantially all of its assets relating to what has historically been its primary business of developing and commercializing voice processing technologies and products. Also on February 4, 1999, Voxware entered into a definitive agreement with Verbex Voice Systems, Inc. ("Verbex") to acquire substantially all of the assets of Verbex for approximately $5.2 million in cash. The Verbex transaction closed on February 18, 1999 and the Company expects that the Ascend transaction will be consummated, subject to stockholder approval, in June 1999. After consummation of the transactions, Voxware is now focusing its efforts on the development of Verbex's business, which is the development and commercialization of speech recognition systems for the warehousing and manufacturing markets and other industrial markets. This will include the exploration of strategic alternatives to augment Verbex's business, including mergers, acquisitions and joint ventures. In addition, the sale to Ascend does not include Voxware's rights and obligations under its existing license agreements and, as part of the transaction, Voxware will receive a license back from Ascend of the Voxware technologies necessary to service its existing licensees. The license will also allow Voxware, with the consent of Ascend, to license those technologies to new licensees for certain limited uses. Voxware will be precluded from licensing the technologies licensed back from Ascend to the Internet Protocol telephony markets, and potentially to other markets, subject to the consent required from Ascend. After the sale to Ascend, Voxware expects to continue to have limited licensing revenue and to engage in a limited amount of additional licensing activity relating to the speech compression technologies sold to Ascend, primarily from licensing activities in the multimedia and consumer devices markets.


              Item 6.    Exhibits and Reports on Form 8-K.
                               Exhibits:

                               2.1   Asset Purchase Agreement dated as of
                                     February 4, 1999 by and between Ascend
                                     Communications, Inc. and Voxware, Inc.*

                               2.2 Acquisition Agreement by and among Voxware, Inc., Verbex Acquisition Corporation and Verbex Voice Systems, Inc. dated as of February 4, 1999.*

                               27.1 Financial Data Schedule (FDS) for current reporting periods ended March 31, 1999.

                         (b)   Reports on Form 8-K.
                               Current Report on Form 8-K filed on February 9, 1999 (relating to the sale of the Company's speech coding technology to Ascend Communications, Inc. and the purchase of certain assets and liabilities of Verbex Voice Systems, Inc.). Amendment to previously filed Form 8-K filed on Form 8-K/A on May 4, 1999.


         *    previously filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:  May 14, 1999


                                    VOXWARE, INC.
                                    (Registrant)



                                    By: /s/ BATHSHEBA J. MALSHEEN
                                        ----------------------------------------
                                            Bathsheba J. Malsheen, President and
                                            Chief Executive Officer




                                    By: /s/ NICHOLAS NARLIS
                                        ----------------------------------------
                                            Nicholas Narlis, Vice President,
                                            Chief Financial Officer,
                                            Treasurer and Secretary
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)