Form 10-K/A
period 1998-07-30
VOXWARE INC
filed 1999-08-12
CIK 933454

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------
                                Amendment No. 1

                                       to
                                  FORM 10-K/A

[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 For the fiscal year ended June 30, 1998
                                            ---------------

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from
                                                          ------------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $13,860,626 as of July 31, 1999, based upon the closing sale price of the Common Stock as quoted on the Nasdaq National Market. This amount excludes an aggregate of 3,075,580 shares of Common Stock held by executive officers, directors and by each entity that owns 5% or more of the Common Stock outstanding at July 31, 1999. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares of the registrant's Common Stock outstanding as of July 31, 1999 was 13,392,617.

                                    PART II

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

  In fiscal 1997, the Company had accrued certain expenses in its reported results primarily relating to estimated recruiting and relocation costs in connection with filling certain management and operational positions. These accruals totaled $185,000. In fiscal 1998, these accrued expenses were reversed. To correct for this error, the Company has restated its fiscal 1997 and 1998 financial statements to eliminate the unnecessary accruals in fiscal 1997 and their reversal into income in fiscal 1998.

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

GROSS PROFIT

COST OF PRODUCT REVENUES. Cost of product revenues consists primarily of costs of licensed technology. Cost of product revenues totaled $142,000 or 3% of product revenues for the year ended June 30, 1998 compared to $178,000 or 2% of product revenues for the year ended June 30, 1997. The decrease in cost of product revenues is directly attributable to the decrease in product revenues recognized during those periods.

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

OPERATING EXPENSES

    Total operating expenses decreased $3,981,000 (27%) from $15,018,000 in fiscal 1997 to $11,037,000 in fiscal 1998. This decrease in total operating expenses primarily reflects headcount reductions in application development and support and other cost reductions associated with the aforementioned strategic restructuring of the Company's business focus. A significant number of the Company's personnel were engaged in researching, marketing and selling products in the consumer application software market during fiscal 1997. During fiscal 1998, the Company restructured its business away from consumer application software and toward an OEM (original equipment manufacturer) model primarily targeting the consumer devices and wireless communications markets, which requires fewer personnel (including employees and independent contractors) than the consumer application software business focus in fiscal 1997. As of June 30, 1998, the Company's resources were primarily dedicated to an OEM (original equipment manufacturer) model targeting the consumer devices and wireless communications markets. As of June 30, 1998, the Company's headcount totaled 46, compared to 91 as of June 30, 1997. In connection with the decrease in headcount, in July 1998 the Company entered into a Sublease Agreement under which the Company subleased approximately 47% of the space in its Princeton office facility. The initial term of that Sublease Agreement will expire on May 31, 2003.

  In comparing fiscal 1998 to fiscal 1997, the overall decrease in total operating expenses was comprised of a $3,070,000 (39%) decrease in research and development expenses, a $174,000 (4%) decrease in sales and marketing expenses, and a $737,000 (23%) decrease in general and administrative expenses. During fiscal 1998, the Company decreased accrued expenses approximately $465,000 through reducing operating expenses by the same amount. This amount related to estimates accrued in previous periods for certain liabilities and contingencies which are no longer deemed necessary. The accrued expenses decrease during fiscal 1998 related to: a legal contingency reserve of $300,000 (included in general and administrative); software costs totaling $110,000 ($14,000 included in research and development, $82,000 included in sales and marketing, and $14,000 included in general and administrative); and officer bonus accruals of $55,000 (included general and administrative). In total, as a result of these reversals of liabilities accrued in prior periods, fiscal 1998 operating expenses were reduced by the following amounts and in their respective line items of the statement of operations: research and development ($14,000); sales and marketing ($82,000); general and administrative ($369,000).

  The legal contingency reserve relates to a loss contingency accrual of $250,000 and estimated legal costs of $50,000 accrued during the quarter ended September 30, 1996 in accordance with SFAS #5 "Accounting for Contingencies."
As noted under the heading "Uncertainty Regarding Patents and Proprietary Rights" on page 9 of the Company's Form S-1, which became effective October 30, 1996, Elk Industries, Inc. ("Elk Industries") asserted in two letters to Voxware during the quarter ended September 30, 1996 that Voxware's "Internet-based streaming audio systems" infringe U.S. Patent No. 4,124,773 owned by Elk Industries. At that time, the Company was engaged in marketing to vendors of Internet-based streaming applications, including the Company's major customer, Netscape. During the quarter ended September 30, 1996, the Company accrued the amounts noted above in accordance with its policy of accruing the probable estimated loss from legal claims upon receiving notice of such claims. The amount of this accrual represented an estimate of what the Company believed would be the minimum amount necessary to settle the claim of Elk Industries. During the quarter ended December 31, 1997, the Company re-evaluated the risk and considered that, among other things, (1) approximately one year had passed without receiving any additional letters or other communications in regard to this issue, and (2) the Company no longer viewed its sales opportunity in the Internet-based streaming applications market to be substantial. As a result, the Company determined that the risk of loss under this contingency was now deemed minimal and reversed the accrual against the general and administrative line item of the statement of operations.

  The software costs accrual relates to an accrual for a software purchase that was intended to provide a Company-wide solution, primarily for contract and account management for sales and marketing purposes, and also for product quality assurance and certain financial purposes. In January 1997, the Company signed a software license agreement with a vendor for an approximate value of $110,000. Subsequent to signing the agreement, the Company became aware that the software package did not have the capabilities to meet the Company's requirements. The Company returned the software to the vendor, but recorded an accrual on the books until it appeared probable that the vendor would not enforce the contract and pursue legal action against the Company. During the quarter ended March 31, 1998, after approximately one year had passed since the Company returned the software to the vendor, and since the Company had not been notified by the vendor of any claim, the Company determined that the accrual was unnecessary and reversed the accrual to the respective line items of the statement of operations.

  The officer bonus accrual was originally recorded as of June 30, 1997 as an estimated bonus of (including payroll taxes) for the year then ended for its then President and Chief Executive Officer, Michael Goldstein. In fiscal 1998 (approximately up until Mr. Goldstein's resignation in October 1997), the Board of Directors considered whether to pay Mr. Goldstein any bonus for the year ended June 30, 1997. In fiscal 1998, after Mr. Goldstein resigned (and the Company decided not to pay him any bonus for the year ended June 30, 1997), the Company reversed this accrual to the general and administrative line item in the statement of operations.

RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses decreased $3,070,000 from $7,796,000 in fiscal 1997 to $4,726,000 in fiscal
1998. This decrease in research and development expenses primarily resulted from restructuring the Company's business focus away from consumer application software and toward an OEM (original equipment manufacturer) model, which requires fewer personnel (including employees and independent contractors) than a consumer application software business model. As of June 30, 1998, the Company had a research and development staff of 24 compared to 49 at June 30, 1997. The Company expects to continue to invest in research and development projects that may provide additional technologies and products for its targeted markets. As such, the Company expects near term quarterly research and development expenditures to remain relatively consistent with the level incurred during the fourth quarter of fiscal 1998. During the fourth quarter of fiscal 1998, the Company's research and development expenses totaled approximately $838,000. Refer to the disclosure in Operating Expenses above for further discussion of reversals of accrued liabilities which reduced research and development expenses reported for fiscal 1998 by $14,000.

SALES AND MARKETING. Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses, trade shows and costs of promotional materials. Sales and marketing expenses decreased $174,000 from $4,018,000 in fiscal 1997 to $3,844,000 in fiscal 1998. This decrease in sales and marketing expenses was primarily due to the restructuring of the Company's focus to an OEM model, which requires less promotion and marketing than the previous consumer application software business model, as well as a decrease in the size of the Company's sales force and marketing staff from 24 at June 30, 1997 to 12 at June 30, 1998. The decreases realized from the business model transition were partially offset by increases in expenses related to the Company's sales offices in Europe and Asia which were opened during the fourth quarter of fiscal 1997, and expenses incurred in connection with the formation of a product management and marketing function for the purpose of employing an OEM business model in its target markets. The Company expects near term quarterly sales and marketing expenditures to remain relatively consistent with the level incurred during the fourth quarter of fiscal 1998. During the fourth quarter of fiscal 1998, the Company's sales and marketing expenses totaled approximately $818,000. If the Company is successful in significantly increasing its revenues, the Company anticipates increasing the level of quarterly sales and marketing expenditures in order to expand its sales force and marketing efforts, as necessary. Refer to the disclosure in Operating Expenses above for further discussion of reversals of accrued liabilities which reduced sales and marketing expenses reported for fiscal 1998 by $82,000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $737,000 from $3,204,000 in fiscal 1997 to $2,467,000 in fiscal 1998. The decrease in general and administrative expenses was primarily realized through reductions in personnel, recruitment and general cost savings achieved through expense management. As of June 30, 1998, the Company had a general and administrative staff of 10 compared to 18 at June 30, 1997. The Company believes that the current size of the general and administrative staff is appropriate for fiscal 1999, and expects near term quarterly general and administrative expenditures to remain relatively consistent with the level incurred during the fourth quarter of fiscal 1998, exclusive of approximately $300,000 of non-recurring charges incurred during that quarter. These non-recurring charges consisted of (i) severance and related charges of $161,000 for the Company's former Executive Vice President and Chief Financial Officer and
(ii) charges of $139,000 for the termination of leases for computers and related equipment which was no longer needed by the Company as a result of the Company's downsizing. During the fourth quarter of fiscal 1998, the Company's general and administrative expenses totaled approximately $798,000. Refer to the disclosure in Operating Expenses above for further discussion of reversals of accrued liabilities which reduced general and administrative expenses reported for fiscal 1998 by $369,000.

INTEREST INCOME. Interest income increased $122,000 from $722,000 in fiscal 1997 to $844,000 in fiscal 1998. This increase in interest income primarily relates to the timing of the Company's Initial Public Offering ("IPO"), which closed during November and December 1996 (see "Liquidity and Capital Resources" below). As the IPO occurred approximately four months after the start of fiscal 1997, the Company earned approximately eight months' interest income on the remaining net proceeds from the IPO during fiscal 1997, as compared to a full year's interest income earned on the remaining net proceeds from the IPO during fiscal 1998. The Company anticipates near term quarterly interest income to decrease from the level earned during fiscal 1998 in connection with an anticipated decrease in cash, cash equivalents and short-term investments associated with the Company's expected net losses in at least the near term quarters.

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

GROSS PROFIT

COST OF PRODUCT REVENUES. Cost of product revenues consisted primarily of costs of licensed technology, product media and duplication, manuals and packaging materials related to licenses of the Company's products to new customers. Cost of product revenues totaled $178,000 or 2% of product revenues for the year ended June 30, 1997 compared to $17,000 or 1% of product revenues for the year ended June 30, 1996. The increase in cost of product revenues for the year ended June 30, 1997 compared to the year ended June 30, 1996 was directly attributable to the increase in product revenues recognized during those periods.

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

OPERATING EXPENSES. Operating expenses increased $10,457,000 from $4,561,000 in fiscal 1996 to $15,018,000 in fiscal 1997, reflecting significant increases in costs associated with the development of infrastructure, rapid growth and increased efforts to commercialize the Company's products and services.

RESEARCH AND DEVELOPMENT. Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses increased $5,299,000 from $2,497,000 in fiscal 1996 to $7,796,000 in fiscal
1997. This increase in research and development expenses was primarily due to increasing the research and development staff from 33 at June 30, 1996 to 49 at June 30, 1997, increases in external consulting costs and costs associated with developing and enhancing the functionality of the Company's family of products.

SALES AND MARKETING. Sales and marketing expenses consist primarily of employee compensation (including direct sales commissions), travel expenses, trade shows and costs of promotional materials. Sales and marketing expenses increased $2,934,000 from $1,084,000 in fiscal 1996 to $4,018,000 in fiscal 1997. This increase in sales and marketing expenses was primarily due to the expansion of the Company's sales force and marketing staff from 8 at June 30, 1996 to 24 at June 30, 1997, and increased expenses associated with the promotion and marketing of the Company's products and services.

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

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) List of documents filed as part of this Form 10-K/A:

  1. FINANCIAL STATEMENTS. The financial statements listed in the accompanying Index to Financial Statements appearing on page F-1 are filed as part of this annual report on Form 10-K/A.

  2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of the Company for each of the years ended June 30, 1996, 1997 and 1998 is filed as part of this Form 10-K/A and should be read in conjunction with the Financial Statements, and related notes thereto, of the Company.

                                 VOXWARE, INC.
                 Schedule IIValuation and Qualifying Accounts
                        Allowance for Doubtful Accounts
                    Years Ended June 30, 1996, 1997 and 1998
                                 (in thousands)


                                  Balance at         Charged to
                                 Beginning of        Costs and                              Balance at
                                    Period            Expenses        Deductions           End of Period
--------------------------------------------------------------------------------------------------------
Year ended June 30, 1996         $                     $ 25           $                       $ 25
                                 ===========           =========      ==========              =========
Year ended June 30, 1997         $ 25                  $467           $ 92                    $400
                                 ===========           =========      ==========              =========
Year ended June 30, 1998         $400                  $795           $688                    $507
                                 ===========           =========      ==========              =========


  Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

  3. EXHIBITS. The following is a list of Exhibits filed as part of this Annual Report on Form 10-K/A. Where so indicated by footnote, Exhibits which were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

Exhibit No.    Description
-----------    -----------

2.1 Asset Purchase Agreement dated as of February 4, 1999 by and between Ascend Communications, Inc. and Voxware, Inc.**(1)
2.2 Acquisition Agreement by and among Voxware, Inc., Verbex Acquisition Corporation and Verbex Voice Systems, Inc. dated as of February 4, 1999. **(1)
3.1            Certificate of Incorporation, as amended.**(2)
3.2            Bylaws.**(2)
10.1           Voxware, Inc. 1994 Stock Option Plan.**(2)
10.2           Form of Voxware, Inc. Stock Option Agreement.**(2)
10.3           Form of Indemnification Agreement.**(2)
10.9 Technology Transfer Agreement Effective May 19, 1995, between Suat Yeldener Ph.D.
               and Voxware, Inc.**(2)+
10.16 Lease, dated April 10, 1996, between College Road Associates, Limited Partnership and the Company.**(2)

10.20          1996 Employee Stock Purchase Plan.**(2)
10.22          Loan Agreement dated October 31, 1996 between Silicon Valley and the Company.**(3)
10.23          Loan Modification Agreement dated May 5,1997 between Silicon
               Valley and the Company.**(4)
10.27          Employment Agreement dated August 13, 1998, with Bathsheba J.
               Malsheen.**(5)
10.28          Employment Agreement dated August 13, 1998, with Nicholas
               Narlis.** (5)
23.1           Consent of Arthur Andersen LLP.*
27.1           Financial Data Schedule for current reporting periods ended June
               30, 1998.**(5)
27.2           Restated Financial Data Schedule for reporting periods ended June
               30, 1998 and 1997.*
99             Important Factors Regarding Forward-Looking Statements.**(5)
-------------
*   Filed herewith.
** Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:
    (1) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999.
    (2) Filed in connection with Registration Statement on Form S-1 (File Number 33-08393).
    (3) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996.
    (4) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997.
    (5) Filed in connection with the Company's annual report on Form 10-K for the year ended June 30, 1998.
+  Confidential treatment has been granted for portions of such document.
    (b)  Reports on Form 8-K:

   No Current Report on Form 8-K was filed by the Company in the fourth quarter ended June 30, 1998.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VOXWARE, INC.


                              By: /s/ Bathsheba Malsheen
                                 ------------------------------
                              Bathsheba Malsheen, President and
                              Chief Executive Officer

                                 VOXWARE, INC.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants.................................... F-2
Balance Sheets.............................................................. F-3
Statements of Operations.................................................... F-4
Statements of Redeemable Convertible Preferred Stock and
  Stockholders' Equity (Deficit)............................................ F-5
Statements of Cash Flows.................................................... F-6
Notes to Financial Statements............................................... F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Voxware, Inc.:

  We have audited the accompanying balance sheets of Voxware, Inc. (a Delaware corporation) as of June 30, 1998 and 1997 (as revised, see Note 1) and the related statements (as revised, see Note 1) of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                          /s/ Arthur Andersen LLP

Roseland, New Jersey
August 2, 1999

                                 VOXWARE, INC.

                                 BALANCE SHEETS

                                                                 June 30,
                                                              ----------------
                                                               1997     1998
                                                              -------  -------
                                                              (In thousands,
                                                                  except
                                                               share and per
                                                                share data)
                                                              ----------------
                                   ASSETS
Current assets:
  Cash and cash equivalents.................................. $10,627  $ 9,149
  Short-term investments.....................................   5,842    4,388
  Accounts receivable, net...................................   2,822    1,254
  Prepaid expenses and other current assets..................     309      268
                                                              -------  -------
    Total current assets.....................................  19,600   15,059
Property and equipment, net..................................     566      407
Other assets, net............................................      55       91
                                                              -------  -------
                                                              $20,221  $15,557
                                                              =======  =======
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...................... $ 2,127  $ 1,097
  Deferred revenues..........................................     477      219
                                                              -------  -------
    Total current liabilities................................   2,604    1,316
                                                              -------  -------
Deferred rent................................................     241      328
                                                              -------  -------
Commitments and contingencies (Note 9)
Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized; none issued and outstanding...................     --       --
  Common stock, $.001 par value, 30,000,000 shares
   authorized; 12,497,258 and 13,292,524 shares issued and
   outstanding at June 30, 1997 and 1998, respectively.......      13       13
  Additional paid-in capital.................................  28,488   29,915
  Unrealized gain (loss) on available-for-sale securities....      (2)       2
  Accumulated deficit........................................ (11,123) (16,017)
                                                              -------  -------
    Total stockholders' equity...............................  17,376   13,913
                                                              -------  -------
                                                              $20,221  $15,557
                                                              =======  =======


        The accompanying notes are an integral part of these statements.

                                 VOXWARE, INC.

                            STATEMENTS OF OPERATIONS

                                                      Year Ended June 30,
                                                    -------------------------
                                                     1996     1997     1998
                                                    -------  -------  -------
                                                     (In thousands, except
                                                        per share data)
                                                    -------------------------
Revenues:
  Product revenues:
    License fees................................... $ 1,256  $ 5,432  $ 2,935
    Royalties and recurring revenues...............     238    1,996    1,918
                                                    -------  -------  -------
      Total product revenues.......................   1,494    7,428    4,853
  Service revenues.................................     113      351    1,029
                                                    -------  -------  -------
    Total revenues.................................   1,607    7,779    5,882
                                                    -------  -------  -------
Cost of revenues:
  Cost of product revenues.........................      17      178      142
  Cost of service revenues.........................      28      164      441
                                                    -------  -------  -------
    Total cost of revenues.........................      45      342      583
                                                    -------  -------  -------
      Gross profit.................................   1,562    7,437    5,299
                                                    -------  -------  -------
Operating expenses:
  Research and development.........................   2,497    7,796    4,726
  Sales and marketing..............................   1,084    4,018    3,844
  General and administrative.......................     980    3,204    2,467
                                                    -------  -------  -------
    Total operating expenses.......................   4,561   15,018   11,037
                                                    -------  -------  -------
    Operating loss.................................  (2,999)  (7,581)  (5,738)
Interest income....................................     132      722      844
                                                    -------  -------  -------
Net loss...........................................  (2,867)  (6,859)  (4,894)
Accretion of preferred stock to redemption value...      (7)      (5)     --
                                                    -------  -------  -------
Net loss applicable to common stockholders......... $(2,874) $(6,864) $(4,894)
                                                    =======  =======  =======
Basic and diluted net loss per common share........ $ (0.50) $ (0.67) $ (0.38)
                                                    =======  =======  =======
Weighted average number of common shares
 outstanding.......................................   5,784   10,242   12,890
                                                    =======  =======  =======



        The accompanying notes are an integral part of these statements.

                                 VOXWARE, INC.

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     Stockholders' Equity (Deficit)
                          -------------------------------------------------------------------------------------  -------
                            Redeemable
                             Series A       Common Stock    Additional   Unrealized Gain
                            Convertible   -----------------  Paid-in   (Loss) on Available- Accumulated
                          Preferred Stock   Shares   Amount  Capital   for-Sale Securities    Deficit    Total
                          --------------- ---------- ------ ---------- -------------------- ----------- -------
                                                    (in thousands, except share data)
Balance, June 30, 1995..      $   --       5,772,496  $ 6    $ 2,935           $--           $ (1,385)  $ 1,556
 Sale of Redeemable
  Series A Convertible
  Preferred Stock.......       5,931             --   --         --            --                 --        --
 Exercise of common
  stock warrants........         --          115,000  --         172           --                 --        172
 Exercise of common
  stock options.........         --           60,000  --          70           --                 --         70
 Accretion of redemption
  premium on Redeemable
  Series A Convertible
  Preferred Stock.......           7             --   --         --            --                  (7)       (7)
 Net loss...............         --              --   --         --            --              (2,867)   (2,867)
                              ------      ----------  ---    -------           ---           --------   -------
Balance, June 30, 1996..       5,938       5,947,496    6      3,177           --              (4,259)   (1,076)
 Exercise of common
  stock warrants........         --          696,250    1        760           --                 --        761
 Accretion of redemption
  premium on Redeemable
  Series A Convertible
  Preferred Stock.......           5             --   --         --            --                  (5)       (5)
 Mandatory conversion of
  Redeemable Series A
  Convertible Preferred
  Stock.................      (5,943)      3,000,000    3      5,940           --                 --      5,943
 Issuance of common
  stock upon Initial
  Public Offering, net
  of offering costs of
  $1,175................         --        2,823,237    3     18,514           --                 --     18,517
 Exercise of common
  stock options.........         --            5,000  --           2           --                 --          2
 Issuance of common
  stock pursuant to
  Employee Stock
  Purchase Plan.........         --           25,275  --          95           --                 --         95
 Unrealized loss on
  available-for-sale
  securities............         --              --   --         --             (2)               --         (2)
 Net loss...............         --              --   --         --            --              (6,859)   (6,859)
                              ------      ----------  ---    -------           ---           --------   -------
Balance, June 30, 1997..         --       12,497,258   13     28,488            (2)           (11,123)   17,376
 Exercise of common
  stock options.........         --          701,746  --       1,158           --                 --      1,158
 Issuance of common
  stock pursuant to
  Employee Stock
  Purchase Plan.........         --           74,109  --         189           --                 --        189
 Unrealized gain on
  available-for-sale
  securities............         --              --   --         --              4                --          4
 Issuance of common
  stock to pay non-
  employee directors
  annual retainer.......         --           19,411  --          80           --                 --         80
 Net loss...............         --              --   --         --            --              (4,894)   (4,894)
                              ------      ----------  ---    -------           ---           --------   -------
Balance, June 30, 1998..      $  --       13,292,524  $13    $29,915           $ 2           $(16,017)  $13,913
                              ======      ==========  ===    =======           ===           ========   =======

        The accompanying notes are an integral part of these statements.

                                 VOXWARE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Year Ended June 30
                                                    --------------------------
                                                     1996      1997     1998
                                                    -------  --------  -------
Operating activities:
  Net loss......................................... $(2,867) $ (6,859) $(4,894)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization....................     104       222      224
  Provision for doubtful accounts..................      25       467      795
  Non-cash directors' compensation.................     --        --        80
  Changes in assets and liabilities:
    Accounts receivable............................    (495)   (2,819)     773
    Prepaid expenses and other current assets......     (49)     (255)      41
    Other assets...................................    (355)      309      (36)
    Accounts payable and accrued expenses..........     254     1,762   (1,030)
    Deferred revenues..............................     109       368     (258)
    Deferred rent..................................     --        241       87
                                                    -------  --------  -------
      Net cash used in operating activities........  (3,274)   (6,564)  (4,218)
                                                    -------  --------  -------
Investing activities:
  Purchases of short-term investments..............     --   (105,325) (65,506)
  Maturities and sales of short-term investments...     --     99,481   66,964
  Purchases of property and equipment..............    (586)     (177)     (65)
                                                    -------  --------  -------
      Net cash provided by (used in) investing
       activities..................................    (586)   (6,021)   1,393
                                                    -------  --------  -------
Financing activities:
  Proceeds from issuance of common stock, net......     --     18,517      --
  Proceeds from exercise of common stock warrants..     172       761      --
  Proceeds from exercise of common stock options...      70         2    1,158
  Proceeds from sale of Redeemable Series A
   Convertible Preferred Stock.....................   5,932       --       --
  Issuance of common stock pursuant to Employee
   Stock Purchase Plan.............................     --         95      189
                                                    -------  --------  -------
    Net cash provided by financing activities......   6,174    19,375    1,347
                                                    -------  --------  -------
Increase (decrease) in cash and cash equivalents...   2,314     6,790   (1,478)
Cash and cash equivalents, beginning of period.....   1,523     3,837   10,627
                                                    -------  --------  -------
Cash and cash equivalents, end of period...........   3,837    10,627    9,149
Short-term investments, end of period..............     --      5,842    4,388
                                                    -------  --------  -------
Cash and short-term investments, end of period..... $ 3,837  $ 16,469  $13,537
                                                    =======  ========  =======
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Conversion of Redeemable Series A Convertible
   Preferred Stock to common stock................. $   --   $  5,943  $   --
  Accretion of redemption premium on Redeemable
   Series A Convertible Preferred Stock............ $     7  $      5  $   --
  Cashless exercise of 378 warrants, converted at a
   rate of one-half share of common stock per
   warrant (converted to 189 shares of common
   stock) in December 1996......................... $   --   $    --   $   --
  Unrealized gain (loss) on short-term
   investments..................................... $   --   $     (2) $     4
                                                    =======  ========  =======

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

Restatement of Financial Statements

  In fiscal 1997, the Company had accrued certain expenses in its reported results primarily relating to estimated recruiting and relocation costs in connection with filling certain management and operational positions. These accruals totaled $185,000. In fiscal 1998, these accrued expenses were reversed. To correct for this error, the Company has restated the accompanying fiscal 1997 and 1998 financial statements to eliminate the unnecessary accruals in fiscal 1997 and their reversal into income in fiscal 1998. The restatement had the effect of reducing the fiscal 1997 net loss of $7,049,000 and accrued expenses as of June 30, 1997 by $185,000, which reduced the fiscal 1997 basic and diluted net loss per common share by $0.02 from $(0.69) to $(0.67). The restatement also had the effect of increasing the fiscal 1998 net loss of $4,709,000 by $185,000, which increased the fiscal 1998 basic and diluted net loss per common share by $0.01 from $(0.37) to $(0.38).

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

                                 VOXWARE, INC.

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

  Basic loss per common share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted loss per common share has not been presented, since the impact on loss per share using the treasury stock method is anti-dilutive due to the Company's losses. Outstanding securities that could potentially dilute basic earnings per share in the future which were not presented in a computation of diluted earnings per share because to do so would have been anti-dilutive. All outstanding common stock options are anti-dilutive. See Note 4.

 Cash, Cash Equivalents and Short-Term Investments

  Cash and cash equivalents consist of investments in highly liquid short-term instruments, with maturities of 90 days or less from the date of purchase. Short-term investments consist primarily of high-grade United States Government-backed securities and corporate obligations with maturities between 90 and 365 days from

                                 VOXWARE, INC.

the date of purchase. The Company's entire short-term investment portfolio is classified as available-for-sale and is stated at fair value as determined by quoted market values. Changes in the net unrealized holding gains and losses are included as a separate component of stockholders' equity.

  The following table details the Company's investments as of June 30, 1997 and 1998:

                                                   June 30, 1997
                                     ------------------------------------------
                                                 Gross      Gross
                                     Amortized Unrealized Unrealized
                                       Cost      Gains      Losses   Fair Value
                                     --------- ---------- ---------- ----------
                                                   (in thousands)
   U.S. Government Agencies........   $ 1,000     $--        $ (1)    $   999
   Corporate obligations...........    13,980      --          (1)     13,979
                                      -------     ----       ----     -------
                                      $14,980     $--        $ (2)    $14,978
                                      =======     ====       ====     =======
   Included in cash and cash equiv-
    alents.........................   $ 9,136     $--        $--      $ 9,136
   Included in short-term invest-
    ments..........................     5,844      --          (2)      5,842
                                      -------     ----       ----     -------
                                      $14,980     $--        $ (2)    $14,978
                                      =======     ====       ====     =======
                                                   June 30, 1997
                                     ------------------------------------------
                                                 Gross      Gross
                                     Amortized Unrealized Unrealized
                                       Cost      Gains      Losses   Fair Value
                                     --------- ---------- ---------- ----------
                                                   (in thousands)
   U.S. Government Agencies........   $    35     $--        $--      $    35
   Corporate obligations...........    12,852        3         (1)     12,854
                                      -------     ----       ----     -------
                                      $12,887     $  3       $ (1)    $12,889
                                      =======     ====       ====     =======
   Included in cash and cash equiv-
    alents.........................   $ 8,501     $--        $--      $ 8,501
   Included in short-term invest-
    ments..........................     4,386        3         (1)      4,388
                                      -------     ----       ----     -------
                                      $12,887     $  3       $ (1)    $12,889
                                      =======     ====       ====     =======

  The Company has not experienced any significant realized gains or losses on its investments during the years ended June 30, 1997 and 1998. For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. As of June 30, 1997 and 1998, all short-term investments were due within one year.

 Accounts Receivable

  Accounts receivable as of June 30, 1997 and 1998 consisted of the following:

                                                                  June 30,
                                                               ----------------
                                                                1997     1998
                                                               -------  -------
                                                               (in thousands)
   Accounts receivable--billed................................ $ 1,629  $ 1,383
   Accounts receivable--unbilled..............................   1,593      378
                                                               -------  -------
                                                                 3,222    1,761
   Less--allowance for doubtful accounts......................    (400)    (507)
                                                               -------  -------
                                                               $ 2,822  $ 1,254
                                                               =======  =======

                                 VOXWARE, INC.

  Accounts receivable--unbilled relates to revenues recognized, but which were not billed as of the end of the reporting period in accordance with payment schedules pursuant to contractual agreements with customers.

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

 Loss Congtingencies

  In accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), the Company's policy is to accrue an estimated loss if it is both probable that one or more future events will occur confirming the fact of the loss, and the amount of the loss can be reasonably estimated. In the case of legal claims, it is the Company's policy to accrue probable estimated losses from legal claims upon receiving notice of such claims. As of June 30, 1997, the Company had on its balance sheet an accrual of $300,000 for a legal contingency reserve. In September 1996, Elk Industries, Inc. ("Elk Industries") asserted in two letters to Voxware during the quarter ended September 30, 1996 that Voxware's "Internet-based streaming audio systems" infringe U.S. Patent No. 4,124,773 owned by Elk Industries. At that time, the Company was engaged in marketing to vendors of Internet-based streaming applications, including the Company's major customer, Netscape. During fiscal 1997, the Company accrued a loss contingency in accordance with its policy. The amount of this accrual represented an estimate of what the Company believed would be the minimum amount necessary to either (i) purchase a license to Elk Industries' underlying technology, or (ii) pay Elk Industries for a license as a result of a legal determination, or (iii) settle the case with Elk Industries outside of court proceedings. During fiscal 1998, the Company re-evaluated the risk and considered that, among other things, (1) approximately one year had passed without receiving any additional letters or other communications in regard to this issue, and (2) the Company no longer viewed its sales opportunity in the Internet-based streaming applications market to be substantial. As a result, the Company determined that the risk of loss under this contingency was now deemed minimal and reversed the accrual against the general and administrative line item of the statement of operations.

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

                                 VOXWARE, INC.

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

2. PROPERTY AND EQUIPMENT:

                                                                  June 30,
                                                               ----------------
                                                                1997     1998
                                                               -------  -------
                                                               (in thousands)
   Equipment.................................................. $   457  $   504
   Leasehold improvements.....................................      50       56
   Furniture and fixtures.....................................     406      418
                                                               -------  -------
                                                                   913      978
   Less--Accumulated depreciation.............................    (347)    (571)
                                                               -------  -------
                                                               $   566  $   407
                                                               =======  =======

  Depreciation expense was approximately $104,000, $222,000 and $224,000 for the years ended June 30, 1996, 1997 and 1998, respectively.

                                 VOXWARE, INC.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                                   June 30,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
                                                                (in thousands)
   Accounts payable............................................ $   293 $   376
   Accrued compensation and benefits...........................     711     370
   Accrued professional fees...................................     253     154
   Accrued software costs......................................     240      47
   Accrued legal contingency reserve...........................     300      --
   Other accrued expenses......................................     330     150
                                                                ------- -------
                                                                $ 2,127 $ 1,097
                                                                ======= =======

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

                                 VOXWARE, INC.

  Information relative to the 1994 Stock Option Plan, the Outside Options and the Outside Directors Plan is as follows:

                                                          Price      Aggregate
                                             Shares     Per Share    Proceeds
                                            ---------  ------------ -----------
   Outstanding at June 30, 1995............   961,500  $0.50--$3.00 $ 1,403,250
     Granted...............................   421,150  $1.50--$7.88   1,865,300
     Exercised.............................   (60,000) $0.50--$1.50     (70,000)
     Canceled..............................   (61,500) $1.50--$2.40     (92,475)
                                            ---------  ------------ -----------
   Outstanding at June 30, 1996............ 1,261,150  $0.50--$7.88   3,106,075
     Granted...............................   652,450  $3.63--$7.88   3,724,486
     Exercised.............................    (5,000)    $0.50          (2,500)
     Canceled..............................  (180,937) $1.50--$7.88  (1,107,613)
                                            ---------  ------------ -----------
   Outstanding at June 30, 1997............ 1,727,663  $0.50--$7.88   5,720,448
     Granted...............................   845,650  $2.00--$5.69   3,164,213
     Exercised.............................  (701,871) $0.50--$6.00  (1,157,720)
     Canceled..............................  (461,767) $1.00--$7.88  (1,945,115)
                                            ---------  ------------ -----------
   Outstanding at June 30, 1998............ 1,409,675  $0.50--$7.88 $ 5,781,826
                                            =========  ============ ===========

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

                                                       Year Ended June 30,
                                                     -------------------------
                                                      1996     1997     1998
                                                     -------  -------  -------
                                                      (in thousands, except
                                                         per share data)
                                                     -------------------------
   Net loss:As reported............................. $(2,867) $(6,864) $(4,894)
   Pro forma........................................ $(2,927) $(7,483) $(5,662)
   Net loss per share:As reported................... $ (0.50) $ (0.67) $ (0.38)
   Pro forma........................................ $ (0.51) $ (0.73) $ (0.44)

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

                                 VOXWARE, INC.

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

  Information with respect to options outstanding at June 30, 1998 is as follows:

                                                             Weighted
                                                             Average
                                        Weighted Average    Remaining       Number of
   Exercise Price Per Share    Shares    Exercise Price  Contractual Life Vested Shares
   ------------------------   --------- ---------------- ---------------- -------------
   $0.50--$1.50............      91,500      $1.35             6.6            83,500
   $2.00--$3.00............     268,275      $2.36             9.0            72,438
   $3.06--$4.56............     772,900      $3.98             9.2            78,298
   $4.63--$7.88............     277,000      $6.92             8.4            83,881
                              ---------      -----             ---           -------
                              1,409,675      $4.08             8.8           318,117
                              =========      =====             ===           =======

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

                                 VOXWARE, INC.

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

   Year Ending June 30,                                           (in thousands)
   --------------------                                           --------------
     1999.......................................................      $  771
     2000.......................................................         391
     2001.......................................................         391
     2002.......................................................         387
     2003.......................................................         351
     Thereafter.................................................         --
                                                                      ------
                                                                      $2,291
                                                                      ======

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

                                 VOXWARE, INC.

12. SUBSEQUENT EVENTS:

 Sale of Assets to Ascend

  On February 4, 1999, Voxware entered into a definitive agreement with Ascend Communications, Inc. ("Ascend", which is now a wholly owned subsidiary of Lucent Technologies, Inc.), to sell to Ascend for approximately $5.1 million in cash substantially all of its assets relating to what has historically been the Company's primary business of developing and licensing speech compression technologies and products. The Company expects that the Ascend transaction will close in September 1999, subject to stockholder approval. The sale does not include Voxware's rights and obligations under its existing license agreements and, as part of the sale, Voxware will receive a license back from Ascend to use the Voxware technology necessary to service its existing licensees. With the consent of Ascend, the Company may also license the speech coding technologies to new licensees for uses that are not competitive with Ascend.

 Acquisition of Assets of Verbex Voice Systems, Inc.

  On February 18, 1999, Voxware acquired substantially all of the assets of Verbex Voice Systems, Inc. ("Verbex") for approximately $5.2 million in cash. Since that time, Voxware's primary business focus has been Verbex's business of developing and selling speech recognition products for the warehousing and manufacturing markets as well as other industrial markets. This will include the exploration of strategic alternatives to augment Verbex's business, including mergers, acquisitions and joint ventures.