Form 10-Q/A
period 1999-03-31
VOXWARE INC
filed 1999-08-12
CIK 933454

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q/A
[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999
                                                            --------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days. YES  X   NO
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Shares Outstanding at July 31, 1999
-----------------------------              -----------------------------------
Common Stock, $.001 par value                           13,392,617

================================================================================

                                 VOXWARE, INC.
                                     INDEX


PART I - FINANCIAL INFORMATION
------------------------------

                                                                                               Page No.
                                                                                               --------
       Item 1. Consolidated Financial Statements (unaudited)

                 Consolidated Statements of Operations
                   Three and Nine Months Ended March 31, 1999, 1998 and  1997.................      3

                 Consolidated Balance Sheets
                    March 31, 1999, June 30, 1998, March 31, 1998 and March 31, 1997..........      4

                 Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 1999 , 1998 and 1997..........................      5

                 Notes to Consolidated Financial Statements...................................      6

       Item 2. Management's Discussion and Analysis of Results of Operations
               and Financial Condition........................................................      9

PART II - OTHER INFORMATION
---------------------------
               Item 5.  Other Information.....................................................     24
               Item 6.  Exhibits and Reports on Form 8-K......................................     24

SIGNATURES....................................................................................     25
----------

PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                          Voxware, Inc. and Subsidiary
                     Consolidated Statements of Operations
                                  (unaudited)

                                                              Three Months Ended                Nine Months Ended
                                                                  March 31,                         March 31,

                                                             1999     1998      1997       1999       1998       1997
                                                            ------   -----     ------     ------     ------     ------
                                                                           (In thousands, except per share data)
Revenues:

 Product revenues:

   Product sales......................................    $    129   $  ---  $   ---     $   129   $   ---    $    ---
   License fees.......................................         210      608    1,647         661     2,650       3,619
   Royalties and recurring revenues...................         135      305      688         457     1,537       1,303
                                                          --------   ------  -------     -------   -------    --------
       Total product revenues.........................         474      913    2,335       1,247     4,187       4,922

 Service revenues.....................................         136      393       77         626       788         205
                                                          --------   ------  -------     -------   -------    --------
   Total revenues.....................................         610    1,306    2,412       1,873     4,975       5,127
                                                          --------   ------  -------     -------   -------    --------
Cost of revenues:

   Cost of product revenues...........................          62       10      103          62       137         148
   Cost of service revenues...........................          85      160       43         322       306         120
                                                          --------   ------  -------     -------   -------    --------
       Total cost of revenues.........................         147      170      146         384       443         268
                                                          --------   ------  -------     -------   -------    --------
       Gross profit...................................         463    1,136    2,266       1,489     4,532       4,859
                                                          --------   ------  -------     -------   -------    --------
Operating expenses:

   Research and development...........................         544    1,113    2,104       1,655     3,888       6,042
   Sales and marketing................................         514      971    1,165       1,884     3,025       2,946
   General and administrative.........................         454      519      778       1,312     1,669       2,513
   Amortization of purchased intangibles..............         147      ---      ---         147       ---          --
                                                          --------   ------  -------     -------   -------    --------
     Total operating expenses.........................       1,659    2,603    4,047       4,998     8,582      11,501
                                                          --------   ------  -------     -------   -------    --------
     Operating loss...................................      (1,196)  (1,467)  (1,781)     (3,509)   (4,050)     (6,642)

  Interest income.....................................         118      207      259         473       649         485
                                                          --------   ------  -------     -------   -------    --------
  Net loss............................................      (1,078)  (1,260)  (1,522)     (3,036)   (3,401)     (6,157)

  Accretion of preferred stock to
       redemption value...............................         ---      ---      ---         ---       ---          (5)

  Net loss applicable to common
       stockholders...................................      (1,078)  (1,260)  (1,522)     (3,036)   (3,401)     (6,162)
                                                          ========   ======  =======     =======   =======    =========
  Basic and diluted net loss
   per common share...................................    $  (0.08)   (0.10)  $(0.12)      (0.23)   $(0.27)    $ (0.56)
                                                          ========   ======  =======     =======   =======    =========
 Weighted average number of
  common shares outstanding...........................      13,344   13,086   12,467      13,321    12,696      10,973
                                                          ========   ======  =======     =======   =======    =========

        The accompanying notes are an integral part of these statements

                         Voxware, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                                          March 31,      June 30,     March 31,    March 31,
                                                                            1999           1998         1998         1997
                                                                         -----------   -----------   -----------  -----------
                                                                         (unaudited)                 (unaudited)  (unaudited)
                                                                           (In thousands, except share and per share data)
                              ASSETS
Current assets:
    Cash and cash equivalents..........................................    $  1,827     $  9,149      $  9,147     $  1,075
    Short-term investments.............................................       3,516        4,388         5,586       16,324
    Accounts receivable, net...........................................         804        1,254         1,569        2,519
    Inventory, net                                                              240          ---           ---          ---
    Prepaid expenses and other current assets                                   620          268           342          259
    Restricted cash                                                             604          ---           ---          ---
                                                                         -----------   -----------   -----------  -----------
        Total current assets                                                  7,611       15,059        16,644       20,177

Property and equipment, net                                                     344          407           448          603
Intangible assets, net                                                        5,153          ---           ---          ---
Other assets, net                                                               489           91            64          360
                                                                         -----------   -----------   -----------  -----------
                                                                           $ 13,597     $ 15,557      $ 17,156     $ 21,140
                                                                         ===========   ===========   ===========  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses..............................    $  2,296        1,097      $  1,252     $  2,598
    Deferred revenues..................................................          91          219           419          440
                                                                         -----------   -----------   -----------  -----------
        Total current liabilities......................................       2,387        1,316         1,671        3,038
                                                                         -----------   -----------   -----------  -----------
Deferred rent                                                                   282          328           316          199
                                                                         -----------   -----------   -----------  -----------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000 shares authorized;
      none issued and outstanding...........................                    ---          ---           ---          ---
    Common stock, $.001 par value, 30,000,000 shares authorized;
      13,343,851, 13,292,524, 13,121,395 and,12,466,983 shares issued and outstanding at March 31, 1999, June 30, 1998, March 31, 1998
      and March 31, 1997, respectively                                           13           13            13           12

    Additional paid-in capital                                               29,965       29,915        29,677       28,317
Unrealized gain (loss) on available-for-sale securities                           3            2             3           (6)
 Accumulated deficit                                                        (19,053)     (16,017)      (14,524)     (10,420)
                                                                         -----------   -----------   -----------  -----------
        Total stockholders' equity                                           10,928       13,913        15,169       17,903
                                                                         -----------   -----------   -----------  -----------
                                                                           $ 13,597     $ 15,557      $ 17,156     $ 21,140
                                                                         ===========   ===========   ===========  ===========

       The accompanying notes are an integral part of these statements.

                          Voxware, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                                          1999          1998        1997
                                                                                        ---------     --------    --------
   Operating Activities:
     Net loss....................................................................      $   (3,036)    $ (3,401)  $ (6,157)
     Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization..............................................             302          170        170
      Provision for doubtful accounts............................................             105          490        238
      Stock-based directors' compensation........................................             ---           80        ---

   Changes in assets and liabilities:
      Accounts receivable........................................................             801          763     (2,287)
      Inventory..................................................................             (22)         ---
      Prepaid expenses and other current assets..................................            (339)         (33)      (206)
      Restricted cash-current....................................................            (604)         ---        ---
      Other assets...............................................................            (384)          (9)         4
      Accounts payable and accrued expenses......................................             354         (875)     2,233
      Deferred revenues..........................................................            (160)         (58)       331
      Deferred rent..............................................................             (49)          75        199
                                                                                        ---------     --------   --------
         Net cash used in operating activities...................................          (3,032)      (2,798)    (5,475)
                                                                                        ---------     --------   --------
   Investing Activities:
     Purchases of short-term investments.........................................         (16,831)     (47,783)   (88,542)
     Sales and maturities of short-term investments..............................          17,704       48,044     72,212
     Purchases of property and equipment.........................................             (50)         (52)      (161)
     Purchase of Verbex Voice Systems, Inc.......................................          (5,163)         ---        ---
                                                                                        ---------     --------   --------
         Net cash used in investing activities...................................          (4,340)         209    (16,491)
                                                                                        ---------     --------   --------
   Financing Activities:
     Proceeds from issuance of common stock, net.................................             ---          ---     18,442
     Proceeds from exercise of common stock warrants.............................             ---          ---        762
     Proceeds from exercises of common stock options.............................              19          998        ---
     Issuance of common stock pursuant to Employee Stock Purchase Plan...........              31          111        ---
                                                                                        ---------     --------   --------
         Net cash provided by financing activities...............................              50        1,109     19,204
                                                                                        ---------     --------   --------
   Decrease in cash and cash equivalents.........................................          (7,322)      (1,480)    (2,762)
   Cash and cash equivalents, beginning of period.................................          9,149       10,627      3,837
                                                                                        ---------     --------   --------
   Cash and cash equivalents, end of period......................................           1,827        9,147      1,075
   Short-term investments, end of period.........................................           3,516        5,586     16,324
                                                                                        ---------     --------   --------
   Cash, cash equivalents and short-term investments, end of period..............       $   5,343     $ 14,733   $ 17,399
                                                                                        =========     ========   ========

   SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
         Conversion of Redeemable Series A Convertible Preferred Stock
            to Common Stock......................................................       $     ---     $    ---   $  5,938
                                                                                        =========     ========   ========
         Accretion of redemption premium on Redeemable Series A
            Convertible Preferred Stock..........................................       $     ---     $    ---   $      5
                                                                                        =========     ========   ========

         Unrealized gain on available-for-sale securities........................        $      1     $      5   $    ---
                                                                                        =========     ========   ========

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

        During the fiscal year ended June 30, 1997, the Company had accrued certain expenses in its reported results primarily relating to estimated recruiting and relocation costs in connection with filling certain management and operational positions. These accruals totaled $185,000, of which $106,000 was recorded during the nine months ended March 31, 1997. In fiscal 1998 these accrued expenses were reversed. To correct for this error, the Company has restated the accompanying balance sheet as of March 31, 1997, and the accompanying statements of operations for the nine months ended March 31, 1997 and for the three and nine months ended March 31, 1998 to eliminate the unnecessary accruals in fiscal 1997 and their reversal into income in fiscal 1998. The restatement had the effect of reducing the net loss for the nine months ended March 31, 1997 of $6,263,000 and accrued expenses as of March 31, 1997 by $106,000, which reduced the basic and diluted net loss per common share for the nine months ended March 31, 1997 by $0.01 from $(0.57) to $(0.56). The restatement had no impact on the net loss for the three months ended March 31, 1997. The restatement also had the effect of increasing the net loss of $1,105,000 for the three months ended March 31, 1998 by $155,000, which increased the basic and diluted net loss per common share by $0.02 for the three months ended March 31, 1998 from $(0.08) to $(0.10). For the nine months ended March 31, 1998, the restatement had the effect of increasing the net loss of $3,216,000 by $185,000, which increased the basic and diluted net loss per common share by $0.02 for the nine months ended March 31, 1998 from $(0.25) to $(0.27).

3. NET LOSS PER SHARE

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

4. REVENUE RECOGNITION

        The Company generates revenues from products and services. Product revenues consist of product sales, license fees, and royalties and recurring revenues. Product sales represent shipments of portable and stationary speech recognition-based products for industrial markets. Revenues from product sales are generally recognized upon shipment. The Company began shipping speech-recognition based products subsequent to its acquisition of substantially all of the assets of Verbex Voice Systems, Inc. ("Verbex"), which occurred on February 18, 1999. License fees are generated from licensing the Company's speech compression technologies to customers in the multimedia and consumer devices markets and from licensing the Company's speech recognition-based software applications acquired in the Verbex transaction. License fees are generally recognized upon shipment of the underlying technolgies, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Royalties and recurring revenues include royalties, which are generally based on a percentage of licensees' sales or units shipped, and pre-determined periodic license fees. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the Company's technology. Recurring product license fees are generally recognized at the inception of the renewal period, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance support, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year. Service revenues from engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required.

5. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

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

        The following reconciles net loss to comprehensive net loss for the three and nine month periods ended March 31, 1999, 1998 and 1997:

                                                    Three Months Ended                               Nine Months Ended
                                                         March 31,                                       March 31,
                                                  1999             1998        1997           1999          1998            1997
                                                  ----             ----        ----           ----          ----            ----
                                                              (in thousands)                           (in thousands)
Net loss...............................        $  (1,078)       $  (1,260)   $ (1,522)    $  (3,036)     $  (3,401)       $ (6,157)
Other comprehensive income:
     Unrealized gain (loss) on
     available-for-sale securities.....                5                2          (7)            1              5              (6)
                                           -----------------------------------------------------------------------------------------
Comprehensive net loss.................          $  (1,073)     $  (1,258)   $ (1,529)    $  (3,035)     $  (3,396)       $ (6,163)
                                           =========================================================================================

6. ACQUISITION OF ASSETS OF VERBEX VOICE SYSTEMS, INC.

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

7. SALE OF ASSETS TO ASCEND

        On February 4, 1999, the Company entered into a definitive agreement with Ascend Communications, Inc. ("Ascend") to sell to Ascend for approximately $5.1 million in cash substantially all of its assets relating to what has historically been the Company's primary business of developing and licensing speech compression technologies and products. The Company expects that the Ascend transaction will close in September 1999, subject to stockholder approval. The sale does not include Voxware' rights and obligations under its existing license agreements and, as part of the sale, Voxware will receive a license back from Ascend to use the Voxware technology necessary to service its existing licensees. With the consent of Ascend, the Company may also license the speech coding technologies to new licensees for uses that are not competitive with Ascend.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans and results to differ. Factors that may cause such differences include, but are not limited to, the approval of the Company's sale of substantially all of the assets relating to what has historically been its primary business of developing and licensing speech coding technologies and products to Ascend Communications, Inc. ("Ascend"), the Company's acquisition of substantially all of the assets of Verbex Voice Systems, Inc. ("Verbex") and the Company's ability to compete in Verbex's business, which is a new line of business for the Company, the rate of progress, if any, of the Company's product development programs and the uncertainty of acceptance of the Company's products in the marketplace, the highly competitive nature of the Company's industry and the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into and maintain relationships with third parties and the Company's dependence on such third parties to develop and market products using the Company's technology and to develop a recurring revenue stream to the Company, the Company's ability to manage its growth, the costs involved in obtaining and enforcing patents and any necessary licenses, the Company's ability to obtain additional funds as necessary, and those other risks discussed in the Company's Annual Report on Form 10-K.


        Overview

            On February 4, 1999, we entered into the agreement with Ascend to sell to Ascend substantially all of our assets relating to what has historically been our primary business of developing and selling speech coding technologies and products. Also on February 4, 1999, we entered into a definitive agreement with Verbex to acquire substantially all of the assets of Verbex. The Verbex transaction was consummated on February 18, 1999. Voxware is now focusing its efforts on Verbex's business of developing and selling speech recognition products for the warehousing and manufacturing markets as well as other industrial markets.

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

            The sale to Ascend does not include Voxware's rights and obligations under its existing license agreements. After the sale to Ascend, Voxware will receive licensing revenue from its existing licensees relating to the speech coding technologies sold to Ascend as well as licensing revenue relating to its audio compression technologies not sold to Ascend. Voxware will also have the ability, with the consent of Ascend, to enter into new license agreements relating to the speech coding technologies. We expect that new licensing activity relating to the speech coding technologies will decrease significantly after completion of the sale and revenues from licensees of speech coding and audio compression technologies will become a less significant part of our revenues over time. Therefore, we do not expect revenue from new licensing activity to materially affect our financial position.

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

            The majority of our existing licensees of our speech coding products compete in the multimedia Internet software market, which is a relatively new market, and many of the companies compete against much more established companies and/or have businesses that are relatively immature. We believe that a significant number of our licensees which compete in this market have not incorporated, and may never incorporate, Voxware's technologies into their products. Therefore, we may never derive royalties or other recurring revenues from many of our existing license agreements in the multimedia Internet software market. With respect to IP telephony, deployments in that market have primarily utilized standardized codec technologies (and not Voxware's proprietary codec technologies). In addition, deployments in IP telephony have been characterized by bandwidth-rich managed networks (Intranets), which networks generally do not benefit significantly from low bandwidth solutions such as Voxware's technologies. As a result of these factors, demand for Voxware's technologies in the IP telephony market has not been significant. In connection with the sale to Ascend, we expect to discontinue our activities in the IP telephony market. As a result of the circumstances surrounding development and status of the multimedia and IP telephony markets, among other things, we wrote-off approximately $688,000 in accounts receivable during the year ended June 30, 1998. We believe that all or a portion of the written-off receivables may have been recoverable through certain legal enforcement of the underlying contractual arrangements. However, we made a business decision not to sue or aggressively pursue collection of outstanding payment obligations from these customers because (1) we believe that the impact on our reputation for initiating certain lawsuits or other aggressive collection actions against companies which could potentially be future customers may be more costly than the benefit that could be derived from recoveries of accounts receivable through these means, and (2) the costs of pursuing legal recourse and effectuating collection efforts would likely offset collections, if any. As a result of these factors, we deemed certain of our accounts in multimedia and IP telephony uncollectible, and wrote-off those accounts during fiscal 1998.

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

            Based on our business plans following our purchase of the Verbex business, as of the acquisition date we wrote down the acquired inventory balances by $40,000 and property and equipment balances by $40,949. We wrote down the inventories because we do not plan to actively market and sell some of the inventories we acquired from Verbex. We continue to carry this inventory in our Cambridge, Massachusetts facility because a small number of our customers have needs for some of these inventories. We have also consolidated Verbex's Edison, New Jersey office facility into Voxware's Princeton, New Jersey office facility, and wrote down the acquired property and equipment from that facility which Voxware will not use in our future business operations. The property and equipment not being used have primarily been disposed of or donated in connection with closing the Verbex office facility. Voxware incurred less than $5,000 in costs to dispose of these assets.

           In fiscal 1997, the Company had accrued certain expenses in its reported results primarily relating to estimated recruiting and relocation costs in connection with filling certain management and operational positions. These accruals totaled $185,000. In fiscal 1998, these accrued expenses were reversed. To correct for this error, the Company has restated its results for the three and nine month periods ended March 31, 1997 and 1998 to eliminate the unnecessary accruals in fiscal 1997 and their reversal into income in fiscal 1998.

           Results of Operations

           Three Months Ended March 31, 1999 Versus Three Months Ended March 31, 1998

             Revenues

           Total revenues decreased $696,000 from $1,306,000 in the three months ended March 31, 1998 to $610,000 in the three months ended March 31, 1999, reflecting decreases in the amounts of license fees, royalties and recurring revenues and service revenues from our speech coding technology products, partially offset by an increase in Verbex product sales. During the three months ended March 31, 1998, Voxware derived $1,142,000 (87% of total revenues) from multimedia customers versus $263,000 (43% of total revenues) for the three months ended March 31, 1999. The $879,000 decrease in multimedia revenues reflects the deterioration of the multimedia Internet software market for Voxware's speech coding products, and also reflects that revenues earned from major customers during the three months ended March 31, 1998 were not repeated or replaced during the three months ended March 31, 1999. In particular, the amendment of Voxware's agreement with Netscape, under which Voxware derived $400,000 (31% of total revenues) in revenues during the three months ended March 31, 1998 and none during the three months ended March 31, 1999, explains a significant portion of the reduction in Voxware's revenues. We are not currently receiving any revenue from Netscape and we do not anticipate receiving any revenues from Netscape in the future. Additionally, another of Voxware's major customers provided revenues of $100,000 (8% of total revenues) during the three months ended March 31, 1998 and none during the three months ended March 31, 1999.

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

             Service revenues were primarily attributable to customer maintenance support and fees for engineering services. For the three months ended March 31, 1999, service revenues totaled $136,000, reflecting a decrease of $257,000 from service revenues of $393,000 for the three months ended March 31, 1998. The decrease in service revenues is primarily attributable to (i) a decline in customer maintenance support revenues because the Company had a much smaller portfolio of customers to which it provided maintenance support services during the three months ended March 31, 1999 than it did for the three months ended March 31, 1998, and (ii) a decline in development services revenues because of the shift in focus away from a custom development-based OEM business to the operation of Verbex's business. Service revenues for the three months ended March 31, 1999 includes $53,000 earned pursuant to a services agreement between Voxware and Ascend, under which ten of Voxware's engineers performed services for Ascend at various times from February 4, 1999 through March 31, 1999. Between June 21, 1999 and June 24, 1999, those ten employees resigned from Voxware and became employees of Ascend.


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

             Operating Expenses

                Total operating expenses decreased by $944,000 (36%) from $2,603,000 in the three months ended March 31, 1998 to $1,659,000 in the three months ended March 31, 1999. The decrease primarily reflects headcount reductions in each of research and development, sales and marketing and administration, and other cost reductions associated with the restructuring of Voxware's business focus over the past several quarters prior to the Ascend and Verbex agreements. As of March 31, 1999, our headcount totaled 42, compared to total headcount of 58 as of March 31, 1998. Additionally, during the three months ended March 31, 1998 Voxware reversed certain accruals recorded in prior periods that were no longer deemed necessary. This reversal decreased operating expenses and cost of revenues by a total of $194,000 during the three months ended March 31, 1998.

                Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses decreased $569,000 (51%) from $1,113,000 in the three months ended March 31, 1998 to $544,000 in the three months ended March 31, 1999. As of March 31, 1999, we had a research and development staff of 18, including the ten engineers providing services to Ascend pursuant to the services agreement referred to in "Services Revenues" above, and eight engineers engaged in the research and development of Verbex's speech recognition-based products business and in supporting Voxware's speech coding business. In comparison , Voxware had 29 engineers in research and development at March 31, 1998. Additionally, during the three months ended March 31, 1998 Voxware reversed certain accruals recorded in prior periods related to research and development that were no longer deemed necessary. This reversal decreased research and development expenses by $14,000 during the three months ended March 31, 1998.

                Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $457,000 (47%) from $971,000 in the three months ended March 31, 1998 to $514,000 in the three months ended March 31, 1999. As of March 31, 1999, Voxware had a sales and marketing staff of ten compared to 15 at March 31, 1998. Additionally, during the three months ended March 31, 1998, Voxware reversed certain accruals recorded in prior periods related to sales and marketing that were no longer deemed necessary. This reversal decreased sales and marketing expenses by $32,000 during the three months ended March 31, 1998.

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

             Income Taxes

                As of March 31, 1999, we had approximately $16,900,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of March 31, 1999, we have provided a full valuation allowance on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of considering such factors as our limited operating history, the volatility of the market in which we compete, the operating losses incurred to date and the operating losses anticipated in future periods. We expect to utilize a total of approximately $4,450,000 of our net operating loss carryforwards to offset the gain on the sale of assets to Ascend, subject to stockholder approval of the sale. In the event that the sale is approved, and our net operating loss carryforwards are utilized to offset the gain on the transaction, we expect to have available approximately $12,450,000 of net operating losses to offset future federal taxable income, if any, after the Ascend transaction is consummated.



           Nine Months Ended March 31, 1999 Versus Nine Months Ended March 31, 1998

             Revenues

        Total revenues decreased $3,102,000 from $4,975,000 in the nine months ended March 31, 1998 to $1,873,000 in the nine months ended March 31, 1999, reflecting decreases in the amount of license fees, royalties and recurring revenues and service revenues from our speech coding technology products, partially offset by an increase in Verbex product sales. During the nine months ended March 31, 1998, Voxware derived $3,788,000 (76% of total revenues) from multimedia customers versus $879,000 (47% of total revenues) for the nine months ended March 31, 1999. The $2,909,000 decrease in multimedia revenues reflects the deterioration of the multimedia Internet software market for Voxware's speech coding products, and also reflects that revenues earned from major customers during the nine months ended March 31, 1998 were not repeated or replaced during the nine months ended March 31, 1999. In particular, the amendment of Voxware's agreement with Netscape, under which Voxware derived $1,250,000 (25% of total revenues) in revenues during the nine months ended March 31, 1998 and none during the nine months ended March 31, 1999, explains a significant portion of the reduction in Voxware's revenues. We are not currently receiving any revenues from Netscape and we do not anticipate receiving any revenues from Netscape in the future. Additionally, another of Voxware's major customers provided revenues of $650,000 (13% of total revenues) during the nine months ended March 31, 1998 and none during the nine months ended March 31, 1999.

           Voxware also experienced a $548,000 decline in revenues earned from customers in the IP telephony market, primarily due to the factors described in the "Overview" above concerning the decrease in demand for speech coding products such as Voxware's in the IP telephony market. During the nine months ended March 31, 1998, Voxware derived $679,000 (14% of total revenues) from IP telephony customers versus $131,000 (7% of total revenues) during the nine months ended March 31, 1999.

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

             For the nine months ended March 31, 1999, service revenues totaled $626,000, reflecting a decrease of $162,000 from service revenues of $788,000 for the nine months ended March 31, 1998. The decrease in service revenues is primarily attributable to a decline in customer maintenance support revenues because Voxware had a much smaller portfolio of customers to which we provided maintenance support services during the nine months ended March 31, 1999 than we did for the nine months ended March 31, 1998, due to the changes in business focus described above. Service revenues for the nine months ended March 31, 1999 includes $53,000 earned pursuant to a services agreement between Voxware and Ascend, under which ten of Voxware's engineers performed services for Ascend at various times from February 4, 1999 through March 31, 1999. Between June 21, 1999 and June 24, 1999, those ten employees resigned from Voxware and became employees of Ascend.

             Cost Of Revenues

                Cost of revenues decreased $59,000 from $443,000 for the nine months ended March 31, 1998 to $384,000 for the nine months ended March 31, 1999. The decrease in cost of revenues was attributable to Voxware's discontinuance of the sale of consumer application software products in connection with its shift to an OEM model, offset by an increase in cost of product revenues associated with shipments of the newly acquired Verbex speech recognition-based hardware products. As of March 31, 1999, as a result of the Verbex acquisition, Voxware had a manufacturing staff of three compared to none at March 31, 1998.

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


             Operating Expenses

                Total operating expenses decreased by $3,584,000 (42%) from $8,582,000 in the nine months ended March 31, 1998 to $4,998,000 in the nine months ended March 31, 1999. The decrease primarily reflects headcount reductions in each of research and development, sales and marketing and administration, and other cost reductions associated with the restructuring of Voxware's business focus over the past several quarters prior to the Ascend and Verbex agreements. As of March 31, 1999, our headcount totaled 42 compared to total headcount of 58 as of March 31, 1998. Additionally, during the nine months ended March 31, 1998, Voxware reversed certain accruals recorded in prior periods that were no longer deemed necessary. This reversal decreased operating expenses and cost of revenues by a total of $465,000 during the nine months ended March 31, 1998.

                Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses decreased $2,233,000 (57%) from $3,888,000 in the nine months ended March 31, 1998 to $1,655,000 in the nine months ended March 31, 1999. As of March 31, 1999, we had a research and development staff of 18, including the ten engineers providing services to Ascend pursuant to the services agreement referred to in "Services Revenues" above, and eight engineers engaged in the research and development of Verbex's speech recognition-based products business and in supporting Voxware's speech coding business. In comparison , Voxware had 29 engineers in research and development at March 31, 1998. Additionally, during the nine months ended March 31, 1998, Voxware reversed certain accruals recorded in prior periods related to research and development that were no longer deemed necessary. This reversal decreased research and development expenses by $14,000 during the nine months ended March 31, 1998.

                Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $1,141,000
        (38%) from $3,025,000 in the nine months ended March 31, 1998 to $1,884,000 in the nine months ended March 31, 1999. As of March 31, 1999, Voxware had a sales and marketing staff of ten compared to 15 at March 31,

        1998. Additionally, during the nine months ended March 31, 1998, Voxware reversed certain accruals recorded in prior periods related to sales and marketing that were no longer deemed necessary. This reversal decreased sales and marketing expenses by $83,000 during the nine months ended March 31, 1998.

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

                Amortization of purchased intangibles totaled $147,000 for the nine months ended March 31, 1999. These intangibles were included in the assets acquired from Verbex in February 1999. The total amount of intangibles capitalized from the Verbex acquisition approximated $5,100,000, and those intangibles are being amortized over four years.

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

             Income Taxes

                As of March 31, 1999, we had approximately $16,900,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of March 31, 1999, we have provided a full valuation allowance on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of considering such factors as our limited operating history, the volatility of the market in which we compete, the operating losses incurred to date and the operating losses anticipated in future periods. We expect to utilize a total of approximately $4,450,000 of our net operating loss carryforwards to offset the gain on the sale of assets to Ascend, subject to stockholder approval of the sale. In the event that the sale is approved, and our net operating loss carryforwards are utilized to offset the gain on the transaction, we expect to have available approximately $12,450,000 of net operating losses to offset future federal taxable income, if any, after the Ascend transaction is consummated.

           Three and Nine Months Ended March 31, 1998 Versus Three and Nine Months Ended March 31, 1997

           Revenues

              Total revenues decreased $1,106,000 from $2,412,000 in the three months ended March 31, 1997 to $1,306,000 in the three months ended March 31, 1998, reflecting a decrease in the amount of license fees recognized and a decrease in the amount of royalties and recurring revenues recognized from customers who licensed the Company's products in previous periods, offset by an increase in service revenues. On a year-to-date basis, total revenues decreased $152,000 from $5,127,000 for the nine months ended March 31, 1997 to $4,975,000 for the nine months ended March 31, 1998, reflecting a decrease in the amount of license fees recognized, offset in part by an increase in the amount of royalties and recurring revenues recognized from customers who licensed the Company's products in previous periods, and in part by an increase in service revenues. The Company believes that a variety of factors contributed to the overall decrease in revenues including, among other things, the aforementioned factors and circumstances affecting the preponderance of the Company's licensees which compete in the multimedia Internet software market, and the aforementioned transition of the Company's strategic focus to markets other than multimedia software. Specifically, with respect to that transition, in targeting customers in the electronic devices market, and in aiming to provide customized solutions to customers in that market, the Company has been selective in marketing and licensing to customers which the Company believes are more likely to provide opportunities for high quality, prosperous OEM relationships than its existing licensees in the multimedia Internet software market. As stated in the Overview section, over at least the next several quarters, the Company expects to continue to sign fewer new licensing agreements on a per-quarter basis in comparison to the prior year comparable periods. At the same time, the Company's objective is to form relationships with customers that the Company believes to have more significant potential for recurring revenue over the long term than its existing licensees in the multimedia Internet software market. There can be no assurance, however, as to the success of the Company's activities in these markets, or in successfully forming relationships with such customers.

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

             Cost of Revenues

                Cost of product revenues decreased $93,000 from $103,000 in the three months ended March 31, 1997 to $10,000 in the three months ended March 31, 1998. In the nine month period ended March 31, 1998, cost of product revenues were $137,000, reflecting a decrease of $11,000 from cost of product revenues of $148,000 for the nine month period ended March 31, 1997. The decreases in cost of product revenues were directly attributable to the decreases in product revenues recognized during those periods, as well as a decrease in the costs associated with the underlying product revenues for the three and nine month periods ended March 31, 1998 as compared to the costs associated with the underlying product revenues for the three and nine month periods ended March 31, 1997.

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

             Operating Expenses

                Total operating expenses decreased by $1,444,000 from $4,047,000 in the three months ended March 31, 1997 to $2,603,000 in the three months ended March 31, 1998. In the nine month period ended March 31, 1998, operating expenses were $8,582,000, reflecting a decrease of $2,919,000 from total operating expenses of $11,501,000 for the nine month period ended March 31, 1997. These decreases in total operating expenses primarily reflect headcount reductions in application development and support and other cost reductions associated with the aforementioned restructuring of the Company's business focus away from consumer application software and toward an OEM (original equipment manufacturer) model, including reductions in outside professional services. As of March 31, 1998, the Company's headcount totaled 58, compared to total headcount of 82 as of December 31, 1997 and 91 as of June 30, 1997.

                In comparing the three months ended March 31, 1998 with the three months ended March 31, 1997, the overall decrease in total operating expenses was comprised of a $991,000 decrease in research and development expenses, a $194,000 decrease in sales and marketing expenses, and a $259,000 decrease in general and administrative expenses. During the three months ended March 31, 1998, the Company decreased accrued expenses by approximately $145,000, thus reducing operating expenses by the same amount. This amount related to estimates accrued in previous periods for certain liabilities and contingencies which are no longer deemed necessary. In comparing the nine months ended March 31, 1998 with the nine months ended March 31, 1997, the decrease in total operating expenses consisted of a $2,154,000 decrease in research and development expenses, a $79,000 increase in sales and marketing expenses, and an $844,000 decrease in general and administrative expenses. During the nine months ended March 31, 1998, the Company decreased accrued expenses by approximately $465,000, thus reducing operating expenses by the same amount. This amount related to estimates accrued in previous periods for certain liabilities and contingencies which are no longer deemed necessary.

                Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses decreased $991,000 from $2,104,000 in the three months ended March 31, 1997 to $1,113,000 in the three months ended March 31, 1998. In the nine month period ended March 31, 1998, research and development expenses were $3,888,000, reflecting a decrease of $2,154,000 from $6,042,000 incurred during the nine month period ended March 31, 1997. These decreases in research and development expenses primarily resulted from restructuring the Company's business focus away from consumer application software and toward an OEM (original equipment manufacturer) model, which requires fewer personnel (including employees and independent contractors) than a consumer application software business model.

                Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses, trade shows and costs of promotional materials. Sales and marketing expenses decreased $194,000 from $1,165,000 in the three months ended March 31, 1997 to $971,000 in the three months ended March 31, 1998. In the nine month period ended March 31, 1998, sales and marketing expenses were $3,025,000, reflecting an increase of $79,000 from $2,946,000 incurred during the nine month period ended March 31, 1997. In comparing the three months ended March 31, 1998 to the three months ended March 31, 1997, the decrease in sales and marketing expenses was primarily due to the restructuring of the Company's focus to an OEM model, which requires less promotion and marketing than the previous consumer application software business model, as well as a decrease in the size of the Company's sales force and marketing staff from 17 at March 31, 1997 to 15 at March 31, 1998. In comparing the nine months ended March 31, 1998 to the nine months ended March 31, 1997, the decrease in sales and marketing expenses realized from the business model transition were offset by increases in expenses related to the Company's sales offices in Europe and Asia which were opened during the fourth quarter of fiscal 1997, and expenses incurred in connection with the formation of a product management and marketing function for the purpose of employing an OEM business model in its target markets.

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



        Liquidity and Capital Resources

            Since Voxware's inception in August 1993, the Company has raised net proceeds of approximately $29,898,000 as follows: approximately $8,838,000 through private placements; approximately $18,517,000 through our initial public offering which was declared effective on October 30, 1996; and approximately $2,543,000 through other sales of equity securities, including exercises of common stock options and common stock warrants, and issuances of common stock pursuant to the Company's Employee Stock Purchase Plan.

                As of March 31, 1999, we had a total of $5,343,000 in cash, cash equivalents and short-term investments consisting of $1,827,000 of cash and cash equivalents and $3,516,000 in short-term investments. We expect the sale of assets to Ascend for $5,100,000 to be consummated in September 1999, subject to stockholder approval. If the transaction is approved by our stockholders, we will receive $4,146,000 on the date of the closing of the transaction and $750,000 will be placed in escrow for a period of 18 months to secure our indemnification obligations. Voxware received a deposit of $204,000 from Ascend in January 1999, which is included in restricted cash-current in the March 31, 1999 balance sheet because we will be required to refund that deposit to Ascend in the event the transaction is not approved by Voxware's stockholders. Our cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, we have primarily financed its operations through the sale of equity securities.

                Cash of $3,032,000, $2,798,000 and $5,475,000 was used to
        fund operations for the nine months ended March 31, 1999, 1998 and 1997, respectively. Cash used to fund operations was attributable to the net loss plus the effect of non cash charges for depreciation and amortization and the provision for doubtful accounts in fiscal 1999, 1998 and 1997, a non cash charge for stock-based directors' compensation in fiscal 1998, plus the effects of changes in operating assets and liabilities in fiscal 1999, 1998 and 1997. For the nine months ended March 31, 1999, cash used in investing activities was $4,340,000, which consisted of $5,163,000 in cash paid for the Verbex business, and $50,000 in net purchases of property and equipment, offset by $873,000 in net sales and maturities of short-term investments. Cash provided by investing activities totaled $209,000 for the nine months ended March 31, 1998, which reflected $261,000 in net sales and maturities of short-term investments, offset by $52,000 in equipment purchases. Cash used in investing activities during the nine months ended March 31, 1997 totaled $16,491,000, which reflected $16,330,000 in net purchases of short-term investments, plus $161,000 in equipment purchases. For the nine months ended March 31, 1999, 1998 and 1997, cash provided by financing activities totaled $50,000, $1,109,000 and $19,204,000, respectively. These amounts reflect proceeds from exercises of common stock options of $19,000 and $998,000, respectively, for the nine months ended March 31, 1999 and 1998, and proceeds from the issuance of common stock pursuant to the Company's Employee Stock Purchase Plan of $31,000 and $111,000, respectively, for the nine months ended March 31, 1999 and 1998. For the nine months ended March 31, 1997, cash provided by financing activities consisted of $18,442,000 in net proceeds from Voxware's initial public offering and $762,000 in proceeds from the exercise of common stock warrants.

                We have a $2,000,000 revolving line of credit with Silicon Valley Bank. Borrowings under the credit facility will bear interest at the bank's prime lending rate. As amended on February 1, 1999, the credit facility requires Voxware to secure all indebtedness with cash held at the bank's offices in an amount not less that 100% of the outstanding amount of all indebtedness we owe to the bank. The credit facility requires payment of all outstanding principal, if any, plus all accrued interest on March 30, 2000. In connection with the lease of our office facility, we have outstanding a $300,000 standby letter of credit at March 31, 1998 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that we default on the lease. As required by the credit facility, we have secured the $300,000 standby letter of credit with cash that is included in "other assets, net" in the March 31, 1999 balance sheet. In addition to the credit facility, the agreement with Silicon Valley Bank provides a lease component in the amount of $1,500,000 for the purpose of providing a facility for the financing of the lease payments that we owe to an equipment lessor, of which approximately $48,000 was outstanding as of March 31, 1999.

           We have no material commitments for capital expenditures except for those under operating leases for our facilities and leased equipment. At March 31, 1999, our working capital totaled approximately $5,224,000. We believe that our current cash, cash equivalents and short-term investments balances, together with the approximately $4,896,000 in cash to be received assuming consummation of the Ascend transaction, will be sufficient to fund our working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of, or investments in businesses, products and technologies for at least twelve months beyond June 30, 1999. If the Ascend transaction does not close, and we do not receive the purchase price for the speech coding assets, we will need additional financing prior to that time in order to continue the development of our technologies and products and to finance any further acquisitions, joint ventures or other strategic relationships. Other than the agreement with Ascend, we have no agreements which would provide us with additional capital and we cannot assure you that additional financing will be available or, if available, that the financing will be on terms favorable to us or, if obtained, that the financing will not be dilutive to our current stockholders.

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

              We have been evaluating our Internal Programs and Systems to identify potential Year 2000 compliance problems. We have primarily conducted these evaluations and assessments using Voxware's information technology personnel, including coordinating evaluations and assessments with the respective vendors of these computer software programs and operating systems. We expect to complete these evaluations and assessments by the end of Fall 1999 and take appropriate steps to address any identified Year 2000 compliance problems by the end of 1999. These actions are necessary to ensure that the Internal Programs and Systems will be Year 2000 compliant. Based on present information, we believe that we will be able to achieve Year 2000 compliance through a combination of modification of some existing Internal Programs and Systems and the replacement of other Internal Programs and Systems with new programs and systems that are already Year 2000 compliant.

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

              In addition to our Internal Programs and Systems, the products we sell and license externally to customers (collectively, the "External Programs"), have been assessed for Year 2000 compliance. With respect to the speech compression technologies and products historically sold by Voxware, we are not aware of any Year 2000 issues. Verbex had assessed its products, the MVP, Speech Commander and our stationary boards. Verbex concluded that it could be advisable for the users of those products to take precautions to mitigate possible Year 2000 issues, such as not operating the product during the period of time when the calendar changes from December 31, 1999 to January 1, 2000. We have hired the director of engineering at Verbex in connection with the Verbex acquisition and we have commenced our own review of the Year 2000 compliance of Voxware's External Programs. While Voxware is not yet aware of any Year 2000 issues with our External Programs that are expected to have a material financial impact on Voxware as a result of our assessments to date, we continue to assess our External Programs. We expect to complete these assessments by the end of Fall 1999 and take appropriate steps to address any identified Year 2000 problems by the end of 1999. In addition, should we identify any material Year
        2000 problems, we are currently setting up a process that will enable us to contact our customers promptly so that we can provide instructions to mitigate or avert Year 2000 issues related to the External Programs. We cannot assure you however, that in the event that we encounter Year 2000 issues, we will be able to provide adequate instructions, or that our instructions will mitigate or avert Year 2000 issues related to our External Programs. We may need to recall products and undertake to modify, upgrade or replace the products. Any such undertaking could be expensive and could have a material adverse effect on Voxware and its financial condition.

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

           PART II - OTHER INFORMATION
           ---------------------------

              Item 5. Other Information.

              On February 4, 1999, the Company entered into a definitive agreement with Ascend Communications, Inc. ("Ascend") to sell to Ascend for approximately $5.1 million in cash consideration substantially all of its assets relating to what has historically been its primary business of developing and commercializing voice processing technologies and products. Also on February 4, 1999, Voxware entered into a definitive agreement with Verbex Voice Systems, Inc. ("Verbex") to acquire substantially all of the assets of Verbex for approximately $5.2 million in cash. The Verbex transaction closed on February 18, 1999 and the Company expects that the Ascend transaction will be consummated, subject to stockholder approval, in JuneSeptember 1999. After consummation of the transactions, Voxware is now focusing its efforts on the development of Verbex's business, which is the development and commercialization of speech recognition systems for the warehousing and manufacturing markets and other industrial markets. This will include the exploration of strategic alternatives to augment Verbex's business, including mergers, acquisitions and joint ventures. In addition, the sale to Ascend does not include Voxware's rights and obligations under its existing license agreements and, as part of the transaction, Voxware will receive a license back from Ascend of the Voxware technologies necessary to service its existing licensees. The license will also allow Voxware, with the consent of Ascend, to license those technologies to new licensees for certain limited uses. Voxware will be precluded from licensing the technologies licensed back from Ascend to the Internet Protocol telephony markets, and potentially to other markets, subject to the consent required from Ascend. After the sale to Ascend, Voxware expects to continue to have limited licensing revenue and to engage in a limited amount of additional licensing activity relating to the speech compression technologies sold to Ascend, primarily from licensing activities in the multimedia and consumer devices markets.

                Item 6. Exhibits and Reports on Form 8-K.

                                Exhibits:

                                2.1   Asset Purchase Agreement dated as of
                                      February 4, 1999 by and between Ascend
                                      Communications, Inc. and Voxware, Inc.*
                                2.2   Acquisition Agreement by and among
                                      Voxware, Inc., Verbex Acquisition
                                      Corporation and Verbex Voice Systems, Inc.
                                      dated as of February 4, 1999.*
                                 27.1 Financial Data Schedule (FDS) for current
                                      reporting periods ended March 31, 1999.*
                                 27.2 Restated Financial Data Schedule for
                                      reporting periods ended March 31, 1998.

                                 27.3 Restated Financial Data Schedule for
                                      reporting periods ended March 31, 1997.


                                 (b)  Reports on Form 8-K. Current Report on
                                      Form 8-K filed on February 9, 1999
                                      (relating to the sale of the Company's
                                      speech coding technology to Ascend
                                      Communications, Inc. and the purchase of
                                      certain assets and liabilities of Verbex
                                      Voice Systems, Inc.). Amendment to
                                      previously filed Form 8-K filed on Form 8-
                                      K/A on May 4, 1999.*
--------------------------------------------------------------------------------
*    previously filed.

           SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           Date:  August 11, 1999


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