Form 10-K
period 1999-06-30
VOXWARE INC
filed 1999-09-28
CIK 933454

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K

[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended   June 30, 1999
                                 ----------------

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from ______________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,997,821 as of September 22, 1999, based upon the closing sale price of the Common Stock as quoted on the Nasdaq National Market. This amount excludes an aggregate of 2,398,961 shares of Common Stock held by executive officers, directors and by each individual and entity that owns 5% or more of the Common Stock outstanding at September 22, 1999. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's Common Stock outstanding as of September 22, 1999 was 13,396,782.

================================================================================

                                 VOXWARE, INC.

                            FORM 10-K ANNUAL REPORT

                      For Fiscal Year Ended June 30, 1999

                               TABLE OF CONTENTS

PART I

Item 1.  Business .................................................................................   3
Item 2.  Properties ...............................................................................  13
Item 3.  Legal Proceedings.........................................................................  13
Item 4.  Submission of Matters to a Vote of Security Holders.......................................  13

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters ................  14
Item 6.  Selected Financial Data...................................................................  15
Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition.....  16
Item 8.  Financial Statements and Supplementary Data...............................................  24
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......  24

PART III

Item 10. Directors and Executive Officers of the Registrant .......................................  24
Item 11. Executive Compensation ...................................................................  24
Item 12. Security Ownership of Certain Beneficial Owners and Management............................  24
Item 13. Certain Relationships and Related Transactions ...........................................  24

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................  25
Index to Financial Statements...................................................................... F-1

================================================================================

                                    PART I

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT VOXWARE'S INDUSTRY, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY VOXWARE'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH HEREIN UNDER "IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS," ATTACHED HERETO AS
EXHIBIT 99. UNLESS REQUIRED BY LAW, VOXWARE UNDERTAKES NO OBLIGATION TO
UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS VOXWARE
FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.


ITEM 1.  BUSINESS.

Overview

     On February 18, 1999, we acquired substantially all of the assets of Verbex Voice Systems, Inc. Since that time, our business objective has been to provide noise-robust speech recognition products to the warehousing and manufacturing markets. Prior to our acquisition of Verbex, our primary business was developing marketing, licensing and supporting digital speech and audio technologies, solutions and applications and, on September 21, 1999, our stockholders approved the sale of substantially all of the assets of our speech coding business to Ascend Communications, Inc. (a wholly owned subsidiary of Lucent Technologies, Inc.).

     We operate within the multi-billion dollar "Automatic ID" market by selling products which rely on speech input of data to complement bar-code scanning and industrial data terminals in the warehouse, factory or other industrial setting for applications such as warehouse picking, logistics receiving, returns order processing, manufacturing inspection, and package and letter sorting. Speech recognition products are designed to provide the ability to input data that cannot be easily bar-coded, where key entry is impractical or where productivity or safety are enhanced by having the workers' hands free while performing their jobs. We distribute our current products to industrial and commercial customers primarily through value-added resellers ("VARs"), systems integrators and international distributors. In addition, we make direct sales to strategic accounts. We believe that the large market for speech recognition products in the industrial workplace has emerged and continues to grow due to the convergence of the following factors:

 . design advances which permit speech recognition products to be smaller, portable and more durable.

 . advances in wireless communications permitting an enhanced interface between mobile PCs and servers, and the increasing deployment of wireless networks in warehouses and other industrial operations.

 . an increased focus in industry of reducing the cost of logistics in order to increase profitability and achieve competitive advantages.

 . growth in electronic commerce resulting in increased businesses with substantial warehouse picking functions.

 .   decreasing cost of microprocessors and digital signal processors.

Products

     We have two major product lines; portable devices and stationary devices. All of our products are based on our proprietary speech recognition technology. For those products requiring "text-to-speech," we license software from third parties.

     Portable Devices. We manufacture a line of portable devices led by the Mobile Voice Pac ("MVP"), a rugged, continuous speech input/output device designed for industrial applications that require mobility and connectivity. The MVP weighs approximately 40 ounces and measures 8.8 inches in length, 3.5 inches in width and 2.6 inches in depth. It is worn on the belt of the user and is connected by wire to a headset with a microphone. When the user speaks into the microphone, the electronics and software in the MVP process the speech signal to determine what was said. After the MVP has determined what was said, that information is typically transmitted by a wireless link to the system network, which, depending upon the application, could be a warehouse management system, a manufacturing tracking system or another software package that tracks inventory or operations. The system network then records and processes the information, sends additional instructions to the MVP user or takes other action. In applications such as receiving and package sorting, the information processed by the MVP is sometimes used to print a bar code label locally rather than being transmitted by a wireless link to a system network.

     Some MVP models have built-in radios for real-time operation, and some we specifically designed for non-real-time applications. We design and build all models to be reliable and durable in industrial environments, and all models incorporate continuous speech recognition technology specifically designed to maintain accuracy in extremely loud facilities. The MVP is typically integrated into a facility's management and information system via a standard software interface built by us and used by a VAR constructing the complete application.

     We also manufacture a smaller, less rugged unit called the "Speech Commander portable" that is used outside typical industrial environments (e.g., remittance processing by banks), but its utility and distribution is limited to a small number of customers.

     We purchase parts and electronics boards for our products from external vendors. We also have external vendors perform major sub-assemblies where appropriate and cost efficient. Our employees perform final assembly and testing. We also offer customers the opportunity to purchase accessories such as headsets and computer hardware that we purchase from third party vendors for resale.

     Stationary Devices. Certain industrial applications do not require a high degree of mobility by each user. For those applications, we design and manufacture a family of stationary PC or other computer electronics boards that house digital signal processing chips and other electronics. The stationary devices, like the portable devices, are connected by wire to a headset with a microphone. The speech information is sent to the board in the computer. Much like the MVP portable device, the board employs its electronics and software to recognize what was said and sends commands to the computer to take action such as communicating with the system network or printing a label.

     This product line has been proven in industrial applications such as receiving and package sorting, and our sales of stationary products range from individual boards to complete computer workstations, depending on the customer's application.

     Stationary products consist of individual PC boards and complete systems, including fully integrated PCs for some customers. We typically subcontract the assembly of PC board products to local manufacturers, but our manufacturing personnel perform final testing and shipment of the PC boards. When a customer requires a fully integrated computer loaded with our board products in the PC or workstation, our personnel perform the integration and testing. We also offer customers the opportunity to purchase accessories such as headsets and computer hardware that we purchase from third party vendors for resale.

Applications

     Our primary market area is the warehouse market. The warehouse market is attractive because of the market's size, the move toward automation and increased productivity, the advent of e-commerce and its impact on the supply chain infrastructure, and Voxware's belief that speech-based products can add considerable value to operational efficiency. According to Brooker and Associates, an industry consultant we have retained, North America has between 500,000 and 750,000 warehouses. Those warehouse operations employ over 14 million people, including approximately 7 million pickers, and 1.5 million receivers. Within this market, we intend to target the larger warehouse operations with our industrial speech recognition products. Less than half of the warehouse operations run by large US companies are estimated to be automated with radio frequency ("RF") scanners, while less than 15% of those operated by smaller companies use RF systems today. We believe that the non-North American marketplace also represents a substantial market. The primary applications that we target in this area are warehouse picking and warehouse receiving, package sorting, and returns order processing.

     The following is a description of some of these target application areas, as well as a discussion of other application areas outside the warehousing market where we believe our products have market value.

     Warehouse Picking. A large part of the distribution industry involves the assembly of orders for individual customers by workers who walk through warehouses, individually selecting items and preparing orders for shipment. This "picking" function employs millions of workers in North America alone. Our products are designed to be used by the worker doing the picking (the "picker") to enhance the accuracy and speed of these operations. Using our system, picking instructions are synthetically generated from electronic or written orders received from the warehouse's customers and are sent by speech to a picker on the warehouse floor wearing a headset and a portable device such as the MVP. While keeping his hands and eyes free to walk through the warehouse and pick, the picker listens to the instructions, acts upon them and confirms the selections using voice commands spoken into the headset's microphone. We believe that our speech-based products for picking applications have provided customers with the benefits of increased productivity, accuracy and the elimination of paper.

     An example of a warehouse picking application which we believe provides a large target market for our products is grocery picking. Grocery warehouse pickers are typically filling small, case-based orders very quickly and handling hundreds of different items. In this environment, products that offer hands-free, eyes-free operation can enhance speed and accuracy, and may be particularly attractive in freezers where heavy gloves limit the pickers' ability to execute the fine motor movements necessary to work with paper and pen, keyboards or hand held computers or even scanners.

     Warehouse Receiving, Package Sorting and Returns Order Processing. A distribution and warehousing facility may receive anywhere from hundreds to tens of thousands of packages daily. Each of these packages must be formally received such that the warehouse's system can account for and track the package. The receiving process can be cumbersome, often relying on paper or PCs and manual recording and input of information which may lead to high error rates and low productivity. When a package arrives, dock workers wearing a headset and a portable device such as the MVP speak information into their headsets about the arriving packages, such as the purchase order number corresponding to the package or some other identification information. The portable device recognizes the information and communicates it to the distribution center or warehouse software system, which adjusts the inventory count. Alternatively, the speech data may be transmitted to a bar code printer that immediately prints a bar code label to be adhered to the package and used to track the package internally thereafter.

     An example of a logistics receiving market is the retail clothing industry, which often uses a distribution method known as "cross-docking" in which goods arrive in the distribution center on one truck and exit on another truck minutes or hours later. The goods are routed to the appropriate trucks using bar code scanners on conveyers inside the facility. However, since many packages arrive without usable bar codes, labels must be generated on the receiving dock and adhered to the package immediately. Because of the fast-paced, high-volume receiving operations typical in clothing distribution operations, and because a high percentage of arriving packages do not have usable bar codes, we believe that this application lends itself well to a speech-based solution.

     Two specialized versions of the "receiving" application are package sorting and returns order processing. In both circumstances, warehouse or distribution center employees are formally accepting goods into their system, and information must be recorded so that the central system can properly route and disposition those items. We consider the application mechanics to be similar among cross-docking, generic receiving, returns order processing, and package sorting, and have therefore discussed them as a single application category.

     Manufacturing and Other Inspection. Newly manufactured goods are often inspected at the end of or during the manufacturing process to highlight defects and properly disposition the finished good. These inspections are typically accomplished with pen and paper. Our products are designed to allow inspectors to input more information faster without removing their hands or eyes from the item under inspection. Verbex sold a small number of products in this market and we intend to explore marketing opportunities in this area.

     Other Applications & Markets. Verbex also licensed its technology or sold its products to banks looking for fast, efficient methods of recording the amount of payment their customers make on credit card bills and other debts, dentists interested in charting patient conditions without the use of an assistant and customers deploying lumber grading systems for saw mills. In addition, Verbex marketed a PC-based product targeted to consumers and an automated telephony personal assistant software package for the small office/home office market, and built speech-recognition OEM boards for a hospital bed manufacturer to allow bed-ridden patients to control bed position, television settings and other room devices using voice commands.

     Although standard products will be available for these "other" applications when we encounter an opportunity, and we intend to fulfill support obligations to existing customers, we do not intend to invest substantial sales, marketing, or development resources to maintain or increase revenue from market areas other than our primary target areas identified above.

Sales and Distribution

     We believe that the industrial marketplace for our products is large and diverse. We believe that the establishment of a network of VARs with extensive and specific knowledge of the various applications critical in the industrial market is important in order for us to succeed in that market. VARs typically purchase products from us at a discount and incorporate them into "application systems" for various target markets. These application systems integrate our products with additional hardware and software components and include service and product support. VARs then resell or lease the application systems to end-user customers. Building a network of VARs takes time and requires different sales and marketing expertise than that required to build a consumer software distribution channel, or an OEM relationship for technology.

     Verbex began to develop a network of VARs capable of not only marketing but installing its products and servicing its customers. Generally, Verbex entered into written agreements with VARs, pursuant to which VARs purchase products from us at discounts ranging from 20% to 40%. These VAR agreements are usually for an initial term of 15 months, which may be renewed for one or more 12-month terms, although, under the VAR agreements signed by Verbex, either party may terminate the agreement upon 30 days prior written notice. Under the VAR agreements, we warrant to repair, replace or refund the purchase price of any defective product delivered to a VAR or a VAR's customer, provided that we are notified of the defective product within 90 days from delivery of the product to the end-user in the case of software and one year from such delivery in the case of hardware.

     Voxware plans to focus on the expansion of Verbex's VAR channel not only in the United States but abroad, with particular emphasis on the development of strategic relationships with warehouse management system ("WMS") vendors and RF system vendors. Assuring that our products are easily integrated with these vendors' systems as well as other components of customers' asset management and information systems will be a key factor in Voxware's success. We believe that in the industrial speech recognition market, strategic partnerships with the appropriate WMS vendors, as well as the major RF infrastructure corporations, are critical to success. As is the case with the development of an effective VAR channel discussed above, nurturing and building these relationships takes time. There can be no assurance that we will be successful in developing strategic partnerships with WMS and RF system vendors.

     Voxware intends to augment the development of the indirect VAR channel with pull-through sales activities (which will be serviced by select VARs), as well as strategic accounts serviced directly by Voxware personnel. It is our intention, however, to move further away from a direct sales model as the indirect channel develops over the long term. We intend to maintain a limited marketing and sales presence in Europe, and also intend to monitor progress of market opportunities within the Asian markets, but currently anticipate very minimal investment in this geographic region until evidence of the Asian market opportunities are strong enough to warrant additional investment.

     In July 1999, we entered into an agreement with a division of ITT Industries, Inc. under which we have licensed our speech recognition products and technologies to ITT for the creation of speech recognition products for sale to military and other governmental customers. The agreement creates a strategic relationship involving joint product development, cross-licensing of technology, marketing and co-branding. Under the agreement, Voxware is evaluating ITT's speech products and technologies for potential combination with Voxware's products to create products for sale to non-military or governmental customers. Voxware will receive a one-time license fee of $250,000 from ITT payable in two installments during the year ending June 30, 2000 and, if ITT develops and sells products incorporating Voxware's technologies, ITT will pay royalties to Voxware. Voxware expects to recognize the one-time license fee over the five-year term of the agreement, and royalty revenues in the fiscal quarters in which they are reported to us by ITT. We cannot assure you as to whether ITT products incorporating Voxware's technologies will be developed or sold, or what amount of royalty revenues, if any, Voxware will receive from ITT.

Customers

     Historically, Verbex derived a significant portion of its net revenues from sales to VARs and systems integrators. These third parties are trained and supported by us and provide substantial leverage to our sales and support capabilities. For the year ended December 31, 1998, these third parties accounted for 52% of Verbex's total revenues.

     In addition, Verbex had long-standing relationships with certain customers to whom Verbex sold its products directly and offered ongoing support and maintenance. Historically, Verbex's five largest direct-sale customers have been the United Parcel Service, which accounted for 15% of Verbex's total revenues in 1998, another major package handling company, a governmental agency, a branch of the U.S. armed services and a major pharmaceutical company. For the year ended December 31, 1998, these customers accounted for 25% of Verbex's total revenues. There are no written agreements with any of these customers. The majority of our direct sales are placed through purchase orders on an as-needed basis. There can be no assurance that these customers will continue to seek our products and services at the same levels as they have in the past, or at all.

     Our standard warranty policy generally allows customers or end-users to return defective products for repair, replacement or refund of purchase price, provided that we are notified of the defect within 90 days from delivery to the customer or end-user in the case of software and one year from the delivery in the case of hardware. Substantially all components, parts and subassemblies purchased by Voxware are covered by warranty by the manufacturer for periods ranging from 30 days to one year.

Technology

     Speech recognition technology can be broadly segregated into two categories: speaker-independent and speaker-dependent systems. Speaker-independent products can recognize the utterances of any speaker using a specific language, while speaker dependent systems require that each individual user train the system to recognize his or her specific voice. Speaker-dependent systems are typically much more accurate than speaker-independent systems, while speaker-independent products offer greater flexibility.

     As a practical matter, many applications cannot use speaker-dependent technology. For example, a telephone-based airline reservation system using speech recognition would require speaker-independent technology, as the airline cannot predict who will be calling. Thus, the airline would sacrifice some accuracy in exchange for speaker independence. In warehouse or manufacturing environments where accuracy in noisy environments is critical, the significant accuracy improvements offered by speaker-dependent technologies over speaker-independent technologies are typically considered to be worth the time required to train the system for the user's voice. Further, speaker independent systems are by nature language independent, so workers with multiple accents, dialects, and native languages can use the system without custom system development.

     Our current industrial product line is based on our proprietary VISE speaker-dependent speech recognition technology, which is continuous, and highly noise-tolerant. Users of products based on the VISE engine must train the devices to their personal voices before using them, an acceptable requirement in industrial applications. Our MVP product line and all of our stationary products sold to industrial customers are based on the VISE technology. Our proprietary VCORE software combines our VISE technology with an interface suitable for applications such as toys, games and telephones. Although we have licensed VCORE on a limited basis to a small number of customers for use in their products, our strategy for the future does not emphasize technology licensing to OEMs.

     In addition to Verbex's VISE speaker-dependent technology, prior to our acquisition of Verbex, Verbex had been in the process of developing FlexVISE, a large vocabulary speaker-independent technology designed to maintain extremely high accuracy in very high noise environments. We believe that this technology is in the early stages of development and technological feasibility has not been proven. We have not determined whether to dedicate resources to the further development of FlexVISE, and we intend to investigate the feasibility of obtaining and deploying speaker independent technology developed and owned by third parties.

     We believe that providing a noise-robust, speaker independent, continuous product to customers in our targeted application areas would enhance our competitiveness in the marketplace. At present, however, we believe that very large vocabulary capability is not considered a compelling requirement for customers in our targeted application areas.

     Competition

     We encounter competition from two sources. First, in each application area, alternatives to speech-based products exist. For example, in the package sorting and remittance processing applications, keyboards are the most prevalent alternative. Inspection, receiving, and inventory applications can use keyboards as well, but often pen and paper comprise the alternative method in those cases. In dental charting, the alternative solution is the use of an assistant performing transcription. Some applications have access to more technologically sophisticated alternatives. Bar code scanning devices, for example, represent a competitive alternative to speech-based products in warehouse picking applications. Thus, bar code product companies such as Symbol Technologies, Inc., Intermec Technologies Corporation (a subsidiary of UNOVA, Inc.), LXE Inc. (a wholly-owned subsidiary of Electromagnetic Sciences, Inc.), Teklogix International Inc. and Telxon Corporation, can be considered competitors in the warehouse picking marketplace.

     Companies that build competitive speech recognition-based systems comprise the second source of competition for Voxware. Vocollect, Inc. markets a wearable speech-based computer and complementary software targeted primarily at the warehouse picking market. Similarly, SyVox Corporation offers a wearable speech-based computer product for the industrial marketplace. In addition, companies like Xybernaut Corporation, ViA, Inc. and others also market wearable computer products incorporating speech recognition technologies, although the latter group targets hands-busy applications that require visual information, a market segment Voxware is specifically not targeting.

     There are also several traditional speech recognition companies not currently focusing primarily on the industrial market, including Dragon Systems, Inc., IBM, Philips Electronics N.V. and Lernout & Hauspie Speech Products N.V. If these companies decide to focus on the industrial market, our business could be materially and adversely affected.

Sale of Speech Coding Business

     Prior to our acquisition of Verbex, Voxware developed, marketed, licensed and supported digital speech and audio technologies, solutions and applications. On September 21, 1999, our stockholders approved the sale of substantially all of the assets of our speech coding business to Ascend (a wholly owned subsidiary of Lucent Technologies, Inc.). Upon closing, Voxware received $4,146,000 in cash. We had previously received $204,000 of the purchase price, and the remaining $750,000 is being held in escrow for 18 months (until March 21, 2001) to secure Voxware's indemnification provisions under the sale of assets agreement. The sale to Ascend does not include our rights and obligations under our existing speech coding license agreements. As part of the sale, we received a license from Ascend to use the speech coding technologies necessary to service those existing licensees. We will also seek to license our audio compression technologies that were not sold to Ascend. With the consent of Ascend, we may also license the speech coding technologies to new licensees for uses that are not competitive with Ascend. We do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent. Therefore, we cannot assure you that Ascend will consent to any new licenses which we propose to enter into relating to the speech coding technologies. Voxware's revenue from licensing speech coding technologies and audio compression technologies has been decreasing from quarter to quarter over the last two years. Therefore, we expect that, even if Ascend is willing to give its consent, our new licensing activity relating to the speech coding technologies will decrease significantly over time. Further, over time, as we focus on the Verbex business, we expect that revenues from licensees of speech coding technologies will become a less significant part of our revenues. Therefore, we do not expect revenue from new licensing activity to materially affect our financial position. We intend to continue to sell our speech coding products opportunistically in the future, and to continue to maintain relationships with existing licensees. However, we do not intend to pro-actively market or sell these products, or invest material resources in the growth of this business area.

Patents and Proprietary Information

     With our acquisition of Verbex, we acquired certain patents and patent applications related to the Verbex technology. The Company expects to routinely file patent applications as deemed appropriate. The Company's success will depend in part on its ability to obtain patent protection for its products, preserve its trade secrets and operate without infringing the proprietary rights of other parties. We cannot assure you that patent applications to which we hold rights will result in the issuance of patents, or that any issued patents will provide commercially significant protection to our technology, products and processes. In addition, we cannot assure you that others will not independently develop substantially equivalent proprietary information not covered by patents to which we own rights or obtain access to our know-how or that others will not claim to have or will not be issued patents which may prevent the sale of one or more of our products. In addition, the laws of certain countries may not protect our intellectual property. The software market has traditionally experienced widespread unauthorized reproduction of products in violation of manufacturers' intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce the manufacturers' intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. Our success is also dependent upon unpatented trade secrets which are difficult to protect. To help protect our rights, we require employees and consultants to enter into confidentiality agreements that prohibit disclosure of our proprietary information and requires the assignment to us of their ideas, developments, discoveries and inventions. We cannot assure you, however, that these agreements will provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosures.


Employees

     As of September 22, 1999, we had 31 full-time employees consisting of 14 in research and development, 11 in sales and marketing and 6 in administration and finance. Fifteen of our employees are located at our Cambridge, Massachusetts facility, and 11 are located at our corporate offices in Princeton, New Jersey. The remainder work at various other locations. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our employee relations are good.


ITEM 2. PROPERTIES.

     We lease our principal facility, which contains approximately 18,000 square feet of office space in Princeton, New Jersey. The initial term of the lease for our current office space will expire on May 31, 2003. Total payments under this lease consist of a base rent of $21.30 per square foot, plus escalations for property operating expenses, property taxes and other items. We entered into a Sublease Agreement in July 1998, under which we subleased to a third party approximately 47% of the space in the facility. The initial term of that Sublease Agreement will expire on May 31, 2003.

     We also lease space in Cambridge, Massachusetts for research and development, product engineering and final assembly and testing. This space occupies approximately 5,035 square feet. Total payments under the lease consist of a base rent of $14.75 per square foot, an electricity charge of $1.50 per square foot, an expense charge of 7.9% of the landlord's building expenses and $150 per month for three parking spaces. The lease expires on May 31, 2000, subject to our option to extend the lease for one additional month by paying a base rent of $23.00 per square foot for the months of April, May and June 2000. We believe that existing facilities are adequate for operations through the year ending June 30, 2000 and that additional space will be available as needed thereafter.


ITEM 3. LEGAL PROCEEDINGS.

     We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.


EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their respective ages and positions with the Company as of September 22, 1999 were as follows:

                  Name                  Age                      Position
                  ----                  ---                      --------
     Bathsheba J. Malsheen, Ph.D. ...    48    President, Chief Executive Officer and Director
     Nicholas Narlis ................    39    Vice President, Chief Financial Officer, Secretary and
                                               Treasurer
     Sherri L. Meade ................    52    Vice President, Engineering and Operations
     David C. Vetter ................    54    Chief Technical Officer
     Juergen C.H. Lemmermann ........    61    Vice President, Operations

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

     Sherri L. Meade has served as Vice President, Engineering and Operations since June 1999. From November 1995 through May 1999, Ms. Meade served as Director, Software Engineering Operations at Dialogic Corporation, a manufacturer of telecommunications and computer telephony components. Previously, from 1993 through August 1995, Ms. Meade served as Director of Software Development at Franklin Electronic Publishers, which designs, develops and distributes hand held electronic information products. In 1992, Ms. Meade was Director of Development Services at Commodore International, which developed, manufactured and distributed Personal Computing products. From 1969 through 1992, Ms. Meade held various management and engineering positions at IBM, most recently as Program Manager of PenTablet Systems within the Personal Computing division. Ms. Meade holds a B.S. in Mathematics from the State University of New York at Stony Brook.

     David C. Vetter has served as Chief Technical Officer of Voxware since February 1999, when Voxware acquired substantially all of the assets of Verbex. From 1987 through February 1999, Mr. Vetter served as Vice President of Research and Development at Verbex. Previously, from 1978 through 1987, Mr. Vetter held various management and consulting positions in the area of commercial development of speech recognition products for Milton-Bradley, Digital Equipment Corporation, General Instruments and other organizations. Mr. Vetter holds a B.S. in Humanities and Mathematics from the Massachusetts Institute of Technology and an M.A. in Physics from the University of Massachusetts.

     Juergen C. H. Lemmermann has served as Vice President, Operations of Voxware since February 1999, when Voxware acquired substantially all of the assets of Verbex. Mr. Lemmermann previously served as Vice President, Operations at Verbex since 1986. From 1976 through 1986, Mr. Lemmermann served in various capacities in the Verbex division of Exxon Enterprises, most recently as Director of Operations. Previously, Mr. Lemmermann served in various manufacturing operations positions for several semiconductor manufacturing firms. Mr. Lemmermann holds the equivalent of a B.S. in Business Administration. He was educated in Germany.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

Market Information

     Our Common Stock is traded on the National Market segment of The Nasdaq Stock Market under the symbol "VOXW." The following table sets forth the high and low sale prices as quoted on The Nasdaq Stock Market.

                                                                                      High          Low
                                                                                      ----          ---
Fiscal Year Ended June 30, 1997
Quarter ended December 31, 1996 (beginning October 31, 1996)                         $ 8.50        $6.375
Quarter ended March 31, 1997                                                         $7.625        $ 2.00
Quarter ended June 30, 1997                                                          $ 6.00        $ 4.00

Fiscal Year Ended June 30, 1998
Quarter ended September 30, 1997                                                     $6.063        $ 3.75
Quarter ended December 31, 1997                                                      $6.688        $3.188
Quarter ended March 31, 1998                                                         $ 4.00        $2.031
Quarter ended June 30, 1998                                                          $ 3.50        $ 2.00

Fiscal Year Ended June 30, 1999
Quarter ended September 30, 1998                                                     $2.375        $0.813
Quarter ended December 31, 1998                                                      $ 1.50        $0.469
Quarter ended March 31, 1999                                                         $1.969        $0.750
Quarter ended June 30, 1999                                                          $1.563        $0.625

Fiscal Year Ending June 30, 2000
Quarter ending September 30, 1999 (through September 24, 1999)                       $1.281        $0.938

     As of September 24, 1999 there were approximately 170 holders of record of our Common Stock. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid any cash dividends on our Common Stock. We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected statement of operations data for the three years ended June 30, 1999 and the selected balance sheet data as of June 30, 1998 and 1999 have been derived from the financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, and which financial statements are included elsewhere in this Form 10-K. The selected statements of operations data for the fiscal years ended June 30, 1995 and 1996, and the balance sheet data as of June 30, 1995 and 1996 have been derived from the Company's audited financial statements not included herein. The selected statement of operations data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the financial statements and notes thereto included elsewhere in this Form 10-K.

                                                      1995         1996         1997        1998         1999
                                                      ----         ----         ----        ----         ----
                                                            (In thousands, except per share data)
Statement of Operations Data:
 Revenues:
   Product revenues:.
     Product sales.............................     $     -      $     -      $     -     $      -     $    791
     License fees..............................           -        1,256        5,432        2,935          705
     Royalties and recurring revenues..........           -          238        1,996        1,918          511
                                                    --------     --------     --------    ---------    ---------
       Total product revenues..................           -        1,494        7,428        4,853        2,007
   Service revenues............................           -          113          351        1,029          879
                                                    --------     --------     --------    ---------    ---------
       Total revenues..........................           -        1,607        7,779        5,882        2,886
                                                    --------     --------     --------    ---------    ---------
 Cost of revenues:
    Cost of product revenues...................           -           17          178          142          429
    Cost of service revenues...................           -           28          164          441          542
                                                    --------     --------     --------    ---------    ---------
       Total cost of revenues..................           -           45          342          583          971
                                                    --------     --------     --------    ---------    ---------
       Gross profit............................           -        1,562        7,437        5,299        1,915
                                                    --------     --------     --------    ---------    ---------
 Operating expenses:
    Research and development...................         537        2,497        7,796        4,726        2,058
    Sales and marketing........................         332        1,084        4,018        3,844        2,513
    General and administrative.................         365          980        3,204        2,467        1,691
    Amortization of purchased intangibles......           -            -            -            -          478
                                                    --------     --------     --------    ---------    ---------
       Total operating expenses................       1,234        4,561       15,018       11,037        6,740
                                                    --------     --------     --------    ---------    ---------
       Operating loss..........................      (1,234)      (2,999)      (7,581)      (5,738)      (4,825)
 Interest income...............................          65          132          722          844          539
                                                    --------     --------     --------    ---------    ---------
 Net loss......................................      (1,169)      (2,867)      (6,859)      (4,894)      (4,286)
 Accretion of preferred stock to
       redemption value........................           -           (7)          (5)           -            -
                                                    --------     --------     --------    ---------    ---------
 Net loss applicable to common stockholders....     $(1,169)     $(2,874)     $(6,864)    $ (4,894)    $ (4,286)
                                                    ========     ========     ========    =========    =========
 Basic and diluted net loss per common share...     $ (0.23)     $ (0.67)     $ (0.38)    $  (0.38)    $  (0.32)
                                                    ========     ========     ========    =========    =========
 Weighted average number of
       common shares outstanding...............       5,056        5,784       10,242       12,890       13,330
                                                    ========     ========     ========    =========    =========

                                                                             June 30,
                                                    --------------------------------------------------------
                                                       1995        1996        1997        1998       1999
                                                      -------    --------    --------    --------    -------
Balance Sheet Data:                                                       (In thousands)
 Cash, cash equivalents and
   short-term investments......................        $1,523    $ 3,837      $16,469     $13,537    $ 4,446
 Working capital...............................         1,418      3,887       16,966      13,743      4,446
 Total assets..................................         1,667      5,336       20,221      15,557     12,592
 Redeemable Series A Convertible
   Preferred Stock.............................             -      5,938            -           -          -
 Stockholders' equity (deficit)................         1,556     (1,076)      17,376      13,913      9,709

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause our plans and results to differ significantly from plans and results discussed in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Important Factors Regarding Forward-Looking Statements" attached hereto as Exhibit 99.

Overview

     On February 4, 1999, we entered into an agreement with Ascend (which at the time was publicly owned but since then was acquired by Lucent Technologies, Inc. and is now a wholly owned subsidiary of Lucent) to sell to Ascend substantially all of our assets relating to what had historically been our primary business of developing and selling speech coding technologies and products. The sale to Ascend was consummated on September 21, 1999. Also on February 4, 1999, we entered into a definitive agreement with Verbex to acquire substantially all of the assets of Verbex. The Verbex transaction was consummated on February 18, 1999. Since that time, Voxware has been focusing its efforts on Verbex's business of developing and selling speech recognition products for the warehousing and manufacturing markets as well as other industrial markets.

     Verbex historically generated revenues primarily from product sales, licenses and development services. Verbex product sales consist of: portable devices used for mobile industrial speech-recognition applications (Verbex's MVP product line); stationary speech-recognition devices, primarily used for warehouse receiving and package sorting applications; and accessories that complemented its product offerings, including microphones, headsets and computer hardware. Verbex also licensed its VCORE speech recognition software application for use in embedded applications, and provided maintenance services to customers, generally under one- to three-year agreements. Development services consist of providing technical resources and assistance to customer-specific development efforts, which include porting Verbex's technology to specific customer platforms. Revenues from product sales are generally recognized when products are shipped.

     Prior to its acquisition of Verbex, Voxware generated revenues relating to its speech and audio coding business from two sources: fees from software product licenses and fees for services provided. Voxware's speech and audio coding product revenues consist of two components: software license fees, and royalties and recurring revenues. Voxware licensed its products primarily to software and hardware companies which incorporated Voxware's products and technologies into their products. Arrangements with customers, which were negotiated on a case-by-case basis, included one or more of the following: initial license fees, quarterly license fees, annual license fees or royalties based on the licensee's revenue generated or units shipped of products incorporating Voxware's technologies. As a result, the timing and amount of our revenues were substantially dependent on the timing and efforts of our licensees in developing and marketing products incorporating our products and technologies. Software product revenues are generally recognized upon shipment, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalty revenues are recognized in the period of customer shipment. Service revenues consist of customer maintenance support and engineering fees. Customer maintenance support revenues are recognized over the term of the support period, which typically lasts for one year. Engineering fees are generally recognized upon customer acceptance or upon delivery if customer acceptance is not required. All research and development costs are expensed as incurred.

     The sale to Ascend did not include Voxware's rights and obligations under its existing license agreements. We will continue to have revenue from existing licensees of our speech coding technology in the multimedia and consumer devices markets after the sale to Ascend, in the form of periodic license renewal fees, royalties and service fees. With the consent of Ascend, we may also license our speech coding technologies after the sale for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. We do not believe that we will have any revenues from new licensees in the Internet Protocol ("IP") telephony market. Our revenue from licensing speech coding technologies and audio compression technologies has been decreasing over the last two years. Therefore, we expect that, even if Ascend is willing to give its consent, our new licensing activity relating to the speech coding technologies will decrease significantly after the sale to Ascend. Further, over time, as we focus on the Verbex business, we expect that revenues from licenses of speech coding technologies will become a less significant part of our revenues.

     The majority of our existing licensees of our speech compression products compete in the multimedia Internet software market, which is a relatively new market, and many of the companies compete against much more established companies and/or have businesses that are relatively immature. We believe that a significant number of our licensees which compete in this market have not incorporated, and may never incorporate, Voxware's technologies into their products. Therefore, we may never derive royalties or other recurring revenues from many of our existing license agreements in the multimedia Internet software market. With respect to Internet Protocol ("IP") telephony, deployments in that market have primarily utilized standardized codec technologies (and not Voxware's proprietary codec technologies). In addition, deployments in IP telephony have been characterized by bandwidth-rich managed networks (Intranets), which networks generally do not benefit significantly from low bandwidth solutions such as Voxware's technologies. As a result of these factors, demand for Voxware's technologies in the IP telephony market has not been significant. In connection with the sale to Ascend, have discontinued our activities in the IP telephony market.

     Based on our assessment regarding the multimedia Internet software and IP telephony markets, in fiscal 1998 we shifted our business and marketing emphasis to OEM customers in the electronic devices market.

     Voxware has only a limited operating history upon which an evaluation of Voxware and its prospects can be based. Since its inception, Voxware has incurred significant losses and, as of June 30, 1999, Voxware had an accumulated deficit of $20,303,000. In at least the near term quarters, we expect to incur net losses as we pursue a new line of business. The recent sale of our existing business to Ascend and recent acquisition of the speech recognition systems business of Verbex makes the prediction of future results of operations impossible. Therefore, Voxware's historical revenues should not be taken as indicative of future revenues. In addition, Voxware's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the entrance into a new line of business, the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by our licensees that incorporate our products, the rate of new licensing activity, as well as the termination of existing license agreements, the introduction of new products or services by the Voxware or its competitors, pricing changes in the industry, the degree of success of Voxware's efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by Voxware or its licensees, the level of usage of the Internet, and general economic conditions.

Results of Operations

Fiscal 1999 Versus Fiscal 1998

Revenues

     Voxware recorded revenues of $2,886,000 for the year ended June 30, 1999 compared to revenues of $5,882,000 for the year ended June 30, 1998. The $2,996,000 total decrease in revenues reflects decreases in the amounts of license fees, royalties and recurring revenues and service revenues from our speech compression technology products, partially offset by an increase in industrial speech recognition product sales.

     During the year ended June 30, 1998, Voxware derived approximately $4,437,000 (75% of total revenues) from multimedia customers versus approximately $974,000 (34% of total revenues) for the year ended June 30, 1999. The $3,463,000 decrease in multimedia revenues reflects the deterioration of the multimedia Internet software market for Voxware's speech compression products, a shift in Voxware's focus away from the speech compression business and toward Verbex's industrial speech recognition products business after Voxware's acquisition of Verbex in February 1999, and also reflects that revenues earned from major customers during the fiscal year ended June 30, 1998 were not repeated or replaced during the year ended June 30, 1999. In particular, the amendment and termination of Voxware's agreement with Netscape, under which Voxware derived $1,250,000 (21% of total revenues) in revenues during the fiscal year ended June 30, 1998 and none during the fiscal year ended June 30, 1999, accounts for a significant portion of the reduction in Voxware's revenues. We are not currently receiving any revenue from Netscape and we do not anticipate receiving any revenues from Netscape in the future.

     During the fiscal year ended June 30, 1999, Voxware recognized $809,000 of revenue from the sale of speech recognition products, all of which was recorded after our acquisition of substantially all of the assets of Verbex in February 1999. These revenues represent Voxware's first revenues recognized from the sale of Verbex products. We expect that over time, sales of speech recognition products will comprise the most significant portion of our revenue.

     Total product revenues decreased $2,846,000 from $4,853,000 in the fiscal year ended June 30, 1998 to $2,007,000 in the fiscal year ended June 30, 1999. The decrease in product revenues reflects a decrease in the amount of license fees recognized during the fiscal year ended June 30, 1999 compared to the amount of license fees recognized during the fiscal year ended June 30, 1998, and a decrease in the amount of royalties and recurring revenues recognized during the period from customers who licensed the Company's products in previous periods. These decreases were partially offset by $809,000 in product sales attributable to speech recognition products. We believe that the factors discussed in the "Overview" above were primarily responsible for the overall decrease in product revenues. For the fiscal years ended June 30, 1999 and 1998, 39% and none of the Company's product revenues were attributable to product sales, respectively, 35% and 60% were attributable to license fees, respectively, and 25% and 40% were attributable to royalties and recurring revenues, respectively.

     Service revenues were primarily attributable to customer maintenance support and fees for engineering services. For the fiscal year ended June 30, 1999, service revenues totaled $879,000, reflecting a decrease of $150,000 from service revenues of $1,029,000 for the fiscal year ended June 30, 1998. The decrease in service revenues is primarily attributable to (i) a decline in customer maintenance support revenues because we had a much smaller portfolio of customers to which we provided maintenance support services during the fiscal year ended June 30, 1999 than we did for the fiscal year ended June 30, 1998, and (ii) a decline in development services revenues because of our shift in focus away from the custom development facet of the speech compression business to the operation of Verbex's business. Service revenues for the fiscal year ended June 30, 1999 includes $273,000 earned pursuant to a services agreement between Voxware and Ascend, under which ten of Voxware's engineers performed services for Ascend at various times from February 4, 1999 through June 24, 1999. All ten of those employees became employees of Ascend on June 24, 1999.


     Cost of Revenues

     Cost of revenues increased $388,000 from $583,000 for the fiscal year ended June 30, 1998 to $971,000 for the fiscal year ended June 30, 1999. The increase in cost of revenues reflects increases in cost of product revenues and cost of services revenues.

     Cost of product revenues increased $287,000 from $142,000 in the fiscal year ended June 30, 1998 to $429,000 in the fiscal year ended June 30, 1999, reflecting materials, labor and overhead costs associated with hardware products related to the Verbex business. Such costs accounted for the majority of cost of products revenues in fiscal 1999. As of June 30, 1999, Voxware had a manufacturing staff of four compared to none at June 30, 1998. In fiscal 1998, cost of products revenues represented costs related to our speech compression software licensing business, for which revenues declined significantly in fiscal 1999. Since the industrial speech recognition hardware products business is a lower gross margin business than software licensing, cost of products revenues increased as a percentage of product revenues in fiscal 1999.

     Cost of services revenues consists primarily of the expenses associated with customer maintenance support and engineering services, including employee compensation and equipment depreciation. Cost of service revenues increased $101,000 from $441,000 in the fiscal year ended June 30, 1998 to $542,000 in the fiscal year ended June 30, 1999. The increase in cost of service revenues is primarily attributable to Voxware's services agreement with Ascend. Under this agreement, ten of Voxware's engineers performed services for Ascend at various times from February 4, 1999 through June 24, 1999. For these services, Voxware earned services fees which were based upon those employees' salaries, and provided Voxware lower gross margins than the gross margins on other services fees. As a result, cost of service revenues increased as a percentage of revenues during fiscal 1999 as compared to fiscal 1998.


     Operating Expenses

     Total operating expenses decreased by $4,297,000 (39%) from $11,037,000 in the fiscal year ended June 30, 1998 to $6,740,000 in the fiscal year ended June 30, 1999. The decrease primarily reflects headcount reductions in each of research and development, sales and marketing and administration, and other cost reductions associated with the restructuring of Voxware's business focus over the past several quarters prior to the Ascend and Verbex transactions. As of June 30, 1999, our headcount totaled 31, compared to total headcount of 46 as of June 30, 1998.

     Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses decreased $2,668,000 (56%) from $4,726,000 in the fiscal year ended June 30, 1998 to
$2,058,000 in the fiscal year ended June 30, 1999. As of June 30, 1999, we had a research and development staff of 11 compared to 24 at June 30, 1998.

     Sales and marketing expenses primarily consist of employee compensation (including sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $1,331,000 (35%) from $3,844,000 in the fiscal year ended June 30, 1998 to $2,513,000 in the fiscal year ended June 30, 1999. As of June 30, 1999, Voxware had a sales and marketing staff of 9 compared to 12 at June 30, 1998.

     General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $776,000 (31%) from $2,467,000 in the fiscal year ended June 30, 1998 to $1,691,000 in the fiscal year ended June 30, 1999. The decrease in general and administrative expenses was primarily realized through reductions in personnel, recruitment and general cost savings achieved through expense management. As of June 30, 1999, Voxware had a general and administrative staff of 7 compared to 10 at June 30, 1998.

     Amortization of purchased intangibles totaled $478,000 for the fiscal year ended June 30, 1999. These intangibles related to the acquisition of Verbex in February 1999. The total amount of intangibles capitalized from the Verbex acquisition approximated $5,158,000, and those intangibles are being amortized over four years.


     Interest Income

     Interest income decreased $305,000 to $539,000 for the fiscal year ended June 30, 1999 from $844,000 for the fiscal year ended June 30, 1998. The decrease is primarily related to the decrease in Voxware's total cash, cash equivalents and short-term investments portfolio balance as a result of cash used for operations and the acquisition of substantially all of the assets of Verbex for approximately $5,200,000 plus transaction costs in February 1999. As of June 30, 1999, Voxware's cash, cash equivalents and short-term investments portfolio totaled $4,446,000 compared to $13,537,000 at June 30, 1998.


     Income Taxes

     As of June 30, 1999, we had approximately $18,000,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of June 30, 1999, we have provided a full valuation allowance on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of considering such factors as our limited operating history, the volatility of the market in which we compete, the operating losses incurred to date and the operating losses anticipated in future periods.

     In addition, during 1999, the State of New Jersey passed legislation which allows New Jersey technology companies to apply for the transfer or sale of unused New Jersey state net operating losses and research and development tax credits for cash. Profitable companies can buy these losses and credits at a discount, thereby reducing their state tax obligation. Voxware applied to the State of New Jersey to sell up to approximately $14,900,000 of its New Jersey State net operating losses which, if approved, could provide Voxware up to approximately $1,000,000 cash. In addition, we have entered into an agreement with a broker who specializes in identifying buyers of New Jersey net operating losses and tax credits. We are currently awaiting a determination from the State of New Jersey to determine what amount, if any, of Voxware's State of New Jersey net operating losses qualify to be sold. We cannot assure you that these net operating losses will qualify to be sold or, if they qualify to be sold, that Voxware will be able to identify a buyer for these net operating losses.

Fiscal 1998 Versus Fiscal 1997

 Revenues

  We recognized revenues of $5,882,000 for the year ended June 30, 1998 compared to revenues of $7,779,000 for the year ended June 30, 1997. The decrease in total revenues is primarily attributable to our change in strategic focus from primarily targeting the multimedia software market in fiscal 1997 to primarily targeting the consumer devices and wireless communications markets in the latter half of fiscal 1998. The consumer devices and wireless communications markets are characterized by longer selling cycles than the multimedia software market, which impacted our revenues during fiscal 1998.

  For the year ended June 30, 1998, total revenues included $1,250,000 (21% of total revenues) from our largest customer, Netscape. Netscape discontinued certain of its products during fiscal 1998, including products which would incorporate our technologies, and consequently Voxware and Netscape entered into a second amendment of their software license agreement which terminated Netscape's rights pursuant to their software license agreement. License fee revenues for fiscal 1998 include a final payment of $400,000 from Netscape pursuant to this amendment. In addition, one other company accounted for 15% of total revenues for the year ended June 30, 1998. We are not currently receiving any revenues from Netscape, and we do not anticipate receiving any revenues from Netscape in the future.

  At June 30, 1998 Netscape was not a stockholder in Voxware. At June 30, 1997 Netscape was a 4% stockholder in Voxware. For the year ended June 30, 1997, total revenues included $1,250,000 (16% of total revenues) from Netscape. In addition, two other customers each accounted for 15% of revenues for the year ended June 30, 1997.

 Product Revenues

  Product revenues totaled $4,853,000 and accounted for 83% of total revenues for the year ended June 30, 1998 compared to $7,428,000, which accounted for 95% of total revenues, for the year ended June 30, 1997. Additionally, the decrease in product revenues as a percentage of total revenues from fiscal 1997 to fiscal 1998 is also attributable to our strategy of providing customized products to customers in the consumer devices and wireless communications markets. This entails performing a higher level of engineering services for customers than did our previous business strategy. As a result, we derived a greater portion of our revenues from providing services to customers in fiscal 1998 than in fiscal 1997.

  In fiscal 1998, product revenues consisted of $2,935,000 in license fees (60% of product revenues) and $1,918,000 in royalties and recurring revenues (40% of product revenues). In fiscal 1997, product revenues consisted of $5,432,000 in initial license fees (73% of product revenues) and $1,996,000 in royalties and recurring license fees (27% of product revenues).

  For the year ended June 30, 1998, product revenues included a total of $1,250,000 (26% of total product revenues) from our largest customer, Netscape. As detailed above, this amount was comprised of $400,000 in license fees and $850,000 in royalties and recurring revenues. License fee revenues for fiscal 1998 include a final payment of $400,000 from Netscape pursuant to this amendment. For the year ended June 30, 1997, Netscape accounted for approximately $1,250,000 of royalties and recurring revenues (17% of total product revenues).

  Included in product revenues for the year ended June 30, 1997 is $480,000 in fees earned by Voxware for product development efforts.

 Service Revenues

  Service revenues consist of customer support and engineering fees. Customer support services include providing updates and technical support to licensees of our products. Engineering services include providing technical resources and technical assistance to support customer-specific development efforts, which include porting our technologies to specific hardware platforms and providing customized speech and audio solutions to customers.

  During the year ended June 30, 1998, we recognized $1,029,000 in service revenues (17% of total revenues), compared to service revenues of $351,000 (5% of total revenues) for the year ended June 30, 1997. This increase in service revenues was primarily attributable to increases in engineering fees earned from porting technologies to customers' specific hardware platforms and in providing customized speech and audio solutions to customers. The increase in service revenues as a percentage of total revenues from fiscal 1997 to fiscal 1998 is attributable to the decrease in non-service revenues in fiscal 1998 caused largely by our revised strategy which focused on the consumer devices and wireless communications markets.

 Cost of Revenues

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

 Operating Expenses

  Total operating expenses decreased $3,981,000 (27%) from $15,018,000 in fiscal 1997 to $11,037,000 in fiscal 1998. This decrease in total operating expenses primarily reflects headcount reductions in application development and support and other cost reductions associated with the strategic restructuring of our business focus. A significant number of our personnel were engaged in researching, marketing and selling products in the consumer application software market during fiscal 1997. During fiscal 1998, we restructured our business away from consumer application software and toward an OEM model primarily targeting the consumer devices and wireless communications markets, which requires fewer personnel (including employees and independent contractors) than the consumer application software business focus in fiscal 1997.

  Under the consumer application software model, Voxware pursued a direct sales and marketing model, which required Voxware to generate revenues by marketing and selling directly to independent software vendors, most of which were in the multimedia software market. On the research and development side, Voxware invested a significant amount of resources in developing a variety of applications incorporating Voxware's speech compression technologies. From a sales perspective, under the consumer application model Voxware had an international sales force that called directly on independent software vendors, a technical support team that supported the direct sales force, and an inside sales and customer support team to answer end users' questions about Voxware's applications. In addition, Voxware invested considerable resources in developing marketing communications programs and materials for end users, and attending trade shows.

  In contrast, Voxware's OEM model in the consumer devices and wireless communications market was an indirect model whereby Voxware's objective was to target manufacturers of retail products who market and sell products incorporating Voxware's technologies and pay Voxware royalties on sales to end users. This indirect model required a significantly lower cost and headcount structure than the consumer application software direct sales model, primarily because it relied on licensing core technologies that are customized for the respective licensee's platforms, rather than the development and marketing of products and applications to end users. Under an OEM model, the objective is to license technology to customers who will then commit the development, marketing and sales resources necessary to distribute Voxware's technologies through sales of the customer's product. As a result, the size of Voxware's development, sales and marketing teams were all significantly reduced in comparison to those under the consumer application model. As of June 30, 1998, our resources were primarily dedicated to an OEM model targeting the consumer devices and wireless communications markets. As of June 30, 1998, our headcount totaled 46, compared to 91 as of June 30, 1997. In connection with the decrease in headcount, in July 1998 we entered into a Sublease Agreement under which we subleased approximately 47% of the space in our Princeton office facility. The initial term of that Sublease Agreement will expire on May 31, 2003.

  In comparing fiscal 1998 to fiscal 1997, the overall decrease in total operating expenses was comprised of a $3,070,000 (39%) decrease in research and development expenses, a $174,000 (4%) decrease in sales and marketing expenses and a $737,000 (23%) decrease in general and administrative expenses. During fiscal 1998, we decreased accrued expenses approximately $465,000 through reducing operating expenses by the same amount. This amount related to estimates accrued in previous periods for certain liabilities and contingencies which are no longer deemed necessary. The accrued expenses decrease during fiscal 1998 related to (1) a legal contingency reserve of $300,000, which was included in general and administrative, (2) software costs totaling $110,000, of which $14,000 was included in research and development, $82,000 was included in sales and marketing and $14,000 was included in general and administrative and (3) officer bonus accruals of $55,000, which were included in general and administrative. In total, as a result of these reversals of liabilities accrued in prior periods, fiscal 1998 operating expenses were reduced by the following amounts and in their respective line items of the statement of operations: research and development was reduced by $14,000, sales and marketing was reduced by $82,000 and general and administrative was reduced by $369,000.

  The legal contingency reserve relates to a loss contingency accrual of $250,000 and estimated legal costs of $50,000 accrued during the quarter ended September 30, 1996 in accordance with SFAS #5 "Accounting for Contingencies." As noted under the heading "Uncertainty Regarding Patents and Proprietary Rights" on page 9 of the Company's Form S-1, which became effective October 30, 1996, Elk Industries, Inc. asserted in two letters to Voxware during the quarter ended September 30, 1996 that Voxware's "Internet-based streaming audio systems" infringe U.S. Patent No. 4,124,773 owned by Elk Industries. At that time, we were engaged in marketing to vendors of Internet-based streaming applications, including our major customer, Netscape. During the quarter ended September 30, 1996, we accrued the amounts noted above in accordance with our policy of accruing the probable estimated loss from legal claims upon receiving notice of the claims. The amount of this accrual represented an estimate of what we believed would be the minimum amount necessary to settle the claim of Elk Industries. During the quarter ended December 31, 1997, we re-evaluated the risk and considered that, among other things, (1) approximately one year had passed without receiving any additional letters or other communications in regard to this issue, and (2) we no longer viewed our sales opportunity in the Internet-based streaming applications market to be substantial. As a result, we determined that the risk of loss under this contingency was now deemed minimal and reversed the accrual against the general and administrative line item of the statement of operations.

  The software costs accrual relates to an accrual for a software purchase that was intended to provide a company-wide solution, primarily for contract and account management for sales and marketing purposes, and also for product quality assurance and financial purposes. In January 1997, we signed a software license agreement with a vendor for an approximate value of $110,000. Subsequent to signing the agreement, we became aware that the software package did not have the capabilities to meet our requirements. We returned the software to the vendor, but recorded an accrual on the books until it appeared probable that the vendor would not enforce the contract and pursue legal action against us. During the quarter ended March 31, 1998, after approximately one year had passed since we returned the software to the vendor, and since we had not been notified by the vendor of any claim, we determined that the accrual was unnecessary and reversed the accrual to the respective line items of the statement of operations.

  The officer bonus accrual was originally recorded as of June 30, 1997 as an estimated bonus, including payroll taxes, for the year then ended for our then President and Chief Executive Officer, Michael Goldstein. In fiscal 1998, approximately up until Mr. Goldstein's resignation in October 1997, our Board of Directors considered whether to pay Mr. Goldstein any bonus for the year ended June 30, 1997. In fiscal 1998, after Mr. Goldstein resigned and we decided not to pay him any bonus for the year ended June 30, 1997, we reversed this accrual to the general and administrative line item in the statement of operations.

  Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses decreased $3,070,000 from $7,796,000 in fiscal 1997 to $4,726,000 in fiscal 1998. This decrease in research and development expenses primarily resulted from restructuring our business focus away from consumer application software and toward an OEM model, which requires fewer personnel (including employees and independent contractors) than a consumer application software business model. As of June 30, 1998, we had a research and development staff of 24 compared to 49 at June 30, 1997.

  Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses, trade shows and costs of promotional materials. Sales and marketing expenses decreased $174,000 from $4,018,000 in fiscal 1997 to $3,844,000 in fiscal 1998. This decrease in sales and marketing expenses was primarily due to the restructuring of our focus to an OEM model, which requires less promotion and marketing than the previous consumer application software business model, as well as a decrease in the size of our sales force and marketing staff from 24 at June 30, 1997 to 12 at June 30, 1998. The decreases realized from the business model transition were partially offset by increases in expenses related to our sales offices in Europe and Asia which were opened during the fourth quarter of fiscal 1997, and expenses incurred in connection with the formation of a product management and marketing function for the purpose of employing an OEM business model in its target markets.

  General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $737,000 from $3,204,000 in fiscal 1997 to $2,467,000 in fiscal 1998. The decrease in general and administrative expenses was primarily realized through reductions in personnel, recruitment and general cost savings achieved through expense management. As of June 30, 1998, we had a general and administrative staff of 10 compared to 18 at June 30, 1997.

 Interest Income

  Interest income increased $122,000 from $722,000 in fiscal 1997 to $844,000 in fiscal 1998. This increase in interest income primarily relates to the timing of our initial public offering, which closed during November and December 1996. As the initial public offering occurred approximately four months after the start of fiscal 1997, we earned approximately eight months' interest income on the remaining net proceeds from the initial public offering during fiscal 1997, as compared to a full year's interest income earned on the remaining net proceeds from the initial public offering during fiscal 1998.

 Income Taxes

  As of June 30, 1998, we had approximately $14,000,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; these such carryforwards begin to expire in 2009.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. As of June 30, 1998, we had deferred tax assets of approximately $6,100,000 relating primarily to net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance.

Liquidity and Capital Resources

     As of June 30, 1999, we had a total of $4,446,000 in cash, cash equivalents and short-term investments consisting of $2,438,000 of cash and cash equivalents and $2,008,000 in short-term investments. In September 1999, we received $4,146,000 upon the closing of the Ascend transaction and $750,000 was placed in escrow for a period of 18 months to secure our indemnification obligations. Voxware also received a deposit of $204,000 from Ascend in January 1999 which was restricted until the closing of the transaction, and is included in restricted cash-current in the June 30, 1999 balance sheet. Our cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, we have primarily financed its operations through the sale of equity securities.

     Cash of $6,564,000, $4,218,000 and $3,617,000 was used to fund operations for the years ended June 30, 1997, 1998 and 1999, respectively. Cash used for investing activities totaled $6,021,000 in fiscal 1997, which was related to equipment purchases and the purchase of short-term investments. Cash provided by investing activities totaled $1,393,000 in fiscal 1998 due to the liquidation of short-term investments, offset by equipment purchase. In fiscal 1999, cash used in investing activities totaled $3,174,000, reflecting Voxware's purchase of Verbex Voice Systems, Inc. and equipment purchases, offset by liquidations of short-term investments.

     For the years ended June 30, 1997, 1998 and 1999, cash provided by financing activities totaled $19,375,000, $1,347,000 and $80,000 respectively. In fiscal 1997, $19,375,000 of cash was provided by financing activities, reflecting $18,517,000 in net proceeds from the initial public offering, $763,000 in proceeds from the exercise of common stock warrants and options and $95,000 from the issuance of common stock pursuant to the Employee Stock Purchase Plan. In fiscal 1998, $1,347,000 of cash was provided by financing activities, reflecting $1,158,000 in proceeds from the exercise of common stock options and $189,000 from the issuance of common stock pursuant to the Employee Stock Purchase Plan. In fiscal 1999, $80,000 was provided by financing activities, reflecting $19,000 in proceeds from the exercise of common stock options and $61,000 from the issuance of common stock pursuant to the Employee Stock Purchase Plan.

     We have a $2,000,000 revolving line of credit with Silicon Valley Bank. Borrowings under the credit facility bear interest at the bank's prime lending rate. As amended on February 1, 1999, the credit facility requires Voxware to secure all indebtedness with cash held at the bank's offices in an amount not less that 100% of the outstanding amount of all indebtedness to the bank. The credit facility requires payment of all outstanding principal, if any, plus all accrued interest on March 30, 2000. In connection with the lease of our office facility, we have outstanding a $300,000 standby letter of credit at June 30, 1999 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that we default on the lease. As required by the credit facility, we have secured the $300,000 standby letter of credit with cash that is included in "other assets, net" in the June 30, 1999 balance sheet. In addition to the credit facility, the agreement with Silicon Valley Bank provides a lease component in the amount of $1,500,000 for the purpose of providing a facility for the financing of the lease payments that we owe to an equipment lessor, of which none was outstanding as of June 30, 1999.

     We have no material commitments for capital expenditures except for those under operating leases for our facilities and leased equipment. At June 30, 1999, our working capital totaled approximately $4,446,000. We believe that our current cash, cash equivalents and short-term investments balances, together with the approximately $4,146,000 in cash received upon the closing of the Ascend transaction on September 21, 1999, will be sufficient to fund our working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of, or investments in businesses, products and technologies until at least June 30, 2000.

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

     To date, costs incurred in evaluating our Internal Programs and Systems and External Progrmas have not been material. Anticipated costs necessary to complete evaluations of our Internal Programs and Systems and complete modifications and/or replacements are not expected to be material. We expect that the total cost of these efforts and upgrades should not exceed $50,000, including the cost of the upgraded inventory system described above. Voxware further estimates that less than than $20,000 of internal labor costs have been incurred to date for personnel working to resolve Year 2000 issues. We cannot assure you that our efforts and the efforts of our vendors will be successful in making all of our systems and products Year 2000 compliant or that the cost and time required to achieve Year 2000 compliance will not exceed our current estimates. As a result, and due to uncertainty of the potential impact that Year 2000 issues may have on Voxware, there can be no assurance that Year 2000 issues will not have a material impact on our future results of operations or financial condition.

     Voxware expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations. However, Voxware believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting Voxware or its customers have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, Voxware believes that the following consequences are possible:

          . a significant number of operational inconveniences and inefficiencies for Voxware and its customers that will divert management's time and attention and financial and human resources from ordinary business activities;

          . a lesser number of serious system failures that will require significant efforts by Voxware or its customers to prevent or alleviate material business disruptions;

          . several routine business disputes and claims for pricing adjustments or penalties due to Year 2000 problems by customers, which will be resolved in the ordinary course of business; and

          . a few serious business disputes alleging that Voxware failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not engage in significant activity with respect to market risk sensitive instruments. Accordingly, our risk with respect to market risk sensitive instruments is immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required by this Item are included in this Report on Form 10-K beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE COMPANY

The directors of the Company and their respective ages and principal occupations are as follows:

                   Name                     Age                   Offices with the Company
                   ----                     ---                   ------------------------
     Bathsheba J. Malsheen, Ph.D. ......    48      President, Chief Executive Officer and Director
     David B. Levi (1)(2) ..............    66      Director
     Eli Porat .........................    53      Director

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

     David B. Levi has served as a director of Voxware since January 1998. Mr. Levi served as President of Natural MicroSystems Corporation, a provider of hardware and software for developers of high-value telecommunications solutions from June 1991 to April 1995. In November 1995 Mr. Levi became President of Voice Processing Corp ("VPC"). VPC merged with Voice Control Systems, Inc. ("VCS"), a supplier of telecommunications based speech recognition systems, in November 1996 and Mr. Levi served as Chief Operating Officer of VCS until his retirement in October 1997. Prior to 1991, Mr. Levi held Chief Executive Officer an Chief Operating Officer positions at Raytheon Data Systems (a division of Raytheon Corp.), Centronics Data Computer Corp., and Raster Technologies Inc. and consulted to Regional Bell Operating Companies. Mr. Levi currently serves on the Board of Directors of PictureTel, Inc., and Microlog Corporation. Mr. Levi holds an A.B. from Harvard College and an M.B.A. from the Harvard Graduate School of Business Administration.

     Eli Porat has served as a director of Voxware since August 1998. Mr. Porat has served as Chairman and CEO of Ensemble Solutions Inc., a provider of electronic distribution through a suite of electronic business products, since August 1997. From May 1996 to August 1997 he was a General Partner of DEFTA Partners, a venture capital group specializing in Internet telephony investments. From 1991 to May 1996, Mr. Porat was the President and CEO of DSPGroup, Inc., a developer of digital signal processing cores used in a wide range of applications such as wireless communications, telephony and personal computers. Prior to 1991, Mr. Porat held various senior-level positions with ZYMOS Computer Systems Inc., Sytek Inc. and Intel Corporation. He also serves on the Board of Directors of Starfish Software, Inc., a leading supplier of core device, server and desktop technologies for wireless and wireline Connected Information Devices. Mr. Porat has an M.S.E.E.C.S. and a B.S.E.E.C.S. from the University of California at Berkeley.

     Although we have a classified Board of Directors, due to recent resignations from the Board of Directors, each of the incumbent directors agreed to stand for re-election at Voxware's annual meeting of stockholders held on September 21, 1999. Each of the incumbent directors was elected at the annual meeting, and has agreed that if he or she wishes to continue to serve on the Board of Directors, he or she will be subject to reelection at our next annual meeting of stockholders.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) under the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16 forms they file.

     Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that the reporting requirements of Section 16, as amended, applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with on a timely basis, except that Juergen C.H. Lemmermann, Vice President of Operations, failed to timely report one transaction on Form [3]. This transaction has been subsequently reported.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table provides information concerning compensation paid to or earned for the fiscal years ended June 30, 1999, 1998 and 1997 by each individual serving as the Chief Executive Officer of Voxware during the fiscal year ended June 30, 1999, the next two most highly compensated executive officers who were serving as executive officers at June 30, 1999 and one person who would have been among the four most highly compensated executive officers of Voxware except he was not serving as an executive officer at June 30, 1999 (the "Named Executive Officers").

                          Summary Compensation Table

                                                                                       Long Term
                                                  Annual Compensation                 Compensation
                                     ----------------------------------------------   -------------
                                                                                       Securities
                                            Fiscal                                     Underlying        All Other
Name and Principal Position                 Period      Base Salary        Bonus         Options      Compensation (1)
---------------------------                 ------      -----------        -----      -------------   ----------------
Bathsheba J. Malsheen, Ph.D...............    1999       $206,700          $60,813       300,000         $    ---
   President and                              1998       $198,752          $41,875       200,000         $    ---
   Chief Executive Officer (2)                1997       $113,345          $16,000       160,000         $    ---

Nicholas Narlis...........................    1999       $150,000          $43,500       150,000         $  2,612
  Vice President, Chief Financial Officer,    1998       $133,538          $21,675        70,000         $  1,999
  Secretary and Treasurer                     1997       $106,667          $20,000        35,000         $    850

J. Gerard Aguilar.........................    1999       $126,608          $32,800           ---         $    ---
  Vice President, Research and                1998       $127,199          $16,380           ---         $  1,584
  Development (3)                             1997       $ 94,925          $30,000           ---         $    ---

Eric R. Nahm..............................    1999       $ 22,769          $  ---         80,000         $    ---
  Vice President of Sales (4)                 1998       $  ---            $  ---            ---         $    ---
                                              1997       $  ---            $  ---            ---         $    ---

___________
(1) All Other Compensation for Mr. Narlis consists of $2,219, $1,999 and $850 in Voxware contributions to Mr. Narlis's account under our 401(k) Plan in fiscal 1999, 1998 and 1997, respectively, and disability insurance premiums, of which Voxware is not the beneficiary, totaling $393 in fiscal 1999. All Other Compensation for Mr. Aguilar consists of life and disability insurance premiums, of which Voxware is not the beneficiary, totaling $1,584 paid on behalf of Mr. Aguilar in fiscal 1998.
(2) Dr. Malsheen joined Voxware in October 1996, and became an executive officer in May 1997.
(3)  Mr. Aguilar resigned from Voxware effective June 21, 1999.
(4) Mr. Nahm joined Voxware in February 1999 in connection with our acquisition of Verbex, where he had previously served as Vice President of Sales and Marketing, and resigned from Voxware effective August 31, 1999.

     The following table summarizes stock options granted during fiscal 1999 to the Named Executive Officers.

                       Option Grants in Last Fiscal Year

                                                                        Individual Grants
                               ---------------------------------------------------------------------------------------------------
                                    Number of                                                       Potential Realized Value at
                                    Securities                                                      Assumed Annual Rate of Stock
                                    Underlying    Percentage of                                        Price Appreciation for
                                                                                                       ----------------------
                                     Options      Total Options                                           Option Term (3)
                                                                                                          ---------------
Name                               Granted (1)     Granted (2)    Exercise Price  Expiration Date          5%            10%
----                               -----------    -------------   --------------  ---------------         ---            ---
Bathsheba J. Malsheen, Ph.D....      300,000           24.1%         $1.56           08/13/08          $294,323        $745,871
Nicholas Narlis................      150,000           12.0%         $1.56           08/13/08          $147,161        $372,936
J. Gerard Aguilar (4) .........           --            --              --                 --                --              --
Eric R. Nahm (5)...............       80,000            6.4%         $1.19           04/05/09          $ 59,770        $151,469

________
(1) These options vest over a four year period from the date of grant, becoming exercisable as to 25% on the first anniversary of the date of grant, and at 6.25% per quarter thereafter.
(2) Based on an aggregate of 1,182,500 options granted to employees in fiscal 1999, including options granted to the Named Executive Officers.
(3) Represents the hypothetical gains or "option spreads" that would exist for the options at the end of their ten year term. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term and are calculated based on the exercise price per share on the date of grant. Such 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of the future Voxware Common Stock price.
(4)  Mr. Aguilar resigned from Voxware effective June 21, 1999.
(5)  Mr. Nahm resigned from Voxware effective August 31, 1999.

  The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers on June 30, 1999.

                         Fiscal Year-End Option Values

                                              Number of Securities Underlying           Value of Unexercised In-the-Money
                                                  Unexercised Options (#)              Options at Fiscal Year-End ($) (1)
                                       --------------------------------------------------------------------------------------
Name                                        Exercisable          Unexercisable         Exercisable         Unexercisable
----                                        -----------          -------------         -----------        --------------
Bathsheba J. Malsheen, Ph.D......              316,250              343,750               $    --             $    --
Nicholas Narlis..................              141,874              138,126               $    --             $    --
J. Gerard Aguilar (2)............                   --                   --               $    --             $    --
Eric R. Nahm (3).................                   --               80,000               $    --             $    --

--------
(1) Based on the difference between $1.031, which was the closing price per share on June 30, 1999, and the exercise price of the option.
(2)  Mr. Aguilar resigned from Voxware effective June 21, 1999.
(3)  Mr. Nahm resigned from Voxware effective August 31, 1999.


Employment Agreements

     Bathsheba J. Malsheen, Ph.D., President and Chief Executive Officer of Voxware, has a three-year employment agreement with Voxware which commenced in August 1998. Dr. Malsheen currently receives an annual base salary of $180,000 and also receives allowances for residential and vehicle lease payments.

     Nicholas Narlis, Vice President, Chief Financial Officer and Treasurer of Voxware, has a three-year employment agreement with Voxware which commenced in August 1998. Mr. Narlis currently receives an annual base salary of $150,000.

     Each of the foregoing employment agreements are automatically renewable for successive one-year terms unless terminated by either party.

     Under the employment agreements for each of Dr. Malsheen and Mr. Narlis, if either of them, respectively, is dismissed for any reason other than Cause (as defined in their respective employment agreements), death or disability, he or she shall be entitled to receive an amount equal to: in the case of Dr. Malsheen, twelve months salary at her then current rate; or in the case of Mr. Narlis, nine months salary at his then current rate.

     Each of the employment agreements grant to Voxware the rights to any information created, discovered or developed by the executive which is related to or useful in the business of Voxware. The employment agreements prohibit the executive from disclosing our proprietary information and contain certain covenants by the executive not to compete with Voxware.

Director Compensation

     Our 1998 Stock Option Plan for Non-Employee Directors was adopted by the Board of Directors in October 1997 and approved by our stockholders in January 1998. The plan provides for the automatic grant of options to purchase shares of our Common Stock to directors who are not officers, nor employees, nor consultants of Voxware or any of its subsidiaries (other than the Chairman of the Board of Directors of Voxware who shall be eligible if he or she is not otherwise an officer, employee or consultant of Voxware). Subject to the provisions of the plan, the Board has the power and authority to interpret the plan, to prescribe, amend and rescind rules and regulations relating to the plan and to make all other determinations deemed necessary or advisable for the administration of the plan.

     Under the plan, each eligible individual receives an option to purchase 30,000 shares of our Common Stock (the "Initial Options") on the date of his or her initial election or appointment to the Board; provided that all outside directors elected at the 1998 Annual Meeting of Stockholders in January 1998 received the initial option whether or not they served on the Board of Directors prior to the meeting. In addition, on the date of an eligible individual's reelection to the Board, if he or she has attended at least seventy-five percent (75%) of the meetings of the Board of Directors that were held while he or she was a director in the just completed calendar year, he or she will be granted an option to purchase an additional 10,000 shares of our Common Stock. All options granted under the plan will have an exercise price equal to the fair market value on the date of grant. Options granted under the plan vest in 12 equal quarterly installments beginning at the end of the first three-month period following the date of grant.

     In September 1997, we implemented a plan, which was approved by our stockholders at our 1998 Annual Meeting of Stockholders, pursuant to which we pay (or paid in 1998):

 .    on the last day of the month in which the annual meeting of stockholders is held in each calendar year commencing with the 1998 meeting, to each non-employee director elected at the meeting, an annual retainer equal to a number of shares of our Common Stock with a fair market value on that date of $10,000;

 .    on the last day of the month in which the 1998 meeting was held, to each person who served as a non-employee director from the time of our initial public offering through the date of the 1998 meeting, a retainer equal to the number of shares of our Common Stock with a fair market value of $10,000, based on the fair market value per share on September 19, 1997, the date the Board approved the plan; and

 .    on the last day of the month in which any newly appointed non-employee director is appointed after the annual meeting of stockholders in any year (provided that the director is appointed at least six months prior to the next annual meeting of stockholders), to the newly appointed director, a retainer equal to a number of shares of our Common Stock with a fair market value on that date of $10,000.

     In addition, commencing on the date of the 1998 meeting, we have paid $1,000 to each non-employee director attending any regular or special meeting of the Board of Directors, and $500 to each non-employee director attending any regular or special meeting of any Committee of the Board of Directors.


          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Since our annual meeting of stockholders on September 21, 1999, the Compensation Committee has been composed of Messrs. David B. Levi and Eli Porat. Prior to the annual meeting, and during fiscal 1999, the Compensation Committee was composed of Messrs. Andrew I. Fillat and David B. Levi. No interlocking relationship exists between any member of the Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member or nominee of the Compensation Committee is or was formerly an officer or an employee of Voxware.


                         COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors advises the Chief Executive Officer and the Board of Directors on compensation matters generally, determines the compensation of the Chief Executive Officer and the

President, reviews and takes action on the recommendation of the Chief Executive Officer as to the appropriate compensation of other officers and key personnel, and approves the grants of bonuses to officers and key personnel. The Compensation Committee also is responsible for the administration of our 1994 Stock Option Plan and 1998 Stock Option Plan for Outside Directors.

     General Compensation Policy for Executive Officers. The fundamental policy of the Compensation Committee is to provide our executive officers with competitive compensation opportunities based upon their contribution to our development and financial success and their personal performance. It is the Compensation Committee's objective to have a portion of each executive officer's compensation contingent upon Voxware's performance as well as upon each executive officer's own level of performance. Accordingly, the compensation package for each executive officer is comprised of three elements: (1) base salary which reflects individual performance and is designed primarily to be competitive with salary levels in the industry, (2) cash bonuses which reflect the achievement of performance objectives and goals, and (3) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and our stockholders.

     Factors. The principal factors which the Compensation Committee considered with respect to each executive officer's compensation for fiscal 1999 are summarized below. The Compensation Committee may, however, in its discretion apply entirely different factors with respect to executive compensation for future years.

          . Base Salary. The base salary for each executive officer is determined on the basis of the following factors: experience, personal performance, the salary levels in effect for comparable positions within and without the industry, and internal base salary comparability considerations. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate. Base salaries are generally reviewed on an annual basis, with adjustments made in accordance with the factors indicated above. The Compensation Committee utilized specific compensation information available for similar positions at competitor companies for comparative compensation purposes in determining base salaries for fiscal 1999.

          . Bonus. The incentive compensation of executive officers is closely related to Voxware's performance, taking into account our change in business focus in February 1999 to Verbex's business. A portion of the cash compensation of executive officers consists of contingent compensation. Bonus awards are based on, among other things, performance objectives and goals that are tailored to the responsibilities and functions of key executives, including qualitative measures of Voxware's performance such as progress in the development, marketing and adaptation of Voxware's technologies to its target markets, the establishment of key strategic relationships with customers in our target markets, and proficient usage of our available resources.

          . Long-Term Incentive Compensation. Long-term incentives are provided through grants of stock options. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage Voxware from the perspective of an owner with an equity stake. Each option grant allows the individual to acquire shares of our Common Stock at a fixed price per share (generally, the market price on the grant date) over a specified period of time (up to ten years). Each option generally becomes exercisable in installments over a four-year period, contingent upon the executive officer's continued employment with Voxware. Accordingly, the option grant will provide a return to the executive officer only if the executive officer remains employed by Voxware during the vesting period, and then only if the market price of the underlying shares appreciates.

               The number of shares subject to each option grant is set at a level intended to create meaningful opportunity for appreciation based on the executive officer's current position with Voxware, the base salary associated with that position, the size of comparable awards made to individuals in similar positions within the industry, and the individual's personal performance in recent periods. The Compensation Committee also considers the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of our executive officers. Options to acquire an aggregate of 695,000 shares were granted to executive officers in fiscal 1999.

               Through our Employee Stock Purchase Plan, we offer additional opportunities for equity ownership to executive officers.

     CEO Compensation. In determining the compensation payable to our Chief Executive Officer, the Compensation Committee considered the CEO's performance in fiscal 1999, and Voxware's performance taking into account our change in business focus in February 1999 to Verbex's business.

     Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code generally denies a federal income tax deduction for compensation exceeding $1,000,000 paid to the CEO or any of the four other highest paid executive officers, excluding performance-based compensation. Through June 30, 1999, this provision has not affected our tax deductions, but the Committee will continue to monitor the potential impact of Section 162(m) on our ability to deduct executive compensation.

     Summary. The Compensation Committee believes that its compensation philosophy of paying its executive officers well by means of competitive base salaries and cash bonus and long-term incentives, as described in this report, serves the interests of Voxware and its stockholders.

                                              The Compensation Committee

                                              Eli Porat
                                              David B. Levi


                               PERFORMANCE GRAPH

     The graph below compares the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of (i) the Nasdaq National Market--U.S. Index, and (ii) the Hambrecht & Quist Technology Index, assuming an investment in each of $100 on October 31, 1996. The graph commences on the date our Common Stock became publicly traded.


                             [GRAPH APPEARS HERE]

         Voxware, Inc.  Nasdaq U.S.  H&Q Technology
         -------------  -----------  --------------
10/31/96      100             100           100
12/31/96      100             106           109
03/31/97       55             100           104

06/30/97         67           119            125
09/30/97         75           139            151
12/31/97         48           130            128
03/31/98         38           152            155
06/30/98         29           157            158
09/30/98         10           141            141
12/31/98         13           183            199
03/31/99         10           205            218
06/30/99         14           224            256

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 22, 1999, by (i) each person or group who is known by Voxware to own beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of the Named Executive Officers and (iv) all executive officers and directors as a group. Unless indicated otherwise, the address of each of these persons is c/o Voxware, Inc. 305 College Road East, Princeton, New Jersey 08540.

    ----------------------------------------------------------------------

                                                                      Number of Shares              Percentage of Shares
                   Name and Address of Beneficial Owner          Beneficially Owned (1) (2)          Beneficially Owned
                   ------------------------------------          --------------------------
J. Gerard Aguilar (3).........................................             1,348,000                        10.1%
Advent International Group (4)................................               999,999                         7.5%
         75 State Street
         Boston, MA 02109
Bathsheba J. Malsheen, Ph.D. (5)..............................               380,250                         2.8%
Nicholas Narlis (6)...........................................               152,125                         1.1%
David B. Levi (7).............................................                20,462                           *
Eli Porat (8).................................................                12,500                           *
All Directors and Executive Officers as a group (7 persons)...               641,832                         4.3%

--------
*Less than 1% of outstanding shares of our Common Stock.
(1) Number of shares beneficially owned is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days have been exercised or converted.
(2) Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.
(3)  Mr. Aguilar resigned from Voxware effective June 21, 1999.
(4) Includes the ownership by the following venture capital funds managed by Advent International Corporation: 2,500 shares owned by Advent International Investors II Limited Partnership, 250,000 shares owned by Adtel Limited Partnership, 400,000 shares owned by Advent Crown Fund C.V., 175,000 shares owned by Adwest Limited Partnership, 13,512 shares owned by Advent Israel (Bermuda) Limited Partnership, 111,487 shares owned by Advent Israel Limited Partnership and 47,500 shares owned by Advent Partners Limited Partnership. In its capacity as manager of these funds, Advent International Corporation exercises sole voting and investment power with respect to all shares held by these funds. Advent International Corporation exercises its voting and investment power through a group of three persons, Douglas R. Brown, President and Chief Executive Officer, Dennis R. Costello, Senior Vice President responsible for managing North American Investment Activities and Janet L. Hennessey, Vice President responsible for monitoring public securities, none of whom may act independently and a majority of whom must act in concert to exercise voting or investment power over the beneficial holdings of such entity. Therefore, no individual in this group is deemed to share voting or investment power.
(5) Includes 376,250 shares of our Common Stock issuable upon the exercise of stock options.
(6) Includes 148,125 shares of our Common Stock issuable upon the exercise of stock options.
(7)  Includes 17,500 shares issuable upon the exercise of stock options.

(8)  Includes 12,500 shares issuable upon the exercise of stock options.


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

          2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule for each of the years ended June 30, 1997, 1998 and 1999 is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of the Company.

                                 VOXWARE, INC.
                Schedule II--Valuation and Qualifying Accounts
                        Allowance for Doubtful Accounts
                   Years Ended June 30, 1997, 1998 and 1999
                                (in thousands)

                                 Balance at        Charged to Costs                        Balance at
                            Beginning of Period      and Expenses         Deductions      End of Period
                          ----------------------------------------------------------------------------------
Year ended June 30, 1997           $ 25                 $467                   $ 92            $400
                                   ====                 ====                   ====            ====

Year ended June 30, 1998           $400                 $795                   $688            $507
                                   ====                 ====                   ====            ====

Year ended June 30, 1999           $507                 $119                   $265            $361
                                   ====                 ====                   ====            ====

     Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included in this Form 10-K.

          3. EXHIBITS. The following is a list of Exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, Exhibits which were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

Exhibit No.    Description
-----------    -----------

2.1 Asset Purchase Agreement dated as of February 4, 1999 by and between Ascend Communications, Inc. and Voxware, Inc.**(1)
2.2 Acquisition Agreement by and among Voxware, Inc., Verbex Acquisition Corporation and Verbex Voice Systems, Inc. dated as of February 4, 1999.**(1)
3.1            Certificate of Incorporation, as amended.**(2)
3.2            Bylaws.**(2)
10.1           Voxware, Inc. 1994 Stock Option Plan.**(2)

10.2           Form of Voxware, Inc. Stock Option Agreement.**(2)
10.3           Form of Indemnification Agreement.**(2)
10.7           Employment Agreement dated February 28, 1994, with J. Gerard
               Aguilar.**(2)
10.9           Technology Transfer Agreement Effective May 19, 1995, between
               Suat Yeldener Ph.D. and Voxware, Inc.**(2)+
10.20          1996 Employee Stock Purchase Plan.**(2)
10.22          Loan Agreement dated October 31, 1996 between Silicon Valley and the Company.**(3)
10.23          Loan Modification Agreement dated May 5,1997 between Silicon
               Valley Bank and the Company.**(4)
10.24          Employment Agreement dated August 13, 1998, with Bathsheba J.
               Malsheen.**(5)
10.25          Employment Agreement dated August 13, 1998, with Nicholas
               Narlis.**(5)
10.26          Loan Modification Agreement dated February 1, 1999 between
               Silicon Valley Bank and the Company.**(5)
16.1           Letter from Ernst & Young LLP respecting change in certifying accountant.**(2)
23.1           Consent of Arthur Andersen LLP.*
27.1           Financial Data Schedule.*
99             Important Factors Regarding Forward-Looking Statements.*

___________
*    Filed herewith.
** Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:
     (1) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1998.
     (2) Filed in connection with Registration Statement on Form S-1 (File Number 33-08393).
     (3) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996.
     (4) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997.
     (5) Filed in connection with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998.
+    Confidential treatment has been granted for portions of such document.

     (b)  Reports on Form 8-K:

          Current Report on Form 8-K filed on February 9, 1999 (relating to the sale of the Company's speech coding technology to Ascend Communications, Inc. and the purchase of certain assets and liabilities of Verbex Voice Systems, Inc.). Amendment to previously filed Form 8-K filed on Form 8-K/A on May 4, 1999

                                  SIGNATURES

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Bathsheba J. Malsheen               President and Chief Executive           September 24, 1999
---------------------------------
    Bathsheba J. Malsheen               Officer and Director (principal
                                        executive officer)

/s/ Nicholas Narlis                     Vice President,                         September 24, 1999
---------------------------------
    Nicholas Narlis                     Chief Financial Officer,
                                        Secretary and Treasurer
                                        (principal financial officer
                                        and principal accounting officer)

/s/ David Levi                          Director                                September 24, 1999
---------------------------------
    David Levi

/s/ Eli Porat                           Director                                September 24, 1999
---------------------------------
    Eli Porat

                                                                    Exhibit 23.1

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement on Form S-8 File No. 333-27069.


                                        ARTHUR ANDERSEN LLP

Roseland, New Jersey
September 24, 1999

                                                                      Exhibit 99

                                 VOXWARE, INC.
            Important Factors Regarding Forward-Looking Statements

     IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT IN THE COMPANY'S BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION. THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-K.


     Voxware has a Limited Operating History and a Significant Accumulated
Deficit

     Voxware, Inc. was founded in August 1993. Accordingly, we have only a limited operating history upon which an evaluation of Voxware and our prospects can be based. Since our inception, Voxware has incurred significant losses and, as of June 30, 1999, we had an accumulated deficit of $20,303,000. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving industries. To address these risks and achieve profitability and increased sales levels, we must, among other things, establish and increase market acceptance of our products, respond effectively to competitive pressures, introduce, or enter into agreements with others which result in the introduction of, products incorporating our technologies and enhancements to our products and successfully market and support our products and enhancements. We cannot assure you that we will achieve or sustain significant sales or profitability in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.


     Voxware has no Operating History in the Area of its New Business Focus

     With the completion of the Verbex acquisition, we have changed our business focus to the sale of speech recognition-based products for the warehousing and manufacturing markets and other industrial markets. As a result of the sale of our speech coding business to Ascend, we will not invest further in the development of our speech coding and audio compression technologies, and will continue to license those technologies only on a limited basis. Specifically, our existing business will be continued primarily to the extent necessary to service our existing licensees of speech coding technologies. We may also license our speech coding technologies in instances which require limited or no customization for sales to multimedia and consumer devices customers. We have no operating history in our new line of businesses. Accordingly, we cannot assure you that our future operations will generate substantial revenues, or operating or net income. Our prospects must be considered in light of the risks, expenses, problems and delays inherent in establishing a new business. Specifically, to achieve profitability and increased sales levels, we must, among other things, establish and increase market acceptance of the Verbex products, respond effectively to competitive pressures, introduce, or enter into agreements with others which result in the introduction of, products incorporating the Verbex technologies and enhancements to the Verbex products and successfully market and support the products and enhancements.


     Both Voxware and Verbex have a History of Operating Losses

     We incurred net losses of approximately $2,867,000 in fiscal 1996, $7,044,000 in fiscal 1997, $4,709,000 in fiscal 1998 and $4,286,000 in fiscal
1999. Although our primary business during fiscal 1996, fiscal 1997 and through February 18, 1999, the date of our acquisition of Verbex, was developing and commercializing speech coding technologies and products, you must consider the fact that we have incurred losses from continuing operations since our inception and we expect to continue to incur net losses in at least the near term quarters as we develop the Verbex products. In addition, Verbex incurred a loss from operations of approximately $627,000 and a net loss of approximately $1,007,000 in fiscal 1998 and has also incurred operating losses since inception. Verbex's independent public accountants have included an explanatory paragraph in Verbex's financial statements for the year ended December 31, 1998 stating that there is substantial doubt as to Verbex's ability to continue as a going concern. Voxware acquired substantially all the assets of Verbex in February 1999 and we believe that we will have sufficient cash to operate the Verbex business for at least 12 months beyond June 30, 1999.

     During the years ended June 30, 1998, 1997, and 1996, we received licensing revenues from Netscape Communications Corporation which accounted for 21%, 16% and 31% respectively of our total revenues. The license agreement with Netscape has been amended and terminated and we have not received any revenues from Netscape since the third quarter of fiscal 1998 which ended March 31, 1998, and we will not receive any additional revenues from Netscape. If we fail to generate revenues to replace these revenues, it will further increase the likelihood that our losses will continue. We cannot assure you that we will be able to generate revenues to replace the revenues formerly received from Netscape.


     Voxware Needs to Develop or Acquire and Introduce New and Enhanced Products to Achieve Market Penetration; Voxware's Products are Subject to Obsolescence due to Rapid Technological Change

     The markets for our speech recognition products and technologies acquired from Verbex are characterized by rapidly changing technology. The introduction of products by others incorporating new technologies could render our products obsolete and unmarketable. We believe that our ability to build on the technology and products acquired from Verbex to develop and introduce new and enhanced products in a cost effective and timely manner will be a critical factor in our ability to grow and be competitive. We believe that there may be opportunities to enhance the Verbex technologies and products by combining them with complementary or competing technologies developed by others, either through acquisition, joint venture or other similar arrangement. We cannot assure you that we will develop new or enhanced products successfully and in a timely manner, or that we will conclude any transaction involving the acquisition of, or combination with, the technologies and products of any other person. Further, we cannot assure you that any new or enhanced products will achieve market acceptance. Our failure to develop new or enhanced products, including our failure to develop or acquire the technology necessary to do so, could have a material, adverse effect on us and our business. In addition, although the possession of robust speech recognition technology is a key pre-requisite to entry into the industrial marketplace, other components of a speech recognition-based system are also necessary. Voxware believes that its products must be easily integrated with other components of customers' asset management and information systems. The ability to incorporate speech recognition products into customers' systems quickly and without excessive cost or disruption will be a key factor in Voxware's success. We do not now possess all the necessary components. Additional acquisitions, joint ventures or other strategic relationships may be required for us to develop or obtain access to the necessary components to achieve market penetration. We cannot assure you that our efforts will be successful and, to the extent we are unsuccessful, our business may be materially, adversely affected.


     Voxware Needs to Attract and Retain Key Management and Other Personnel With Experience in the Areas of its New Business Focus

     In order to succeed in developing the Verbex business, we will need to develop a work force with skills and experience relevant to the development and sale of Verbex's products, including the skills to enhance those products and develop new products. We will need to retain the key employees of Verbex, and to attract other personnel experienced in speech recognition for the industrial warehousing and manufacturing markets and related businesses, especially in the areas of management, product development and marketing. Our performance will be substantially dependent on the performance of our executive officers, particularly Bathsheba J. Malsheen, our President and Chief Executive Officer. Dr. Malsheen has been operating the Verbex business only since February 1999. If we are unable to attract and retain key employees and management personnel who are experienced in the areas of our new business focus, our business, operating results and financial condition could be materially adversely effected. Competition for qualified personnel is intense and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel in the future.

     Voxware will be Dependent on the MVP Product Family

     Sales of the MVP product family, which was introduced by Verbex in July 1998, accounted for approximately 11% of Verbex's net revenue in 1998 and are expected to account for a much larger percentage of our net revenue in the future. Any decline in demand for these products, whether as a result of new competitive products, price competition, technological change or other factors, could materially and adversely affect our future financial results.

     Historical Voxware Financial Information is of Limited Relevance to Assess Future Operating Results; Operating Results of Voxware will be Subject to Substantial Potential Fluctuations

     As a result of our acquisition of Verbex and the sale of the speech coding assets to Ascend, our business is now substantially different than the business we have pursued since our inception. Therefore, our past financial performance is of limited value in predicting or assessing future results. Further, since Verbex is under our management, with new strategies and resources, we believe that the historical financial performance of Verbex may not be indicative of future results. Therefore, we believe that there is limited historical financial information on which to base an assessment of the sale and our new business focus. In addition, after the consummation of the sale of the speech coding assets, we expect significant annual and quarterly fluctuations in our results of operations. Initially, and for several quarters, our financial performance will be impacted by efforts to implement new marketing strategies for Verbex's products and technologies and to integrate new personnel into the management of Voxware. Thereafter, fluctuations in financial performance from period to period are expected to be caused by the timing and structure of new customer agreements, the timing of new product announcements and releases by us and our competitors, and general economic conditions. We cannot assure you that the level of sales and gross profits, if any, that we achieve in any particular fiscal period will not be significantly lower than in other, including comparable, fiscal periods.


     Voxware's New Line of Business is in a Highly Competitive Industry

     The business in which we intend to engage is highly competitive and acutely influenced by advances in technology, product improvements and new product introductions, marketing and distribution capabilities, and price competition. Failure to keep pace with product and technological advances could adversely affect our competitive position and prospects for growth. The products being manufactured and marketed by us since the Verbex acquisition and by competitors are becoming increasingly more complex. As the technological and functional capabilities of future products increase these products will begin to compete with those being offered by larger, traditional computer industry participants who have substantially greater financial, technical, marketing and manufacturing resources than us. We cannot assure you that we will be able to compete successfully against these new competitors or that competitive pressures faced by us would not adversely affect our business or operating results.

     Voxware has an Evolving Distribution Strategy; Voxware will be Dependent on its Distribution Channels

     Verbex sold its products primarily through VARs and, to a lesser extent, through OEMs and direct sales. We plan to expand Verbex's VAR channel not only in the United States but abroad, with particular emphasis on the development of strategic relationships with WMS vendors and RF system vendors. However, we will sell fewer products if we cannot attract or retain VARs that can market our products effectively or that will provide timely and cost-effective customer support. For the years ended December 31, 1996, 1997 and 1998, VARs and systems integrators accounted for 35%, 53% and 52% of Verbex's total revenues, respectively. Verbex's top four VARs accounted for approximately 33% of its total revenues in 1998, with Vicor Industries, Inc. accounting for 11% of total revenues.

     An increasing number of companies compete for access to the distribution channels we use, and our arrangements with our distributors generally may be terminated by either party at any time upon 30 days prior written notice. We cannot assure you that our distributors will continue to purchase our products or provide us with adequate levels of promotional support. Any termination or significant disruption of our relationship with any of our major distributors, or a significant reduction in sales volume attributable to any of our principal resellers, could adversely affect our day-to-day operating performance and future financial results.

     Voxware will Operate in a Developing Market; Acceptance of Speech Products is Uncertain

     Because the speech industry is relatively new and rapidly evolving, it is difficult to accurately predict demand and market acceptance for our recently introduced products. The speech industry currently has a limited number of proven products and applications. Popular perceptions about the use of speech recognition products (including reliability, cost, ease-of-use and quality) may impact the growth of the market for such products. While we believe that our speech recognition technology offers significant advantages over competing products for a broad range of warehouse and industrial applications, we cannot assure you that the market for speech recognition products will grow significantly or that our products will become widely accepted. Therefore, it is difficult to predict the size and future growth rate, if any, of this market. In addition, our existing and future products may become obsolete and unmarketable if competing products based on new technologies are introduced to the market. From time to time, we and our competitors may announce new products, capabilities or technologies that have the potential to replace or limit the usefulness of our existing product offerings. As a result, customers may refrain from purchasing any of our existing products. If the market for our products does not develop as quickly as we expect, or becomes more competitive, or if our new products do not achieve market acceptance, our future financial results will be adversely affected.

     Voxware Will Need Additional Capital in the Future

     In September 1999 we completed the sale of our speech coding assets to Ascend for $5.1 million, of which $204,000 was received in January 1999, $4,146,000 was received upon closing and $750,000 is being held in escrow for 18 months to secure our indemnification obligations under the agreement. As of June 30, 1999, Voxware had approximately $4,446,000 in cash, cash equivalents and short-term investments. Based on our currently planned research and development and marketing programs, we anticipate that this amount, together with the proceeds from the Ascend sale and interest income, should be adequate to satisfy our capital and operational requirements for at least 12 months following June 30, 1999. We may need additional funding prior to that time if we want to enter into a transaction to acquire other products or technology. After that period, unless we generate substantial cash from operations, we will require additional financing to continue the development of our technologies and products and to finance any further acquisitions, joint ventures or other strategic relationships. We cannot assure you that any additional financing will be available or, if available, that the financing will be on terms favorable to us or, if obtained, that the financing will not be dilutive to our current stockholders.


     Potential For Delisting Of Common Stock

     Our common stock is currently traded on the National Market segment of the Nasdaq Stock Market. The requirements for continued listing on such market include, among other things, a requirement that our common stock maintain a minimum bid price of $1.00 per share. There can be no assurance that our common stock will not in the future be removed for failure to continue to satisfy the National Market requirements. Any such removal would have a material adverse effect on the trading market for our common stock.


     Year 2000 Issues

     We are aware of the computing issues associated with the coming of the millennium ("Year 2000"), most notably whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. We are working internally and with certain suppliers to either verify Year 2000 compliance or identify and execute appropriate changes to make such systems Year 2000 compliant. We believe that the cost of completing any modifications for Year 2000 compliance to the systems used by Voxware will not be material. However, there can be no assurance that the we or our suppliers will be correct in their assertions that their products are Year 2000 compliant or that our estimate of the cost of systems modifications for Year 2000 compliance will ultimately prove to be correct.


     Uncertainty Regarding Patents and Proprietary Rights

     Our success will depend in part on our ability to obtain patent protection for our products, preserve our trade secrets and operate without infringing the proprietary rights of other parties. We cannot assure you that patent applications to which we hold rights will result in the issuance of patents, or that any issued patents will provide commercially significant protection to our technology and products. In addition, we cannot assure you that others will not independently develop substantially equivalent proprietary information not covered by patents to which we own rights or obtain access to our know-how, or that others will not claim to have or will not be issued patents which may prevent the sale of one or more of our products. Litigation, which could be costly and time consuming, may be necessary to determine the scope and validity of others' proprietary rights, or to enforce any patents issued to us, in either case, in judicial or administrative proceedings. An adverse outcome could subject us to significant liabilities to third parties, require us to obtain licenses from third parties or require us to cease any related research and development activities or product sales. We cannot assure you that licenses required under third-party patents or proprietary rights would be made available on acceptable terms, if at all. In addition, the laws of certain countries may not protect our intellectual property.

     The software market has traditionally experienced widespread unauthorized reproduction of products in violation of manufacturers' intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce manufacturers' intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. Our success is also dependent upon unpatented trade secrets which are difficult to protect. To help protect our rights, we require employees and consultants to enter into confidentiality agreements that prohibit disclosure of our proprietary information and require the assignment to us of their ideas, developments, discoveries and inventions. We cannot assure you that these agreements will provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosures.

                         VOXWARE, INC. AND SUBSIDIARY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants...............................................................   F-2
Consolidated Balance Sheets............................................................................   F-3
Consolidated Statements of Operations..................................................................   F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)...   F-5
Consolidated Statements of Cash Flows..................................................................   F-6
Notes to Financial Statements..........................................................................   F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Voxware, Inc.:

     We have audited the accompanying consolidated balance sheets of Voxware, Inc. (a Delaware corporation) and Subsidiary as of June 30, 1999 and 1998 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voxware, Inc. and Subsidiary as of June 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

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


                                 ARTHUR ANDERSEN LLP

Roseland, New Jersey
September 24, 1999

                         VOXWARE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,
                                                                           -----------------------------
                                                                                1998            1999
                                                                           -------------   -------------
                                                                                (In thousands, except
                                                                              share and per share data)
                                 ASSETS
Current assets:
  Cash and cash equivalents.............................................        $  9,149      $  2,438
  Short-term investments................................................           4,388         2,008
  Accounts receivable, net..............................................           1,254           989
  Inventory, net........................................................              --           249
  Prepaid expenses and other current assets.............................             268           778
  Restricted cash.......................................................              --           604
                                                                                --------      --------
     Total current assets...............................................          15,059         7,066
                                                                                --------      --------
Property and equipment, net.............................................             407           395
Intangible assets, net..................................................              --         4,680
Other assets, net.......................................................              91           451
                                                                                --------      --------
                                                                                $ 15,557      $ 12,592
                                                                                ========      ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.................................        $  1,097      $  2,089
  Deferred revenues.....................................................             219           531
                                                                                 --------      --------
     Total current liabilities..........................................           1,316         2,620
                                                                                --------      --------
Deferred rent...........................................................             328           263
                                                                                --------      --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized;
    none issued and outstanding.........................................              --            --
  Common stock, $.001 par value, 30,000,000 shares authorized;
     13,292,524 and 13,381,367 shares issued and outstanding at
     June 30, 1998 and 1999, respectively...............................              13            13
  Additional paid-in capital............................................          29,915        29,995
  Unrealized gain on available-for-sale securities......................               2             4
  Accumulated deficit...................................................         (16,017)      (20,303)
                                                                                --------      --------
     Total stockholders' equity.........................................          13,913         9,709
                                                                                --------      --------
                                                                                $ 15,557      $ 12,592
                                                                                ========      ========

       The accompanying notes are an integral part of these statements.

                         VOXWARE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year Ended June 30,
                                                                      ------------------------------------------------
                                                                            1997             1998            1999
                                                                      --------------    -------------    -------------
                                                                            (In thousands, except per share data)
Revenues:
   Product revenues:
      Product sales...........................................           $   --            $    --           $    791
      License fees............................................              5,432             2,935               705
      Royalties and recurring revenues........................              1,996             1,918               511
                                                                         ---------         ---------         ---------
       Total product revenues.................................              7,428             4,853             2,007
   Service revenues...........................................                351             1,029               879
                                                                         ---------         ---------         ---------
       Total revenues.........................................              7,779             5,882             2,886
                                                                         ---------         ---------         ---------

Cost of revenues:
   Cost of product revenues...................................                178               142               429
   Cost of service revenues...................................                164               441               542
                                                                         ---------         ---------         ---------
      Total cost of revenues..................................                342               583               971
                                                                         ---------         ---------         ---------
       Gross profit...........................................              7,437             5,299             1,915
                                                                         ---------         ---------         ---------

Operating expenses:
   Research and development...................................              7,796             4,726             2,058
   Sales and marketing........................................              4,018             3,844             2,513
   General and administrative.................................              3,204             2,467             1,691
   Amortization of purchased intangibles......................                ---               ---               478
                                                                         ---------         ---------         ---------
      Total operating expenses................................             15,018            11,037             6,740
                                                                         ---------         ---------         ---------
      Operating loss..........................................             (7,581)           (5,738)           (4,825)
Interest income...............................................                722               844               539
                                                                         ---------         ---------         ---------
Net loss......................................................             (6,859)           (4,894)           (4,286)
Accretion of preferred stock to redemption value..............                 (5)               --                --
                                                                         ---------         ---------         ---------
Net loss applicable to common stockholders....................           $ (6,864)         $ (4,894)         $ (4,286)
                                                                         =========         =========         =========
Basic and diluted net loss per common share...................           $  (0.67)         $  (0.38)         $  (0.32)
                                                                         =========         =========         =========
Weighted average number of common shares outstanding..........             10,242            12,890            13,330
                                                                         =========         =========         =========

       The accompanying notes are an integral part of these statements.

                         VOXWARE, INC. AND SUBSIDIARY

       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                           Stockholders' Equity (Deficit)
                                                              -----------------------------------------------------------------


                                                 Redeemable
                                                  Series A         Common Stock      Additional      Accumulated
                                                Convertible      ------------------   Paid-in    Other Comprehensive  Comprehensive
                                              Preferred Stock     Shares     Amount   Capital       Income (Loss)        Loss
                                              ---------------    --------- -------- ---------- --------------------   -------------
                                                                      (in thousands, except share data)
Balance, June 30, 1996.......................    $ 5,938         5,947,496   $ 6       $ 3,177        $ --
  Exercise of common stock
    warrants.................................         --           696,250     1           760          --
  Accretion of redemption
    premium on Redeemable
    Series A Convertible
    Preferred Stock..........................          5                --    --            --          --
  Mandatory conversion of
    Redeemable Series A Convertible
    Preferred Stock..........................     (5,943)        3,000,000     3         5,940          --
  Issuance of common stock upon
    Initial Public Offering, net of
    offering costs of $1,175.................         --         2,823,237     3        18,514          --
  Exercise of common stock
    options..................................         --             5,000    --             2          --
  Issuance of common stock pursuant to
   Employee Stock Purchase Plan..............         --            25,275    --            95          --
Comprehensive loss:
  Net loss...................................         --                --    --            --          --              $(6,859)
  Unrealized loss on available-for-sale
    securities...............................         --                --    --            --          (2)                  (2)
                                                                                                                        -------
  Comprehensive loss.........................         --                --    --            --          --              $(6,861)
                                                                                                                        =======
                                                 ----------------------------------------------------------------------------------
Balance, June 30, 1997.......................         --        12,497,258    13        28,488          (2)
  Exercise of common stock options...........         --           701,746    --         1,158          --
  Issuance of common stock pursuant to
   Employee Stock Purchase Plan..............         --            74,109    --           189          --
  Issuance of common stock to pay
   non-employee directors annual retainer....         --            19,411    --            80          --
Comprehensive loss:
 Net loss....................................         --                --    --            --          --              $(4,894)
  Unrealized gain on available-for-sale
    securities...............................         --                --    --            --           4                    4
                                                                                                                        -------
  Comprehensive loss.........................         --                --    --            --          --              $(4,890)
                                                                                                                        =======
                                                 ----------------------------------------------------------------------------------
Balance, June 30, 1998.......................         --        13,292,524    13        29,915           2
  Exercise of common stock options...........         --            11,000    --            19          --
  Issuance of common stock pursuant to
    Employee Stock Purchase Plan.............         --            77,843    --            61          --
Comprehensive loss:
  Net loss...................................         --                --    --            --          --              $(4,286)
  Unrealized gain on available-for-sale
    securities...............................         --                --    --            --           2                    2
                                                                                                                        -------
  Comprehensive loss.........................         --                --    --            --          --              $(4,284)
                                                                                                                        =======
                                                 ----------------------------------------------------------------------------------
Balance, June 30, 1999.......................    $    --        13,381,367   $13       $29,995         $ 4
                                                 ==================================================================================
































                                                 Accumulated
                                                   Deficit          Total
                                                 -----------       ----------

Balance, June 30, 1996.......................      $ (4,259)      $ (1,076)
  Exercise of common stock
    warrants.................................            --            761
  Accretion of redemption
    premium on Redeemable
    Series A Convertible
    Preferred Stock..........................            (5)            (5)
  Mandatory conversion of
    Redeemable Series A Convertible
    Preferred Stock..........................            --          5,943
  Issuance of common stock upon
    Initial Public Offering, net of
    offering costs of $1,175.................            --         18,517
  Exercise of common stock
    options..................................            --              2
  Issuance of common stock pursuant to
   Employee Stock Purchase Plan..............            --             95
Comprehensive loss:
  Net loss...................................        (6,859)        (6,859)
  Unrealized loss on available-for-sale
    securities...............................            --             (2)

  Comprehensive loss.........................            --              --

                                              -----------------------------
Balance, June 30, 1997.......................       (11,123)        17,376
  Exercise of common stock options...........            --          1,158
  Issuance of common stock pursuant to
   Employee Stock Purchase Plan..............            --            189
  Issuance of common stock to pay
   non-employee directors annual retainer....            --             80
Comprehensive loss:
 Net loss....................................        (4,894)        (4,894)
  Unrealized gain on available-for-sale
    securities...............................            --              4

  Comprehensive loss.........................            --             --

                                              -----------------------------
Balance, June 30, 1998.......................       (16,017)        13,913
  Exercise of common stock options...........            --             19
  Issuance of common stock pursuant to
    Employee Stock Purchase Plan.............            --             61
Comprehensive loss:
  Net loss...................................        (4,286)        (4,286)
  Unrealized gain on available-for-sale
    securities...............................            --              2

  Comprehensive loss.........................            --             --

                                              -----------------------------
Balance, June 30, 1999.......................      $(20,303)       $ 9,709
                                              =============================


       The accompanying notes are an integral part of these statements.

                         VOXWARE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                    Year Ended June 30,
                                                                              -----------------------------------
                                                                                 1997         1998        1999
                                                                              ----------    ---------    --------
Operating Activities:
 Net loss................................................................     $  (6,859)    $ (4,894)    $ (4,286)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...........................................          222          224          688
  Provision for doubtful accounts.........................................          467          795          119
  Stock-based directors' compensation.....................................           --           80           --

 Changes in assets and liabilities:
  Accounts receivable.....................................................       (2,819)         773          602
  Inventory...............................................................           --           --          (32)
  Prepaid expenses and other current assets...............................         (255)          41         (496)
  Restricted cash.........................................................           --           --         (604)
  Other assets............................................................          309          (36)        (346)
  Accounts payable and accrued expenses...................................        1,762       (1,030)         526
  Deferred revenues.......................................................          368         (258)         280
  Deferred rent...........................................................          241           87          (68)
                                                                              ----------    ---------    ---------
    Net cash used in operating activities.................................       (6,564)      (4,218)      (3,617)
                                                                              ----------    ---------    ---------
Investing Activities:
 Purchases of short-term investments......................................     (105,325)     (65,506)     (34,995)
 Sales and maturities of short-term investments...........................       99,481       66,964       37,377
 Purchases of property and equipment......................................         (177)         (65)        (156)
 Purchase of Verbex Voice Systems, Inc. ..................................           --           --       (5,400)
                                                                              ----------    ---------    ---------
    Net cash provided by (used in) investing activities...................       (6,021)       1,393       (3,174)
                                                                              ----------    ---------    ---------
Financing Activities:
 Proceeds from issuance of common stock, net..............................       18,517           --           --
 Proceeds from exercise of common stock warrants..........................          761           --           --
 Proceeds from exercises of common stock options..........................            2        1,158           19
 Issuance of common stock pursuant to
  Employee Stock Purchase Plan............................................           95          189           61
                                                                              ----------    ---------    ---------
    Net cash provided by financing activities.............................       19,375        1,347           80
                                                                              ----------    ---------    ---------
Increase (decrease) in cash and cash equivalents..........................        6,790       (1,478)      (6,711)
Cash and cash equivalents, beginning of period............................        3,837       10,627        9,149
                                                                              ----------    ---------    ---------
Cash and cash equivalents, end of period..................................       10,627        9,149        2,438
Short-term investments, end of period.....................................        5,842        4,388        2,008
                                                                              ----------    ---------    ---------
Cash, cash equivalents and short-term investments, end of period..........    $  16,469     $ 13,537     $  4,446
                                                                              ==========    =========    =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Conversion of Redeemable Series A Convertible Preferred Stock
    to common stock                                                           $   5,943     $     --     $     --

  Accretion of redemption premium on Redeemable Series A
    Convertible Preferred Stock                                               $       5     $     --     $     --

  Cashless exercise of 378 warrants, converted at a rate of one-half share of common stock per warrant (converted to 189 shares of
    common stock) in December 1996                                            $      --     $     --     $     --

  Unrealized gain (loss) on short-term investments                            $      (2)    $      4     $      2
                                                                              ==========    =========    =========

       The accompanying notes are an integral part of these statements.

                         VOXWARE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  The Company

     Voxware, Inc.'s (the "Company") primary business, through its Verbex Acquisition Corporation subsidiary, is the development, marketing and selling of speech- recognition products to the industrial, manufacturing and warehousing markets. The Company's products rely on speech input of data to complement bar-code scanning and industrial data terminals in the warehouse, factory orother industrial settings. Applications for the Company's speech-recognition products include warehouse picking, logistics receiving, returns order processing, warehouse inventory and cycle counting, manufacturing inspection, package and letter sorting and remittance processing. The Company has two major speech-recognition product lines: portable and stationary devices. Both types of devices are based on the Company's proprietary speech recognition technology.

     As described below, in addition to the industrial speech-recognition products business, the Company also licenses its digital speech coding technologies and products on a limited basis to customers in the multimedia applications and consumer devices markets.


     Sale of Assets to Ascend

     On February 4, 1999, the Company entered into a definitive agreement with Ascend Communications, Inc. ("Ascend", which is now a wholly owned subsidiary of Lucent Technologies, Inc.), to sell to Ascend for approximately $5.1 million in cash substantially all of its assets relating to what has historically been the Company's primary business of developing and licensing speech compression technologies and products. On September 21, 1999, the Company's stockholders approved the sale. Upon closing in September 1999, the Company of received $4,146,000 in cash. The Company had previously received $204,000 of the purchase price, which is included in restricted cash as of June 30, 1999. The remaining $750,000 is being held in escrow for 18 months (until March 21, 2001) to secure Voxware's indemnification provisions under the agreement with Ascend. As a result of the sale, the Company expects to record a gain of approximately $3,700,000 during the fiscal year ending June 30, 2000 and a gain of approximately $750,000 during the fiscal year ending June 30, 2001. Additionally, the Company has deferred costs totaling approximately $515,000 associated with the sale of assets to Ascend. These deferred costs are included in prepaid expenses and other current assets as of June 30, 1999, and will be offset against the gain on sale to be recorded during the year ending June 30, 2000. The sale does not include the Company's rights and obligations under its existing license agreements and, as part of the sale, the Company received a license back from Ascend to use the technology necessary to service the Company's existing licensees in the speech compression business. With the consent of Ascend, the Company may also license the speech coding technologies to new licensees for uses that are not competitive with Ascend.


     Acquisition of Assets of Verbex Voice Systems, Inc.

     On February 18, 1999, the Company acquired substantially all of the assets of Verbex Voice Systems, Inc. ("Verbex") for approximately $5.2 million in cash. Since that time, the Company's primary business focus has been Verbex's business of developing and selling speech recognition products for the warehousing and manufacturing markets as well as other industrial markets. This will include the exploration of strategic alternatives to augment Verbex's business, including mergers, acquisitions and joint ventures.

     Future Operations

     The Company's primary business focus is currently the development and sale of speech recognition products for the warehousing and manufacturing markets and other industrial markets. This is the business that had been conducted by Verbex prior to the Company's acquisition of Verbex in February 1999. The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Since its inception, the Company has incurred significant losses and, as of June 30, 1999, the Company had an accumulated deficit of $20,303,000. In addition, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including the Company's ability to compete in Verbex's business, the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by the Company's value-added resellers that incorporate the Company's products into third-party customers' systems, the introduction of new products or services by the

                         VOXWARE, INC. AND SUBSIDIARY

Company or its competitors, pricing changes in the industry, the degree of success of the Company's efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by the Company or its licensees, and general economic conditions.

  Summary of Significant Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements include the financial statements of Voxware, Inc. and its wholly-owned subsidiary Verbex Acquisition Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.


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


     Revenue Recognition

     The Company generates revenues from products and services. Product revenues consist of product sales, license fees, and royalties and recurring revenues. Product sales represent shipments of portable and stationary speech recognition-based products for industrial markets. Revenues from product sales are generally recognized upon shipment. The Company began shipping speech recognition-based products subsequent to its acquisition of substantially all of the assets of Verbex, which occurred on February 18, 1999. License fees are generated from licensing the Company's speech compression technologies to customers in the multimedia and consumer devices markets and from licensing the Company's speech recognition-based software applications acquired in the Verbex transaction. License fees are generally recognized upon shipment of the underlying technologies, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Royalties and recurring revenues include royalties, which are generally based on a percentage of licensees' sales or units shipped, and pre-determined periodic license fees. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the Company's technology. Recurring product license fees are generally recognized at the inception of the renewal period, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance support, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year. Service revenues from engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required.

     In fiscal 1998, the Company adopted the provisions of Statement of Position 97-2 "Software Revenue Recognition." The adoption had no significant impact on the accompanying consolidated financial statements.

                         VOXWARE, INC. AND SUBSIDIARY

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

                         VOXWARE, INC. AND SUBSIDIARY

     The following table details the Company's investments as of June 30, 1998 and 1999:

                                                                          June 30, 1998
                                                                          -------------
                                                                        Gross          Gross
                                                                        -----          -----
                                                                     Unrealized     Unrealized
                                                                     ----------     ----------
                                                   Amortized Cost       Gains         Losses       Fair Value
                                                   --------------       -----         ------       ----------
                                                                         (in thousands)
          U.S. Government Agencies                     $    35           $ --           $ --          $    35
          Corporate obligations                         12,852              3             (1)          12,854
                                                       -------           ----           ----          -------
                                                       $12,887           $  3           $ (1)         $12,889
                                                       =======           ====           ====          =======

          Included in cash and cash equivalents        $ 8,501           $ --           $ --          $ 8,501
          Included in short-term investments             4,386              3             (1)           4,388
                                                       -------           ----           ----          -------
                                                       $12,887           $  3           $ (1)         $12,889
                                                       =======           ====           ====          =======

                                                                          June 30, 1999
                                                                          -------------
                                                                        Gross          Gross
                                                                        -----          -----
                                                                     Unrealized     Unrealized
                                                                     ----------     ----------
                                                   Amortized Cost       Gains         Losses       Fair Value
                                                   --------------       -----         ------       ----------
                                                                         (in thousands)
          U.S. Government Agencies                      $   --           $ --           $ --          $   --
          Corporate obligations                          4,275              5             (1)          4,279
                                                        ------           ----           ----          ------
                                                        $4,275           $  5           $ (1)         $4,279
                                                        ======           ====           ====          ======

          Included in cash and cash equivalents         $2,271           $ --           $ --          $2,271
          Included in short-term investments             2,004              5             (1)          2,008
                                                        ------           ----           ----          ------
                                                        $4,275           $  5           $ (1)         $4,279
                                                        ======           ====           ====          ======

     The Company has not experienced any significant realized gains or losses on its investments during the years ended June 30, 1998 and 1999. For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. As of June 30, 1998 and 1999, all short-term investments were due within one year.


     Accounts Receivable

     Accounts receivable as of June 30, 1998 and 1999 consisted of the following:

                                                                                  June 30,
                                                                       -------------------------------
                                                                            1998            1999
                                                                       --------------  ---------------
                                                                               (in thousands)
          Accounts receivable - billed............................         $1,383            $1,144
          Accounts receivable - unbilled..........................            378               206
                                                                           ------            ------
                                                                            1,761             1,350
          Less--allowance for doubtful accounts...................           (507)             (361)
                                                                           ------            ------
                                                                           $1,254            $  989
                                                                           ======            ======

     Accounts receivable - unbilled relates to revenues recognized, but which were not billed as of the end of the reporting period in accordance with payment schedules pursuant to contractual agreements with customers.

                         VOXWARE, INC. AND SUBSIDIARY

     Inventory

     Inventory is stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory, net as of June 30, 1998 and 1999 consisted of the following:

                                                                June 30,
                                                      -----------------------------
                                                          1998            1999
                                                      -------------  --------------
                                                             (in thousands)
     Raw materials.................................      $   --            $  93
     Work-in process...............................          --               59
     Finished goods................................          --               97
                                                         ------            -----
     Inventory, net................................      $   --            $ 249
                                                         ======            =====

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets ranging from three to seven years. Maintenance, repairs and minor replacements are charged to expense as incurred. The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the year ended June 30, 1997. The adoption of SFAS 121 had no impact on the Company's consolidated financial statements.

     Warranty

     The Company's standard warranty policy generally allows customers or end-users to return defective products for repair, replacement or refund of purchase price, provided that notification of the defect is provided within 90 days from delivery to the customer or end-user in the case of software and one year from the delivery in the case of hardware. Substantially all components, parts and subassemblies purchased by the Company are covered by warranty by the manufacturer for periods ranging from 30 days to one year.

     Loss Contingencies

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

     Acquisition of Verbex Voice Systems, Inc. and Intangible Assets

     On February 18, 1999, the Company acquired substantially all of the assets of Verbex for a total of approximately $5,400,000, which consists of $4,800,000 paid upon closing, an estimated purchase price adjustment of $250,000, which has not been finalized or paid, plus transaction costs of approximately $350,000. When paid, the purchase price adjustment will be released from an escrow account which was established at the closing of the Verbex transaction. As of June 30, 1999, the escrow balance totaled $400,000 and is included in restricted cash. The acquisition was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed of Verbex based on their fair market values at the acquisition date. The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles and goodwill. Intangible assets acquired from Verbex include capitalized software and underlying intellectual property rights, value added reseller agreements and relationships, customer lists and engineering work force. These intangibles and goodwill are being amortized over four years which represents the estimated economic life of these assets. Verbex's results of operations have been included in the Company's consolidated financial statements from the date of the acquisition. The table lists the assets that were acquired and liabilities that were assumed as a result of the Verbex acquisition:

                                                       (in thousands)
     Assets acquired:
     Accounts receivable.........................          $  456
     Inventory...................................             218
     Prepaid expenses and other current assets,
       property and equipment and other assets...              68
     Intangible assets...........................           5,158
                                                           ------
                                                            5,900
     Liabilities assumed:
     Accounts payable............................            (131)
     Accrued expenses............................            (352)
     Deferred revenues...........................             (17)
                                                           ------
                                                             (500)
                                                           ------
     Price paid in cash (includes purchase
     price adjustment and transaction costs).....          $5,400
                                                           ======

                         VOXWARE, INC. AND SUBSIDIARY

     Unaudited pro forma condensed combined statements of operations data for Voxware and Verbex for the years ended June 30, 1998 and 1999 is as follows:

                                                                       Year Ended June 30,
                                                                      1998           1999
                                                                    --------       --------
                                                                         (in thousands)
         Total revenues.........................................    $  7,877       $   4,603
         Operating loss.........................................      (8,353)         (6,070)
         Net loss...............................................      (7,492)         (5,527)
         Basic and diluted net loss per common share............    $  (0.58)       $  (0.42)
                                                                    ========        ========
         Weighted average number of common shares outstanding...      12,890          13,330
                                                                    ========        ========

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and trade receivables. The Company invests its excess cash in highly liquid investments (short-term bank deposits). The Company's customer base principally comprises value-added resellers, and companies within the warehousing, manufacturing, distribution, computer software and hardware industries. The Company does not typically require collateral from its customers.

     Major Customers

     One of the Company's customers accounted for 13% and 7% of revenues, respectively, for the years ended June 30, 1999 and 1998. Another customer accounted for 12% of revenues for the year ended June 30, 1999. Accounts receivable due from these two customers as of June 30, 1999 totaled approximately $65,000 and $241,000, respectively. Another customer accounted for 21% and 16% of revenues, respectively, for the years ended June 30, 1998 and 1997. Another customer accounted for 15% of revenues for each of the years ended June 30, 1998 and 1997. Another customer accounted for 15% of revenues for the year ended June 30, 1997.


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


Recently Adopted Accounting Pronouncements

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

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. See Note 11.

                         VOXWARE, INC. AND SUBSIDIARY

Recently Issued Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. The Company is required to implement SOP 98-1 for the year ending June 30, 2000. Adoption of SOP 98-1 is expected to have no material impact on the Company's consolidated financial condition or results of operations.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that entities expense start-up costs as incurred. The Company is required to implement SOP 98-5 for the year ending June 30, 2000. Adoption of SOP 98-5 is expected to have no material impact on the Company's consolidated financial condition or results of operations.

Reclassifications

     Certain prior year balances have been reclassified to conform with the current year presentation.

2. PROPERTY AND EQUIPMENT:

                                                                June 30,
                                                        -------------------------
                                                         1998              1999
                                                        -------          --------
                                                             (in thousands)
     Equipment....................................       $ 504             $  652
     Leasehold improvements.......................          56                 92
     Furniture and fixtures.......................         418                432
                                                         -----             ------
                                                           978              1,176
     Less--Accumulated depreciation...............        (571)              (781)
                                                         -----             ------
                                                         $ 407             $  395
                                                         =====             ======

     Depreciation expense was approximately $222,000, $224,000 and $210,000 for the years ended June 30, 1997, 1998 and 1999, respectively.


3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                                                 June 30,
                                                                         -------------------------
                                                                          1998              1999
                                                                         -------          --------
                                                                              (in thousands)
     Accounts payable................................................      $  376           $  561
     Accrued compensation and benefits...............................         370              237
     Accrued professional fees.......................................         154              117
     Accrued costs related to the Ascend and Verbex transactions
     (see Note 1)....................................................         ---              793

     Other accrued expenses..........................................         197              381
                                                                           ------           ------
                                                                           $1,097           $2,089
                                                                           ======           ======

                         VOXWARE, INC. AND SUBSIDIARY

4. STOCKHOLDERS' EQUITY:

  Stock Option Plans

     Pursuant to the 1994 Stock Option Plan, as amended (the "Plan"), the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. An aggregate of 3,200,000 shares of common stock have been reserved for issuance under the Plan. The exercise price for incentive stock options may not be less than 100% (110% for holders of 10% or more of the combined voting power of all classes of stock of the Company) of the fair value of the shares on the date of grant and at least par value for nonqualified stock options. The period during which an option may be exercised is fixed by the Board of Directors up to a maximum of ten years (five years in case of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company) and options typically vest over a four-year period.

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

Information relative to the 1994 Stock Option Plan, the Outside Options and the Outside Directors Plan is as follows:

                                                                   Price            Aggregate
                                                Shares            Per Share          Proceeds
                                               ---------       -------------       -----------
     Outstanding at June 30, 1996...........   1,261,150       $ 0.50--$7.88         3,106,075
        Granted.............................     652,450       $ 3.63--$7.88         3,724,486
        Exercised...........................      (5,000)      $        0.50            (2,500)
        Canceled............................    (180,937)      $ 1.50--$7.88        (1,107,613)
                                               ---------       -------------       -----------
     Outstanding at June 30, 1997...........   1,727,663       $ 0.50--$7.88         5,720,448
        Granted.............................     845,650       $ 2.00--$5.69         3,164,213
        Exercised...........................    (701,871)      $ 0.50--$6.00        (1,157,720)
        Canceled............................    (461,767)      $ 1.00--$7.88        (1,945,115)
                                               ---------       -------------       -----------
     Outstanding at June 30, 1998...........   1,409,675       $ 0.50--$7.88       $ 5,781,826
        Granted.............................   1,182,500       $ 0.63--$2.38         1,521,988
        Exercised...........................     (11,000)      $ 1.50--$2.00           (19,000)
        Canceled............................    (343,100)      $ 1.06--$7.88        (1,317,141)
                                               ---------                           -----------
     Outstanding at June 30, 1999...........   2,238,075       $ 0.50--$7.88       $ 5,967,673
                                               =========       =============       ===========

     As of June 30, 1999, there were 761,803 options exercisable at an aggregate exercise price of $2,545,987. As of June 30, 1999, there were 319,054 additional options to purchase common stock available for grant under the 1994 Stock Option Plan. As of June 30, 1998, there were 318,117 options exercisable at an aggregate exercise price of $194,903.

                         VOXWARE, INC. AND SUBSIDIARY

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

                                                            Year Ended June 30,
                                                            -------------------
                                                       1997         1998        1999
                                                       ----         ----        ----
                                                  (in thousands, except per share data)
     Net loss:            As reported..........     $(6,864)     $(4,894)    $(4,286)
                          Pro forma............     $(7,483)     $(5,662)    $(5,512)

     Net loss per share:  As reported..........     $ (0.67)     $ (0.38)    $ (0.32)
                          Pro forma............     $ (0.73)     $ (0.44)    $ (0.41)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 1997, 1998 and 1999: risk-free interest rates ranging from 5.7% to 7.1% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 8 years for the options; and expected volatility of 75%.

     Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to the fiscal year ended June 30, 1996, the resulting pro forma compensation cost may not be representative of that expected in future years. The weighted average fair value of options granted was $4.48, $2.93 and $0.99 for the fiscal years ended June 30, 1997, 1998 and 1999, respectively.

     Information with respect to options outstanding at June 30, 1999 is as follows:

                                                                        Weighted Average
                                                  Weighted Average         Remaining        Number of Vested
    Exercise Price Per Share          Shares       Exercise Price       Contractual Life         Shares
--------------------------------------------------------------------------------------------------------------
          $0.50--$1.66               1,196,000          $1.28                  9.2                    281,125
          $2.00--$3.00                 183,900          $2.32                  8.0                     84,841
          $3.06--$4.94                 694,300          $3.96                  8.2                    297,320
          $4.63--$7.88                 163,875          $7.56                  7.3                     98,517
                                  ----------------------------------------------------------------------------
                                     2,238,075          $2.65                  8.7                    761,803
                                  ============================================================================

Annual Stock Grant Retainer to Directors

     In January 1998 the Company's Board of Directors and stockholders approved a plan which provides for the granting of shares to non-employee directors. Each calendar year in which the Company holds an Annual Meeting of Stockholders, each non-employee director will receive shares valued at $10,000 based on the market price of the Company's common stock, as defined in the plan. In fiscal 1998 as part of this plan, the Company also granted shares to non-employee directors who had served as directors since the Company's initial public offering in October 1996. For the year ended June 30, 1998, the Company granted a total of 19,411 shares of common stock pursuant to this plan and recorded $80,000 associated compensation expense. The Company did not grant any shares pursuant to this plan during fiscal 1999 because the Company did not hold an Annual Meeting of Stockholders during fiscal 1999.

                         VOXWARE, INC. AND SUBSIDIARY

Warrants

     In March 1994, the Company sold 1,000,000 shares of common stock and warrants ("Warrants") to purchase an aggregate of 1,000,000 shares of common stock for $1.50 per share, subject to adjustment in certain circumstances. In lieu of paying cash upon the exercise of the Warrants, the Warrant holders had the right to have the Company convert all or a portion of the Warrants into shares of common stock at a rate of two Warrants for each share of common stock via a "Cashless Exercise." During the year ended June 30, 1997, of the remaining 885,000 Warrants, 377,500 Warrants were converted into 188,750 shares of common stock via Cashless Exercises and Warrants to purchase 507,500 shares of common stock were exercised for $1.50 per share.

Employee Stock Purchase Plan

     In December 1996 the Company adopted an Employee Stock Purchase Plan under
Section 423 of the Internal Revenue Code and reserved 200,000 shares of common stock for issuance under the plan. Under this plan, employees are entitled to purchase shares at 85% of the fair market value. During the years ended June 30, 1997, 1998 and 1999, the Company issued 25,275, 74,109 and 77,843 shares of common stock, respectively, at average purchase prices of $3.77, $2.55 and $0.82 per share, respectively, pursuant to the Employee Stock Purchase Plan.


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


6. CREDIT FACILITY:

     The Company has a $2,000,000 revolving line of credit with Silicon Valley Bank, as amended (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at the bank's prime lending rate. As amended on February 1, 1999, the Credit Facility requires the Company to secure all indebtedness with cash held at the bank's offices in an amount not less that 100% of the outstanding amount of all indebtedness. The Credit Facility requires payment of all outstanding principal, if any, plus all accrued interest on March 30, 2000. In connection with the lease of the Company's Princeton, New Jersey office facility, Voxware had outstanding a $300,000 standby letter of credit at June 30, 1999 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that the Company defaults on the lease. As required by the Credit Facility, the Company has secured the $300,000 standby letter of credit with cash that is included in "other assets, net" in the June 30, 1999 balance sheet. In addition to the Credit Facility, the agreement with Silicon Valley Bank provides a lease component in the amount of $1,500,000 for the purpose of providing a facility for the financing of the lease payments owed to an equipment lessor, of which none was outstanding as of June 30, 1999.


7. 401(k) SAVINGS PLAN:

     Effective January 1997 the Company adopted a 401(k) Savings Plan (the "401(k) Plan") available to all employees. The 401(k) Plan permits participants to contribute up to 10% of their base salary to the 401(k) Plan not to exceed the limits established by the Internal Revenue Code. In addition, the Company matches 25% of employee contributions on the initial 6% contributed by employees. Employees vest immediately in all employee contributions and Company match contributions. In connection with the 401(k) Plan, the Company recorded compensation expense of approximately $27,000, $52,000 and $33,000 for the years ended June 30, 1997, 1998 and 1999 respectively.

                         VOXWARE, INC. AND SUBSIDIARY

8. INCOME TAXES:

     As of June 30, 1999, the Company had approximately $18,000,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards begin to expire in 2009. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. As of June 30, 1999, the effect of such limitations, if imposed, is not expected to be material.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and for income tax purposes. As of June 30, 1999, the Company had deferred tax assets of approximately $7,200,000 relating primarily to net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance.


9. COMMITMENTS AND CONTINGENCIES:

     The Company leases its office facilities and certain equipment under operating leases with remaining noncancelable lease terms generally in excess of one year. Rent expense was approximately $756,000, $810,000 and $599,000 for the years ended June 30, 1997, 1998 and 1999, respectively. Future minimum rental payments for the Company's office facility and equipment under operating leases as of June 30, 1999 are as follows:

                                                     (in thousands)
           Year Ending June 30,
              2000.................................     $  498
              2001.................................        396
              2002.................................        387
              2003.................................        351
                                                        ------
                                                        $1,632
                                                        ======

     In July 1998 the Company entered into a Sublease Agreement under which the Company subleased approximately 47% of the space in its Princeton, New Jersey office facility. Rental income related to this sublease has been netted against rent expense in the Company's financial statements. The initial term of the Sublease Agreement will expire on May 31, 2003. The amounts expected to be received under the Sublease Agreement are not included in the above schedule. In connection with the Company's acquisition of substantially all of the assets of Verbex Voice Systems, Inc. in February 1999 (see Note 1), the Company assumed a lease for space in Cambridge, Massachusetts. The Cambridge space is primarily used for research and development, product engineering and final assembly and testing. The Cambridge lease expires on May 31, 2000, subject to an option to extend the lease through June 30, 2000.
    The Company has outstanding a $300,000 standby letter of credit in connection with the Company's office facility lease (see Note 6).

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's business, operating results or financial condition.

     The Company has three-year employment and severance agreements with two officers. The agreements provide for minimum salary levels, adjusted annually at the discretion of the board of directors. Each of the agreements are automatically renewable for successive one-year terms, unless terminated by either party.

                         VOXWARE, INC. AND SUBSIDIARY

10. RELATED-PARTY TRANSACTIONS:

     The Company derived approximately 16%, 21% and none of its revenues for the years ended June 30, 1997, 1998 and 1999, respectively, from Netscape Communications Corporation, which owned 500,000 shares of the Company's common stock as of June 30, 1997, and none as of June 30, 1998 and 1999.


11. SEGMENT INFORMATION:

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. Prior to the Company's acquisition of Verbex in February 1999 (Note 1), the Company had been managed in one operating segment. Since the Verbex acquisition, the Company has been managed in two operating segments: industrial speech recognition products and speech compression technologies. The industrial speech recognition products business relates to the Company's current business focus since the Verbex acquisition in February 1999. The speech compression technologies business relates to the Company's business focus prior to the Verbex acquisition in February 1999. In September 1999, the Company sold substantially all of the assets related to the speech compression business to Ascend. In connection with the sale to Ascend, the Company received a license back from Ascend to service the Company's existing speech compression licensees, and to continue to license the speech compression technologies for uses that are not competitive with Ascend, subject to the consent of Ascend. The Company does not expect to pro-actively market the speech compression technologies in the future, and expects new licensing activity relating to the speech compression technologies business to decrease significantly over time.

     Business segment information for the year ended June 30, 1999 is included in the table below. Corporate and administrative overhead expenses, including costs related to executive management, accounting and finance, information systems and human resources are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition (Note
1), and the amortization of those assets, are included in the industrial speech products segment.

                                        Industrial Speech     Speech Compression
                                        Products Segment      Technologies Segment      Total
                                        -----------------     --------------------    -------
        Revenues                        $    809                    $  2,077          $ 2,886
        Loss from operations                (938)                     (3,887)          (4,825)
        Depreciation and amortization        488                         200              688
        Identifiable assets                6,156                       6,436           12,592

     Additionally, for the years ended June 30, 1997, 1998 and 1999, revenues included approximately $141,000, $543,000 and $524,000, respectively, of sales to customers outside the United States. These sales outside the United States related to the speech compression technologies segment.