Form 10-Q
period 1999-09-30
VOXWARE INC
filed 1999-11-15
CIK 933454

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarterly period ended September 30, 1999
                                                          ------------------

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from
                                                          ------------------


                       Commission File Number   0-021403
                                 VOXWARE, INC.
                                 -------------
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                        36-3934824
-------------------------------                            ------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

                             305 College Road East
                         Princeton, New Jersey  08540
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

YES   X   NO
    -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Shares Outstanding at November 12, 1999
-----------------------------      ---------------------------------------
Common Stock, $.001 par value                     13,396,782

================================================================================

                                 VOXWARE, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION
------------------------------

   Item 1. Consolidated Financial Statements (unaudited)                Page No.
                                                                        --------
           Consolidated Statements of Operations
              Three Months Ended September 30, 1999 and 1998...............  3

           Consolidated Balance Sheets
              September 30, 1999 and June 30, 1999.........................  4

           Consolidated Statements of Cash Flows
              Three Months Ended September 30, 1999 and 1998...............  5

           Notes to Consolidated Financial Statements......................  6

   ITEM 2. Management's Discussion and Analysis of Results of Operations
           and Financial Condition.........................................  8

PART II - OTHER INFORMATION
---------------------------
         Item 4.  Submission of Matters to a Vote of Security Holders...... 15

         Item 5.  Other Information........................................ 16

         Item 6.  Exhibits and Reports on Form 8-K......................... 16

SIGNATURES................................................................. 17
----------

ITEM 1.     FINANCIAL STATEMENTS

                         Voxware, Inc. and Subsidiary
                     Consolidated Statements Of Operations
                                  (Unaudited)

                                                            Three Months Ended
                                                                September 30,
                                                          1999                 1998
                                                      ------------         ------------
                                                   (In thousands, except per share data)
Revenues:
 Product revenues:
  Product sales..........................             $   438        $             ---
  License fees...........................                 206                      244
  Royalties and recurring revenues.......                 190                      141
                                             -----------------      -------------------
    Total product revenues...............                 834                      385
 Service revenues........................                 117                      166
                                             -----------------      -------------------
  Total revenues.........................                 951                      551
                                             -----------------      -------------------
Cost of revenues:
  Cost of product revenues...............                 260                      ---
  Cost of service revenues...............                  45                       73
                                              -----------------      -------------------
  Total cost of revenues.................                 305                       73
                                             -----------------      -------------------
    Gross profit.........................                 646                      478
                                             -----------------      -------------------
Operating expenses:
 Research and development................                 471                      677
 Sales and marketing.....................                 570                      645
 General and administrative..............                 453                      463
 Amortization of purchased intangibles...                 332                      ---
                                             -----------------      -------------------
  Total operating expenses...............               1,826                    1,785
                                             -----------------      -------------------
  Operating loss.........................              (1,180)                  (1,307)
Interest income..........................                  63                      184
Gain on sale of assets...................               3,799                      ---
                                             -----------------      -------------------
Net income (loss.).......................             $ 2,682                  $(1,123)
                                             =================      ===================

Basic and diluted net income (loss)
 per common share........................               $0.20                   $(0.08)
                                             =================      ===================

Shares used in computing net
 income(loss) per common share:
  Basic..................................              13,395                   13,302
                                             =================      ===================
  Diluted................................              13,420                   13,302
                                             =================      ===================

        The accompanying notes are an integral part of these statements

                          Voxware, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                                                SEPTEMBER 30,             JUNE 30,
                                                                                     1999                  1999
                                                                                --------------         -------------
                                                                                  (unaudited)

                                                                         (In thousands, except share and per share data)
                                 ASSETS
Current assets:
  Cash and cash equivalents.............................................            $  5,958                  $  2,438
  Short-term investments................................................               2,066                     2,008
  Accounts receivable, net .............................................                 712                       989
  Inventory, net .......................................................                 384                       249
  Prepaid expenses and other current assets.............................                 158                       778
  Restricted cash.......................................................                 400                       604
                                                                           ------------------        ------------------
     Total current assets...............................................               9,678                     7,066
Property and equipment, net.............................................                 360                       395
Intangible assets, net..................................................               4,269                     4,680
Other assets, net.......................................................                 449                       451
                                                                           ------------------        ------------------
                                                                                    $ 14,756                  $ 12,592
                                                                           ==================        ==================
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.................................            $  1,778                  $  2,089
  Deferred revenues.....................................................                 330                       531
                                                                            ------------------        ------------------
     Total current liabilities..........................................               2,108                     2,620
                                                                           ------------------        ------------------
Deferred rent...........................................................                 246                       263
                                                                           ------------------        ------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized;
    none issued and outstanding.........................................                 ---                       ---
  Common stock, $.001 par value, 30,000,000 shares authorized;
     13,396,782 and 13,381,367 shares issued and outstanding at
     September 30, 1999 and June 30, 1999, respectively.................                  13                        13
  Additional paid-in capital............................................              30,007                    29,995
  Unrealized gain on available-for-sale securities......................                   3                         4
  Accumulated deficit...................................................             (17,621)                  (20,303)
                                                                           ------------------        ------------------
     Total stockholders' equity.........................................              12,402                     9,709
                                                                           ------------------        ------------------
                                                                                    $ 14,756                  $ 12,592
                                                                           ==================        ==================


       The accompanying notes are an integral part of these statements.

                          Voxware, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                                   Three Months Ended September 30,
                                                                                  -----------------------------------
                                                                                         1999               1998
                                                                                  -----------------    ---------------
                                                                                              (in thousands)
Operating Activities:
 Net income (loss).......................................................                $ 2,682                $(1,123)
 Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
  Depreciation and amortization..........................................                    406                     56
  Provision for doubtful accounts........................................                      8                     31

 Changes in assets and liabilities:
  Accounts receivable....................................................                    269                    349
  Inventory..............................................................                    (56)                   ---
  Prepaid expenses and other current assets..............................                    620                    (45)
  Restricted cash-current................................................                    204                    ---
  Other assets...........................................................                      2                      8
  Accounts payable and accrued expenses..................................                   (311)                   (70)
  Deferred revenues......................................................                   (201)                    37
  Deferred rent..........................................................                    (17)                   (17)
                                                                                 ----------------       ----------------
    Net cash provided by (used in) operating activities..................                  3,606                   (774)
                                                                                 ----------------       ----------------

Investing Activities:
 Purchases of short-term investments.....................................                 (7,658)                (5,631)
 Sales and maturities of short-term investments..........................                  7,599                  4,002
 Purchases of property and equipment.....................................                    (39)                   (47)
                                                                                 ----------------       ----------------
    Net cash used in investing activities................................                    (98)                (1,676)
                                                                                 ----------------       ----------------

Financing Activities:
 Proceeds from exercises of common stock options.........................                     12                     19
                                                                                 ----------------       ----------------
    Net cash provided by financing activities............................                     12                     19
                                                                                 ----------------       ----------------

Increase (decrease) in cash and cash equivalents.........................                  3,520                 (2,431)
Cash and cash equivalents, beginning of period...........................                  2,438                  9,149
                                                                                 ----------------       ----------------
Cash and cash equivalents, end of period.................................                  5,958                  6,718
Short-term investments, end of period....................................                  2,066                  6,025
                                                                                 ----------------       ----------------
Cash, cash equivalents and short-term investments, end of period.........                $ 8,024                $12,743
                                                                                 ================       ================


SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Unrealized gain (loss) on short-term investments.....................                $    (1)               $     8
                                                                                 ================       ================
    Purchase accounting adjustment related to inventory acquired
     from Verbex.........................................................                $   (79)               $   ---
                                                                                 ================       ================

        The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                   Notes To Consolidated Financial Statements


1.  BASIS OF PRESENTATION

      The consolidated financial statements for Voxware, Inc. and its wholly-owned subsidiary, Verbex Acquisition Corporation ("Voxware" or the "Company"), as of September 30, 1999 and for the three month periods ended September 30, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on September 28, 1999.

      The results of operations for the interim periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2000 or any other future periods.

2. NET INCOME (LOSS) PER SHARE

       The Company has presented net income (loss) per share for the three months ended September 30, 1999 and 1998 pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Basic net income
   (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the three months ended September 30, 1999. Diluted income per share for the three months ended September 30, 1999 was computed by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding using the treasury stock method. All common stock equivalents consist of common stock options. For the three months ended September 30, 1999, common stock options used in computing diluted income per share totaled 25,000. As of September 30, 1999, the Company had stock options outstanding to purchase 1,795,700 shares of common stock that were not included in the computation of net income per share because to do so would be anti-dilutive.

      For the three months ended September 30, 1998, the effect of including outstanding common stock equivalents in the calculation of net loss per share would be anti-dilutive due to the Company's net loss. Therefore, outstanding common stock equivalents have not been included in the calculation of net loss per share, and as a result, basic net loss per share is the same as diluted net loss per share the three months ended September 30, 1998.

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

4. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

       Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income. The only comprehensive income item the Company has is unrealized gains and losses on available-for-sale securities.

       The following reconciles net income (loss) to comprehensive income (loss) for the three month periods ended September 30, 1999 and 1998:

                                                  Three Months Ended
                                                     September 30,
                                          -----------------------------------
                                                1999              1998
                                          ----------------  -----------------
                                                    (in thousands)

Net income (loss).....................        $2,682            $(1,123)
Other comprehensive income:
  Unrealized gain (loss) on
   available-for-sale securities....              (1)                 8
                                              ------            -------
Comprehensive income (loss).............      $2,681            $(1,115)
                                              ======            =======


5.  ACQUISITION OF ASSETS OF VERBEX VOICE SYSTEMS, INC.

       On February 18, 1999, the Company acquired substantially all of the assets of Verbex for a total of $5,422,000, which consists of $4,800,000 paid upon closing, a purchase price adjustment of $272,000, which was paid in October 1999, and transaction costs of $350,000. Upon payment in October 1999, the purchase price adjustment was released from an account which was established at the closing of the Verbex transaction. As of September 30, 1999, the escrow balance totaled $400,000 and was included in restricted cash. The acquisition was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed of Verbex based on their fair market values at the acquisition date. The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles and goodwill. Intangible assets acquired from Verbex include capitalized software and underlying intellectual property rights, value added reseller agreements and relationships, customer lists and engineering workforce. These intangibles and goodwill are being amortized over four years, which represents the estimated economic life of these assets. Verbex's results of operations have been included in the Company's consolidated financial statements from the date of the acquisition.

6.  SALE OF ASSETS TO ASCEND

       On September 21, 1999, the Company's stockholders approved an agreement with Ascend Communications, Inc. ("Ascend", which is now a wholly owned subsidiary of Lucent Technologies, Inc.), to sell to Ascend for approximately $5.1 million in cash substantially all of the Company's assets relating to what has historically been the Company's primary business of developing and licensing speech compression technologies and products. Upon closing in September 1999, the Company received $4,146,000 in cash. The Company had previously received $204,000 of the purchase price. The remaining $750,000 is being held in escrow for 18 months (until March 21, 2001) to secure Voxware's indemnification provisions under the agreement with Ascend. As a result of the sale, the Company recorded a gain of $3,799,000 during the quarter ended September 30, 1999. Such gain does not include the $750,000 held in escrow. The sale to Ascend did not include the Company's rights and obligations under its existing license agreements and, as part of the sale, the Company received a license back from Ascend to use the technology necessary to service the Company's existing licensees in the speech compression business. With the consent of Ascend, the Company may also license the speech coding technologies to new licensees for uses that are not competitive with Ascend.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans and results to differ. Factors that may cause such differences include, but are not limited to, the Company's ability to compete in its industrial speech recognition products business, which is a new line of business for the Company, the rate of progress, if any, of the Company's product development programs and the uncertainty of acceptance of the Company's products in the marketplace, the highly competitive nature of the Company's industry and the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into and maintain relationships with third parties and the Company's dependence on such third parties to develop and market products using the Company's technology and to develop a recurring revenue stream to the Company, the Company's ability to manage its growth, the costs involved in obtaining and enforcing patents and any necessary licenses, the Company's ability to obtain additional funds as necessary, and those other risks discussed Exhibit 99 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


   Overview

      On February 4, 1999, we entered into an asset purchase agreement with Ascend (which at the time was publicly owned but since then was acquired by Lucent Technologies, Inc. and is now a wholly owned subsidiary of Lucent) to sell to Ascend substantially all of our assets relating to what had historically been our primary business of developing and selling speech compression technologies and products. The sale to Ascend was consummated on September 21, 1999. Also on February 4, 1999, we entered into a definitive agreement with Verbex to acquire substantially all of the assets of Verbex. The Verbex transaction was consummated on February 18, 1999. Since our acquisition of Verbex, Voxware has been focusing its efforts on Verbex's business of developing and selling speech recognition products for the warehousing and manufacturing markets as well as other industrial markets.

     In our industrial speech recognition products, we generate revenues primarily from product sales, licenses and development services. Product sales consist of: portable devices used for mobile industrial speech-recognition applications (Verbex's MVP product line); stationary speech-recognition devices, primarily used for warehouse receiving and package sorting applications; and accessories that complemented its product offerings, including microphones, headsets and computer hardware. Development services consist of providing technical resources and assistance to customer-specific development efforts. Revenues from product sales are generally recognized when products are shipped.

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

      During October 1999, we amended an existing customer contract to license some of our speech coding technologies for $500,000 to a customer, which has previously been a major customer of Voxware. The license fees relating to this transaction will be recognized during the quarter ending December 31, 1999. As described previously, since our acquisition of Verbex in February 1999, our primary business focus is developing, marketing and selling industrial speech recognition products. While we will continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we do not expect to dedicate significant resources to the development, marketing or licensing of our speech coding technologies in the future.

      The majority of our existing licensees of our speech compression products compete in the multimedia Internet software market, which is a relatively new market, and many of the companies compete against much more established companies and/or have businesses that are relatively immature. We believe that a significant number of our licensees which compete in this market have not incorporated, and may never incorporate, Voxware's technologies into their products. Therefore, we may never derive royalties or other recurring revenues from many of our existing license agreements in the multimedia Internet software market. With respect to Internet Protocol ("IP") telephony, deployments in that market have primarily utilized standardized codec technologies (and not Voxware's proprietary codec technologies).
   In addition, deployments in IP telephony have been characterized by bandwidth-rich managed networks (Intranets), which networks generally do not benefit significantly from low bandwidth solutions such as Voxware's technologies. As a result of these factors, demand for Voxware's technologies in the IP telephony market has not been significant. In connection with the sale to Ascend, we have discontinued our activities in the IP telephony market.

      Voxware has only a limited operating history upon which an evaluation of Voxware and its prospects can be based. Since its inception, Voxware has incurred significant losses and, as of September 30, 1999,

   Voxware had an accumulated deficit of $17,621,000. In at least the near term quarters, we expect to incur net losses as we pursue a new line of business. The recent sale of our speech compression technologies business to Ascend and recent acquisition of the speech recognition systems business of Verbex make the prediction of future results of operations extremely difficult. Therefore, Voxware's historical revenues should not be taken as indicative of future revenues. In addition, Voxware's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the entrance into a new line of business, the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by our licensees that incorporate our products, the rate of new licensing activity, as well as the termination of existing license agreements, the introduction of new products or services by the Voxware or its competitors, pricing changes in the industry, the degree of success of Voxware's efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by Voxware or its licensees, the level of usage of the Internet, and general economic conditions.


   Results of Operations

   Three Months Ended September 30, 1999 Versus Three Months Ended September 30, 1998

   Revenues

      Voxware recorded revenues of $951,000 for the three months ended September 30, 1999 compared to revenues of $551,000 for the three months ended September 30, 1998. The $400,000 increase in total revenues reflects $438,000 in industrial speech recognition product sales (which we began selling in February 1999 as a result of our purchase of Verbex), and a $49,000 increase in royalties and recurring revenues from the speech compression business, offset by decreases of $38,000 in license fees and $49,000 in service revenues primarily related to our speech compression technology products.

      Total product revenues increased $449,000 from $385,000 in the three months ended September 30, 1998 to $834,000 in the three months ended September 30, 1999. The increase in product revenues reflects $438,000 in industrial speech recognition product sales (which we began selling in February 1999 as a result of our purchase of Verbex), and a $49,000 increase in royalties and recurring revenues from the speech compression business, offset by decreases of $38,000 in license fees. For the three month periods ended September 30, 1999 and 1998, 53% and none of the Company's product revenues were attributable to industrial speech recognition product sales, respectively, 25% and 63% were attributable to license fees, respectively, and 22% and 37% were attributable to royalties and recurring revenues, respectively.

      Service revenues were primarily attributable to customer maintenance support and fees for engineering services relating to our speech coding technologies business. For the three months ended September 30, 1999, service revenues totaled $117,000, reflecting a decrease of $49,000 from service revenues of $166,000 for the three months ended September 30, 1998. The decrease in service revenues is primarily attributable to (i) a decline in customer maintenance support revenues because the Company had a much smaller portfolio of customers to which it provided maintenance support services during the three months ended September 30, 1999 than it did for the three months ended September 30, 1998, and (ii) a decline in development services revenues because of the shift in focus away from a custom development-based OEM business to the operation of Verbex's business.


      Cost of Revenues

       Cost of revenues increased $232,000 from $73,000 for the three months ended September 30, 1998 to $305,000 for the three months ended September 30, 1999. The increase in cost of revenues reflects an increase in cost of product revenues, partially offset by a decrease in cost of service revenues.

       Cost of product revenues increased from none for the three months ended September 30, 1998 to $260,000 for the three months ended September 30, 1999, reflecting costs associated with shipments of speech-recognition-based hardware products related to the Verbex business. As the Verbex acquisition occurred during February 1999, no such products were sold during the three months ended September 30, 1998. As of September 30, 1999, Voxware had a manufacturing staff of four compared to none at September 30, 1998.

       Cost of services revenues consists primarily of the expenses associated with customer maintenance support and engineering services, including employee compensation and equipment depreciation. Cost of service revenues decreased $28,000 from $73,000 in the three months ended September 30, 1998 to $45,000 in the three months ended September 30, 1999. The decrease in cost of service revenues is directly attributable to the decrease in service revenues described above.


      Operating Expenses

       Total operating expenses increased by $41,000 (2%) from $1,785,000 in the three months ended September 30, 1998 to $1,826,000 in the three months ended September 30, 1999. Excluding noncash amortization of purchased intangibles totaling $332,000 for the three months ended September 30, 1999 and none for the three months ended September 30, 1998, operating expenses decreased by $291,000 (16%). This decrease primarily reflects headcount reductions in each of research and development, sales and marketing and administration, and other cost reductions associated with the restructuring of Voxware's business focus over the past several quarters prior to the Ascend and Verbex agreements. As of September 30, 1999, our headcount totaled 29, compared to total headcount of 40 as of September 30, 1998.

       Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses decreased $206,000 (30%) from $677,000 in the three months ended September 30, 1998 to $471,000 in the three months ended September 30, 1999. As of September 30, 1999, we had a research and development staff of 10 compared to 21 at September 30, 1998.

       Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $75,000 (12%) from $645,000 in the three months ended September 30, 1998 to $570,000 in the three months September 30, 1999. As of September 30, 1999, Voxware had a sales and marketing staff of 9 compared to 10 at September 30, 1998.

       General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $10,000 (2%) from $463,000 in the three months ended September 30, 1998 to $453,000 in the three months ended September 30, 1999. As of September 30, 1999, we had a general and administrative staff of 6 compared to 9 at September 30, 1998.

       Amortization of purchased intangibles totaled $332,000 for the three months ended September 30, 1999. These intangibles related to the acquisition of Verbex in February 1999. The total amount of intangibles capitalized from the Verbex acquisition approximated $5,079,000, and those intangibles are being amortized over four years.


      Interest Income

       Interest income decreased $121,000 to $63,000 for the three months ended September 30, 1999 from $184,000 for the three months ended September 30, 1998. The decrease is primarily related to the decrease in

   Voxware's total cash, cash equivalents and short-term investments portfolio balance as a result of cash used for operations and the acquisition of substantially all of the assets of Verbex for approximately $5,200,000 plus transaction costs in February 1999. As of September 30, 1999, Voxware's cash, cash equivalents and short-term investments portfolio totaled $8,024,000 compared to $12,743,000 at September 30, 1998.


      Income Taxes

       As of September 30, 1999, we had approximately $15,300,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of September 30, 1999, we have provided a full valuation allowance on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of considering such factors as our limited operating history, the volatility of the market in which we compete, the operating losses incurred to date and the operating losses anticipated in future periods.

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

       Gain on Sale of Assets

       During the quarter ended September 30, 1999, we completed the sale of substantially all of the assets relating to our speech coding technology business for $5,100,000, of which $750,000 has been placed in escrow for a period of 18 months from the closing date to secure our indemnification obligations under the agreement with Ascend. Upon closing, we received $4,146,000 from Ascend. We had previously received a payment of $204,000 of the purchase price. During the quarter ended September 30, 1999, we recorded a gain on the sale of the speech coding assets totaling $3,799,000, which reflects the total proceeds received to date totaling $4,350,000, less transaction costs of $517,000 and equipment transferred to Ascend totaling $34,000.

   Liquidity and Capital Resources

       As of September 30, 1999, we had a total of $8,024,000 in cash, cash equivalents and short-term investments consisting of $5,958,000 of cash and cash equivalents and $2,066,000 in short-term investments. Included in our cash, cash equivalents and short-term investments balance is $4,146,000 received upon the closing of the Ascend transaction. We also had received a deposit of $204,000 from Ascend in January 1999 which was restricted until
   the closing of the transaction.   On the closing date in September 1999,
   $750,000 of the sale price was placed in escrow for a period of 18 months to secure our indemnification obligations. Our cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, we have primarily financed our operations through the sale of equity securities.

       For the three months ended September 30, 1999, cash provided by operating activities totaled $3,606,000. Cash provided by operating activities was primarily attributable to net income of $2,682,000, which was comprised of: the $3,799,000 gain on the sale of substantially all of the assets of our speech coding business to Ascend, offset by a loss from operations totaling
   $785,000 excluding the gain on the sale of assets and non cash amortization totaling $332,000, and changes in operating assets and liabilities.

       For the three months ended September 30, 1998, cash used to fund operations totaled $774,000. Cash used to fund operations was primarily attributable to the net loss of $1,123,000, offset by the effect of non cash charges for depreciation and changes in operating assets and liabilities.

       For the three months ended September 30, 1999, cash used in investing activities totaled $98,000, which consisted of $59,000 in net purchases of short-term investments and $39,000 in purchases of property and equipment. For the three months ended September 30, 1998, cash used by investing activities totaled $1,676,000, which reflected $1,629,000 in net purchases of short-term investments and $47,000 in equipment purchases. For the three months ended September 30, 1999 and 1998, cash provided by financing activities totaled $12,000 and $19,000, respectively, which amounts represent proceeds from exercises of common stock options.

       We have a $2,000,000 revolving line of credit with Silicon Valley Bank. Borrowings under the credit facility will bear interest at the bank's prime lending rate. As amended on February 1, 1999, the credit facility requires Voxware to secure all indebtedness with cash held at the bank's offices in an amount not less than 100% of the outstanding amount of all indebtedness we owe to the bank. The credit facility requires payment of all outstanding principal, if any, plus all accrued interest on March 30, 2000. In connection with the lease of our office facility, we have outstanding a $300,000 standby letter of credit at September 30, 1999 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that we default on the lease. As required by the credit facility, we have secured the $300,000 standby letter of credit with cash that is included in "other assets, net" in the September 30, 1999 balance sheet.

      We have no material commitments for capital expenditures except for those under operating leases for our facilities and leased equipment. At September 30, 1999, our working capital totaled approximately $7,570,000. We believe that our current cash, cash equivalents and short-term investments balances will be sufficient to fund our working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of, or investments in businesses, products and technologies for at least twelve months beyond September 30, 1999.


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

       We are currently in the process of updating our accounting system to achieve Year 2000 compliance. The vendor of our accounting system has informed us that the procedures currently being performed will make the system Year 2000 compliant.

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

       In addition to our Internal Programs and Systems, the products we sell and license externally to customers (collectively, the "External Programs"), have been assessed for Year 2000 compliance. With respect to the speech compression technologies and products historically sold by Voxware, we are not aware of any Year 2000 issues. Verbex had assessed its products, the MVP, Speech Commander and our stationary boards. Verbex concluded that it could be advisable for the users of those products to take precautions to mitigate possible Year 2000 issues, such as not operating the product during the period of time when the calendar changes from December 31, 1999 to January 1, 2000. We have hired the director of engineering at Verbex in connection with the Verbex acquisition and we have commenced our own review of the Year 2000 compliance of Voxware's External Programs. While Voxware is not aware of any Year 2000 issues with our External Programs that are expected to have a material financial impact on Voxware as a result of our assessments to date, we continue to assess our External Programs. Should we identify any material Year 2000 problems, we are currently setting up a process that will enable us to contact our customers promptly so that we can provide instructions to mitigate or avert Year 2000 issues related to the External Programs. We cannot assure you however, that in the event that we encounter Year 2000 issues, we will be able to provide adequate instructions, or that our instructions will mitigate or avert Year 2000 issues related to our External Programs. We may need to recall products and undertake to modify, upgrade or replace the products. Any such undertaking could be expensive and could have a material adverse effect on Voxware and its financial condition.

       To date, costs incurred in evaluating our Internal Programs and Systems and External Programs have not been material. Anticipated costs necessary to complete evaluations of our Internal Programs and Systems and complete modifications and/or replacements are not expected to be material. We expect that the total cost of these efforts and upgrades should not exceed $50,000, including the cost of the upgraded inventory system described above. Voxware further estimates that less than $20,000 of internal labor costs have been incurred to date for personnel working to resolve Year 2000 issues. We cannot assure you that our efforts and the efforts of our vendors will be successful in making all of our systems and products Year 2000 compliant or that the cost and time required to achieve Year 2000 compliance will not exceed our current estimates. As a result, and due to uncertainty of the potential impact that Year 2000 issues may have on Voxware, there can be no assurance that Year 2000 issues will not have a material impact on our future results of operations or financial condition.

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

   Item 4. Submission of Matters to a Vote of Security Holders

       On September 21, 1999, we held our Annual Meeting of Stockholders. At the meeting, our stockholders approval and adopted an agreement dated February 4, 1999, as amended, between Ascend Communications, Inc., a Delaware corporation, and Voxware, pursuant to which we proposed to sell to Ascend for cash substantially all of the assets of our digital speech coding business. Our stockholders also elected the following three directors to serve until the next Annual Meeting of Stockholders or until their respective successors shall have been duly elected and qualified to serve: Bathsheba J. Malsheen, Ph.D; David B. Levi; and Eli Porat. The results of the voting on the Ascend transaction and in the election of directors are set forth below.

   Proposal to approve and adopt an agreement dated as of February 4, 1999, as amended, between Ascend Communications, Inc., a Delaware corporation, and Voxware, pursuant to which we proposed to sell to Ascend for cash substantially all of our digital speech coding business:

   For                 Against           Abstain           Not Voted
   ---                 -------           -------           ---------
   8,258,723           135,353           19,130            3,872,200


   Election of Directors:

   Nominee                        For                   Withheld
   -------                        ---                   --------
   Bathsheba J. Malsheen, Ph.D    12,042,447            242,959
   David B. Levi                  12,007,727            277,679
   Eli Porat                      12,008,227            277,179


Although the Company has a classified Board of Directors, due to recent resignations from the Board of Directors each of the incumbent directors agreed to stand for re-election at the September 21, 1999 annual meeting of stockholders and, having been elected, to serve until the next annual meeting of stockholders or until his or her successor shall have been duly elected and qualified to serve.

     PART II - OTHER INFORMATION
     ---------------------------

Item 5.  Other Information.  None.


       Item 6.  Exhibits and Reports on Form 8-K.

                Exhibits:
                27.1 Financial Data Schedule (FDS) for current reporting periods ended September 30, 1999.

                 (b)  Reports on Form 8-K.
                      Amendment to previously filed Form 8-K filed on August 12, 1999 (relating to the sale of the Company's speech coding technology to Ascend Communications, Inc. and the purchase of certain assets and liabilities of Verbex Voice Systems, Inc.).

                      Current Report on Form 8-K filed on October 6, 1999 (relating to the sale of the Company's speech coding technology to Ascend Communications, Inc. and the purchase of certain assets and liabilities of Verbex Voice Systems, Inc.).

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1999


                             VOXWARE, INC.
                             (Registrant)



                             By:  /s/ Bathsheba J. Malsheen
                                  -------------------------
                                  Bathsheba J. Malsheen, President and
                                  Chief Executive Officer



                             By:  /s/ Nicholas Narlis
                                  -------------------
                                  Nicholas Narlis, Vice President,
                                  Chief Financial Officer, Treasurer and
                                  Secretary
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)