Form 10-Q
period 1999-12-31
VOXWARE INC
filed 2000-02-14
CIK 933454

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended   December 31, 1999
                                   -----------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES  X   NO___
    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Shares Outstanding at January 31, 2000
-----------------------------            --------------------------------------
Common Stock, $.001 par value                            13,436,352



================================================================================

                                 VOXWARE, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION
------------------------------

      Item 1.  Consolidated Financial Statements (unaudited)                                    Page No.
                                                                                                --------
                 Consolidated Statements of Operations
                   Three and Six Months Ended December 31, 1999 and 1998........................       3

                 Consolidated Balance Sheets
                   December 31, 1999 and June 30, 1999..........................................       4

                 Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 1999 and 1998..................................       5

                 Notes to Consolidated Financial Statements.....................................       6

      Item 2.  Management's Discussion and Analysis of Results of Operations
               and Financial Condition..........................................................       9

      Item 3.  Quantitative and Qualitative Disclosures about
               Market Risk......................................................................      16

PART II - OTHER INFORMATION
---------------------------

      Item 6.  Exhibits and Reports on Form 8-K.................................................      16

SIGNATURES......................................................................................      17
----------

Item 1.   Consolidated Financial Statements

                         Voxware, Inc. and Subsidiary
                     Consolidated Statements of Operation
                                  (unaudited)

                                                          Three Months Ended                 Six Months Ended
                                                             December 31,                       December 31,
                                                        1999             1998              1999              1998
                                                    -------------    -------------    --------------    --------------
                                                                  (In thousands, except per share data)
Revenues:
  Product revenues:
    Product revenues............................    $         218    $          --    $          656    $           --
    License fees................................              752              207               958               451
    Royalties and recurring revenues............                8              181               198               322
                                                    -------------    -------------    --------------    --------------
       Total product revenues...................              978              388             1,812               773
  Service revenues..............................               34              324               150               490
                                                    -------------    -------------    --------------    --------------
       Total revenues...........................            1,012              712             1,962             1,263
                                                    -------------    -------------    --------------    --------------
Cost of revenues:
  Cost of product revenues......................              137               --               396                --
  Cost of service revenues......................               10              164                55               237
                                                    -------------    -------------    --------------    --------------
       Total cost of revenues...................              147              164               451               237
                                                    -------------    -------------    --------------    --------------
          Gross profit..........................              865              548             1,511             1,026
                                                    -------------    -------------    --------------    --------------
Operating expenses:
  Research and development......................              723              434             1,194             1,111
  Sales and marketing...........................              604              725             1,174             1,370
  General and administrative....................              515              395               968               858
  Amortization of purchased intangibles.........              308               --               639                --
                                                    -------------    -------------    --------------    --------------
       Total operating expenses................             2,150            1,554             3,975             3,339
                                                    -------------    -------------    --------------    --------------
       Operating loss...........................           (1,285)          (1,006)           (2,464)           (2,313)
Interest income.................................              119              171               182               355
Gain on sale of tax loss carryforwards..........              501               --               501                --
Gain on sale of assets..........................               --               --             3,799                --
                                                    -------------    -------------    --------------    --------------
Net income (loss)...............................    $        (665)   $        (835)   $        2,018    $       (1,958)
                                                    =============    =============    ==============    ==============
Basic and diluted net income (loss) per
common share....................................    $       (0.05)   $       (0.06)   $         0.15    $        (0.15)
                                                    =============    =============    ==============    ==============

Shares used in computing net income
(loss) per common share:
       Basic....................................           13,423           13,318            13,409            13,310
                                                    =============    =============    ==============    ==============
       Diluted..................................           13,423           13,318            13,429            13,310
                                                    =============    =============    ==============    ==============

       The accompanying notes are an integral part of these statements.

                         Voxware, Inc. and Subsidiary
                          Consolidated Balance Sheets
                                  (unaudited)

                                                                              December 31,          June 30,
                                                                                 1999                1999
                                                                              ------------       -------------
                                                                              (In thousands, except share and
                                                                                       per share data)
                                  ASSETS
Current assets:
     Cash and cash equivalents..........................................        $    1,053          $    2,438
     Short-term investments.............................................             6,017               2,008
     Accounts receivable, net...........................................               720                 989
     Inventory, net.....................................................               542                 249
     Prepaid expenses and other current assets..........................               205                 778
     Restricted cash....................................................                --                 604
                                                                                ----------          ----------
          Total current assets..........................................             8,537               7,066
Property and equipment, net.............................................               403                 395
Intangible assets, net..................................................             4,013               4,680
Other assets............................................................               572                 451
                                                                                ----------          ----------
                                                                                $   13,525          $   12,592
                                                                                ==========          ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses..............................        $    1,102          $    2,089
     Deferred revenues..................................................               441                 531
                                                                                ----------          ----------
          Total current liabilities.....................................             1,543               2,620
                                                                                ----------          ----------
Deferred rent...........................................................               228                 263
                                                                                ----------          ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value, 10,000,000 shares authorized;
        none issued and outstanding.....................................               ---                 ---
     Common stock, $.001 par value, 30,000,000 shares authorized;
       13,436,352 and 13,381,367 shares issued and outstanding at
       December 31, 1999 and June 30, 1999, respectively................                13                  13
     Additional paid-in capital.........................................            30,027              29,995
     Unrealized gain (loss) on available-for-sale securities............                (1)                  4
     Accumulated deficit................................................           (18,285)            (20,303)
                                                                                ----------          ----------
          Total stockholders' equity....................................            11,754               9,709
                                                                                ----------          ----------
                                                                                $   13,525          $   12,592
                                                                                ==========          ==========

       The accompanying notes are an integral part of these statements.

                         Voxware, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                         Six Months Ended December 31,
                                                                         -----------------------------
                                                                             1999             1998
                                                                         -------------    ------------
                                                                                 (in thousands)
Operating Activities:
   Net income (loss) .................................................     $     2,018     $    (1,958)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization......................................             779             109
   Provision for doubtful accounts....................................               8              84
   Gain on sale of tax loss carryforwards.............................            (501)             --
   Gain on sale of assets.............................................          (3,799)             --
   Compensation expense...............................................              20              --
   Changes in assets and liabilities:
     Accounts receivable..............................................             261             342
     Inventory........................................................            (214)             --
     Prepaid expenses and other current assets........................              22            (119)
     Restricted cash-current..........................................             604              --
     Other assets.....................................................            (121)            (35)
     Accounts payable and accrued expenses............................            (783)            (98)
     Deferred revenues................................................             (90)            (71)
     Deferred rent....................................................             (35)            (34)
                                                                           -----------     -----------
        Net cash used in operating activities.........................          (1,831)         (1,780)
                                                                           -----------     -----------

Investing Activities:
   Purchases of short-term investments................................         (12,645)         (9,829)
   Sales and maturities of short-term investments.....................           8,631           8,831
   Purchases of property and equipment................................            (148)            (51)
   Proceeds form sale of tax loss carryforwards.......................             501              --
   Proceeds from sale of assets.......................................           4,146              --
   Payment of contingent purchase price to Verbex Voice Systems.......             (51)             --
                                                                           -----------     -----------
        Net cash provided by (used in) investing activities...........             434          (1,049)
                                                                           -----------     -----------

Financing Activities:
   Proceeds from exercises of common stock options....................              12              19
   Issuance of common stock pursuant to Employee Stock Purchase Plan..              --              31
                                                                           -----------     -----------
        Net cash provided by financing activities.....................              12              50
                                                                           -----------     -----------
Decrease in cash and cash equivalents.................................          (1,385)         (2,779)
Cash and cash equivalents, beginning of period........................           2,438           9,149
                                                                           -----------     -----------
Cash and cash equivalents, end of period..............................           1,053           6,370
Short-term investments, end of period.................................           6,017           5,382
                                                                           -----------     -----------
Cash, cash equivalents and short-term investments,
   end of period......................................................     $     7,070     $    11,752
                                                                           ===========     ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
        Unrealized loss on short-term investments.....................     $        (5)    $        (4)
                                                                           ===========     ===========
        Purchase accounting Adjustment related to inventory acquired
            from Verbex...............................................     $       (79)    $        --
                                                                           ===========     ===========

       The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                  Notes To Consolidated Financial Statements


1.   BASIS OF PRESENTATION

          The consolidated financial statements for Voxware, Inc. and its wholly-owned subsidiary, Verbex Acquisition Corporation ("Voxware" or the "Company"), as of December 31, 1999 and for the three month and six month periods ended December 31, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on September 28, 1999.

          The results of operations for the interim periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2000 or any other future periods.


2.   NET INCOME (LOSS) PER SHARE

          The Company has presented net income (loss) per share for the three and six months ended December 31, 1999 and 1998 pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the three months ended December 31, 1999. Diluted income per share for the six months ended December 31, 1999 was computed by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding using the treasury stock method. Due to the company's net loss for the three months ended December 31, 1999, the effect of including outstanding common stock options in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock equivalents have not been included in the calculation of net loss per share and as a result, basic net loss per share is the same as diluted net loss per share for the three months ended December 31, 1999. All common stock equivalents consist of common stock options. For the six months ended December 31, 1999, common stock options used in computing diluted income per share totaled 14,000. As of December 31, 1999, the Company had stock options outstanding to purchase 2,371,850 shares of common stock that were not included in the computation of net income per share because to do so would be anti-dilutive.

          For the three and six months ended December 31, 1998, the effect of including outstanding common stock equivalents in the calculation of net loss per share would be anti-dilutive due to the Company's net loss. Therefore, outstanding common stock equivalents have not been included in the calculation of net loss per share, and as a result, basic net loss per share is the same as diluted net loss per share for the three and six months ended December 31, 1998.


3.   REVENUE RECOGNITION

          The Company generates revenues from products and services. Product revenues consist of product revenue, license fees, and royalties and recurring revenues. Product sales represent shipments of portable and stationary voice-based products and solutions for various industrial and warehouse markets. Revenues from product sales are generally recognized upon shipment, provided there are no significant post-delivery obligations. The Company began shipping voice-based products subsequent to its acquisition of substantially all of the assets of Verbex Voice Systems, Inc. ("Verbex"), which occurred on February 18, 1999. License fees are generated from licensing the Company's speech compression technologies to customers in the multimedia and consumer devices markets and from licensing the Company's voice-based software applications acquired in the Verbex transaction. License fees are generally recognized upon shipment of the underlying technologies, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Royalties and recurring revenues include royalties, which are generally based on a percentage of licensees' sales or units shipped, and pre-determined periodic license fees. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the Company's technology. Recurring product license fees are generally recognized at the inception of the renewal period, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance support, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year. Service revenues from engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required.


4.   COMPREHENSIVE INCOME (LOSS)

          Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income
     (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income. The only comprehensive income item the Company has is unrealized losses on available-for-sale securities.

          The following reconciles net income (loss) to comprehensive income
     (loss) for the three and six month periods ended December 31, 1999 and 1998:

                                                 Three Months Ended                  Six Months Ended
                                                    December 31,                        December 31,
                                             -------------------------------------------------------------
                                               1999              1998              1999             1998
                                               ----              ----              ----             ----
                                                   (in thousands)                   (in thousands)
     Net income (loss)....                   $    (665)       $    (835)         $   2,018       $  (1,958)
     Other comprehensive income:
        Unrealized (loss) on
        available-for-sale securities..             (4)             (12)                (5)             (4)
                                             ---------        ---------          ---------       ---------
     Comprehensive net income(loss)..        $    (669)       $    (847)         $   2,013       $  (1,962)
                                             =========        =========          =========       =========

5.   ACQUISITION OF ASSETS OF VERBEX VOICE SYSTEMS, INC.

          On February 18, 1999, the Company acquired substantially all of the assets of Verbex for a total of $5,422,000, which consists of $4,800,000 paid upon closing, a purchase price adjustment of $272,000, which was paid in October 1999, and transaction costs of $350,000. Upon payment in October 1999, the purchase price adjustment was released from an account which was established at the closing of the Verbex transaction. As of December 31, 1999, the escrow balance was released from restricted cash. The acquisition was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed of Verbex based on their fair market values at the acquisition date. The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles and goodwill. Intangible assets acquired from Verbex include capitalized software and underlying intellectual property rights, value added reseller agreements and relationships, customer lists and engineering workforce. These intangibles and goodwill are being amortized over four years, which represents the estimated economic life of these assets. Verbex's results of operations have been included in the Company's consolidated financial statements from the date of the acquisition.

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

7.   SEGMENT INFORMATION

          The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during fiscal year 1999. Prior to the Company's acquisition of Verbex in February 1999 (Note 5), the Company had been managed in one operating segment. Since the Verbex acquisition, the Company has been managed in two operating segments: industrial voice-based and speech compression technologies. The voice-based solutions business relates to the Company's current business focus since the Verbex acquisition in February 1999. The speech compression technologies business relates to the Company's business focus prior to the Verbex acquisition in February 1999. In September 1999, the Company sold substantially all of the assets related to the speech compression business to Ascend. In connection with the sale to Ascend, the Company received a license back from Ascend to service the Company's existing speech compression licensees, and to continue to license the speech compression technologies for uses that are not competitive with Ascend, subject to the consent of Ascend. The Company does not expect to pro-actively market the speech compression technologies in the future, and expects new licensing activity relating to the speech compression technologies business to decrease significantly over time.

          Business segment information for the six months ended December 31, 1999 is included in the table below. Corporate and administrative overhead expenses, including costs related to executive management, accounting and finance, information systems and human resources are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition (Note 5), and the amortization of those assets, are included in the industrial voice-based products segment.

                                        Voice Based         Speech Compression
                                      Products Segment     Technologies Segment         Total
                                      ----------------     --------------------         -----
     Revenues                                  $    731                $  1,231       $  1,962
     Loss from operations                        (2,298)                   (166)        (2,464)
     Depreciation and amortization                  655                     124            779
     Identifiable assets                          5,096                   8,429         13,525

     Item 2. Management's discussion and analysis of results of operations and financial condition

          This report contains forward-looking statements. Such statements are subject to certain factors that may cause Voxware's plans to differ or results to vary form those expected including the risks associated with Voxware's need to introduce new and enhanced products and services in order to increase market penetration and the risk of obsolescence of its products and services due to technological change; Voxware's need to attract and retain key management and other personnel with experience in providing integrated voice-based solutions for e-logistics, specializing in the supply chain sector; the potential for substantial fluctuations in Voxware's results of operations; competition from others; Voxware's evolving distribution strategy and dependence on its distribution channels"; the potential that speech products will not be widely accepted; Voxware's need for additional capital; and a variety of risks set forth from time to time in Voxware's filings with the Securities and Exchange Commission. Voxware undertakes no obligation to publicly release results of any of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unexpected results.

     Overview

          On February 4, 1999, we entered into an asset purchase agreement with Ascend (which at the time was publicly owned but since then was acquired by Lucent Technologies, Inc. and is now a wholly owned subsidiary of Lucent) to sell to Ascend substantially all of our assets relating to what had historically been our primary business of developing and selling speech compression technologies and products. The sale to Ascend was consummated on September 21, 1999. Also on February 4, 1999, we entered into a definitive agreement with Verbex to acquire substantially all of the assets of Verbex. The Verbex transaction was consummated on February 18, 1999. Since our acquisition of Verbex, Voxware is now focusing its efforts on developing, marketing and selling integrated voice-based solutions to the warehousing and manufacturing markets as well as other industrial markets.

          In our industrial integrated voice-based solutions business, we generate revenues primarily from product sales, licenses and development services. Product sales consist of: portable devices and software used for various mobile industrial and warehouse applications; stationary speech-recognition devices, primarily used for warehouse receiving and package sorting applications; and accessories that complement our product offerings, including microphones, headsets and computer hardware. Development services consist of providing technical resources and assistance to customer-specific development. Revenues from product sales are generally recognized when products are shipped.

          Prior to our acquisition of Verbex, Voxware generated revenues relating to its speech and audio coding business from fees for software product licenses and fees for services provided. Product revenues consist of software license fees and royalties and recurring revenues. Voxware licensed its products primarily to software and hardware companies which incorporated Voxware's products and technologies into their products. Arrangements with customers, which were negotiated on a case-by-case basis, included one or more of the following: initial license fees, quarterly license fees, annual license fees or royalties based on the licensee's revenue generated or units shipped of products incorporating Voxware's technologies. As a result, the timing and amount of our revenues have been substantially dependent on the timing and efforts of our licensees in developing and marketing products incorporating our products and technologies. Software product revenues are generally recognized upon shipment, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalty revenues are recognized in the period of customer shipment. Service revenues consist of customer maintenance support and engineering fees. Customer maintenance support revenues are recognized over the term of the support period, which typically lasts for one year. Engineering fees are generally recognized upon customer acceptance or upon delivery if customer acceptance is not required. All research and development costs are expensed as incurred.

          The sale to Ascend did not include Voxware's rights and obligations under its existing license agreements. We will continue to have revenue from existing licensees of our speech coding technology in the multimedia and consumer devices markets in the form of periodic license renewal fees, royalties and service fees. With the consent of Ascend, we may also license our speech coding technologies for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. We do not believe that we will have any revenues from new licensees in the Internet Protocol ("IP") telephony market. Our revenue from licensing speech coding technologies and audio compression technologies has been decreasing over the last two years. Therefore, we expect that, even if Ascend is willing to give its consent, our new licensing activity relating to the speech coding technologies will decrease significantly over time. Furthermore, as we focus on the Verbex business, we expect that revenues from licenses of speech coding technologies will become a less significant part of our revenues.

          While we will continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we do not dedicate significant resources to the development, marketing or licensing of our speech coding technologies. The majority of our existing licensees of our speech compression products compete in the multimedia internet software market and we believe that a significant number of these licensees have not incorporated, and may never incorporate, Voxware's technologies into their products. Therefore, we may never derive royalties or other recurring revenues from many of our existing license agreements in the multimedia Internet software market. With respect to Internet Protocol ("IP") telephony, deployments in that market have primarily utilized standardized codec technologies (and not Voxware's proprietary codec technologies). In addition, deployments in IP telephony have been characterized by bandwidth-rich managed networks (Intranets), which networks generally do not benefit significantly from low bandwidth solutions such as Voxware's technologies. As a result of these factors, demand for Voxware's technologies in the IP telephony market has not been significant. In connection with the sale to Ascend, we have discontinued our activities in the IP telephony market.

          As described previously, since our acquisition of Verbex in February 1999, our primary business focus is developing, marketing and selling industrial integrated voice-based solutions. As our business focus has changed, we are developing new strategic alliances to market our integrated voice-based solutions.

          Voxware has only a limited operating history upon which an evaluation of Voxware and its prospects can be based. Since its inception, Voxware has incurred significant losses and, as of December 31, 1999, Voxware had an accumulated deficit of $18,285,000. In at least the near term quarters, we expect to incur net losses as we pursue the Verbex business. The recent sale of our speech compression technologies business to Ascend and recent acquisition of the speech recognition systems business of Verbex make the prediction of future results of operations extremely difficult. Therefore, Voxware's historical revenues should not be taken as indicative of future revenues. In addition, Voxware's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the entrance into a new line of business, the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by our customers that incorporate our products, the introduction of new products or services by Voxware or its competitors, pricing changes in the industry, the degree of success of Voxware's efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by Voxware or its customers and general economic conditions.

     Results of Operations

     Revenues

          Voxware recorded revenues of $1,012,000 for the three months ended December 31, 1999 compared to revenues of $712,000 for the three months ended December 31, 1998. The $300,000 increase in total revenues reflects $218,000 of voice-based product sales (which we began selling in February 1999 as a result of our purchase of Verbex) and a $545,000 increase in license fees, offset by decreases of $290,000 in service revenues and $173,000 in royalties and recurring revenues from the speech compression business. On a year to date basis, total revenue increased $699,000 from $1,263,000 for the six months ended December 31, 1998 to $1,962,000 for the six months ended December 31, 1999. This increase can be attributed to $500,000 which was obtained through amending an existing customer contract to license some of our speech coding technologies. This customer accounted for 49% and 25%, respectively, of total revenues in the three and six month periods ended December 31, 1999, and 8% and 4% of total revenues in the three and six month period ended December 31, 1998. While we will continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we do not dedicate significant resources to the development, marketing or licensing of our speech coding technologies.

          Total product revenues increased $590,000 from $388,000 in the three months ended December 31, 1998 to $978,000 in the three months ended December 31, 1999. In the six month period ended December 31, 1999, product revenues totaled $1,812,000, reflecting an increase of $1,039,000 from product revenues of $773,000 for the six months ended December 31, 1998. The increase in product revenues for the six month period reflects $656,000 in industrial voice-based product sales (which we began selling in February 1999 as a result of our purchase of Verbex) and a $507,000 increase in license fees, offset by a decrease of $124,000 in royalties and recurring revenue from the speech compression business. For the three month periods ended December 31, 1999 and 1998, approximately 22% and none of the Company's product revenues were attributable to voice-based sales, respectively, 77% and 53% were attributable to license fees, respectively, and 1% and 47% were attributable to royalties and recurring revenues, respectively. For the six month periods ended December 31, 1999 and 1998, approximately 36% and none of the Company's product revenues were attributable to integrated voice-based solutions, respectively, 53% and 58% were attributable to license fees, respectively, and 11% and 42% were attributable to royalties and recurring revenues, respectively. Since our acquisition of Verbex in February 1999, our primary business focus is developing, marketing and selling integrated voice-based solutions to the warehousing, manufacturing and other industrial markets. As a result of this change in business focus, we anticipate sales of these voice-based products to become a more significant part of our product revenues.

          Service revenues were primarily attributable to customer maintenance support and fees for engineering services relating to our speech coding technologies business. For the three months ended December 31, 1999, service revenues totaled $34,000, reflecting a decrease of $290,000 from service revenues of $324,000 for the three months ended December 31, 1998. For the six months ended December 31, 1999, service revenues totaled $150,000, reflecting a decrease of $340,000 from service revenues of $490,000 for the six months ended December 31, 1998. The decrease in service revenues is primarily attributable to a decline in customer maintenance support revenues because the Company had a smaller portfolio of customers for these services during the three and six months ended December 31, 1999 than it did for the three and six months ended December 31, 1998, and a decline in development services revenues as a result of the shift in focus away from a custom development-based OEM business to the operation of Verbex's business.

       Cost of Revenues

          Cost of revenues decreased $17,000 from $164,000 for the three months ended December 31, 1998 to $147,000 for the three months ended December 31, 1999. The decrease in cost of revenues was attributable to the decrease in cost of service revenues, partially offset by an increase in cost of product revenues. Cost of revenue increased $214,000 to $451,000 for the six months ended December 31, 1999 compared to $237,000 for the six months ended December 31, 1998. This increase is attributable to our acquisition of Verbex in February 1999 and the change in our primary business focus to selling integrated voice-based solutions. An increase in cost of product revenues, offset by a decrease in cost of service revenues is reflective of the change in composition of our revenues.

          Cost of product revenues of $137,000 and $396,000 for the three and six months ended December 31, 1999, respectively, reflect costs associated with shipment of voice-based hardware products related to the Verbex business. As the Verbex acquisition occurred during February 1999, no such products were sold during the three and six month period ended December 31, 1998. As of December 31, 1999, Voxware had a manufacturing staff of four compared to none at December 31, 1998.

          Cost of services revenues decreased $154,000 from $164,000 in the three months ended December 31, 1998 to $10,000 in the three months ended December 31, 1999. Cost of service revenues consists primarily of the expenses associated with customer maintenance support and engineering services, including employee compensation and equipment depreciation. Cost of service revenues decreased $182,000 from $237,000 in the six months ended December 31, 1998 to $55,000 for the six months ended December 31, 1999. The decrease in cost of service revenues is directly attributable to the decrease in service revenues described above.


       Operating Expenses

          Total operating expenses increased by $596,000 (38%) from $1,554,000 in the three months ended December 31, 1998 to $2,150,000 in the three months ended December 31, 1999. In the six month period ended December 31, 1999, operating expenses totaled $3,975,000, reflecting a $636,000 (19%) increase from total operating expenses of $3,339,000 for the six month period ended December 31, 1998. Excluding amortization of purchased intangibles totaling $308,000 and $639,000 for the three and six months ended December 31, 1999, respectively, and none for the three and six months ended December 31, 1998, operating expenses increased by $288,000 (19%) and decreased by $3,000 for the respective three and six month periods. The increase for the three month period ended December 31, 1999 from the three months ended December 31, 1998 is due to higher costs in research and development reflecting the impact of product development costs on the integrated voice-based solutions business. Total operating costs for the six month period ended December 31, 1999 remained relatively unchanged from the six months ended December 31, 1998. As of December 31, 1999, the Company's headcount totaled 35, compared to a total headcount of 33 as of December 31, 1998.

          Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Reflecting Voxware's continued commitment to development of its voice-based products, research and development expenses increased $289,000 (67%) from $434,000 in the three months ended December 31, 1998 to $723,000 in the three months ended December 31, 1999. New product development and a 25% increase in workforce have created this increase. In the six month period ended December 31, 1999 research and development expenses totaled $1,194,000, reflecting an increase of $83,000 (7%) from research and development expenses of $1,111,000 for the six month period ended December 31, 1998. The current fiscal year includes costs associated with the development of voice-based products and solutions, which were not incurred through the six months ended December 31, 1998.

          Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $121,000 (17%) from $725,000 in the three months ended December 31, 1998 to $604,000 in the three months December 31, 1999. In the six month period ended December 31, 1999, sales and marketing expenses totaled $1,174,000, reflecting a decrease of $196,000 (14%) from sales and marketing expenses of $1,370,000 for the six months ended December 31, 1998. The decrease in sales and marketing expense is reflective of the Company's change in business focus since the acquisition of Verbex in February 1999, to developing, marketing and selling integrated voice-based solutions to warehousing, manufacturing and other industrial markets. While the Company has been in the process of developing their voice-based product, a decrease of sales and marketing expense has resulted.

          General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $120,000 (30%) from $395,000 in the three months ended December 31, 1998 to $515,000 in the three months ended December 31, 1999. General and administrative expenses increased $110,000 (13%) from $858,000 for the six months ended December 31, 1998 to $968,000 for the six months ended December 31, 1999. As of December 31, 1999, we had a general and administrative staff of 6 compared to 8 at December 31, 1998. The increase in general and administrative expense is due to costs associated with the addition of our Cambridge office and consulting fees related directly to our acquisition of the Verbex business, which are partly offset by a reduction in headcount.

          Amortization of purchased intangibles totaled $308,000 and $639,000, respectively, for the three and six month periods ended December 31, 1999. These intangibles related to the acquisition of Verbex in February 1999. Intangibles capitalized from the Verbex acquisition approximated $5,131,000, and those intangibles are being amortized over four years.


       Interest Income

          Interest income decreased $52,000 to $119,000 for the three months ended December 31, 1999 from $171,000 for the three months ended December 31, 1998. The decrease is primarily related to the decrease in Voxware's total cash, cash equivalents and short-term investments portfolio balance as a result of cash used for operations and the acquisition of substantially all of the assets of Verbex for approximately $5,102,000 plus transaction costs in February 1999. As of December 31, 1999, Voxware's cash, cash equivalents and short-term investments portfolio totaled $7,070,000 compared to $11,752,000 at December 31, 1998.


       Income Taxes

          As of December 31, 1999, we had approximately $15,300,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of December 31, 1999, we have provided a full valuation allowance on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of considering such factors as our limited operating history, the volatility of the market in which we compete, the operating losses incurred to date and the operating losses anticipated in future periods.

       Gain on Sale of Tax Loss Carryforwards

          In addition, during 1999, the State of New Jersey passed legislation which allows New Jersey technology companies to apply for the transfer or sale of unused New Jersey state net operating losses and research and development tax credits for cash. Profitable companies can buy these losses and credits at a discount, thereby reducing their state tax obligation. Voxware applied to the State of New Jersey to sell up to approximately $14,900,000 of its net operating loss carryforwards. Voxware received a determination letter from the State of New Jersey to sell $7,420,000 of its New Jersey State net operating losses which, upon the sale provided Voxware $501,000 in cash as of December 31, 1999. The remaining $7,480,000, if approved and sold, could provide Voxware with up to an additional $500,000.


       Gain on Sale of Assets

          During the quarter ended September 30, 1999, we completed the sale of substantially all of the assets relating to our speech coding technology business for $5,100,000, of which $750,000 has been placed in escrow for a period of 18 months from the closing date to secure our indemnification obligations under the agreement with Ascend. Upon closing, we received $4,146,000 from Ascend. We had previously received a payment of $204,000 of the purchase price. For the six months ended December 31, 1999, we recorded a gain on the sale of the speech coding assets totaling $3,799,000, which reflects the total proceeds received to date totaling $4,350,000, less transaction costs of $517,000 and equipment transferred to Ascend totaling $34,000.


       Liquidity and Capital Resources

          As of December 31, 1999, we had a total of $7,070,000 in cash, cash equivalents and short-term investments consisting of $1,053,000 of cash and cash equivalents and $6,017,000 in short-term investments. Included in our cash, cash equivalents and short-term investments balance is $4,146,000 received upon the closing of the Ascend transaction. We also had received a deposit of $204,000 from Ascend in January 1999 which was restricted until the closing of the transaction. As of December 31 1999, $750,000 of the sale price was placed in escrow for a period of 18 months to secure our indemnification obligations. Our cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, we have primarily financed our operations through the sale of equity securities.

          For the six months ended December 31, 1999, cash used in operating activities totaled $1,831,000. Net income for the period totaled $2,018,000, which was comprised of : loss from operations totaling $1,643,000, offset by $3,799,000 gain on the sale of substantially all of the assets of our speech coding business to Ascend and a gain on the sale of tax credits of $501,000, amortization totaling $639,000 and changes in operating assets and liabilities. For the six months ended December 31, 1998, cash used to fund operations totaled $1,780,000. Cash used to fund operations was primarily attributable to the net operating loss of $1,958,000.

          For the six months ended December 31, 1999, cash provided by investing activities totaled $434,000, which consisted of $4,014,000 in net purchases of short-term investments, $148,000 in purchases of property and equipment, proceeds from the sale of net operating loss carryforwards totaling $501,000, proceeds from the sale of assets to Ascend for $4,146,000 and a payment of $51,000 for a contingent purchase price adjustment to Verbex Voice Systems for the purchase of substantially all of the assets in February 1999. For the six months ended December 31, 1998, cash used by in investing activities totaled $1,049,000, which reflected $998,000 in net purchases of short-term investments and $51,000 in equipment purchases. For the six months ended December 31, 1999 and 1998, cash provided by financing activities totaled $12,000 and $50,000, respectively, which amounts represent proceeds from exercises of common stock options.

          We have a $2,000,000 revolving line of credit with Silicon Valley Bank. Borrowings under the credit facility will bear interest at the bank's prime lending rate. As amended on February 1, 1999, the credit facility requires Voxware to secure all indebtedness with cash held at the bank's offices in an amount not less than 100% of the outstanding amount of all indebtedness we owe to the bank. The credit facility requires payment of all outstanding principal, if any, plus all accrued interest on March 30, 2000. In connection with the lease of our office facility, we have outstanding a $300,000 standby letter of credit at December 31, 1999 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that we default on the lease. As required by the credit facility, we have secured the $300,000 standby letter of credit with cash that is included in "other assets" in the December 31, 1999 balance sheet.

          We have no material commitments for capital expenditures except for those under operating leases for our facilities and leased equipment. At December 31, 1999, our working capital totaled approximately $6,994,000. We believe that our current cash, cash equivalents and short-term investments balances will be sufficient to fund our working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of, or investments in businesses, products and technologies for at least twelve months beyond December 31, 1999.


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

          We evaluated our Internal Programs and Systems to identify potential Year 2000 compliance problems. While we are not currently aware of any internal Year 2000 failures impacting our operations, we continue to monitor the compliance of our Internal Programs and Systems.

          In addition to our Internal Programs and Systems, the products we sell and license externally to our customers (collectively, the "External Programs"), have been assessed for Year 2000 compliance. With respect to the speech compression technologies and products historically sold by Voxware, we are not aware of any Year 2000 issues. We have tested our Verbex products and while we are not currently aware of any problems impacting the use of these products, we continue to advise the users of those products to take precautions to mitigate Year 2000 issues. Voxware is not aware of any Year 2000 issues with our External Programs. We will continue to monitor internal systems and external parties to ensure that possible Year 2000 interruptions are identified and resolved.

     Based on management's best estimates, the total cost of these efforts and upgrades were approximately $50,000, consisting primarily of upgrading our inventory system, testing new computers and upgrade of third party software programs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     We do not engage in significant activity with respect to market risk sensitive instruments. Accordingly, our risk with respect to market risk sensitive instruments is immaterial.

     PART II - OTHER INFORMATION
     ---------------------------

     Item 6.   Exhibits and Reports on Form 8-K.

               Exhibits:
               27.1 Financial Data Schedule (FDS) for current reporting periods ended December 31, 1999.

          (b) Reports on Form 8-K. Current Report on Form 8-K filed October 6, 1999 announcing the closing of our sale to Ascend Communications, Inc. (a subsidiary of Lucent Technologics, Inc.) of substantially all of the assets of our speech coding business and including our unaudited pro forma condensed combined statements of operations for the year ended June 30, 1999 and unaudited pro forma condensed combined balance sheet as of June 30, 1999, reflecting our acquisition of substantially all of the assets of Verbex Voice Systems, Inc. and our sale of substantially all or our speech coding assets to Ascend.












     ___________________________________________________________________________

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: February 11, 2000


                                          VOXWARE, INC.
                                          (Registrant)



                                          By:  /s/ Bathsheba J. Malsheen
                                               ---------------------------------
                                               Bathsheba J. Malsheen, President
                                               and Chief Executive Officer



                                          By:  /s/ Nicholas Narlis
                                               ---------------------------------
                                               Nicholas Narlis, Vice President,
                                               Chief Financial Officer,
                                               Treasurer and Secretary
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)