Form 10-Q
period 2000-03-31
VOXWARE INC
filed 2000-05-15
CIK 933454

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the quarterly period ended     March 31, 2000
                                                ---------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________________




                         Commission File Number 0-021403

                                  VOXWARE, INC.
                                  -------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                              36-3934824
--------------------------------                           -------------------
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
YES   X   NO
    -----   -----




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Shares Outstanding at May 8, 2000
-----------------------------             ---------------------------------
Common Stock, $.001 par value                        14,284,000

--------------------------------------------------------------------------------

                                  VOXWARE, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION
------------------------------
      Item 1.   Consolidated Financial Statements                                                Page No.
                                                                                                 --------

                  Consolidated Statements of Operations
                      Three and Nine Months Ended March 31, 2000 and 1999 (unaudited)........        3

                  Consolidated Balance Sheets
                    March 31, 2000 (unaudited) and June 30, 1999.............................        4

                  Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2000 and 1999 (unaudited)....................        5

                  Notes to Consolidated Financial Statements.................................        6

      Item 2.   Management's Discussion and Analysis of Results of Operations
                and Financial Condition......................................................        9


      Item 3.   Qualitative and Quantitative Disclosures about Market Risk...................       16



PART II - OTHER INFORMATION
---------------------------

      Item 5.   Other Information............................................................       16

      Item 6.   Exhibits and Reports on Form 8-K.............................................       16



SIGNATURES...................................................................................       17
----------

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                          Voxware, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                              Three Months Ended              Nine Months Ended
                                                                                   March 31,                      March 31,
                                                                             2000            1999            2000            1999
                                                                           --------        --------        --------        --------
                                                                                     (In thousands, except per share data)
Revenues:
  Product revenues:
       Product sales ...............................................       $    478        $    129        $  1,134        $    129
       License fees ................................................            328             210           1,286             661
       Royalties and recurring revenues ............................            213             135             411             457
                                                                           --------        --------        --------        --------
               Total product revenues ..............................          1,019             474           2,831           1,247
  Service revenues .................................................             32             136             182             626
                                                                           --------        --------        --------        --------
       Total revenues ..............................................          1,051             610           3,013           1,873
                                                                           --------        --------        --------        --------
Cost of revenues:
  Cost of product revenues .........................................            221              62             621              62
  Cost of service revenues .........................................              4              85              59             322
                                                                           --------        --------        --------        --------
       Total cost of revenues ......................................            225             147             680             384
                                                                           --------        --------        --------        --------
               Gross profit ........................................            826             463           2,333           1,489
                                                                           --------        --------        --------        --------
Operating expenses:
  Research and development .........................................            863             544           2,053           1,655
  Sales and marketing ..............................................            765             514           1,938           1,884
  General and administrative .......................................            455             454           1,409           1,312
  Amortization of purchased intangibles ............................            324             147             964             147
                                                                           --------        --------        --------        --------
       Total operating expenses ....................................          2,407           1,659           6,364           4,998
                                                                           --------        --------        --------        --------
       Operating loss ..............................................         (1,581)         (1,196)         (4,031)         (3,509)

Interest income ....................................................             97             118             279             473
Gain on sale of tax loss carryforwards .............................            ---             ---             501             ---
Gain on sale of assets .............................................            ---             ---           3,799             ---
                                                                           --------        --------        --------        --------
Net income (loss) ..................................................       $ (1,484)       $ (1,078)       $    548        $ (3,036)

                                                                           ========        ========        ========        ========

Basic and diluted net income (loss) per
  common share .....................................................       $  (0.11)       $  (0.08)       $   0.04        $  (0.23)

                                                                           ========        ========        ========        ========
Shares used in computing net income (loss) per common share:

        Basic ......................................................         13,575          13,344          13,514          13,321
                                                                           ========        ========        ========        ========
        Diluted ....................................................         13,575          13,344          14,812          13,321
                                                                           ========        ========        ========        ========

         The accompanying notes are an integral part of these statements

                          Voxware, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                                            March 31,            June 30,
                                                                                              2000                 1999
                                                                                            --------             --------
                                                                                          (unaudited)
                                                                                    (In thousands, except share and per share data)
                                     ASSETS
Current assets:
       Cash and cash equivalents ...............................................            $  1,627             $  2,438
        Short-term investments .................................................               3,967                2,008
       Accounts receivable, net ................................................                 886                  989
       Inventory, net ..........................................................                 669                  249
       Prepaid expenses and other current assets ...............................                 200                  778
       Restricted cash .........................................................                  --                  604
                                                                                            --------             --------
              Total current assets .............................................               7,349                7,066
Property and equipment, net ....................................................                 407                  395
Intangible assets, net .........................................................               3,689                4,680
Other assets, net ..............................................................                 591                  451
                                                                                            --------             --------
                                                                                            $ 12,036             $ 12,592
                                                                                            ========             ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses ...................................            $    919             $  2,089
       Deferred revenues .......................................................                 337                  531
                                                                                            --------             --------
              Total current liabilities ........................................               1,256                2,620
                                                                                            --------             --------
Deferred rent ..................................................................                 211                  263
                                                                                            --------             --------

Commitments and contingencies

Stockholders' equity:
       Preferred stock, $.001 par value, 10,000,000 shares authorized;
          None issued and outstanding ..........................................                  --                   --
       Common stock, $.001 par value, 30,000,000 shares authorized;
         13,632,604 and 13,381,367 shares issued and outstanding at
           March 31, 2000 and June 30, 1999, respectively ......................                  14                   13
       Additional paid-in capital ..............................................              30,310               29,995
        Unrealized gain (loss) on available-for-sale securities ................                  (6)                   4
       Accumulated deficit .....................................................             (19,749)             (20,303)
                                                                                            --------             --------
              Total stockholders' equity .......................................              10,569                9,709
                                                                                            --------             --------
                                                                                            $ 12,036             $ 12,592
                                                                                            ========             ========

        The accompanying notes are an integral part of these statements.

                          Voxware, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                          Nine Months Ended March 31,
                                                                                     ---------------------------------------
                                                                                              2000                 1999
                                                                                            --------             --------
                                                                                                    (in thousands)
Operating Activities:
    Net income (loss) ..........................................................            $    548             $ (3,036)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization ...........................................               1,174                  302
       Provision for doubtful accounts .........................................                  15                  105
       Gain on sale of tax loss carryforwards ..................................                (501)                  --
       Gain on sale of assets ..................................................              (3,799)                  --
       Stock based compensation expense ........................................                  20                   --
    Changes in assets and liabilities, net of business acquired:
       Accounts receivable .....................................................                  88                  801
       Inventory ...............................................................                (341)                 (22)
       Prepaid expenses and other current assets ...............................                  34                 (339)
       Restricted cash-current .................................................                 604                 (604)
       Other assets ............................................................                (140)                (384)
       Accounts payable and accrued expenses ...................................                (966)                 354)
       Deferred revenues .......................................................                (194)                (160)
       Deferred rent ...........................................................                 (52)                 (49)
                                                                                            --------             --------
          Net cash used in operating activities ................................              (3,510)              (3,032)
                                                                                            --------             --------

Investing Activities:
    Purchases of short-term investments ........................................             (15,150)             (16,831)
    Sales and maturities of short-term investments .............................              13,180               17,704
    Purchases of property and equipment ........................................                (223)                 (50)
    Proceeds from sale of tax loss carryforwards ...............................                 501                   --
    Proceeds from sale of assets ...............................................               4,146                   --
    Purchase of Verbex Voice Systems, Inc. .....................................                 (51)              (5,163)
                                                                                            --------             --------
          Net cash provided by (used in) investing activities ..................               2,403               (4,340)
                                                                                            --------             --------

Financing Activities:
    Proceeds from exercises of common stock options ............................                 241                   19
    Issuance of common stock pursuant to Employee Stock Purchase Plan ..........                  55                   31
                                                                                            --------             --------
          Net cash provided by financing activities ............................                 296                   50
                                                                                            --------             --------

Decrease in cash and cash equivalents ..........................................                (811)              (7,322)
Cash and cash equivalents, beginning of period .................................               2,438                9,149
                                                                                            --------             --------
Cash and cash equivalents, end of period .......................................               1,627                1,827
Short-term investments, end of period ..........................................               3,967                3,516
                                                                                            --------             --------
Cash, cash equivalents and short-term investments, end of period ...............            $  5,594             $  5,343
                                                                                            ========             ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
          Unrealized gain (loss) on short-term investments .....................            $    (10)            $      1
                                                                                            ========             ========
          Purchase accounting adjustment related to inventory acquired
                    from Verbex ................................................            $    (79)            $     --
                                                                                            ========             ========


                                  Voxware, Inc.
                   Notes To Consolidated Financial Statements


1.   BASIS OF PRESENTATION

          The consolidated financial statements for Voxware, Inc. and its wholly-owned subsidiary, Verbex Acquisition Corporation ("Voxware" or the "Company"), as of March 31, 2000 and for the three and nine month periods ended March 31, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on September 28, 1999.

          The results of operations for the interim periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2000 or any other future periods.


2.   NET INCOME (LOSS) PER SHARE

          The Company has presented net income (loss) per share for the three and nine months ended March 31, 2000 and 1999 pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the three and nine months ended March 31, 2000 and 1999. Diluted income per share for the nine months ended March 31, 2000 was computed by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding using the treasury stock method. Due to the Company's net loss for the three months ended March 31, 2000 and the three and nine months ended March 31, 1999, the effect of including outstanding common stock options in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock equivalents have not been included in the calculation of net loss per share for such periods and as a result, basic net loss per share is the same as diluted net loss per share. All common stock equivalents consist of common stock options. For the nine months ended March 31, 2000, common stock equivalents used in computing diluted income per share totaled 1,298,000 shares. As of March 31, 2000, the Company had stock options outstanding to purchase 86,000 shares of common stock that were not included in the computation of net income per share because to do so would be anti-dilutive.

3.   REVENUE RECOGNITION

          The Company generates revenues from products and services. Product revenues consist of product sales, license fees, and royalties and recurring revenues. Product sales represent shipments of portable and stationary voice-based products and solutions for various industrial and warehouse markets. Revenues from product sales are generally recognized upon shipment, provided there are no significant post-delivery obligations. The Company began shipping voice based products subsequent to its acquisition of substantially all of the assets of Verbex Voice Systems, Inc. ("Verbex"), which occurred on February 18, 1999. License fees are generally derived from licensing the Company's speech compression technologies to customers in the multimedia and consumer devices markets and from licensing the Company's voice-based software applications acquired in the Verbex transaction. License fees are generally recognized upon shipment of the underlying technolgies, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Royalties and recurring revenues include royalties, which are generally based on a percentage of licensees' sales or units shipped, and pre-determined periodic license fees. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the

     Company's technology. Recurring product license fees are generally recognized at the inception of the renewal period, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance support, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year. Service revenues from engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required.

4.   COMPREHENSIVE INCOME (LOSS)

          Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income
     (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income. The only comprehensive income item the Company has is unrealized gains (losses) on available-for-sale securities.

          The following reconciles net income (loss) to comprehensive income
     (loss) for the three and nine month periods ended March 31, 2000 and 1999:


                                                                  Three Months Ended                    Nine Months Ended
                                                                       March 31,                             March 31,
                                                              ------------------------              --------------------------
                                                                2000               1999               2000               1999
                                                                ----               ----               ----               ----
                                                                    (in thousands)                         (in thousands)
Net income (loss) .................................           $(1,484)           $(1,078)           $   548            $(3,036)
Other comprehensive income:
      Unrealized gain (loss) on
available-for-sale securities .....................                (6)                 5                (10)                 1
                                                              -------            -------            -------            -------
Comprehensive net income(loss) ....................           $(1,490)           $(1,073)           $   538            $(3,035)
                                                              =======            =======            =======            =======


5.   ACQUISITION OF ASSETS OF VERBEX VOICE SYSTEMS, INC.

          On February 18, 1999, the Company acquired substantially all of the assets of Verbex for a total of $5,422,000, which consists of $4,800,000 paid upon closing, a purchase price adjustment of $272,000, which was paid in October 1999, and transaction costs of $350,000. Upon payment in October 1999, the purchase price adjustment was released from an account which was established at the closing of the Verbex transaction. As of December 31, 1999, the escrow balance was released from restricted cash. The acquisition was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their fair market values at the acquisition date. The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles and goodwill. Intangible assets acquired from Verbex include capitalized software and underlying intellectual property rights, value added reseller agreements and relationships, customer lists and engineering workforce. These intangibles and goodwill are being amortized over four years, which represents the estimated economic life of these assets. Verbex's results of operations have been included in the Company's consolidated financial statements from the date of the acquisition.

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

7.   SEGMENT INFORMATION

          The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during fiscal year 1999. Prior to the Company's acquisition of Verbex in February 1999 (Note 5), the Company had been managed in one operating segment. Since the Verbex acquisition, the Company has been managed in two operating segments: industrial voice-based solutions and speech compression technologies. The voice-based solutions business relates to the Company's current business focus since the Verbex acquisition. The speech compression technologies business relates to the Company's business focus prior to the Verbex acquisition. In September 1999, the Company sold substantially all of the assets related to the speech compression business to Ascend. In connection with the sale to Ascend, the Company received a license back from Ascend to service the Company's existing speech compression licensees, and to continue to license the speech compression technologies for uses that are not competitive with Ascend, subject to the consent of Ascend. The Company does not expect to pro-actively market the speech compression technologies in the future, and expects new licensing activity relating to the speech compression technologies business to decrease significantly over time.

          Business segment information for the nine months ended March 31, 2000 is included in the table below. Corporate and administrative overhead expenses, including costs related to executive management, accounting and finance, information systems and human resources are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition (Note 5), and the amortization of those assets, are included in the industrial voice-based products segment.


                                            Voice-Based        Speech Compression
                                          Products Segment    Technologies Segment     Total
                                          ----------------    --------------------     -----
     Revenues                                $  1,473              $  1,540          $  3,013
     Loss from operations                      (3,654)                 (377)           (4,031)
     Depreciation and amortization                996                   178             1,174
     Identifiable assets                        5,308                 6,728            12,036

8.   SUBSEQUENT EVENT

          On April 4, 2000, Voxware purchased certain assets (primarily intangible) of InRoad, Inc. for 650,000 shares of common stock valued at $5.4 million, 325,000 warrants to purchase common stock valued at $2.5 million and $0.2 million in cash. Substantially all of the purchase price was assigned to intangible assets acquired including all industrial and intellectual property rights including patents, trademarks, licenses, copyrights and proprietary processes. These intangibles are being amortized over three years, which represents the estimated economic life of these assets. The asset purchase provides the Company with a voice-based hardware platform for its new VoiceLogistics(TM) product.


     Item 2. Management's discussion and analysis of results of operations and financial condition

          This report contains forward-looking statements. Such statements are subject to certain factors that may cause Voxware's plans to differ or results to vary form those expected including the risks associated with Voxware's need to introduce new and enhanced products and services in order to increase market penetration and the risk of obsolescence of its products and services due to technological change; Voxware's need to attract and retain key management and other personnel with experience in providing integrated voice-based solutions for e-logistics, specializing in the supply chain sector; the potential for substantial fluctuations in Voxware's results of operations; competition from others; Voxware's evolving distribution strategy and dependence on its distribution channels; the potential that voice-based products will not be widely accepted; Voxware's need for additional capital; and a variety of risks set forth from time to time in Voxware's filings with the Securities and Exchange Commission. Voxware undertakes no obligation to publicly release results of any of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unexpected results.

     Overview

          On February 4, 1999, we entered into an asset purchase agreement with Ascend (which at the time was publicly owned but since then was acquired by Lucent Technologies, Inc. and is now a wholly owned subsidiary of Lucent) to sell to Ascend substantially all of our assets relating to what had historically been our primary business of developing and selling speech compression technologies and products. The sale to Ascend was consummated on September 21, 1999. Also on February 4, 1999, we entered into a definitive agreement with Verbex to acquire substantially all of the assets of Verbex. The Verbex transaction was consummated on February 18, 1999. Since our acquisition of Verbex, Voxware has been focusing its efforts on developing, marketing and selling integrated voice-based solutions for picking, receiving, return goods processing, cross-docking and put-away operations in the distribution and logistics industries.

          Voxware is a provider of industrial integrated voice-based solutions for distribution and logistics in e-commerce, retail, direct-to-consumer, wholesale and business-to-business operations. Voxware solutions are available for all major market industry sectors, including consumer goods manufacturers, consumer packaged goods, direct to consumer (e-commerce and catalog), food and grocery, retail, third party logistics providers and wholesale distribution. Voxware's products are also deployed in package handling, mail sorting and manufacturing, inspection and military combat applications. We generate revenues primarily from product sales, licenses and development services. Product sales consist of: portable devices and software used for various mobile industrial and warehouse applications; stationary voice-based devices, primarily used for warehouse receiving and package sorting applications; and accessories that complement our product offerings, including microphones, headsets and computer hardware. Development services consist of providing technical resources and assistance to customer-specific development. Revenues from product sales are generally recognized when products are deployed for their intended use, or when they are shipped to a specific value-added reseller.

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

          The sale of the assets, relating to the speech and audio coding business, to Ascend did not include Voxware's rights and obligations under its then existing license agreements. We continue to have revenue from existing licensees of our speech coding technology in the multimedia and consumer devices markets in the form of periodic license renewal fees, royalties and service fees. With the consent of Ascend, we may also license our speech coding technologies for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. Our new licensing activity relating to the speech coding technologies has been decreasing since prior to the sale to Ascend and we expect this trend to continue. Furthermore, as we focus on the Verbex business, revenues from licenses of speech coding technologies is becoming a less significant part of our revenues. For the three month period ended March 31, 2000 revenues related to the speech coding business accounted for 29% of total revenues for the quarter, while revenue from our voice-based solutions accounted for 71% of the quarter's revenues. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we do not dedicate significant resources to the development, marketing or licensing of our speech coding technologies.

          On April 5, 2000 the Company introduced VoiceLogistics(TM), a voice-based solution set of software, hardware and professional services. VoiceLogistics strives to enable businesses to achieve new levels of customer satisfaction by expanding the distribution and logistics capabilities of e-commerce, retail, direct-to-consumer, wholesale and business-to-business operations with integrated voice solutions for fulfillment. VoiceLogistics is the industry's first and only Web-based voice solution. The product provides a set of speech dialogues that interact with and guide workers in logistics tasks such as picking, receiving, putaway, inspection, returns processing, cycle counting, value-added services and other procedural or directed operations. In conjunction with our introduction of VoiceLogistics, Voxware acquired certain assets of InRoad, Inc. This asset purchase allows Voxware to offer a rugged, wireless hardware client as part of our new VoiceLogistics solution set. This new platform is an integral component of our voice-based logistics solutions.

          As described previously, since our acquisition of Verbex in February 1999, our primary business focus is developing, marketing and selling industrial integrated voice-based solutions. As our business focus has changed, we are developing new strategic alliances to market our integrated voice-based solutions. During the three months ended March 31, 2000 Voxware announced an alliance with Sonica Software that will provide customers with warehouse management and voice-based solutions. Sonica Software is a leading provider of NT/Oracle-based warehouse management systems.

          Voxware has only a limited operating history upon which an evaluation of Voxware and its prospects can be based. Since its inception, Voxware has incurred significant losses and, as of March 31, 2000, Voxware had an accumulated deficit of $19,749,000. In at least the near term quarters, we expect to incur net losses as we develop our voice-based solutions business. The recent sale of our speech compression technologies business to Ascend and recent acquisition of the speech recognition systems business of Verbex make the prediction of future results of operations extremely difficult. Therefore, Voxware's historical revenues should not be taken as indicative of future revenues. In addition, Voxware's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the entrance into a new line of business, the budgeting cycles of potential customers, the volume of and revenues derived from sales of products by our customers that incorporate our products, the introduction of new products or services by Voxware or its competitors, pricing changes in the industry, the degree of success of Voxware's efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by Voxware or its customers and general economic conditions.



     Results of Operations

          Revenues

          Voxware recorded revenues of $1,051,000 for the three months ended March 31, 2000 compared to revenues of $610,000 for the three months ended March 31, 1999. This represents an increase of $441,000 from the prior year period, which reflects increases of $349,000 in product sales, $118,000 in license fees and $78,000 in royalty revenue. These increases are partially offset by a decrease in service revenues of $104,000. On a year to date basis, total revenues increased $1,140,000 from $1,873,000 for the nine months ended March 31, 1999 to $3,013,000 for the nine months ended March 31, 2000. This increase reflects increased product sales of $1,005,000 and increased license fees of $625,000, partially offset by a reduction in service revenue of $444,000 and royalties of $46,000. These increases for the three and nine month periods ended March 31, 2000 represent increases in sales of our voice-based logistics products. For the three and nine months ended March 31, 1999 our revenue was generated primarily from license fees, service revenues and royalties related to Voxware's speech coding business. The current year revenues are now driven primarily by our integrated voice-based solutions. Increases in the three month period ended March 31, 2000 can be attributed to sales of our voice-based logistics products as well as licensing of those products. During the past quarter, the Company recognized license fees of $265,000 related to our strategic alliance agreement with ITT Industries, Inc. (ITT). Voice-based solutions accounted for $742,000 (71%) of Voxware's total revenue for the three months ended March 31, 2000 versus $129,000 (21%) for the three months ended March 31, 1999.

          Total product revenues increased $545,000 from $474,000 in the three months ended March 31, 1999 to $1,019,000 in the three months ended March 31, 2000. In the nine month period ended March 31, 2000 product revenues totaled $2,831,000, reflecting an increase of $1,584,000 from product revenues of $1,247,000 for the nine months ended March 31, 1999. The increase in product revenues for the nine month period reflects an increase of $1,005,000 in industrial voice-based product sales (which we began selling in February 1999 as a result of our purchase of Verbex Voice Systems) and a $625,000 increase in product license fees. These increases are offset by a decrease of $444,000 in service revenues and a decrease in royalty revenue of $46,000, both of which are related to our speech compression business. For the three month periods ended March 31, 2000 and 1999, approximately 47% and 27% of the Company's product revenues were attributable to voice-based product sales, respectively, 32% and 44% were attributable to license fees, respectively and 21% and 28% were attributable to royalties and recurring revenues, respectively. For the nine month periods ended March 31, 2000 and 1999, approximately 40% and 10% of the Company's product revenues were attributable to integrated voice-based solutions, respectively, 45% and 53% were attributable to license fees, respectively and 15% and 37% were attributable to royalties and recurring revenues, respectively. Since our acquisition of Verbex in February 1999, our primary business focus is providing integrated voice-based solutions for distribution and logistics in e-commerce, retail, direct-to-consumer, wholesale and business-to-business operations. This shift in business focus is evidenced in the Company's product revenues in the quarter ended March 31, 2000. Of the total product revenues of $1,019,000 in the quarter, voice-based revenues account for $742,000 (73%) of revenues for the quarter. These revenues include $478,000 in product sales and $265,000 in license fees. The product sales consist primarily of sales of our legacy voiced-based products to one package sorting customer, while the license fees primarily represent revenue recognized in connection with an agreement we entered into with ITT, related to military applications of our voice-based technologies.

          Service revenues were primarily attributable to customer maintenance support and fees for engineering services relating to our speech coding technologies business. For the three months ended March 31, 2000, service revenues totaled $32,000, reflecting a decrease of $104,000 from service revenues of $136,000 for the three months ended March 31, 1999. For the nine months ended March 31, 2000, service revenues totaled $182,000, reflecting a decrease of $444,000 from service revenues of $626,000 for the nine months ended March 31, 1999. The decrease in service revenue is primarily attributable to reduced customer maintenance support revenues due to a reduction in the Company's portfolio of customers for these services from the three and nine month periods ended March 31, 1999 to the three and nine month periods ended March 31, 2000. We expect a continued decline in service revenues as a result of the shift in focus, in calendar year 1999, away from a custom development-based OEM business to the operation of the voice-based logistics solutions business.


     Cost of Revenues

          Cost of revenues increased $78,000 from $147,000 for the three months ended March 31, 1999 to $225,000 for the three months ended March 31, 2000. This increase in cost of revenues is due to an increase in cost of product revenues of $159,000, partially offset by a decrease in cost of service revenues of $81,000. For the nine months ended March 31, 2000 cost of revenues totaled $680,000, an increase of $296,000 from $384,000 for the prior year nine month period. Similar to the mix for the three months ended March 31, 2000, this increase is due to an increased cost of product revenues ($559,000), partially offset by lower cost of service revenues ($263,000). The increases in costs of revenues can be attributed to the Company's change in business focus towards being a provider of integrated voice-based solutions. The nature of the voice-based solutions business is such that product sales will comprise a greater portion of the Company's revenue, which will cause the cost of these revenues to increase in relation to the increased sales. An increase in cost of product revenues, offset by a decrease in cost of service revenues is reflective of the change in composition of our revenues.

          Cost of product revenues of $221,000 and $621,000 for the three and nine months ended March 31, 2000, respectively, reflect costs associated with the shipment of our voice-based logistics products. The cost of product revenues in the current year represents increases of $159,000 and $559,000, respectively, versus cost of product revenues of $62,000 for both the three and nine months ended March 31, 1999. For the three and nine months ended March 31, 2000 cost of product revenues represented 46% and 55% of product revenues, respectively. As of March 31, 2000, Voxware had a manufacturing staff of four, the costs related to this staff are included in cost of product revenues.

          Cost of service revenues consists primarily of the expenses associated with customer maintenance support and engineering services, including employee compensation and equipment depreciation. Cost of service revenues decreased $81,000 from $85,000 in the three months ended March 31, 1999 to $4,000 in the three months ended March 31, 2000. For the nine months ended March 31, 2000 cost of service revenues were $59,000, which represents a decrease of $263,000 from $322,000 for the prior year nine month period. The decrease in cost of service revenues is directly attributable to the decrease in service revenues described above.


     Operating Expenses

          Total operating expenses increased by $748,000 (45%) from $1,659,000 in the three months ended March 31, 1999 to $2,407,000 in the three months ended March 31, 2000. In the nine month period ended March 31, 2000, operating expenses totaled $6,364,000, reflecting a $1,366,000 (27%) increase from total operating expenses of $4,998,000 for the nine month period ended March 31, 1999. Excluding amortization of purchased intangibles totaling $324,000 and $964,000 for the three and nine months ended March 31, 2000, respectively, and $147,000 for the three and nine months ended March 31, 1999, operating expenses increased by $571,000 (38%) and $549,000 (11%) for the respective three and nine month periods. The increases for the three and nine month periods are due primarily to higher costs in research and development and increased sales and marketing expense. The increases to research and development can be attributed to the development of our VoiceLogistics product suite, the industry's first and only Web-based voice solution for logistics and distribution, which was launched in April 2000. The increased sales and marketing expenses are primarily attributable to the launch of our VoiceLogistics product. As of March 31, 2000, the Company's headcount totaled 38, compared to a total headcount of 42 as of March 31, 1999.

          Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. In the quarter ended March 31, 2000 Voxware introduced VoiceLogistics, a voice-based solution set of software, hardware and professional services. Reflecting the Company's commitment to development of its voice-based products, research and development expenses increased $319,000 (59%) from $544,000 in the three months ended March 31, 1999 to $863,000 in the three months ended March 31, 2000. In the nine month period ended March 31, 2000 research and development expenses totaled $2,053,000, reflecting an increase of $398,000 (24%) from $1,655,000 for the nine months ended March 31, 1999. The Company's research and development staff at March 31, 2000 included 16 full time employees and 4 consultants, compared to a staff of 18 and zero consultants at March 31, 1999. However, the main factor driving these cost increases is the development of our voice-based products. The current fiscal year includes nine months of costs associated with the development of voice-based products and solutions, while minimal costs were incurred through the nine months ended March 31, 1999 (Verbex was acquired February 19, 1999).

          Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses increased $251,000 (49%) from $514,000 in the three months ended March 31, 1999 to $765,000 in the three months ended March 31, 2000. In the nine month period ended March 31, 2000, sales and marketing expenses totaled $1,938,000, reflecting an increase of $54,000 (3%) from expenses of $1,884,000 for the nine months ended March 31, 1999. As of March 31, 2000 the Company had a sales and marketing staff of eleven compared to ten at March 31, 1999. Although the total sales and marketing headcount did not increase significantly from year-to-year, there was turnover during the period that contributed to the increase in the total costs. This turnover is reflective of our recruitment of new personnel, better suited to address our new business focus. For the three months ended March 31, 2000 three additions were made to the sales force which caused the company to incur additional recruiting costs as compared to the prior year. In addition, sales and marketing expenses increased in the three month period due to costs related to the launch of our VoiceLogistics product suite.

          General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses remained relatively unchanged for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. For the nine months ended March 31, 2000 general and administrative expenses amounted to $1,409,000, an increase of $97,000 (7%) from expenses of $1,312,000 for the nine months ended March 31, 1999. The increase in general and administrative expense for the nine month period can be attributed to costs associated with the addition of our Cambridge office and consulting fees related directly to our acquisition of Verbex Voice Systems. These increases are partly offset by a reduction in headcount, Voxware had a general and administrative staff of six at March 31, 2000 compared to nine at March 31, 1999.

          Amortization of purchased intangibles totaled $324,000 and $964,000 for the three and nine month periods ended March 31, 2000. These intangibles relate to the acquisition of Verbex in February 1999. Intangibles capitalized from the Verbex acquisition approximated $5,131,000 and those intangibles are being amortized over four years.

     Interest Income

          Interest income decreased $21,000 to $97,000 for the three months ended March 31, 2000 from $118,000 for the three months ended March 31, 1999. For the nine months ended March 31, 2000 interest income was $279,000 a decrease of $194,000 (41%) from $473,000 at March 31, 1999. The decrease is primarily related to a decrease in Voxware's total cash, cash equivalents and short-term investments portfolio balance as a result of cash used for operations and the acquisition of substantially all of the assets of Verbex for approximately $5,102,000 plus transaction costs in February 1999. As of March 31, 2000, Voxware's cash, cash equivalents and short-term investments portfolio totaled $5,594,000 compared to $5,343,000 at March 31, 1999. The average balance for the 1999 period included the funds used in the Verbex acquisition in February 1999. We expect that interest income will continue to decline as cash is expended to fund operations.


     Income Taxes

          As of March 31, 2000, we had approximately $17,500,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of March 31, 2000, we have provided a full valuation allowance on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of considering such factors as our limited operating history, the volatility of the market in which we compete, the operating losses incurred to date and the operating losses anticipated in future periods.

     Gain on Sale of Tax Loss Carryforwards

          In addition, during 1999, the State of New Jersey passed legislation which allows New Jersey technology companies to apply for the transfer or sale of unused New Jersey State net operating losses and research and development tax credits for cash. Profitable companies can buy these losses and credits at a discount, thereby reducing their state tax obligation. Voxware applied to the State of New Jersey to sell up to approximately $14,900,000 of its net operating loss carryforwards. Voxware received a determination letter from the State of New Jersey to sell $7,420,000 of its New Jersey State net operating losses which, upon the sale provided Voxware $501,000 in cash as of December 31, 1999. The remaining $7,480,000, if approved and sold, could provide Voxware with up to an additional $540,000.

     Gain on Sale of Assets

          During the quarter ended September 30, 1999, we completed the sale of substantially all of the assets relating to our speech coding technology business for $5,100,000, of which $750,000 has been placed in escrow for a period of 18 months from the closing date to secure our indemnification obligations under the agreement with Ascend. Upon closing, we received $4,146,000 from Ascend. We had previously received a payment of $204,000 of the purchase price. For the nine months ended March 31, 2000, we recorded a gain on the sale of the speech coding assets totaling $3,799,000, which reflects the total proceeds received to date totaling $4,350,000, less transaction costs of $517,000 and equipment transferred to Ascend totaling $34,000.


     Liquidity and Capital Resources

          As of March 31, 2000, we had a total of $5,594,000 in cash, cash equivalents and short-term investments consisting of $1,627,000 of cash and cash equivalents and $3,967,000 in short-term investments. Included in our cash, cash equivalents and short-term investments balance is $4,146,000 received upon the closing of the Ascend transaction. We also had received a deposit of $204,000 from Ascend in January 1999 which was restricted until the closing of the transaction. As of March 31, 2000, $750,000 of the sale price was placed in escrow for a period of 18 months to secure our indemnification obligations. Our cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, we have primarily financed our operations through the sale of equity securities.

          For the nine months ended March 31, 2000, cash used in operating activities totaled $3,510,000. Net income for the period totaled $548,000, which was comprised of a $3,799,000 gain on the sale of substantially all of the assets of our speech coding business to Ascend and a gain on the sale of tax loss carryforwards of $501,000, offset by a loss from operations totaling $2,788,000, amortization totaling $964,000 and changes in operating assets and liabilities. For the nine months ended March 31, 1999, cash used to fund operations totaled $3,032,000. Cash used to fund operations was primarily attributable to the net operating loss of $3,036,000.

          For the nine months ended March 31, 2000, cash provided by investing activities totaled $2,403,000, which consisted of proceeds from the sale of net operating loss carryforwards totaling $501,000 and proceeds from the sale of assets to Ascend for $4,146,000, which were offset by $1,970,000 in net purchases of short-term investments, $223,000 in purchases of property and equipment and a payment of $51,000 for a contingent purchase price adjustment to Verbex Voice Systems for the purchase of substantially all of the assets in February 1999. For the nine months ended March 31, 1999, cash used in investing activities totaled $4,340,000, which consisted of $5,163,000 in cash paid for the Verbex business and $50,000 in net purchases of property and equipment, offset by $873,000 in net sales and maturities of short-term investments. For the nine months ended March 31, 2000 and 1999, cash provided by financing activities totaled $296,000 and $50,000, respectively. These amounts represent proceeds from exercises of common stock options of $241,000 and $19,000 and proceeds from the issuance of common stock pursuant to the Company's Employee Stock Purchase Plan of $55,000 and $31,000 for the nine months ended March 31, 2000 and 1999, respectively.

          We have a $2,000,000 revolving line of credit with Silicon Valley Bank. Borrowings under the credit facility will bear interest at the bank's prime lending rate. As amended on May 9, 2000, the credit facility requires Voxware to secure all indebtedness with cash held at the bank's offices in an amount not less than 100% of the outstanding amount of all indebtedness we owe to the bank. The credit facility requires payment of all outstanding principal, if any, plus all accrued interest on May 8, 2001. In connection with the lease of our office facility, we have outstanding a $300,000 standby letter of credit at March 31, 2000 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that we default on the lease. As required by the credit facility, we have secured the $300,000 standby letter of credit with cash that is included in "other assets" in the March 31, 2000 balance sheet. In accordance with the lease agreement, as of May 15, 2000 the standby letter of credit will be reduced to $225,000, thereby reducing the restricted cash obligation to $225,000.

          We have no material commitments for capital expenditures except for those under operating leases for our facilities and leased equipment. At March 31, 2000, our working capital totaled approximately $6,095,000. We believe that our current cash, cash equivalents and short-term investments balances will be sufficient to fund our working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of, or investments in businesses, products and technologies for at least twelve months beyond March 31, 2000.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          We do not engage in significant activity with respect to market risk sensitive instruments. Accordingly, our risk with respect to market risk sensitive instruments is immaterial.

PART II - OTHER INFORMATION
---------------------------

Item 5.   Other Information

          On April 4, 2000, Voxware purchased certain assets (primarily intangible) of InRoad, Inc. for 650,000 shares of common stock valued at $5.4 million, 325,000 warrants to purchase common stock valued at $2.5 million and $0.2 million in cash. Substantially all of the purchase price was assigned to intangible assets acquired including all industrial and intellectual property rights including patents, trademarks, licenses, copyrights and proprietary processes. These intangibles are being amortized over three years, which represents the estimated economic life of these assets. The asset purchase provides the Company with a voice-based hardware platform for its new VoiceLogistics product.


Item 6.   Exhibits and Reports on Form 8-K.

          Exhibits:
          2.1 Acquisition Agreement, dated as of April 4, 2000, by and among Voxware, Inc., Verbex Acquisition Corporation and InRoad, Inc.
          4.1  Form of Warrant issued to Inroad, Inc.
          4.2  Warrant issued to Stratos Product Development, LLC
          4.3 Stock Restriction and Registration Rights Agreement, dated April 4, 2000, among Voxware, Inc., Verbex Acquisition Corporation, InRoad, Inc. and Stratos Product Development, LLC.
          10.1 Loan Modification Agreement dated May 9, 2000 between Silicon Valley Bank and the Company
          27.1 Financial Data Schedule (FDS) for current reporting periods ended March 31, 2000.

     (b)  Reports on Form 8-K.  None

--------------------------------------------------------------------------------

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 2000


                                VOXWARE, INC.
                                (Registrant)



                                By:   /s/ Bathsheba J. Malsheen
                                      ------------------------------------------
                                      Bathsheba J. Malsheen, President and Chief
                                      Executive Officer




                                By:   /s/ Nicholas Narlis
                                      ------------------------------------------
                                      Nicholas Narlis, Senior Vice President,
                                      Chief Financial Officer, Treasurer and
                                      Secretary (Principal Financial Officer and
                                      Principal Accounting Officer)