Form 10-K
period 2000-06-30
VOXWARE INC
filed 2000-08-31
CIK 933454

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

[X]  Annual Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended June 30, 2000
                               --------------------------

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from
                                   ---------------------

                         Commission File Number 0-021403
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

                            Lawrenceville Office Park
                                  P.O. Box 5363
                           Princeton, New Jersey 08543
                                  609-514-4100
                   (Address, including zip code, and telephone
                  number (including area code) of registrant's
                           principal executive office)

        Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31,875,883as of August 24, 2000, based upon the closing sale price of the Common Stock as quoted on the Nasdaq National Market. This amount excludes an aggregate of 128,718shares of Common Stock held by executive officers, directors and by each individual and entity that owns 5% or more of the Common Stock outstanding at August 24, 2000. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's Common Stock outstanding as of August 24, 2000 was 14,295,777.

================================================================================

                                  VOXWARE, INC.

                             FORM 10-K ANNUAL REPORT

                       For Fiscal Year Ended June 30, 2000


                                TABLE OF CONTENTS
PART I

Item 1. Business ......................................................................................   3

Item 2. Properties ....................................................................................  10

Item 3. Legal Proceedings .............................................................................  10

Item 4. Submission of Matters to a Vote of Security Holders ...........................................  11

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters .....................  12

Item 6. Selected Financial Data .......................................................................  13

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition .........  14

Item 8. Financial Statements and Supplementary Data ...................................................  21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........  21



PART III

Item 10. Directors and Executive Officers of the Registrant............................................  21

Item 11. Executive Compensation .......................................................................  23

Item 12. Security Ownership of Certain Beneficial Owners and Management ...............................  27

Item 13. Certain Relationships and Related Transactions ...............................................  28



PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............................  28

Index to Financial Statements .........................................................................  F-1


                                     PART I

     This annual report on Form 10-K contains some "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management, as well as assumptions made by and the information currently available to our management. When used in this prospectus, the words "estimate, " "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this annual report. Such risks and uncertainties include, but are not limited to those included under "Important Factors Regarding Forward-Looking Statements," attached as Exhibit 99. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent circumstances, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events. You should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

ITEM 1. BUSINESS.

Overview

     Voxware, Inc. is a Delaware corporation, incorporated in 1993. We design, develop, market and sell voice-based solutions for the logistics, distribution and package sorting industries. Our primary product offering is called VoiceLogistics(TM). VoiceLogistics is a voice-based solution set of software, hardware, and professional services used for various mobile industrial and warehouse applications. Our solutions are designed specifically for use in warehouses, distribution centers and other industrial settings, to enable workers to perform, through speech interface, typical logistics tasks such as picking, receiving, returns processing, cycle counting, cross-docking and order entry, frequently in a more efficient and effective manner than with alternative methods. Our products consist of software and proprietary hardware that will generally work with wireless local area networks, networking, web and speech technology to provide a mobile, networked connection between the warehouse management system, workers and management. We believe that our VoiceLogistics solution is unique in the industry today because it is the first web-optimized speech recognition system, deployed in an industrial application, that delivers a networked, interactive voice interface to computer systems.

     Our voice-based systems are designed to provide large companies that operate warehouses and distribution centers, a more efficient way for their workers to perform a wide variety of logistics tasks. Our VoiceLogistics solution provides the capability to integrate easily (generally within 60 to 90 days) with external warehouse management systems. This flexibility allows our solutions to be deployed rapidly and work with the latest Internet protocol and voice standards. Our solutions are designed to be used in many major market industry sectors, including consumer goods manufacturers, consumer packaged goods, direct to consumer, food and grocery, retail, third party logistics providers and wholesale distribution. Our products have been and continue to be deployed in package handling, mail sorting, manufacturing, inspection and military combat applications. We generate revenues primarily from product sales, licenses of technology, and development services. Product sales consist of our VoiceLogistics product suite described above, stationary voice-based devices primarily used for warehouse receiving and package sorting applications, and accessories that complement our products. Accessories include microphones, headsets and computer hardware. Development services consist of providing technical resources and assistance to customers in the custom design of their systems. License fees are generally derived from licensing the our voice-based software applications, as well as from licensing the Company's speech compression technologies to customers in the multimedia and consumer devices market.

     Until February 1999, our business was developing and licensing software for speech compression to be used in multimedia Websites, Internet telephony and consumer devices. In February 1999, we acquired from Verbex Voice Systems the assets and technology on which VoiceLogistics is based. We have since largely ceased our prior business and in September 1999 we sold substantially all of the assets relating to that business.

     Our products are targeted primarily to be sold directly to large customers with annual revenues in excess of $100 million. However, we also expect to utilize other third party partners such as consultants, value-added resellers and system integrators to also sell and/or assist us in selling our products to these types of large customers. To date, we have signed agreements with several third party partners, and we expect to generate at least 20% of our total revenues in the current fiscal year from these third parties.

     Speech recognition products are designed to provide the ability to input data that cannot be easily bar-coded, where key entry is impractical or where productivity or safety are enhanced by having both the workers' hands free while performing their jobs. We believe that the large market for speech recognition products in the industrial workplace has emerged and continues to grow due to the convergence of the following factors:

o design advances which permit speech recognition products to be smaller, portable and more durable;

o advances in wireless communications permitting an enhanced interface between mobile PCs and servers;

o the increasing deployment of wireless networks in warehouses and other industrial operations;

o an increased industry focus to reduce the cost of logistics in order to increase profitability and achieve competitive advantages;

o the growth in electronic commerce has resulted in an increase in the number of businesses having significant warehouse picking functions; and

o    the decreasing cost of microprocessors and digital signal processors

Products

     The Company's primary product line is called VoiceLogistics(TM), which is a voice-based solution set of software, hardware and professional services used for various mobile industrial and warehouse applications. The Company also sells stationary voice-based devices used primarily for warehouse receiving and package sorting applications. Both of these products are based on the Company's proprietary speech recognition technology. The Company also generates revenues from licensing speech coding technologies which we developed prior to the sale of the assets relating to that business in September 1999.

     VoiceLogistics. The VoiceLogistics solution consists of standards-based software and proprietary hardware that utilizes a wireless local area network, networking, web and speech technology to provide a mobile, networked, interface between the warehouse management system, workers and management. This solution is unique in the industry today in that we believe it is the first web-optimized speech recognition system, deployed in a commercial application, that delivers a networked, interactive voice-interface to computer systems. This solution has been designed by our engineers to integrate easily (generally within 60 to 90 days) with external warehouse management systems. The VoiceLogistics solution includes the VoiceLogistics server software, our patented noise-robust speech recognizer designed specifically for high performance in industrial environments, our patent pending VoiceXML browser and the VoiceLogistics wireless wearable computer. Warehouse workers wear the computer around their waist and communicate with the system through a headset that includes a close talking microphone. It is through this headset that a worker in the warehouse or distribution center communicates through voice with our VoiceLogistics application in order to complete their assigned tasks, while at the same time update various inventory, customer invoicing and other internal systems in real-time.

     The wearable computer is a rugged, continuous speech input/output device designed for industrial applications that require mobility and connectivity. The unit weighs approximately 40 ounces and measures 8.8 inches in length, 3 inches in width and 1.5 inches in depth. It is worn on the belt of the user and is connected by wire to a headset with a microphone. When the user speaks into the microphone, the electronics and software in the unit process the speech signal to determine what was communicated. After the unit has determined what was said, that information is typically transmitted by a wireless link to the system network, which, depending upon the application, could be a warehouse management system, a manufacturing tracking system or another software package that tracks inventory or operations. The system network then records and processes the information, sends additional instructions to the user or takes other action. Instructions sent from the system to the user are communicated through the headset. In applications such as receiving and package sorting, the information processed by the unit is sometimes used to print a bar code label locally rather than being transmitted by a wireless link to a system network. Although the software "system" is the primary focus of our product line, we recognize this wearable client to be a critical component of the system, and as such we continue to research ways to optimize the operations of the client.

     We purchase parts and electronics boards for our products from external vendors. We also have external vendors perform major sub-assemblies where appropriate and cost efficient. Our employees perform final assembly and testing. We also offer customers the opportunity to purchase accessories such as headsets and computer hardware that we purchase from third party vendors for resale.

     Stationary Devices. Certain industrial applications do not require a high degree of mobility by each user. For those applications, we design and manufacture a family of stationary devices that house digital signal processing chips and other electronics. The stationary devices, like the portable devices, are connected by wire to a headset with a microphone. The speech information is sent to the board in the computer. Much like the VoiceLogistics portable device, the board employs its electronics and software to recognize what was said and sends commands to the computer to take action such as communicating with the system network or printing a label. This product line has been proven in industrial applications such as receiving and package sorting. Our sales of stationary products range from individual boards to complete computer workstations, depending on the customer's application.

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

     Speech Coding Technologies. On February 4, 1999, we entered into an asset purchase agreement with Ascend (a wholly owned subsidiary of Lucent Technologies, Inc.) to sell to Ascend substantially all of our assets relating to what had historically been our primary business of developing and selling speech compression technologies and products. The sale to Ascend was consummated on September 21, 1999. The sale of the assets to Ascend did not include the Company's rights and obligations under its then existing license agreements. We continue to have revenue from existing licensees of our speech coding technology in the form of periodic license renewal fees, royalties and service fees. With the consent of Ascend, we may also license our speech coding technologies for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we do not dedicate significant resources to the development, marketing or licensing of our speech coding technologies.

Applications

     Our primary market area is the distribution and logistics market in e-commerce, retail, direct-to-consumer, wholesale and business-to-business operations. This market is attractive because of the market's size, the move toward automation and increased productivity, the advent of e-commerce and its impact on the supply chain infrastructure and the Company's belief that voice-based products can add considerable value to operational efficiency. According to Brooker and Associates, an industry consultant we have retained, North America has between 500,000 and 750,000 warehouses. Those warehouse operations employ over 14 million people, including approximately 7 million pickers, and 1.5 million receivers. Within this market, we intend to target the relatively larger warehouse operations with our industrial voice-based solutions. Less than half of the warehouse operations run by large US companies are estimated to be automated with radio frequency ("RF") scanners, while less than 15% of those operated by smaller companies use RF systems today. Figures provided by the ARC Advisory Group indicate that worldwide shipments of e-logistics solutions are expected to grow from $493 million in 1999 to $3.6 billion in 2004. The primary applications that we target in this area are picking, receiving, returned goods processing, cross-docking, directed put-away, inventory/cycle counting and condition reporting processes. Our solutions are also deployed in package handling, mail sorting, manufacturing, inspection and military combat applications.

     The following is a description of some of these target application areas, as well as a discussion of other application areas outside the warehousing market where we believe our products have market value.

     Warehouse Picking. A large part of the distribution industry involves the assembly of orders for individual customers by workers who walk through warehouses, individually selecting items and preparing orders for shipment. This "picking" function employs millions of workers in North America alone. Our products are designed to be used by the worker doing the picking (the "picker") to enhance the accuracy and speed of these operations. Using our system, picking instructions are synthetically generated from electronic or written orders received from the warehouse's customers and are communicated via voice to a picker on the warehouse floor who is wearing a headset and a portable VoiceLogistics client. While keeping both hands free the picker walks through the warehouse and listens to the instructions, acts upon those instructions and confirms the selections using voice commands spoken into the headset's microphone. We believe that our voice-based products for picking applications have provided customers with the benefits of increased productivity, accuracy and the elimination of paper.

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

     Warehouse Receiving, Package Sorting and Returns Order Processing. A distribution and warehousing facility may receive anywhere from hundreds to tens of thousands of packages daily. Each of these packages must be formally received such that the warehouse's system can account for and track the package. The receiving process can be cumbersome, often relying on paper or PCs and manual recording and input of information that may lead to high error rates and low productivity. When a package arrives, dock workers wearing a headset and a portable device speak information into their headsets about the arriving packages, such as the purchase order number corresponding to the package or some other identification information. The portable device recognizes the information and communicates it to the distribution center or warehouse software system, which adjusts the inventory count. Alternatively, the speech data may be transmitted to a bar code printer that immediately prints a bar code label to be adhered to the package and used to track the package internally thereafter.

     An example of a logistics receiving market is the retail clothing industry, which often uses a distribution method known as "cross-docking" in which goods arrive in the distribution center on one truck and exit on another truck minutes or hours later. The goods are routed to the appropriate trucks using bar code scanners on conveyers inside the facility. However, since many packages arrive without usable bar codes, labels must be generated on the receiving dock and adhered to the package immediately. Because of the fast-paced, high-volume receiving operations typical in clothing distribution operations, and because a high percentage of arriving packages do not have usable bar codes, we believe that this application lends itself well to a voice-based solution.

     Two specialized versions of the "receiving" application are package sorting and returns order processing. In both circumstances, warehouse or distribution center employees are formally accepting goods into their system, and information must be recorded so that the central system can properly route and disposition those items. We consider the application mechanics to be similar among cross-docking, receiving, returns order processing and package sorting, and have therefore discussed them as a single application category.

     Manufacturing and Other Inspection. Newly manufactured goods are often inspected at the end of or during the manufacturing process to highlight defects and to ensure the proper disposition of the finished good. These inspections are typically accomplished with pen and paper. Our products are designed to allow inspectors to input more information faster without removing their hands or eyes from the item under inspection.

     Other Applications & Markets. We have also licensed our technology or sold its products to dentists interested in charting patient conditions without the use of an assistant and customers deploying lumber grading systems for saw mills. In addition, we have marketed a PC-based product targeted to consumers and an automated telephony personal assistant software package for the small office/home office market, and built speech-recognition OEM boards for a hospital bed manufacturer to allow bed-ridden patients to control bed position, television settings and other room devices using voice commands.

     Although standard products will be available for these "other" applications when we encounter an opportunity, and we intend to fulfill support obligations to existing customers, we do not intend to invest substantial sales, marketing, or development resources to maintain or increase revenue from market areas other than our primary target areas identified above.

Sales and Distribution

     We believe that the industrial marketplace for our products is large and diverse. We are targeting primarily to sell solutions direct to large customers. However, we also expect to utilize other third parties such as consultants, value added resellers (VARs) and system integrators to also sell and/or assist us in selling our products to these types of large customers. To date, we have signed agreements with several of these third party partners. We believe that the establishment of a network of third party partners with extensive and specific knowledge of the various applications critical in the industrial market is important in order for us to succeed in that market. In developing a marketing and sales presence in Europe, we anticipate that this market will be supported primarily through third party partnerships as opposed to concentrating on direct sales in the European market. Some third party partners purchase products from us at discounts ranging from 30-35% and incorporate them into "application systems" for various target markets and/or consult us in the development of application systems for end-users. These application systems integrate our products with additional hardware and software components and include service and product support. They then resell or lease the application systems to end-user customers. Under these types of partnership agreements, we warrant to repair, replace or refund the purchase price of any defective product delivered to a third party partner or their customer, provided that we are notified of the defective product within 90 days from delivery of the product to the end-user in the case of software and one year from such delivery in the case of hardware. Building a network of third party partners takes time and requires different sales and marketing expertise than that required when building a consumer software distribution channel, or an OEM relationship for technology.

     We have continued to expand our partnership channel not only in North America but abroad, with particular emphasis on the development of strategic relationships with warehouse management system ("WMS") vendors and RF system vendors. Assuring that our products are easily integrated with these vendors' systems, as well as other components of customers' asset management and information systems, will be a key factor in our success. We believe that in the industrial speech recognition market, strategic partnerships with the appropriate WMS vendors, as well as the major RF infrastructure corporations, are critical to success. As is the case with the development of an effective third party partner channel discussed above, nurturing and building these relationships takes time. There can be no assurance that we will be successful in developing strategic partnerships with WMS and RF system vendors.

     In July 1999, we entered into an agreement with a division of ITT Industries, Inc. under which we have licensed our speech recognition products and technologies to ITT for the creation of speech recognition products for sale to military and other governmental customers. The agreement creates a strategic relationship involving joint product development, cross licensing of technology, marketing and co-branding. Under the agreement, Voxware is evaluating ITT's speech products and technologies for potential combination with Voxware's products to create products for sale to non-military or governmental customers. Voxware received license fees of $265,000 from ITT during the year ending June 30, 2000 and, if ITT develops and sells products incorporating our technologies, ITT will pay royalties to Voxware. We recognized the ITT license fee in the quarter ended March 31, 2000, and royalty revenues, if received, will be recognized in the fiscal quarters in which they are reported to us by ITT. We cannot assure you as to whether ITT products incorporating Voxware's technologies will be developed or sold, or what amount of royalty revenues, if any, Voxware will receive from ITT.

Customers

     We generate revenues through both our voice-based solutions business and our speech coding business. Historically, the Company has derived a significant portion of our revenues from licensing and royalties related to our speech coding business and sales of our voice-based solutions through VARs and systems integrators. We also sell our products directly to customers. Historically, our five largest direct-sale customers have been two major package handling companies, a governmental agency, a branch of the U.S. armed services and a major pharmaceutical company. For the fiscal year ended June 30, 2000 53% of our revenue was derived from our speech coding business and 47% was related to our voice-based solutions business. For the year ended June 30, 2000, three customers accounted for 35% of our total revenues. There can be no assurance that these customers will continue to seek our products and services at the same levels as they have in the past, or at all.

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

Technology

     Speech recognition technology can be broadly segregated into two categories: speaker-independent and speaker-dependent systems. Speaker-independent products can recognize the utterances of many speakers using a specific language, while speaker dependent systems require that each individual user train the system to recognize his or her specific voice. Speaker-dependent systems are typically much more accurate than speaker-independent systems, while speaker-independent products often require less training. Speaker-independent systems may be less effective in applications where there is a diverse speaker population having regional accents and/or speaking different languages.

     As a practical matter, many applications cannot use speaker-dependent technology. For example, a telephone-based airline reservation system is a good example of the appropriate use of a speaker-independent technology. In general, the system must support many different users and the number of interactions in a single call is minimal. In this example the use of a speaker-independent technology is ideal because the airline cannot predict who will be calling or what actions it may be requested to perform. Thus, the airline will sacrifice some accuracy in exchange for speaker independence. In addition, these phone-based interactive voice response systems operate in a relatively stable acoustic environment, which contributes to improving the overall system performance of the speaker-independent application. The users of this type of non-mission critical application of speech technology will often tolerate occasional mis-recognitions, as the cost is usually very low.

     In industrial applications such as logistics, fulfillment, warehousing, package handling or manufacturing, where the applications are mission critical, the acoustic environment is often in excess of 90 decibel and the use is directive and repetitive in nature, we believe that significant accuracy improvements are offered by speaker-dependent technologies over speaker-independent technologies. In warehouse and manufacturing environments, where accuracy in noisy environments is critical, the accuracy improvements offered by speaker-dependent technologies over speaker-independent technologies are typically considered to be worth the time required to train the system for the user's voice. In addition, speaker-dependent systems are by nature language independent, so workers with multiple accents, dialects and native languages can use the system without custom development.

     Our current VoiceLogistics product line is based on our patented, proprietary Voxware Integrated Speech Engine (VISE) speaker-dependent speech recognition technology, which is a continuous speech recognizer, and highly noise-tolerant. Users of products based on our VISE engine must initially train the system to recognize their individual voices in order to achieve an optimum level of performance. Initial training is often a necessity for most industrial applications, and is typically something customers are willing to accept for the resulting improvement in performance. Our VoiceLogistics product line and all of our other voice-based products sold to industrial customers are based on our VISE technology. Our VoiceLogistics computer incorporates an embedded version of our VISE speech recognition engine with a standards based interface that allows for interfaces with a wide variety of warehouse management systems. This embedded engine is also suitable for applications such as handheld, portable or mobile devices, phones and other applications, which may benefit from a noise robust speech interface, and employ some type of processing capability. As a result of our filing a patent in March of this year, our VoiceLogistics solution also employs our patent-pending invention of systems and methods for using standard Internet protocols in conjuction with VoiceXML web pages to remotely program portable voice devices, such as our VoiceLogistics computer, that direct and guide users through defined tasks and work.

     In addition to our VISE speaker-dependent technology, prior to our acquisition of Verbex, Verbex had developed FlexVISE, a noise robust large vocabulary speaker-dependent technology designed to provide additional flexibility for applications that may require a larger vocabulary, yet provide high accuracy in high noise environments. We believe that this technology, which is still in the early stages of development, may be included in some future level for our voice-based products. At this time we have not determined the level at which we would dedicate resources to the further development of FlexVISE, however we are examining the feasibility of including this as part of a future product offering. We believe that owning and developing our core technologies represents a significant strategic and competitive advantage for the Company at this time.

Competition

     We encounter competition from two sources: direct competition from companies offering similar voice-based solutions, and technologies that may be considered an alternative to voice-based solutions.

     Companies that build competitive voice-based systems comprise a source of competition for Voxware. To date, we are only aware of two small, private companies that also directly sell voice-based systems within the logistics and distribution market. Vocollect, Inc., a privately held Pittsburgh, PA-based company, markets a wearable voice-based computer and complementary software targeted primarily at the food and grocery warehouse picking market. Vocollect designs and manufactures their wearable computer product, and we believe that they currently license their speech recognition technology from the speech consortium at Carnegie Mellon University. Similarly, SyVox Corporation, a privately held Boulder, CO-based company, offers a wearable voice-based computer product and complimentary software for the food consumer products warehouse picking market. SyVox, formerly Speech Systems, was at one time a premier developer of speech-based products for the desktop, with their own speech recognition technology. We believe that recent investments from the Flanders Language Valley Fund and Teklogix have transformed SyVox into a systems integration company, matching up speech technology from Lernout & Hauspie with wearable computing products from third party vendors.

     Second, in each application area, there exist alternatives to voice-based solutions. In the logistics and fulfillment market, bar code scanning devices, for example, represent a competitive alternative to voice-based products in warehouse picking applications. Thus, bar code product companies such as Symbol Technologies, Inc., Intermec Technologies Corporation (a subsidiary of UNOVA, Inc.), LXE Inc. (a wholly-owned subsidiary of Electromagnetic Sciences, Inc.), Teklogix International Inc. (pending merger with Psion of the UK) and Telxon Corporation (pending acquisition by Symbol Technologies, Inc.), can be considered competitors in the logistics and fulfillment marketplace. Likewise, in the package sorting and remittance processing segments, keyboards are the most prevalent alternative along with an increasing use of bar code scanning as is applicable. Inspection, receiving, and inventory applications use keyboards as well, but often pen and paper comprise the primary alternative method in those cases. Many applications have access to more technologically sophisticated alternatives, but few have implemented them.

Sale of Speech Coding Business

     Prior to our acquisition of Verbex Voice Systems, Voxware developed, marketed, licensed and supported digital speech and audio technologies, solutions and applications. On September 21, 1999, our stockholders approved the sale of substantially all of the assets of our speech coding business to Ascend (a wholly owned subsidiary of Lucent Technologies, Inc.). Upon closing, Voxware received $4,146,000 in cash. We had previously received $204,000 of the purchase price, and the remaining $750,000 is being held in escrow for 18 months (until March 21, 2001) to secure Voxware's indemnification provisions under the sale of assets agreement. The sale to Ascend did not include our rights and obligations under our existing speech coding license agreements. As part of the sale, we received a license from Ascend to use the speech coding technologies necessary to service those existing licensees. With the consent of Ascend, we may also license the speech coding technologies to new licensees for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. Voxware's revenue from licensing speech coding technologies and audio compression technologies has been steadily decreasing. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we do not dedicate significant resources to the development, marketing or licensing of our speech coding technologies.

Patents and Proprietary Information

     With our acquisition of Verbex, we acquired certain patents and patent applications related to the Verbex technology. In addition, we have recently filed a patent application for our VoiceLogistics wireless client, which incorporates applications of some of our other patented technologies as well. We expect to routinely file patent applications as deemed appropriate. Our success will depend in part on our ability to obtain patent protection for our products, preserve our trade secrets and operate without infringing the proprietary rights of other parties. We cannot assure you that those patent applications to which we hold rights will result in the issuance of patents, or that any issued patents will provide commercially significant protection to our technology, products and processes. In addition, we cannot assure you that others will not independently develop substantially equivalent proprietary information not covered by patents to which we own rights or obtain access to our know-how or that others will not claim to have or will not be issued patents which may prevent the sale of one or more of our products. In addition, the laws of certain countries may not protect our intellectual property. The software market has traditionally experienced widespread unauthorized reproduction of products in violation of manufacturers' intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce the manufacturers' intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. Our success is also dependent upon unpatented trade secrets which are difficult to protect. To help protect our rights, we require employees and consultants to enter into confidentiality agreements that prohibit disclosure of our proprietary information and require the assignment to us of their ideas, developments, discoveries and inventions. We cannot assure you, however, that these agreements will provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosures.

Employees

     As of August 28, 2000, we had 39 full-time employees, consisting of 4 in manufacturing, 17 in research and development, 12 in sales and marketing, and 6 in administration and finance. Twenty-five of our employees are located at our Cambridge, Massachusetts's facility, and nine are located at our corporate offices in Lawrenceville, New Jersey. The remainder work at various other locations. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are good.

ITEM 2. PROPERTIES.

     Effective July 1, 2000 we entered into a lease for our executive facility, which contains approximately 4,000 square feet of office space in Lawrenceville, NJ. The initial term of this lease will expire on June 30, 2003. Total payments under this lease consist of a base rent of $16.00 per square foot in the first year, $17.00 per square foot in the second year and $18.00 per square foot in the third year, plus escalations for property operating expenses, property taxes and other items.

     Our prior principal facility, which contains approximately 18,000 square feet of office space, was located in Princeton, New Jersey. We leased this space under a lease which will expire on May 31, 2003. Total payments under this lease consist of a base rent of $21.30 per square foot, plus escalations for property operating expenses, property taxes and other items. We entered into a Sublease Agreement in July 1998, under which we subleased to a third party approximately 47% of the space in the facility. The initial term of that Sublease Agreement will expire on May 31, 2003. Effective June 30, 2000, we have been released from our lease commitment for 9,500 square feet of the office space in Princeton, New Jersey. The remaining 8,500 square feet of this space is occupied by the sub-lessee and payments received under the Sublease Agreement offset all but $0.30 per square foot of our remaining lease commitment.

     Our principal facility is now located in Cambridge, Massachusetts. We lease this space for research and development, product marketing, product engineering and final assembly and testing. There are two separate lease agreements covering this office space. The first lease agreement is related to approximately 9,500 square feet of office space. Total payments under the lease consist of a base rent of $27.00 per square foot, an electricity charge of $1.50 per square foot and an expense charge of 14.9% of the landlord's building expenses. The initial term for the lease of this office space will expire on June 30, 2004. The second lease agreement covers approximately 1,780 square feet of office space. Total payments under the lease consist of a base rent of $35.00 per square foot and an electricity charge of $1.50 per square foot. The initial term for the lease of this office space will expire on April 30, 2002. We believe that existing facilities are adequate for operations through the year ending June 30, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of Voxware, Inc. was held on May 22, 2000. Three matters were submitted to a vote of the stockholder. These matters were:

1. To elect three directors to serve until the next annual meeting of stockholders or until their respective successors shall have been duly elected and qualified.

2. To approve an amendment to the Company's 1994 Stock Option Plan in order to increase the number of shares of common stock reserved for issuance under the plan by 800,000 shares to an aggregate of 4,000,000 shares.

3. To approve an amendment to the Company's certificate of incorporation to eliminate the provision for a classified board of directors.

The results of the vote on these matters were:

1. Bathsheba Malsheen, David Levi and Eli Porat were each elected as a Director of the Company.

2. Proposal No. 2 was adopted. The number of shares of common stock reserved for issuance under the 1994 Stock Option Plan was increased by 800,000 shares to an aggregate of 4,000,000 shares.

3. Proposal No. 3 was not adopted. The Company will continue to have a classified board of directors.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS.

Market Information

     Our Common Stock is traded on the National Market segment of The Nasdaq Stock Market under the symbol "VOXW." The following table sets forth the high and low sale prices as quoted on The Nasdaq Stock Market.

                                          High          Low
                                          ----          ---
Fiscal Year Ended June 30, 1997

Quarter ended December 31, 1996
 (beginning October 31, 1996)          $ 8.50     $ 6.375
Quarter ended March 31, 1997           $ 7.625    $ 2.00
Quarter ended June 30, 1997            $ 6.00     $ 4.00

Fiscal Year Ended June 30, 1998

Quarter ended September 30, 1997       $ 6.063    $ 3.75
Quarter ended December 31, 1997        $ 6.688    $ 3.188
Quarter ended March 31, 1998           $ 4.00     $ 2.031
Quarter ended June 30, 1998            $ 3.50     $ 2.00

Fiscal Year Ended June 30, 1999

Quarter ended September 30, 1998       $ 2.375    $ 0.813
Quarter ended December 31, 1998        $ 1.50     $ 0.469
Quarter ended March 31, 1999           $ 1.969    $ 0.750
Quarter ended June 30, 1999            $ 1.563    $ 0.625

Fiscal Year Ending June 30, 2000

Quarter ending September 30, 1999      $ 1.50     $ 0.875
Quarter ended December 31, 1999        $ 1.75     $ 0.656
Quarter ended March 31, 2000           $13.25     $ 1.063
Quarter ended June 30, 2000            $11.859    $ 1.875


     As of August 17, 2000 there were approximately 139 holders of record of our Common Stock. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders we are unable to estimate the total number of stockholders represented by these holders of record. We have never declared or paid any cash dividends on our Common Stock. We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected statement of operations data for the years ended June 30, 1999 and 2000 and the selected balance sheet data as of June 30, 1999 and 2000 have been derived from the financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, and which financial statements are included elsewhere in this Form 10-K. The selected statements of operations data for the fiscal years ended June 30, 1996, 1997 and 1998, and the balance sheet data as of June 30, 1996, 1997 and 1998 have been derived from the Company's audited financial statements not included herein. The selected statement of operations data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the financial statements and notes thereto included elsewhere in this Form 10-K.


                                                                   1996       1997        1998        1999        2000
                                                                 -------    --------    --------    --------    --------
                                                                           (In thousands, except per share data)
Statement of Operations Data:
   Revenues:
     Product revenues:
        Product sales .........................................  $  --      $   --      $   --      $    791    $  1,419
        License fees ..........................................    1,256       5,432       2,935         705       1,668
        Royalties and recurring revenues ......................      238       1,996       1,918         511         488
                                                                 -------    --------    --------    --------    --------
          Total product revenues ..............................    1,494       7,428       4,853       2,007       3,575
     Service revenues .........................................      113         351       1,029         879         226
                                                                 -------    --------    --------    --------    --------
               Total revenues .................................    1,607       7,779       5,882       2,886       3,801
                                                                 =======    ========    ========    ========    ========
   Cost of revenues:
        Cost of product revenues ..............................       17         178         142         429         799
        Cost of service revenues ..............................       28         164         441         542          70
                                                                 -------    --------    --------    --------    --------
               Total cost of revenues .........................       45         342         583         971         869
                                                                 -------    --------    --------    --------    --------
               Gross profit ...................................    1,562       7,437       5,299       1,915       2,932
                                                                 =======    ========    ========    ========    ========
   Operating expenses:
        Research and development ..............................    2,497       7,796       4,726       2,058       2,835
        Sales and marketing ...................................    1,084       4,018       3,844       2,513       2,870
        General and administrative ............................      980       3,204       2,467       1,691       2,140
        Amortization of purchased intangibles .................     --          --          --           478       1,989
                                                                 -------    --------    --------    --------    --------
               Total operating expenses .......................    4,561      15,018      11,037       6,740       9,834
                                                                 -------    --------    --------    --------    --------
               Operating loss .................................   (2,999)     (7,581)     (5,738)     (4,825)     (6,902)
   Interest income ............................................      132         722         844         539         357
   Gain on sale of tax loss carryforwards .....................     --          --          --          --           501
   Gain on sale of assets .....................................     --          --          --          --         3,799
                                                                 -------    --------    --------    --------    --------
   Net loss ...................................................   (2,867)     (6,859)     (4,894)     (4,286)     (2,245)
   Accretion of preferred stock to
     redemption value .........................................       (7)         (5)       --          --          --
                                                                 -------    --------    --------    --------    --------
   Net loss applicable to common stockholders .................  $(2,874)   $ (6,864)   $ (4,894)   $ (4,286)   $ (2,245)
                                                                 =======    ========    ========    ========    ========
   Basic and diluted net loss per common share ................  $ (0.50)   $  (0.67)   $  (0.38)   $  (0.32)   $  (0.16)
                                                                 =======    ========    ========    ========    ========
   Weighted average number of
     common shares outstanding ................................    5,784      10,242      12,890      13,330      13,667
                                                                 =======    ========    ========    ========    ========

                                                                                        June 30,
                                                                 -------------------------------------------------------
                                                                   1996       1997        1998        1999        2000
                                                                 -------    --------    --------    --------    --------
Balance Sheet Data:                                                                  (In thousands)
   Cash, cash equivalents and
     short-term investments ...................................  $ 3,837    $ 16,469    $ 13,537    $  4,446    $  3,226
   Working capital ............................................    3,887      16,966      13,743       4,446       4,351
   Total assets ...............................................    5,336      20,221      15,557      12,592      17,440
   Redeemable Series A Convertible
     Preferred Stock ..........................................    5,938        --          --          --          --
   Stockholders' equity (deficit) .............................   (1,076)     17,376      13,913       9,709      16,053

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

Overview

     Voxware designs, develops, markets and sells industrial integrated voice-based solutions for logistics, distribution and package sorting industries. Until February 1999, our business was developing, marketing and selling speech compression technologies and products to be used in websites, Internet telephony and consumer devices. In February 1999, we acquired from Verbex Voice Systems the assets and technology on which our voice-based applications are based. We have since largely ceased our prior speech compression business and in September 1999 we sold substantially all of the assets relating to that business. Our solutions are designed specifically for use in warehouses, distribution centers and other industrial settings, to enable workers to perform, through speech interface, typical logistics tasks such as picking, receiving, returns processing, cycle counting, cross-docking and order entry, in a more efficient and effective manner than with alternative methods. Voxware solutions are designed to be used in most major market industry sectors, including consumer goods manufacturers, consumer packaged goods, direct to consumer (e-commerce and catalog), food and grocery, retail, third party logistics providers and wholesale distribution. Voxware's products are also deployed in package handling, mail sorting and manufacturing, inspection and military combat applications. Revenues are generated primarily from product sales, licenses and development services. Product sales consist of portable devices and software used for various mobile industrial and warehouse applications; stationary voice-based devices, primarily used for warehouse receiving and package sorting applications; and accessories that complement our product offerings, including microphones, headsets and computer hardware. License fees are generally derived from licensing the Company's voice-based software applications. Royalty revenues comprise royalties from voice-based systems and from exiting speech and audio coding technologies. Development services consist of providing technical resources and assistance to customer-specific development. Revenues from product sales are generally recognized when products are deployed for their intended use, or when they are shipped to a specific third party partner.

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

     The sale of the assets, relating to the speech and audio coding business, to Ascend did not include Voxware's rights and obligations under its then existing license agreements. We continue to derive revenue from existing licensees of our speech coding technology in the multimedia and consumer devices markets in the form of periodic license renewal fees, royalties and service fees. With the consent of Ascend, we may also license our speech coding technologies for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. Our new licensing activity relating to the speech coding technologies has been decreasing prior to the sale to Ascend and we expect this trend to continue. Furthermore, as we focus on voice-based systems for industrial markets, revenues from licenses of speech coding technologies will become a less significant portion of our revenues. For the year ended June 30, 2000 revenues related to the speech coding business accounted for 53% of total revenues for the year, while revenue from our voice-based solutions accounted for 47% of annual revenues. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we are not dedicating significant resources to the development, marketing or licensing of our speech coding technologies.

     On April 5, 2000 the Company introduced VoiceLogistics(TM), a voice-based solution set of software, hardware and professional services. VoiceLogistics enables businesses to achieve new levels of customer satisfaction by expanding the distribution and logistics capabilities of e-commerce, retail, direct-to-consumer, wholesale and business-to-business operations with integrated voice solutions for fulfillment. The product provides a set of speech dialogues that interact with and guide workers in logistics tasks such as picking, receiving, put away, inspection, returns processing, cycle counting, value-added services and other procedural or directed operations. In conjunction with our introduction of VoiceLogistics, Voxware acquired certain assets of InRoad, Inc. on April 4, 2000. This asset purchase includes ownership rights to all intellectual property, proprietary processes, and production equipment and tools necessary for us to manufacture a rugged, wireless hardware computer as part of our new VoiceLogistics solution set. This new platform is an integral component of our voice-based logistics solutions.

     Voxware has only a limited operating history upon which an evaluation of Voxware and its prospects can be based. Since its inception, Voxware has incurred significant losses and, as of June 30, 2000, Voxware had an accumulated deficit of $22,548,000. In at least the near term quarters, we expect to incur net losses as we continue to pursue our market opportunities. The recent shift in Voxware's business focus makes the prediction of future results of operations impossible. Therefore, Voxware's historical revenues should not be taken as indicative of future revenues. In addition, Voxware's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the entrance into a new line of business, the budgeting cycles of potential customers, the volume of, and revenues derived from sales of products by our licensees that incorporate our products, the rate of new licensing activity, as well as the termination of existing license agreements, the introduction of new products or services by Voxware or its competitors, pricing changes in the industry, the degree of success of Voxware's efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by Voxware or its licensees and general economic conditions.

Results of Operations

Fiscal 2000 Versus Fiscal 1999

Revenues

     Voxware recorded revenues of $3,801,000 for the year ended June 30, 2000 compared to revenues of $2,886,000 for the year ended June 30, 1999. The $915,000 increase in total revenues reflects an increase in product sales and license fees offset by a decrease in royalties and recurring revenues and service revenues from our speech compression technology products. During the fiscal year ended June 30, 2000, Voxware recognized $1,786,000 (47%) of total revenue from the sale of voice-based solution products compared to $809,000 (28%) of total revenues during the prior fiscal year ended June 30, 1999. We expect that over time, sales of voice-based solutions will comprise the most significant portion of our revenue. Revenues from speech compression technologies for the year ended June 30, 2000 approximated $2,015,000 (53%) of total revenues versus $2,077,000 (72%) of total revenues for the year ended June 30, 1999.

     Total product revenues increased $1,568,000 to $3,575,000 during fiscal year ended June 30, 2000 from $2,007,000 in the prior fiscal year ended June 30, 1999. The $1,568,000 increase in total product revenues reflects an increase of $628,000 in product sales or $1,419,000 recognized in fiscal year ended June 30, 2000 compared to $791,000 of product sales recognized in the fiscal year ended June 30, 1999. During fiscal year ended June 30, 2000, Voxware recognized license fees of $1,668,000 compared to $705,000 during fiscal year ended June 30, 1999, resulting in a $963,000 increase. Microsoft, Inc. signed a license agreement representing $500,000 (13%) of total product revenue, relating to speech compression technology for the year ended June 30, 2000. The increase in product sales and license fees were partially offset by a nominal decrease of $23,000 in royalties and recurring revenue attributable to Voxware' s shift in business focus, from the speech compression business and towards speech-based solutions for industrial products. We believe the factors discussed in the "Overview" above are indicative of future revenues. For the fiscal years ended June 30, 2000 and 1999, 40% and 39% of the Company's product revenues were attributable to product sales, respectively, 47% and 36% were attributable to license fees, respectively, and 13% and 25% were attributable to royalties and recurring revenues, respectively.

     Service revenues were primarily attributable to customer maintenance support and fees for engineering services. For the fiscal year ended June 30, 2000, service revenues totaled $226,000, reflecting a decrease of $653,000 from service revenues of $879,000 for the fiscal year ended June 30, 1999. The decrease in service revenue is attributable to reduced customer maintenance support revenues due to a reduction in the Company's portfolio of speech compression technology customers. In addition, service revenues earned for fiscal year ended June 30, 1999 included $273,000 pursuant to a services agreement between Voxware and Ascend, whereas 10 Voxware Engineers performed services for Ascend. Voxware expects a decline in service revenues as a result of the Company's shift in business focus. As we continue to pursue opportunities within the logistics distribution and package sorting industries, custom development of OEM products for speech compression technologies will diminish.

     Cost of Revenues

     Cost of revenues decreased $102,000 from $971,000 for the fiscal year ended June 30, 1999 to $869,000 for the fiscal year ended June 30, 2000. The decrease in cost of revenues reflects decreases in cost of services revenues as a result of the sale of our speech and audio coding business, offset by an increase in cost of product revenue. As a result, we will generate increases in cost of product revenues because our voice-based solution products include hardware material costs. Our speech and audio products do not include any hardware material costs.

     Cost of product revenues increased $370,000 from $429,000 in the fiscal year ended June 30, 1999 to $799,000 in the fiscal year ended June 30, 2000, reflecting materials, labor and overhead costs primarily associated with the sale of our stationary devices. Such costs accounted for the majority of costs of product revenues in fiscal 2000, as cost of revenues remained relatively constant as a percentage of product revenues reported in fiscal 1999. As of June 30, 2000 and 1999, Voxware's manufacturing staff, comprised of four individuals, is included in cost of product revenues.

     Cost of services revenues consists primarily of the expenses associated with customer maintenance support and engineering services, including employee compensation and equipment depreciation. Cost of service revenues decreased $472,000 from $542,000 in the fiscal year ended June 30, 1999 to $70,000 in the fiscal year ended June 30, 2000. The decrease in cost of service revenues is primarily attributable to Voxware's implementation of voice-based recognition products.

     Operating Expenses

     Total operating expenses increased by $1,583,000 (25%) from $6,262,000 in the fiscal year ended June 30, 1999 to $7,845,000 in the fiscal year ended June 30, 2000, excluding amortization of purchased intangibles totaling $1,989,000 for the year ended June 30, 2000 compared to $478,000 for the year ended June 30, 1999. The implementation and development of our VoiceLogistics product suite, which was launched in April 2000, resulted in higher research and development costs. In addition, an increase in sales and marketing expenses can also be attributed to the launch of our VoiceLogistics product suite. As of June 30, 2000 headcount totaled 39 compared to our headcount at June 30, 1999, which totaled 31.

     Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses increased $777,000 (38%) from $2,058,000 in the fiscal year ended June 30, 1999 to $2,835,000 in the fiscal year ended June 30, 2000. As of June 30, 1999, we had a research and development staff of 17 compared to 11 at June 30, 1999.

     Sales and marketing expenses primarily consist of employee compensation (including sales commissions), travel expenses and trade shows. Sales and marketing expenses increased $357,000 (14%) from $2,513,000 in the fiscal year ended June 30, 1999 to $2,870,000 in the fiscal year ended June 30, 2000. Voxware hired new personnel to better suit our sales and marketing objectives with the introduction of VoiceLogistics. Additional resources were utilized as part of this effort, including recruitment, as we added three new sales personnel and one European consultant as of June 30, 2000. Voxware had a sales and marketing staff of 12 at June 30, 2000 compared to 9 at June 30, 1999.

     General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $449,000 (27%) from

$1,691,000 in the fiscal year ended June 30, 1999 to $2,140,000 in the fiscal year ended June 30, 2000. The increase in general and administrative expenses was primarily realized through reductions in personnel and recruitment offset by the expansion of our Cambridge facility. As of June 30, 2000, Voxware had a general and administrative staff of 6 compared to 7 at June 30, 1999.

     Amortization of purchased intangibles totaled $1,989,000 for the fiscal year ended June 30, 2000 compared to $478,000 in fiscal year ended June 30, 1999. The increase relates to a full year of amortization expense from the acquisition of Verbex which closed in February 1999 and amortization of the intangible assets related to the Inroad Asset Acquisition which closed in April 2000. The total amount of capitalized intangibles from these transactions approximated $5,191,000 and $8,404,000, respectively. The intangibles capitalized from the Verbex acquisition are being amortized over four years and the amortization of Inroad intangibles over three years.

     Interest Income

     Interest income decreased $182,000 to $357,000 for the fiscal year ended June 30, 2000 from $539,000 for the fiscal year ended June 30, 1999. The decrease is primarily related to the decrease in Voxware's total cash, cash equivalents and short-term investments portfolio balance as a result of cash used for operations, research and development, sales and marketing expense related of the introduction of VoiceLogistics and the purchase of substantially all of the assets of Inroad, Inc. in April 2000. As of June 30, 2000 Voxware's cash, cash equivalents and short-term investments portfolio totaled $3,226,000 compared to $4,446,000 at June 30, 1999.

     Income Taxes

     As of June 30, 2000, we had approximately $20,300,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of June 30, 2000, a full valuation allowance has been provided on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of the operating losses incurred to date.

     Gain on Sale of Tax Loss Carryforwards

     During 1999, the State of New Jersey passed legislation which allows New Jersey technology companies to apply for the transfer or sale of unused New Jersey state net operating losses and research and development tax credits for cash. Profitable companies can buy these losses and credits at a discount, thereby reducing their state tax obligation. Voxware applied to the State of New Jersey to sell up to approximately $14,900,000 of its New Jersey State net operating losses carryforwards. Voxware received a determination letter from the State of New Jersey to sell $7,420,000 of its New Jersey State net operating losses which, upon the sale, provided Voxware $501,000 in cash as of December 31, 1999. The remaining $7,480,000 has been approved for sale and if sold could provide Voxware with up to an additional $540,000 in December 2000.

     Gain on Sale of Assets

     During the quarter ended September 30, 1999, we completed the sale of substantially all of the assets relating to our speech coding technology business for $5,100,000, of which $750,000 has been placed in escrow for a period of 18 months from the closing date to secure our indemnification obligations under the agreement with Ascend. Upon closing, we received $4,146,000 from Ascend. We had previously received a payment of $204,000 of the purchase price. For the year ended June 30, 2000 we recorded a gain on the sale of speech coding assets totaling $3,799,000, which reflects the total proceeds received to date totaling $4,350,000 less transaction costs of $517,000 and equipment transferred to Ascend totaling $34,000, but excludes the $750,000 escrow amount.

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

     During the year ended June 30, 1998, Voxware derived approximately $4,437,000 (75% of total revenues) from multimedia customers versus approximately $974,000 (34% of total revenues) for the year ended June 30, 1999. The $3,463,000 decrease in multimedia revenues reflects the deterioration of the multimedia Internet software market for Voxware speech compression products, a shift in Voxware focus away from the speech compression business and toward Verbex's industrial speech recognition products business after Voxware acquisition of Verbex in February 1999, and also reflects that revenues earned from major customers during the fiscal year ended June 30, 1998 were not repeated or replaced during the year ended June 30, 1999. In particular, the amendment and termination of Voxware's agreement with Netscape, under which Voxware derived $1,250,000 (21% of total revenues) in revenues during the fiscal year ended June 30, 1998 and none during the fiscal year ended June 30, 1999, accounts for a significant portion of the reduction in Voxware's revenues. We are not currently receiving any revenue from Netscape and we do not anticipate receiving any revenues from Netscape in the future.

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

     Cost of services revenues consists primarily of the expenses associated with customer maintenance support and engineering services, including employee compensation and equipment depreciation. Cost of service revenues increased $101,000 from $441,000 in the fiscal year ended June 30, 1998 to $542,000 in the fiscal year ended June

30, 1999. The increase in cost of service revenues is primarily attributable to Voxware's services agreement with Ascend. Under this agreement, ten of Voxware's engineers performed services for Ascend at various times from February 4, 1999 through June 24, 1999. For these services, Voxware earned services fees, which were based upon those employees' salaries, and provided Voxware lower gross margins than the gross margins on other services fees. As a result, cost of service revenues increased as a percentage of revenues during fiscal 1999 as compared to fiscal 1998.

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

     Income Taxes

     As of June 30, 1999, we had approximately $18,000,000 of federal net operating loss carry forwards which will begin to expire in 2009 if not utilized. As of June 30, 1999, we have provided a full valuation allowance on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of considering such factors as our limited operating history, the volatility of the market in which we compete, the operating losses incurred to date and the operating losses anticipated in future periods.

     In addition, during 1999, the State of New Jersey passed legislation which allows New Jersey technology companies to apply for the transfer or sale of unused New Jersey state net operating losses and research and development tax credits for cash. Profitable companies can buy these losses and credits at a discount, thereby reducing their state tax obligation. Voxware applied to the State of New Jersey to sell up to approximately $14,900,000 of its New Jersey State net operating losses. Voxware received a determination letter from the State of New Jersey to sell $7,420,000 of its New Jersey State net operating losses which, upon the sale, provided Voxware $501,000 in cash as of December 31, 1999.

Liquidity and Capital Resources

     As of June 30, 2000, we had a total of $3,226,000 in cash, cash equivalents and short-term investments consisting of $502,000 of cash and cash equivalents and $2,724,000 in short-term investments. In September 1999, we received $4,146,000 upon the closing of the Ascend transaction and $750,000 was placed in escrow for a period of 18 months to secure our indemnification obligations. Voxware also received $501,000 in December 1999 from the sale of New Jersey State net operating losses. We anticipate that the Company may receive up to an additional $540,000 in fiscal year 2001 from the sale of our remaining New Jersey State net operating losses that have been approved by the State for sale. Also, in August 2000 the Company completed a private placement of $4,000,000 of Series A Convertible Preferred Stock, which resulted in proceeds to the Company of approximately $3,840,000, net of transaction costs. Our cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, we have primarily financed our operations through the sale of equity securities.

     Cash of $4,218,000, $3,617,000 and $5,629,000 was used to fund operations for the years ended June 30, 1998, 1999 and 2000, respectively. Cash provided by investing activities totaled $1,393,000 in fiscal 1998 due to the liquidation of short-term investments, offset by equipment purchases. In fiscal 1999, cash used in investing activities totaled $3,174,000, reflecting Voxware's purchase of Verbex Voice Systems, Inc. and equipment purchases, offset by liquidations of short-term investments. In fiscal 2000, cash provided by investing activities totaled $3,375,000, which consisted of proceeds from the sale of net operating loss carry forwards totaling $501,000 and proceeds from the sale of assets to Ascend of $4,146,000, which were offset by $722,000 in net purchases of short-term investments, $259,000 in purchases of property and equipment, a payment of $240,000 related to the purchase of certain assets of InRoad, Inc. and $51,000 contingent purchase price adjustment to Verbex Voice Systems for the purchase of substantially all of the assets in February 1999.

     For the years ended June 30, 1998, 1999 and 2000, cash provided by financing activities totaled $1,347,000, $80,000 and $318,000, respectively. In fiscal 1998, $1,347,000 of cash was provided by financing activities, reflecting $1,158,000 in proceeds from the exercise of common stock options and $189,000 from the issuance of common stock pursuant to the Employee Stock Purchase Plan. In fiscal 1999, $80,000 was provided by financing activities, reflecting $19,000 in proceeds from the exercise of common stock options and $61,000 from the issuance of common stock pursuant to the Employee Stock Purchase Plan. A total of $318,000 of cash was provided by financing activities in fiscal 2000, reflecting $305,000 in proceeds from the exercise of common stock options and $13,000 from the issuance of common stock pursuant to the Employee Stock Purchase Plan.

     We have a $2,000,000 revolving line of credit with Silicon Valley Bank. Borrowings under the credit facility will bear interest at the bank's prime lending rate. As amended on May 9, 2000, the credit facility requires Voxware to secure all indebtedness with cash held at the bank's offices in an amount not less than 100% of the outstanding amount of all indebtedness we owe to the bank. The credit facility requires payment of all outstanding principal, if any, plus all accrued interest on May 8, 2001. In connection with the lease of our office facility, we have outstanding a $225,000 standby letter of credit at June 30, 2000 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that we default on the lease. As required by the credit facility, we have secured the $225,000 standby letter of credit with cash that is included in "other assets" in the June 30, 2000 balance sheet.

     We have no material commitments for capital expenditures except for those under operating leases for our facilities and leased equipment. At June 30, 2000, our working capital totaled approximately $4,351,000. We believe that our current cash, cash equivalents and short-term investments balances, together with the approximately $3,840,000 in net cash received upon completion of the private placement of our Series A Convertible Preferred Stock on August 15, 2000, will be sufficient to fund our working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of, or investments in businesses, products and technologies until at least June 30, 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE COMPANY

The directors of the Company and their respective ages and principal occupations are as follows:

                Name            Age       Officers with the Company                   Class
                ----            ---       -------------------------                   -----
Bathsheba J. Malsheen, Ph.D..... 49      President, Chief Executive Officer and
                                         Director                                      III
Nicholas Narlis................. 40      Senior Vice President, Chief Financial
                                         Officer, Secretary and Treasurer
David B. Levi (1)(2)............ 67      Director                                       II
Eli Porat (1)(2)................ 54      Director                                        I

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

     Nicholas Narlis has served as Senior Vice President, Chief Financial Officer and Secretary of the Company since April 1998, and Treasurer of the Company since June 1996. He previously served as Vice President and Chief Accounting Officer of the Company from March 1997 through April 1998, and as Controller and Chief Accounting Officer from March 1996 through February 1997. From 1992 to March 1996, Mr. Narlis served in various capacities at Dendrite International, Inc., a sales force automation software and service company, including most recently Director of Finance. Previously, from 1983 to May 1992, Mr. Narlis worked for KPMG Peat Marwick where he served as a Senior Manager from 1989 to May 1992 in the New Jersey Audit Practice Unit. Mr. Narlis holds a B.S. from Rider University and is a Certified Public Accountant.

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



COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16 (a) under the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16 forms they file.

     Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that the reporting requirements of Section 16, as amended, applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table provides information concerning compensation paid to or earned for the fiscal years ended June 30, 2000, 1999 and 1998 by each individual serving as the Chief Executive Officer of Voxware during the fiscal year ended June 30, 2000 and the next most highly compensated executive officer who was serving as executive officer at June 30, 2000.

                           Summary Compensation Table
                                                                                       Long Term
                                                    Annual Compensation              Compensation
                                                    -------------------              ------------
                                                                                      Securities
                                               Fiscal                                  Underlying      All Other
Name and Principal Position                    Period    Base Salary       Bonus        Options     Compensation (1)
---------------------------                    ------    -----------       -----        -------     ----------------
Bathsheba J. Malsheen, Ph.D. . . . . . . . .    2000       $209,376       $102,521      300,000          $ ---
   President and                                1999       $206,700       $60,813       300,000          $ ---
   Chief Executive Officer (2)                  1998       $198,752       $41,875       200,000          $ ---

Nicholas Narlis. . . . . . . . . . . . . . .    2000       $155,000       $71,875       200,000          $2,362
  Senior Vice President, Chief Financial,       1999       $150,000       $43,500       150,000          $2,612
  Officer, Secretary and Treasurer              1998       $133,538       $21,675        70,000          $1,999

--------
(1) All Other Compensation for Mr. Narlis consists of $2,362, $2,219 and $1,999 in Voxware contributions to Mr. Narlis' account under our 401(k) Plan in fiscal 2000, 1999 and 1998, respectively, and disability insurance premiums, of which Voxware is not the beneficiary, totaling $393 in fiscal 1999.
(2) Dr. Malsheen joined Voxware in October 1996, and became an executive officer in May 1997.


     The following table summarizes stock options granted during fiscal 2000 to the Named Executive Officers.

                        Option Grants in Last Fiscal Year

                                                                  Individual Grants
                             --------------------------------------------------------------------------------------------
                              Number of                                                Potential Realized Value at Assumed
                              Securities   Percentage                                      Annual Rates of Stock Pice
                              Underlying   of Total                                      Appreciation for Option Term (3)
                               Options      Options                                      -----------------------------
Name                         Granted (1)   Granted(2)  Exercise Price   Expiration Date       5%               10%
----                         -----------   ----------  --------------   ---------------       --               ---
Bathsheba J. Malsheen,   Ph.D.  150,000         10.4%      $0.75          11/08/09        $ 70,751         $ 179,296
Bathsheba J. Malsheen,   Ph.D.  150,000         10.4%      $3.88          06/26/10        $ 366,017        $ 927,558
Nicholas Narlis.................100,000          6.9%      $0.75          11/08/09        $ 47,167         $ 119,531
Nicholas Narlis.................100,000          6.9%      $3.88          06/26/10        $ 244,011        $ 618,372

--------

(1) These options vest over a four-year period from the date of grant, becoming exercisable as to 25% on the first anniversary of the date of grant, and at 6.25% per quarter thereafter.
(2) Based on an aggregate of 1,448,752 options granted to employees in fiscal 2000, including options granted to the Named Executive Officers.
(3) Represents the hypothetical gains or "option spreads" that would exist for the options at the end of their ten year term. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term and are calculated based on the exercise price per share on the date of grant. Such 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of the future Voxware Common Stock price.

     The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers on June 30, 2000.

                          Fiscal Year-End Option Values
                                                                                   Value of Unexercised
                                                   Number of Securities       In-the-Money Options at Fiscal
                                              Underlying Unexercised Options           Year-End (1)
                                              ------------------------------- --------------------------------
Name                                          Exercisable     Unexercisable   Exercisable     Unexercisable
----                                          ------------    -------------   ------------    -------------
Bathsheba J. Malsheen, Ph.D................      458,750        501,250        $ 619,438        $ 884,063
Nicholas Narlis............................      194,375        285,625        $ 362,269        $ 552,581

--------
(1) Based on the difference between $4.31, which was the closing price per share on June 30, 2000, and the exercise price of the option.

Employment Agreements

     Bathsheba J. Malsheen, Ph.D., President and Chief Executive Officer of Voxware, has a three-year employment agreement with Voxware which commenced in August 1998. Dr. Malsheen currently receives an annual base salary of $205,200 and also receives allowances for residential and vehicle lease payments.

     Nicholas Narlis, Vice President, Chief Financial Officer and Treasurer of Voxware, has a three-year employment agreement with Voxware which commenced in August 1998. Mr. Narlis currently receives an annual base salary of $170,100.

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

     In September 1997, we implemented a plan, which was approved by our stockholders at our 1998 Annual Meeting of Stockholders, pursuant to which we pay (or paid as outlined in accordance with the plan):

o on the last day of the month in which the annual meeting of stockholders is held in each calendar year commencing with the 1998 meeting, to each non-employee director elected at the meeting, an annual retainer equal to a number of shares of our Common Stock with a fair market value on that date of $10,000;

o on the last day of the month in which any newly appointed non-employee director is appointed after the annual meeting of stockholders in any year (provided that the director is appointed at least six months prior to the next annual meeting of stockholders), to the newly appointed director, a retainer equal to a number of shares of our Common Stock with a fair market value on that date of $10,000.

     In addition, commencing on the date of the 1998 meeting, we have paid $1,000 to each non-employee director attending any regular or special meeting of the Board of Directors, and $500 to each non-employee director attending any regular or special meeting of any Committee of the Board of Directors.

     The Board also approved on May 22, 2000, to grant both Messrs. David Levi and Eli Porat an option to purchase 10,000 shares of our Common Stock from the Company's 1994 Stock Option Plan. These options have an exercise price of $3.00 which was the fair market value of the Company's stock on the date of granting. These options vest in twelve equal quarterly installments beginning at the end of the first three-month period following the date of grant.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee is currently composed of Messrs. David
B. Levi and Eli Porat. No interlocking relationship exists between any member of the Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member or nominee of the Compensation Committee is or was formerly an officer or an employee of the Company.

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

     Factors. The principal factors which the Compensation Committee considered with respect to each executive officer's compensation for fiscal 2000 are summarized below. The Compensation Committee may, however, in its discretion apply entirely different factors with respect to executive compensation for future years.

     o Base Salary. The base salary for each executive officer is determined on the basis of the following factors: experience, personal performance, the salary levels in effect for comparable positions within and without the industry, and internal base salary comparability considerations. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate. Base salaries are generally reviewed on an annual basis, with adjustments made in accordance with the factors indicated above. The Compensation Committee utilized specific compensation information available for similar positions at competitor companies for comparative compensation purposes in determining base salaries for fiscal 2000.

     o Bonus. The incentive compensation of executive officers is closely related to Voxware's performance, taking into account our change in business focus to a voice-based logistics solutions business. A portion of the cash compensation of executive officers consists of contingent compensation. Bonus awards are based on, among other things, performance objectives and goals that are tailored to the responsibilities and functions of key executives, including qualitative measures of Voxware's performance such as progress in the development, marketing and adaptation of Voxware's products to its target markets, the establishment of key strategic relationships with customers and other key partners in our target markets, and proficient usage of our available financial and manpower resources.

     o Long-Term Incentive Compensation. Long-term incentives are provided through grants of stock options. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage Voxware from the perspective of an owner with an equity stake. Each option grant allows the individual to acquire shares of our Common Stock at a fixed price per share (generally, the market price on the grant date) over a specified period of time (up to ten years). Each option generally becomes exercisable in installments over a four-year period, contingent upon the executive officer's continued employment with Voxware. Accordingly, the option grant will provide a return to the executive officer only if the executive officer remains employed by Voxware during the vesting period, and then only if the market price of the underlying shares appreciates.

          The number of shares subject to each option grant is set at a level intended to create meaningful opportunity for appreciation based on the executive officer's current position with Voxware, the base salary associated with that position, the size of comparable awards made to individuals in similar positions within the industry, and the individual's personal performance in recent periods. The Compensation Committee also considers the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of our executive officers. Options to acquire an aggregate of 860,000 shares were granted to executive officers in fiscal 2000.

     CEO Compensation. In determining the compensation payable to our Chief Executive Officer, the Compensation Committee considered the CEO's performance in fiscal 2000, and Voxware's performance taking into account our change in business focus to a voice-based logistics solutions business.

     Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code generally denies a federal income tax deduction for compensation exceeding $1,000,000 paid to the CEO or any of the four other highest paid executive officers, excluding performance-based compensation. Through June 30, 2000, this provision has not affected our tax deductions, but the Committee will continue to monitor the potential impact of Section 162(m) on our ability to deduct executive compensation.

     Summary. The Compensation Committee believes that its compensation philosophy of paying its executive officers well by means of competitive base salaries and cash bonus and long-term incentives, as described in this report, serves the interests of Voxware and its stockholders.

                                                      The Compensation Committee

                                                      Eli Porat
                                                      David B. Levi

                                PERFORMANCE GRAPH

     The graph below compares the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of (i) the Nasdaq National Market--U.S. Index, and (ii) the Chase Hambrecht & Quist Technology Index, assuming an investment in each of $100 on October 31, 1996. The graph commences on the date our Common Stock became publicly traded.

                  [PERFORMANCE GRAPH]

                            NASDAQ    Chase H&Q
             Voxware    Stock Market  Technology
11/1/96       100.00       100.00      100.00
12/31/96      100.00       106.12      108.93
3/31/97        55.00       100.36      103.83
6/30/97        66.67       118.75      124.98
9/30/97        75.00       138.84      151.46
12/31/97       47.50       130.02      127.71
3/31/98        37.50       152.17      154.64
6/30/98        29.17       156.34      158.31
9/30/98        10.00       141.08      140.73
12/31/98       12.92       183.33      198.65
3/31/99        10.00       205.59      216.35
6/30/99        13.75       225.12      256.23
9/30/99        13.33       230.59      271.07
12/31/99       13.75       340.80      443.65
3/31/00       137.51       382.62      500.46
6/30/00        57.51       332.56      449.52


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of our Common Stock as of August 17, 2000, by (i) each person or group who is known by Voxware to own beneficially more than 5% of our Common Stock,
(ii) each of our directors, (iii) each of the Named Executive Officers and (iv) all executive officers and directors as a group. Unless indicated otherwise, the address of each of these persons is c/o Voxware, Inc. P.O. Box 5363, Princeton, New Jersey 08543.

                                                                   Number of Shares
                                                                 Beneficially Owned     Percentage of Shares
             Name and Address of Beneficial Owner                      (1) (2)           Beneficially Owned
             ------------------------------------                      -------           ------------------
Bathsheba J. Malsheen, Ph.D.(3) . . . . . .                            514,000                 3.5%
Nicholas Narlis(4)  . . . . . . . . . . . .                            218,375                 1.5%
David B. Levi(5) . . . . . . . . . . . . .                              51,776                  *
Eli Porat(6)  . . . . . . . . . . . . . . .                             36,314                  *
All Directors and Executive Officers as a group (9 persons)            966,114                 6.4%

--------
 *Less than 1% of outstanding shares of our Common Stock.

(1) Number of shares beneficially owned is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days have been exercised or converted.
(2) Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.
(3) Includes 510,000 shares of our Common Stock issuable upon the exercise of stock options.
(4) Includes 214,375 shares of our Common Stock issuable upon the exercise of stock options.
(5)  Includes 31,667 shares issuable upon the exercise of stock options.
(6)  Includes 24,167 shares issuable upon the exercise of stock options.


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

     2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule for each of the years ended June 30, 1998, 1999 and 2000 is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of the Company.

                                  VOXWARE, INC.
                 Schedule II--Valuation and Qualifying Accounts
                         Allowance for Doubtful Accounts
                    Years Ended June 30, 1998, 1999 and 2000
                                 (in thousands)

                                                                                               Balance
                                   Balance at        Charged to Costs                           at End
                               Beginning of Period     and Expenses        Deductions         of Period
                               -------------------- -------------------- ---------------- -------------------
Year ended June 30, 1998              $ 400                $ 795              $ 688             $ 507
                                      =====                =====              =====             =====

Year ended June 30, 1999              $ 507                $ 119              $ 265             $ 361
                                      =====                =====              =====             =====

Year ended June 30, 2000              $ 361                $  15              $ 232             $ 144
                                      =====                =====              =====             =====

     Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included in this Form 10-K.

     3. EXHIBITS. The following is a list of Exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

Exhibit No.                Description
-----------                -----------

2.1            Asset Purchase Agreement dated as of February 4, 1999 by and between Ascend Communications, Inc. and Voxware, Inc.**(1)
2.2            Acquisition Agreement by and among Voxware, Inc., Verbex
               Acquisition Corporation and Verbex Voice Systems, Inc. dated as of February 4, 1999.**(1)
2.3            Acquisition Agreement dated as of April 4, 2000 by and among
               Voxware, Inc., Verbex Acquisition Corporation and InRoad,
               Inc.**(3)
3.1            Certificate of Incorporation, as amended.**(2)
3.2            Bylaws.**(2)
3.3            Certificate of designations for the Series A Preferred Stock as filed with the Secretary of State of the state of Delaware on
               August 14, 2000, as amended.**(4)
4.1            Form of Warrant issued to InRoad, Inc.**(3)
4.2            Warrant issued to Stratos Product Development, LLC.**(3)
4.3            Stock purchase warrant, dated as of August 15, 2000, issued to
               Castle Creek Technology Partners, LLC.**(4)
4.4            Stock restriction and registration rights agreement, dated April
               4, 2000 among Voxware, Inc., Verbex Acquisition Corporation,
               InRoad, Inc. and Stratos Product Development LLC.**(3)
10.1           Voxware, Inc. 1994 Stock Option Plan.**(2)
10.2           Form of Voxware, Inc. Stock Option Agreement.**(2)
10.3           Form of Indemnification Agreement.**(2)
10.4           Securities Purchase Agreement, dated as of August 10, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners,
               LLC.**(4)
10.5           Registration Rights Agreement, dated as of August 15, 2000 by and between Voxware, Inc. and Castle Creek Technology Partners,
               LLC.**(4)
10.9           Technology Transfer Agreement Effective May 19, 1995, between
               Suat Yeldener Ph.D. and Voxware, Inc.**(2)+
10.20          1996 Employee Stock Purchase Plan.**(2)
10.23          Loan Modification Agreement dated May 9, 2000 between Silicon
               Valley Bank and the Company.**(3) 10.24 Employment Agreement
               dated August 13, 1998, with Bathsheba J. Malsheen.**(5) 10.25
               Employment Agreement dated August 13, 1998, with Nicholas
               Narlis.**(5) 16.1 Letter from Ernst & Young LLP respecting change in certifying accountant.**(2) 23.1 Consent of Arthur Andersen
               LLP.*
99             Important Factors Regarding Forward-Looking Statements.*
-----------

*    Filed herewith.
** Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:
     (1) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1998.
     (2) Filed in connection with Registration Statement on Form S-1 (File Number 33-08393).
     (3) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000.
     (4) Filed in connection with the Company's current report on Form 8-K that was filed on August 16, 2000.
     (5) Filed in connection with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998.
+    Confidential treatment has been granted for portions of such document.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VOXWARE, INC.


                                        By: /s/ Bathsheba J. Malsheen
                                            -----------------------------
                                        President and Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of BATHSHEBA J. MALSHEEN and NICHOLAS NARLIS, or either of them, his true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Bathsheba J. Malsheen    President and Chief Executive     August 31, 2000
---------------------------  Officer and Director (principal
    Bathsheba J. Malsheen    executive officer)


/s/ Nicholas Narlis          Senior Vice President,             August 31, 2000
---------------------------  Chief Financial Officer,
    Nicholas Narlis          Secretary and Treasurer (principal
                             financial officer and principal
                             accounting officer)


/s/ David Levi               Director                          August 31, 2000
---------------------------
    David Levi

/s/ Eli Porat                Director                          August 31, 2000
---------------------------
    Eli Porat

                          VOXWARE, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants.................................... F-2
Consolidated Balance Sheets................................................. F-3
Consolidated Statements of Operations....................................... F-4
Consolidated Statements of Stockholders' Equity............................. F-5
Consolidated Statements of Cash Flows....................................... F-6
Notes to Consolidated Financial Statements.................................. F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Voxware, Inc.:

   We have audited the accompanying consolidated balance sheets of Voxware, Inc. (a Delaware corporation) and subsidiary as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voxware, Inc. and subsidiary as of June 30, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                          Arthur Andersen LLP

Princeton, New Jersey
August 11, 2000 (except with respect to
                Note 10 as to which the date is
                August 15, 2000)

                          VOXWARE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                 June 30,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
                                                              (In thousands,
                                                             except share and
                                                             per share data)
                           ASSETS
Current assets:
  Cash and cash equivalents................................. $    502  $ 2,438
  Short-term investments....................................    2,724    2,008
  Accounts receivable, net..................................      982      989
  Inventory, net............................................    1,089      249
  Prepaid expenses and other current assets.................      247      778
  Restricted cash...........................................      --       604
                                                             --------  -------
    Total current assets....................................    5,544    7,066
Property and equipment, net.................................      443      395
Intangible assets, net......................................   11,068    4,680
Other assets, net...........................................      385      451
                                                             --------  -------
                                                             $ 17,440  $12,592
                                                             ========  =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..................... $    998  $ 2,089
  Deferred revenues.........................................      195      531
                                                             --------  -------
    Total current liabilities...............................    1,193    2,620
                                                             --------  -------
Deferred rent...............................................      194      263
                                                             --------  -------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized;
   none issued and outstanding..............................      --       --
  Common stock, $.001 par value, 30,000,000 shares
   authorized;
   14,295,777 and 13,381,367 shares issued and outstanding
   at June 30, 2000 and 1999, respectively..................       14       13
  Additional paid-in capital................................   38,730   29,995
  Deferred compensation.....................................     (141)     --
  Unrealized gain (loss) on available-for-sale securities...       (2)       4
  Accumulated deficit.......................................  (22,548) (20,303)
                                                             --------  -------
    Total stockholders' equity..............................   16,053    9,709
                                                             --------  -------
                                                             $ 17,440  $12,592
                                                             ========  =======

        The accompanying notes are an integral part of these statements.

                          VOXWARE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended June 30,
                                                    -------------------------
                                                     2000     1999     1998
                                                    -------  -------  -------
                                                     (In thousands, except
                                                        per share data)
Revenues:
  Product revenues:
    Product sales.................................. $ 1,419  $   791  $   --
    License fees...................................   1,668      705    2,935
    Royalties and recurring revenues...............     488      511    1,918
                                                    -------  -------  -------
      Total product revenues.......................   3,575    2,007    4,853
  Service revenues.................................     226      879    1,029
                                                    -------  -------  -------
      Total revenues...............................   3,801    2,886    5,882
                                                    -------  -------  -------
Cost of revenues:
  Cost of product revenues.........................     799      429      142
  Cost of service revenues.........................      70      542      441
                                                    -------  -------  -------
      Total cost of revenues.......................     869      971      583
                                                    -------  -------  -------
        Gross profit...............................   2,932    1,915    5,299
                                                    -------  -------  -------
Operating expenses:
  Research and development.........................   2,835    2,058    4,726
  Sales and marketing..............................   2,870    2,513    3,844
  General and administrative.......................   2,140    1,691    2,467
  Amortization of purchased intangibles............   1,989      478      --
                                                    -------  -------  -------
    Total operating expenses.......................   9,834    6,740   11,037
                                                    -------  -------  -------
    Operating loss.................................  (6,902)  (4,825)  (5,738)
Interest income....................................     357      539      844
Gain on sale of tax loss carryforwards.............     501      --       --
Gain on sale of assets.............................   3,799      --       --
                                                    -------  -------  -------
Net loss........................................... $(2,245) $(4,286) $(4,894)
                                                    =======  =======  =======
Basic and diluted net loss per common share........ $ (0.16) $ (0.32) $ (0.38)
                                                    =======  =======  =======
Weighted average number of common shares
 outstanding.......................................  13,667   13,330   12,890
                                                    =======  =======  =======

        The accompanying notes are an integral part of these statements.

                          VOXWARE, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Stockholders' Equity
                          -----------------------------------------------------------------------------------------
                                                                     Accumulated
                            Common Stock    Additional                  Other
                          -----------------  Paid-in     Deferred   Comprehensive Comprehensive Accumulated
                            Shares   Amount  Capital   Compensation     Loss          Loss        Deficit    Total
                          ---------- ------ ---------- ------------ ------------- ------------- ----------- -------
                                                      (in thousands, except share data)
Balance, June 30, 1997..  12,497,258  $13    $28,488      $ --           $(2)                    $(11,123)  $17,376
 Exercise of common
  stock options.........     701,746  --       1,158        --           --                           --      1,158
 Issuance of common
  stock pursuant to
  Employee Stock
  Purchase Plan.........      74,109  --         189        --           --                           --        189
 Directors' stock based
  compensation expense..      19,411  --          80        --           --                           --         80
Comprehensive loss:
 Net loss...............         --   --         --         --           --          $(4,894)      (4,894)   (4,894)
 Unrealized gain on
  available-for-sale
  securities............         --   --         --         --             4               4          --          4
                                                                                     -------
 Comprehensive loss.....                                                             $(4,890)
                                                                                     =======
Balance, June 30, 1998..  13,292,524   13     29,915        --             2                      (16,017)   13,913
 Exercise of common
  stock options.........      11,000  --          19        --           --                           --         19
 Issuance of common
  stock pursuant to
  Employee Stock
  Purchase Plan.........      77,843  --          61        --           --                           --         61
Comprehensive loss:
 Net loss...............         --   --         --         --           --          $(4,286)      (4,286)   (4,286)
 Unrealized gain on
  available-for-sale
  securities............         --   --         --         --             2               2          --          2
                                                                                     -------
 Comprehensive loss.....                                                             $(4,284)
                                                                                     =======
Balance, June 30, 1999..  13,381,367   13     29,995        --             4                      (20,303)    9,709
 Exercise of common
  stock options.........     220,546  --         305        --           --                           --        305
 Issuance of common
  stock pursuant to
  Employee Stock
  Purchase Plan.........      19,570  --          13        --           --                           --         13
 Directors' stock based
  compensation expense..      24,294  --          40        --           --                           --         40
 Issuance of common
  stock in connection
  with the purchase of
  certain assets of
  InRoad, Inc...........     650,000    1      8,236        --           --                           --      8,237
 Option grants to
  consultants...........         --   --         141       (141)         --              --                     --
Comprehensive loss:
 Net loss...............         --   --         --         --           --          $(2,245)      (2,245)   (2,245)
 Unrealized loss on
  available-for-sale
  securities............         --   --         --         --            (6)             (6)         --        (6)
                                                                                     -------
Comprehensive loss......                                                             $(2,251)
                          ----------  ---    -------      -----          ---         =======     --------   -------
Balance, June 30, 2000..  14,295,777  $14    $38,730      $(141)         $(2)                    $(22,548)  $16,053
                          ==========  ===    =======      =====          ===         =======     ========   =======

        The accompanying notes are an integral part of these statements.

                          VOXWARE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Year Ended June 30,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Operating Activities:
  Net loss                                         $ (2,245) $ (4,286) $ (4,894)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization.................     2,265       688       224
   Provision for doubtful accounts...............        15       119       795
   Gain on sale of tax loss carryforwards........      (501)      --        --
   Gain on sale of assets........................    (3,799)      --        --
   Stock based compensation expense..............        40       --         80
Changes in assets and liabilities:
  Accounts receivable............................        (8)      602       773
  Inventory......................................      (761)      (32)      --
  Prepaid expenses and other current assets......       (13)     (496)       41
  Restricted cash................................       604      (604)      --
  Other assets...................................        66      (346)      (36)
  Accounts payable and accrued expenses..........      (887)      526    (1,030)
  Deferred revenues..............................      (336)      280      (258)
  Deferred rent..................................       (69)      (68)       87
                                                   --------  --------  --------
     Net cash used in operating activities.......    (5,629)   (3,617)   (4,218)
                                                   --------  --------  --------
Investing Activities:
  Purchases of short-term investments............   (15,163)  (34,995)  (65,506)
  Sales and maturities of short-term
   investments...................................    14,441    37,377    66,964
  Purchases of property and equipment............      (259)     (156)      (65)
  Proceeds from sale of tax loss carryforwards...       501       --        --
  Proceeds from sale of assets...................     4,146       --        --
  Purchase of certain assets of Inroad, Inc......      (240)      --        --
  Purchase of Verbex Voice Systems, Inc..........       (51)   (5,400)      --
                                                   --------  --------  --------
     Net cash provided by (used in) investing
      activities.................................     3,375    (3,174)    1,393
                                                   --------  --------  --------
Financing Activities:
  Proceeds from exercises of common stock
   options.......................................       305        19     1,158
  Issuance of common stock pursuant to
   Employee Stock Purchase Plan..................        13        61       189
                                                   --------  --------  --------
     Net cash provided by financing activities...       318        80     1,347
                                                   --------  --------  --------
Decrease in cash and cash equivalents............    (1,936)   (6,711)   (1,478)
Cash and cash equivalents, beginning of period...     2,438     9,149    10,627
                                                   --------  --------  --------
Cash and cash equivalents, end of period.........       502     2,438     9,149
Short-term investments, end of period............     2,724     2,008     4,388
                                                   --------  --------  --------
Cash, cash equivalents and short-term
 investments, end of period......................  $  3,226  $  4,446  $ 13,537
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
 TRANSACTIONS:
  Unrealized gain (loss) on short-term
   investments...................................  $     (6) $      2  $      4
                                                   ========  ========  ========
  Intangible assets recognized from InRoad
   transaction...................................  $  8,404  $    --   $    --
                                                   ========  ========  ========
  Purchase accounting adjustment related to
   inventory acquired
   from Verbex...................................  $    (79) $    --   $    --
                                                   ========  ========  ========

        The accompanying notes are an integral part of these statements.

                          VOXWARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

   Voxware, Inc.'s (the "Company") primary business is the development, marketing and selling of industrial voice-based solutions for distribution and logistics in e-commerce, retail, direct-to-consumer, wholesale and business-to-business operations. Products are sold direct to consumers, as well as through third party partners such as consultants, value added resellers (VARs) and system integrators. The Company's solutions enable workers to perform, through speech input of data, routine logistics tasks such as picking, receiving, returns processing, cycle counting, cross-docking and order entry. Solutions are available for all major market industry sectors, including consumer goods manufacturers, consumer packaged goods, direct to consumer (e-commerce and catalog), food and grocery, retail, third party logistics providers and wholesale distribution. Products are also deployed in package handling, mail sorting, manufacturing inspection and military combat applications. The Company has two major speech-recognition product lines: software and portable devices used for various mobile industrial and warehouse applications and stationary voice-based devices primarily used for warehouse receiving and package sorting applications. Both types of devices are based on the Company's proprietary speech recognition technology.

   In addition to the industrial voice-based solutions business, the Company also licenses its digital speech coding technologies and products on a limited basis to customers in the multimedia applications and consumer devices markets. Although the assets relating to the speech and audio coding business were sold to Ascend (a subsidiary of Lucent Technologies), the sale did not include the Company's rights and obligations under its then existing license agreements. In addition, with the consent of Ascend, the Company may continue to license our speech coding technologies for uses that are not competitive with Ascend. While the Company will continue to take advantage of favorable opportunities to license our speech coding technologies, it does not dedicate significant resources to the development, marketing or licensing of speech coding technologies.

   The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Since its inception, the Company has incurred significant losses and, as of June 30, 2000, the Company had an accumulated deficit of $22,548,000. In addition, the Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including the Company's ability to compete in the voice-based logistics market, the budgeting cycles of potential customers, the lengthy sales cycle of the Company's solutions, the volume of, and revenues derived from sales of products by the Company's value-added resellers that incorporate the Company's products into third-party customers' systems, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, the degree of success of the Company's efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by the Company or its licensees, and general economic conditions.

   As discussed in Note 10, subsequent to year end the Company sold 4,000 shares of Series A Convertible Preferred Stock and received proceeds of $3,840,000, net of transaction costs. Management of the Company believes that the cash, cash equivalents and short-term investments on hand as of June 30, 2000, plus the proceeds from the Series A Convertible Preferred Stock sale, will be sufficient to fund operations for the next twelve months.

                          VOXWARE, INC. AND SUBSIDIARY

Summary of Significant Accounting Policies

 Principles of Consolidation

   The accompanying consolidated financial statements include the financial statements of Voxware, Inc. and its wholly-owned subsidiary, Verbex Acquisition Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

 Revenue Recognition

   The Company generates revenues from products and services. Product revenues consist of product sales, license fees, and royalties and recurring revenues. Product sales represent shipments of portable and stationary voice-based products and solutions for various industrial and warehouse markets. Revenues from product sales are generally recognized upon shipment, provided there are no significant post-delivery obligations. The Company began shipping voice-based products subsequent to its acquisition of substantially all of the assets of Verbex Voice Systems, Inc. ("Verbex"), which occurred on February 18, 1999. License fees are generally derived from licensing the Company's voice-based software applications acquired in the Verbex transaction and from licensing the Company's speech compression technologies to customers in the multimedia and consumer devices markets. License fees are generally recognized upon shipment of the underlying technologies, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Royalties and recurring revenues include royalties, which are generally based on a percentage of licensees' sales or units shipped, and pre-determined periodic license fees. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the Company's technology. Recurring product license fees are generally recognized at the inception of the renewal period, provided that there are no significant post-delivery obligations, persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance support, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year. Service revenues from engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required. The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition and Views on Selected Revenue Recognition Issues" which is effective December 2000. The Company does not expect a material change to its accounting for revenues as a result of adopting the provisions of SAB 101.

 Research and Development

   Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed", development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is

                          VOXWARE, INC. AND SUBSIDIARY
available for general release to customers. To date, the establishment of technological feasibility of our product and general release of such product have substantially coincided. As a result, costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant and, therefore, we have not capitalized any such costs.

 Net Loss Per Share

   The Company has presented net loss per common share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

   Basic and diluted loss per common share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding. Stock options (2,738,250 outstanding as of June 30, 2000) have not been included in the diluted loss per common share calculation, since the impact is anti-dilutive due to the Company's losses.

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

   The following table details the Company's investments as of June 30, 2000 and 1999:

                                                     June 30, 2000
                                         --------------------------------------
                                                     Gross      Gross
                                         Amortized Unrealized Unrealized  Fair
                                           Cost      Gains      Losses   Value
                                         --------- ---------- ---------- ------
                                                     (in thousands)
U.S. Government Agencies................  $1,497     $ --       $  (1)   $1,496
Corporate obligations...................   1,580       --          (1)    1,579
                                          ------     -----      -----    ------
                                          $3,077     $ --       $  (2)   $3,075
                                          ======     =====      =====    ======
Included in cash and cash equivalents...  $  351     $ --       $ --     $  351
Included in short-term investments......   2,726       --          (2)    2,724
                                          ------     -----      -----    ------
                                          $3,077     $ --       $  (2)   $3,075
                                          ======     =====      =====    ======

                                                     June 30, 1999
                                         --------------------------------------
                                                     Gross      Gross
                                         Amortized Unrealized Unrealized  Fair
                                           Cost      Gains      Losses   Value
                                         --------- ---------- ---------- ------
                                                     (in thousands)
U.S. Government Agencies................  $  --      $ --       $ --     $  --
Corporate obligations...................   4,275         5         (1)    4,279
                                          ------     -----      -----    ------
                                          $4,275     $   5      $  (1)   $4,279
                                          ======     =====      =====    ======
Included in cash and cash equivalents...  $2,271     $ --       $ --     $2,271
Included in short-term investments......   2,004         5         (1)    2,008
                                          ------     -----      -----    ------
                                          $4,275     $   5      $  (1)   $4,279
                                          ======     =====      =====    ======

                          VOXWARE, INC. AND SUBSIDIARY

   The Company has not experienced any significant realized gains or losses on its investments during the years ended June 30, 2000 and 1999. For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. As of June 30, 2000 and 1999, all short-term investments were due within one year.

 Accounts Receivable

   Accounts receivable as of June 30, 2000 and 1999 consisted of the following:

                                                                   June 30,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
                                                                      (in
                                                                  thousands)
   Accounts receivable.......................................... $1,126  $1,350
   Less--allowance for doubtful accounts........................   (144)   (361)
                                                                 ------  ------
   Accounts receivable, net..................................... $  982  $  989
                                                                 ======  ======

 Inventory

   Inventory is stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory, net as of June 30, 2000 and 1999 consisted of the following:

                                                                    June 30,
                                                                  -------------
                                                                   2000   1999
                                                                  ------  -----
                                                                      (in
                                                                   thousands)
   Raw materials................................................. $  595  $ 226
   Work-in process...............................................    286     63
   Finished goods................................................    398    229
   Less--Inventory Reserve.......................................   (190)  (269)
                                                                  ------  -----
   Inventory, net................................................ $1,089  $ 249
                                                                  ======  =====

 Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets ranging from three to seven years. Maintenance, repairs and minor replacements are charged to expense as incurred.

 Long-Lived Assets

   The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and circumstances have occurred that indicate the remaining balance may not be recoverable. The assessment for potential impairment is based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. The Company does not believe that any such events or changes in circumstances have occurred. The amount of impairment of goodwill and other intangibles would be determined as part of the long-lived asset grouping being evaluated utilizing undiscounted net income over the remaining life of the asset. Where goodwill is identified with assets subject to an impairment loss, the carrying amount of the identified goodwill would be eliminated before making any reduction of the carrying amounts of the impaired long-lived assets and identifiable intangibles.

                          VOXWARE, INC. AND SUBSIDIARY

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

 Acquisition of Verbex Voice Systems, Inc. and Intangible Assets

   On February 18, 1999, the Company acquired substantially all of the assets of Verbex for a total of $5,422,000, which consists of $4,800,000 paid upon closing, a purchase price adjustment of $272,000, which was paid in October 1999 and transaction costs of $350,000. Upon payment in October 1999, the purchase price adjustment was released from an account that was established at the closing of the Verbex transaction. As of June 30, 2000, the escrow balance was released from restricted cash. The acquisition was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their fair market values at the acquisition date. The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles and goodwill. Intangible assets acquired from Verbex include capitalized software and underlying intellectual property rights, value added reseller agreements and relationships, customer lists and engineering workforce. These intangibles and goodwill are being amortized over four years, which represents the estimated economic life of these assets. Verbex's results of operations have been included in the Company's consolidated financial statements from the date of the acquisition.

   The following table lists the assets that were acquired and liabilities that were assumed as a result of the Verbex acquisition:

                                                      Year Ended June 30, 1999
                                                      ------------------------
                                                           (in thousands)
   Assets acquired:
     Accounts receivable.............................          $  456
     Inventory.......................................             218
     Prepaid expenses and other current assets,
      property and equipment and other assets........              68
     Intangible assets...............................           5,158
                                                               ------
                                                                5,900
                                                               ------
   Liabilities assumed:
     Accounts payable................................            (131)
     Accrued expenses................................            (352)
     Deferred revenues...............................             (17)
                                                               ------
                                                                (500)
   Price paid in cash (includes purchase price
    adjustment and transaction costs)................          $5,400
                                                               ======

                          VOXWARE, INC. AND SUBSIDIARY

   The following unaudited pro forma condensed combined statements of operations data for Voxware and Verbex for the years ended June 30, 1999 and 1998 gives effect to the transaction as if it occurred July 1, 1998:

                                                                Year Ended
                                                                 June 30,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                              (in thousands)
   Total revenues............................................ $ 4,603  $ 7,877
   Operating loss............................................  (6,070)  (8,353)
   Net loss..................................................  (5,527)  (7,492)
   Basic and diluted net loss per common share............... $ (0.42) $ (0.58)
                                                              -------  -------
   Weighted average number of common shares outstanding......  13,330   12,890
                                                              =======  =======

 Purchase of Certain Assets of InRoad, Inc.

   On April 4, 2000, the Company purchased certain assets (primarily intangible) of InRoad, Inc. for 650,000 shares of common stock valued at $5,375,000, 375,000 warrants to purchase common stock valued (using the Black-Scholes pricing model) at $2,861,000, $240,000 in cash, $121,000 in inventory and $49,000 in transaction costs. Substantially all of the purchase price was assigned to intangible assets acquired amounting to $8,404,000 including all industrial and intellectual property rights including patents, trademarks, licenses, copyrights and proprietary processes. These intangibles are being amortized over three years, which represents the estimated economic life of these assets. The asset purchase provided the Company with a voice-based hardware platform for the new VoiceLogistics product.

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

Intangible Assets

                                                                   June 30,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
                                                                (in thousands)
     Acquisition of Verbex Voice Systems, Inc.................. $ 5,131  $5,158
     Purchase of certain assets of InRoad......................   8,404     --
                                                                -------  ------
                                                                 13,535   5,158
   Less--Accumulated amortization..............................  (2,467)   (478)
                                                                -------  ------
   Intangible assets, net...................................... $11,068  $4,680
                                                                =======  ======

                          VOXWARE, INC. AND SUBSIDIARY

   Amortization expense was approximately $1,989,000, $478,000 and zero for the years ended June 30, 2000, 1999 and 1998, respectively.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and trade receivables. The Company invests its excess cash in highly liquid investments (short-term bank deposits). The Company's customer base principally comprises distribution and logistics companies in e-commerce, retail, direct-to-consumer, wholesale and business-to-business operations, as well as value-added resellers. The Company does not typically require collateral from its customers.

 Major Customers

   Two customers accounted for 13% and 14% of revenues for the year ended June 30, 2000. Accounts receivable due from these customers as of June 30, 2000 approximated $25,000 and $250,000, respectively. For the year ended June 30, 1999 two customers accounted for 13% and 12% of revenues.

 Income taxes

   Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

 Stock-Based Compensation

   The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 permits entities to provide pro forma disclosures of net income (loss) and net income (loss) per share for employee stock option grants as if the fair value based method of accounting defined by this standard had been applied (see Note 4).

 Comprehensive Income (Loss)

   The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income (loss). The only comprehensive income items the Company has are unrealized gains (losses) on available-for-sale securities and net loss.

 Segment Information

   The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during fiscal year 1999. Prior to the Company's acquisition of Verbex in February 1999, the

                          VOXWARE, INC. AND SUBSIDIARY

Company had been managed in one operating segment. Since the Verbex acquisition, the Company has been managed in two operating segments: industrial voice-based solutions and speech compression technologies. The voice-based solutions business relates to the Company's current business focus since the Verbex acquisition. The speech compression technologies business relates to the Company's business focus prior to the Verbex acquisition. In September 1999, the Company sold substantially all of the assets related to the speech compression business to Ascend. In connection with the sale to Ascend, the Company received a license back from Ascend to service the Company's existing speech compression licensees, and to continue to license the speech compression technologies for uses that are not competitive with Ascend, subject to the consent of Ascend. The Company does not expect to pro-actively market the speech compression technologies in the future, and expects new licensing activity relating to the speech compression technologies business to decrease significantly over time.

2. PROPERTY AND EQUIPMENT:

                                                                   June 30,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
                                                                      (in
                                                                  thousands)
   Equipment.................................................... $  549  $  652
   Leasehold improvements.......................................     92      92
   Furniture and fixtures.......................................    457     432
                                                                 ------  ------
                                                                  1,098   1,176
   Less--Accumulated depreciation...............................   (655)   (781)
                                                                 ------  ------
   Property and equipment, net.................................. $  443  $  395
                                                                 ======  ======

   Depreciation expense was approximately $243,000, $210,000 and $224,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                                    June 30,
                                                                   -----------
                                                                   2000  1999
                                                                   ---- ------
                                                                       (in
                                                                   thousands)
   Accounts payable............................................... $372 $  561
   Accrued compensation and benefits..............................  317    237
   Accrued professional fees......................................  163    117
   Accrued costs related to the Ascend and Verbex transactions
    (see Note 1)..................................................  --     793
   Other accrued expenses.........................................  146    381
                                                                   ---- ------
   Accounts payable and accrued expenses.......................... $998 $2,089
                                                                   ==== ======

4. STOCKHOLDERS' EQUITY:

 Stock Option Plans

   Pursuant to the 1994 Stock Option Plan, as amended (the "Plan"), the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. An aggregate of 4,000,000 shares of common stock have been reserved for issuance under the Plan. The exercise price for incentive stock options may not be less than 100% (110% for holders of 10% or more of the combined voting power of all classes of stock of the Company) of the fair value of the shares on the date of

                          VOXWARE, INC. AND SUBSIDIARY
grant and at least par value for nonqualified stock options. The period during which an option may be exercised is fixed by the Board of Directors up to a maximum of ten years (five years in case of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company) and options typically vest over a four-year period.

   Additionally, pursuant to the 1998 Stock Option Plan for Outside Directors (the "Outside Directors Plan") which was approved by the Company's stockholders in January 1998, the Company has granted a total of 100,000 options at exercise prices of $0.94 to $3.75 per share. Pursuant to the Outside Directors Plan, each non-employee director of the Company shall receive an option to purchase 30,000 shares of the Company's common stock (the "Initial Option") on the date of his or her election or appointment to the Board of Directors at an exercise price equal to the Company's stock price at the end of the day of his or her election or appointment to the Board of Directors (the "Initial Grant Date"). In addition, on the date of his or her re-election to the Board of Directors, if he or she is still a non-employee director on such date and has met certain other requirements defined in the Outside Directors Plan, he or she shall receive an option to purchase 10,000 shares of the Company's common stock (the "Additional Option") on the date of his or her re-election or appointment to the Board of Directors at an exercise price equal to the Company's stock price at the end of the day of his or her re-election or appointment to the Board of Directors (the "Additional Grant Date"). All options granted under the Outside Directors Plan shall be exercisable as to one-twelfth of the shares issued under each option on the last day of each of the 12 three-month periods immediately following the applicable grant date.

   Information relative to the 1994 Stock Option Plan, the Outside Options and the Outside Directors Plan is as follows:

                                                        Price Per    Aggregate
                                             Shares       Share      Proceeds
                                            ---------  ------------ -----------
   Outstanding at June 30, 1997............ 1,727,663  $0.50--$7.88 $ 5,720,448
     Granted...............................   845,650  $2.00--$5.69   3,164,213
     Exercised.............................  (701,871) $0.50--$6.00  (1,157,720)
     Canceled..............................  (461,767) $1.00--$7.88  (1,945,115)
                                            ---------  ------------ -----------
   Outstanding at June 30, 1998............ 1,409,675  $0.50--$7.88   5,781,826
     Granted............................... 1,182,500  $0.63--$2.38   1,521,988
     Exercised.............................   (11,000) $1.50--$2.00     (19,000)
     Canceled..............................  (343,100) $1.06--$7.88  (1,317,141)
                                            ---------  ------------ -----------
   Outstanding at June 30, 1999............ 2,238,075  $0.50--$7.88   5,967,673
     Granted............................... 1,448,752  $0.69--$7.69   3,455,439
     Exercised.............................  (220,546) $0.69--$7.50    (305,272)
     Canceled..............................  (728,031) $1.50--$7.88  (2,314,595)
                                            ---------  ------------ -----------
   Outstanding at June 30, 2000............ 2,738,250  $0.50--$7.88 $ 6,803,245
                                            =========  ============ ===========

   As of June 30, 2000, there were 838,391 options exercisable at an aggregate exercise price of $2,348,447. As of June 30, 2000, there were 423,462 additional options to purchase common stock available for grant under the 1994 Stock Option Plan. As of June 30, 1999, there were 761,803 options exercisable at an aggregate exercise price of $2,545,987.

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation. Accordingly, compensation cost has been computed based on the intrinsic value of the stock option at the date of grant,

                          VOXWARE, INC. AND SUBSIDIARY
which represents the difference between the exercise price and the fair value of the Company's stock. As the exercise price of the stock options equaled the fair value of the Company's stock at the date of option issuance, no compensation cost has been recorded in the accompanying statements of operations. Had compensation been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following pro forma amounts:

                                                        Year Ended June 30,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
                                                       (in thousands, except
                                                          per share data)
   Net loss:
     As reported..................................... $(2,245) $(4,286) $(4,894)
     Pro forma....................................... $(3,601) $(5,512) $(5,662)
   Net loss per share:
     As reported..................................... $ (0.16) $ (0.32) $ (0.38)
     Pro forma....................................... $ (0.26) $ (0.41) $ (0.44)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 2000, 1999 and 1998: risk-free interest rates ranging from 5.7% to 7.1% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 8 years for the options; and expected volatility of 75%.

   SFAS No. 123 method of accounting is not required to be applied to options granted prior to the fiscal year ended June 30, 1996. The resulting pro forma compensation cost may not be representative of that expected in future years. The weighted average fair value of options granted was $1.48, $0.99 and $2.93 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

   Information with respect to options outstanding at June 30, 2000 is as follows:

     Exercise                               Weighted Average
    Price Per              Weighted Average    Remaining       Number of
      Share       Shares    Exercise Price  Contractual Life Vested Shares
    ---------    --------- ---------------- ---------------- -------------
   $0.75--$1.63  1,498,500      $1.17             8.6           452,781
   $2.00--$3.00    139,000      $2.63             8.3            30,313
   $3.08--$3.88    430,000      $3.71             9.3            42,500
   $4.00--$7.88    670,750      $4.61             9.0           312,797
                 ---------      -----             ---           -------
                 2,738,250      $2.48             8.8           838,391
                 =========      =====             ===           =======

 Annual Stock Grant Retainer to Directors

   In January 1998 the Company's Board of Directors and stockholders approved a plan which provides for the granting of shares to non-employee directors. Each calendar year in which the Company holds an Annual Meeting of Stockholders, each non-employee director will receive shares valued at $10,000 based on the market price of the Company's common stock, as defined in the plan. In fiscal 1998 as part of this plan, the Company also granted shares to non-employee directors who had served as directors since the Company's initial public offering in October 1996. For the year ended June 30, 2000, the Company granted a total of 24,294 shares of common stock pursuant to this plan and recorded $40,000 associated compensation expense. The Company did not grant any shares pursuant to this plan during fiscal 1999 because the Company did not hold an Annual Meeting of Stockholders during fiscal 1999.

                          VOXWARE, INC. AND SUBSIDIARY

 Employee Stock Purchase Plan

   In December 1996 the Company adopted an Employee Stock Purchase Plan under
Section 423 of the Internal Revenue Code and reserved 200,000 shares of common stock for issuance under the plan. Under this plan, employees are entitled to purchase shares at 85% of the fair market value. During the years ended
June 30, 2000, 1999 and 1998, the Company issued 19,570, 77,843 and 74,109 shares of common stock, respectively, at average purchase prices of $0.69, $0.82 and $2.55 per share, respectively, pursuant to the Employee Stock Purchase Plan. As of June 30, 2000 all 200,000 reserved shares of common stock have been issued and the plan has been terminated.

5. CREDIT FACILITY:

   The Company has a $2,000,000 revolving line of credit with Silicon Valley Bank, as amended (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at the bank's prime lending rate. As amended on May 9, 2000, the Credit Facility requires the Company to secure all indebtedness with cash held at the bank's offices in an amount not less than 100% of the outstanding amount of all indebtedness we owe to the bank. The Credit Facility requires payment of all outstanding principal, if any, plus all accrued interest on May 8, 2001. In connection with the lease of the office facility, a $225,000 standby letter of credit was outstanding at June 30, 2000 naming the lessor of the office facility beneficiary of the standby letter of credit in the event of default on the lease. As required by the Credit Facility, the Company has secured the $225,000 standby letter of credit with cash that is included in "other assets" in the June 30, 2000 consolidated balance sheet.

6. 401(k) SAVINGS PLAN:

   Effective January 1997 the Company adopted a 401(k) Savings Plan (the "401(k) Plan") available to all employees. The 401(k) Plan permits participants to contribute up to 10% of their base salary to the 401(k) Plan not to exceed the limits established by the Internal Revenue Code. In addition, the Company matches 25% of employee contributions on the initial 6% contributed by employees. Employees vest immediately in all employee contributions and Company match contributions. In connection with the 401(k) Plan, the Company recorded compensation expense of approximately $27,000, $33,000 and $52,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

7. INCOME TAXES:

   As of June 30, 2000, the Company had approximately $20,300,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards begin to expire in 2009. As of June 30, 2000, a full valuation allowance has been provided on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of considering such factors as our limited operating history, the volatility of the market in which we compete and the operating losses incurred to date.

                          VOXWARE, INC. AND SUBSIDIARY

8. COMMITMENTS AND CONTINGENCIES:

   The Company leases its office facilities and certain equipment under operating leases with remaining noncancelable lease terms generally in excess of one year. Rent expense was approximately $301,000, $599,000 and $810,000 for the years ended June 30, 2000, 1999 and 1998, respectively. Future minimum rental payments for the Company's office facility and equipment under operating leases as of June 30, 2000 are as follows:

                                                                  (in thousands)
                                                                  --------------
   Year Ending June 30,
     2001........................................................     $  576
     2002........................................................        561
     2003........................................................        494
     2004........................................................        257
                                                                      ------
                                                                      $1,888
                                                                      ======

   In July 1998 the Company entered into a sublease agreement under which the Company subleased approximately 47% of its 18,000 total square feet of office space in its Princeton, New Jersey facility. Effective June 30, 2000 the Company has been released from its lease commitment for 9,500 square feet of the office space in Princeton, New Jersey. The remaining 8,500 square feet of this space is occupied by the sub-lessee and payments received under the sublease agreement offset all but $0.30 per square foot of our remaining lease commitment. The initial term of the sublease agreement will expire on May 31, 2003. The amounts expected to be received under the sublease agreement are not included in the above schedule.

   The Company has outstanding a $225,000 standby letter of credit in connection with the Company's office facility lease (see Note 5).

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

9. SEGMENT INFORMATION:

   The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. Prior to the Company's acquisition of Verbex in February 1999 (Note 1), the Company had been managed in one operating segment. Since the Verbex acquisition, the Company has been managed in two operating segments: industrial voice-based solutions and speech compression technologies. The voice-based solutions business relates to the Company's current business focus since the Verbex acquisition. The speech compression technologies business relates to the Company's business focus prior to the Verbex acquisition. In September 1999, the Company sold substantially all of the assets related to the speech compression business to Ascend. In connection with the sale to Ascend, the Company received a license back from Ascend to service the Company's existing speech compression licensees, and to continue to license the speech compression technologies for uses that are not competitive with Ascend, subject to the consent of Ascend. The Company does not expect to pro-actively market the speech compression technologies in the

                          VOXWARE, INC. AND SUBSIDIARY
future, and expects new licensing activity relating to the speech compression technologies business to decrease significantly over time.

   Business segment information for the year ended June 30, 2000 is included in the table below. Costs associated with corporate and administrative overhead expenses, are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition (Note 1), and the amortization of those assets, are included in the industrial voice-based products segment.

                                   Voice-Based     Speech Compression
                                 Products Segment Technologies Segment Total
                                 ---------------- -------------------- ------
   Revenues.....................      $1,786             $2,015        $3,801
   Loss from operations.........      (6,253)              (649)       (6,902)
   Depreciation and
    amortization................       2,037                228         2,265
   Identifiable assets..........      12,773              4,667        17,440

   Additionally, for the years ended June 30, 2000, 1999 and 1998, revenues included approximately $400,000, $524,000 and $543,000, respectively, of sales to customers outside the United States. These sales outside the United States related to the speech compression technologies segment.

10. SUBSEQUENT EVENT:

   On August 15, 2000 the Company completed a $4,000,000 private placement of Series A Convertible Preferred Stock and warrants to Castle Creek Technology Partners, LLC. The Company sold 4,000 shares of Series A Convertible Preferred Stock, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $3,840,000, net of transaction costs. The Company is obligated to redeem the Preferred Stock 30 months from the closing. The Preferred Stock has a 7% dividend payable in cash or equity, at the election of the holder, and is convertible into Voxware Common Stock at an initial conversion price of $3.025 per share, subject to adjustment, as defined. In addition, Castle Creek has received a warrant to purchase shares of Common Stock at an initial exercise price of approximately $3.44 per share, subject to adjustment, as defined. In fifteen months, the exercise price will be reset to the lesser of the initial exercise price or the market price of the Company's common stock as of the reset date. The Company has the right to require conversion of the Preferred Stock, and to redeem the warrant, if its common stock reaches certain price levels over a specified period of time. The Preferred stockholders have certain registration rights, as defined.