Form 10-Q
period 2000-09-30
VOXWARE INC
filed 2000-11-14
CIK 933454

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended September 30, 2000
                                               ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from
                                               --------------------


                       Commission File Number   0-021403
                                 VOXWARE, INC.
                                 -------------
            (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                                36-3934824
-------------------------------                                -------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                           Lawrenceville Office Park
                                 P.O. Box 5363
                          Princeton, New Jersey  08543
                                  609-514-4100
                  (Address, including zip code, and telephone
                  number (including area code) of registrant's
                          principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES   X   NO___
    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Shares Outstanding at October 31, 2000
-----------------------------             --------------------------------------
Common Stock, $.001 par value                               14,295,777


================================================================================

                                 VOXWARE, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION
------------------------------
      Item 1. Consolidated Financial Statements                                                Page No.
                                                                                               --------
               Consolidated Statements of Operations
                 Three Months Ended September 30, 2000 and 1999 (unaudited)................        3
               Consolidated Balance Sheets
                 September 30, 2000 (unaudited) and June 30, 2000..........................        4
               Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2000 and 1999 (unaudited)................        5
               Notes to Consolidated Financial Statements..................................        6
      Item 2. Management's Discussion and Analysis of Results of Operations
              and Financial Condition......................................................       10

PART II - OTHER INFORMATION
---------------------------
      Item 3. Submission of Matters to a Vote of Security Holders..........................       16
      Item 4. Other Information............................................................       16
      Item 5. Exhibits and Reports on Form 8-K.............................................       16

SIGNATURES.................................................................................       17
----------

PART I - FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                          Voxware, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                            2000         1999
                                                          --------     --------
                                                    (In thousands, except per share data)
Revenues:
  Product revenues:
       Product sales .................................    $    223     $    438
       License fees ..................................         238          206
       Royalties and recurring revenues ..............          60          190
                                                          --------     --------
               Total product revenues ................         521          834
  Service revenues ...................................          31          117
                                                          --------     --------
       Total revenues ................................         552          951
                                                          --------     --------
Cost of revenues:
  Cost of product revenues ...........................         137          260
  Cost of service revenues ...........................           2           45
                                                          --------     --------
       Total cost of revenues ........................         139          305
                                                          --------     --------
               Gross profit ..........................         413          646
                                                          --------     --------
Operating expenses:
  Research and development ...........................         672          471
  Sales and marketing ................................         853          570
  General and administrative .........................         845          453
  Amortization of purchased intangibles ..............       1,025          332
                                                          --------     --------
       Total operating expenses ......................       3,395        1,826
                                                          --------     --------
       Operating loss ................................      (2,982)      (1,180)
Interest income ......................................          69           63
Gain on sale of assets ...............................        --          3,799
                                                          --------     --------
Net income (loss) ....................................    $ (2,913)    $  2,682
                                                          ========     ========
Accretion of preferred stock to
   redemption value ..................................         (89)        --
                                                          --------     --------
Beneficial conversion
   feature treated as a dividend .....................      (1,244)        --
                                                          --------     --------
Basic and diluted earnings (loss) applicable per
common share .........................................    $  (0.30)    $   0.20
                                                          ========     ========
Shares used in computing earnings
 (loss) per common share:
       Basic .........................................      14,296       13,395
                                                          ========     ========
       Diluted .......................................      14,296       13,420
                                                          ========     ========

         The accompanying notes are an integral part of these statements

                          VOXWARE, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,  JUNE 30,
                                                                            2000        2000
                                                                          --------    --------
                                                                        (unaudited)
                                                      (In thousands, except share and per share data)
                                 ASSETS
Current assets:
  Cash and cash equivalents ...........................................   $  3,788    $    502
  Short-term investments ..............................................      1,506       2,724
  Accounts receivable, net ............................................        635         982
  Inventory, net ......................................................      1,222       1,089
  Prepaid expenses and other current assets ...........................        264         247
                                                                          --------    --------
     Total current assets .............................................      7,415       5,544
Property and equipment, net ...........................................        574         443
Intangible assets, net ................................................     10,043      11,068
Other assets ..........................................................        377         385
                                                                          --------    --------
                                                                          $ 18,409    $ 17,440
                                                                          ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ...............................   $  1,325    $    998
  Deferred revenues ...................................................        102         195
                                                                          --------    --------
     Total current liabilities ........................................      1,427       1,193
                                                                          --------    --------
Deferred rent .........................................................       --           194
                                                                          --------    --------
Warrants to purchase common stock .....................................        848        --
                                                                          --------    --------
Series A mandatorily redeemable convertible preferred stock ...........      3,002        --
                                                                          --------    --------

Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized;
     14,295,777 shares issued and outstanding at September 30, 2000 and
     June 30, 2000 ....................................................         14          14

  Additional paid-in capital ..........................................     39,962      38,730
  Deferred compensation ...............................................        (46)       (141)
  Unrealized (loss) on available-for-sale securities ..................         (4)         (2)
  Accumulated deficit .................................................    (26,794)    (22,548)
                                                                          --------    --------
     Total stockholders' equity .......................................     13,132      16,053
                                                                          --------    --------
                                                                          $ 18,409    $ 17,440
                                                                          ========    ========


        The accompanying notes are an integral part of these statements.

                          VOXWARE, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Three Months Ended September 30,
                                                                 --------------------------------
                                                                         2000       1999
                                                                      --------   --------
                                                                     (in thousands)
Operating Activities:
Net income (loss) .................................................   $(2,913)   $ 2,682
 Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
  Depreciation and amortization ...................................     1,076        406
  Provision for doubtful accounts .................................      --            8
  Gain on sale of tax loss carryforwards ..........................      --         (501)
  Gain on sale of assets ..........................................      --       (3,799)
  Stock based compensation expense ................................         4       --

 Changes in assets and liabilities:
  Accounts receivable .............................................       347        269
  Inventory .......................................................      (133)       (56)
  Prepaid expenses and other current assets .......................       (17)       620
  Restricted cash-current .........................................      --          204
  Other assets ....................................................         8          2
  Accounts payable and accrued expenses ...........................       327       (311)
  Deferred revenues ...............................................       (93)      (201)
  Deferred rent ...................................................      (194)       (17)
                                                                      -------    -------
    Net cash provided by (used in) operating activities ...........    (1,588)      (694)
                                                                      -------    -------
Investing Activities:
 Purchases of short-term investments ..............................      (520)    (7,658)
 Sales and maturities of short-term investments ...................     1,736      7,599
 Proceeds from sale of tax loss carryforwards .....................      --          501
 Proceeds from sale of assets .....................................      --        4,146
 Purchases of property and equipment ..............................      (182)       (39)
 Purchase of Verbex Voice Systems .................................      --         (347)
                                                                      -------    -------
    Net cash provided by (used in) investing activities ...........     1,034      4,202
                                                                      -------    -------
Financing Activities:
 Proceeds from issuance of series A convertible preferred stock
             and  warrants, net of  expenses ......................     3,840       --
 Proceeds from exercises of common stock options ..................      --           12
                                                                      -------    -------
    Net cash provided by financing activities .....................     3,840         12
                                                                      -------    -------
Increase in cash and cash equivalents .............................     3,286      3,520
Cash and cash equivalents, beginning of period ....................       502      2,438
                                                                      -------    -------
Cash and cash equivalents, end of period ..........................     3,788      5,958
Short-term investments, end of period .............................     1,506      2,066
                                                                      -------    -------
Cash, cash equivalents and short-term investments, end of period ..   $ 5,294    $ 8,024
                                                                      =======    =======
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Unrealized gain (loss) on short-term investments ..............   $    (4)   $    (1)
                                                                      =======    =======
    Accretion of preferred stock to redemption value ..............   $    89    $  --
                                                                      =======    =======
    Purchase accounting adjustment related to inventory acquired
     from Verbex ..................................................   $  --      $   (79)
                                                                      =======    =======
    Warrant to acquire common stock issued for finder's fee........   $    79       --
                                                                      =======    =======

        The accompanying notes are an integral part of these statements.

                                 VOXWARE, INC.
                   Notes To Consolidated Financial Statements


1.  BASIS OF PRESENTATION

        The consolidated financial statements for Voxware, Inc. and its wholly-owned subsidiary, Verbex Acquisition Corporation ("Voxware" or the "Company"), as of September 30, 2000 and for the three month periods ended September 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on August 31, 2000.

        The results of operations for the interim period ended September 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2001 or any other future periods.

2.  EARNINGS (LOSS) PER SHARE

        The Company has presented earnings (loss) per share, for the three months ended September 30, 2000 and 1999 pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Basic earnings
    (loss) per share was computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the three months ended September 30, 2000 and 1999. Diluted income per share for the three months ended September 30, 1999 was computed by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding using the treasury stock method. All common stock equivalents consist of common stock options. For the three months ended September 30, 1999, common stock options used in computing diluted income per share totaled 25,000. As of September 30, 2000, stock options and warrants ($3,641,623 outstanding as of September 30, 2000) have not been included in the diluted loss per common share calculation, since the impact is anti-dilutive due to the Company's losses.

                                                     Three Months Ended September 30,
                                                  ------------------------------------
                                                          2000        1999
                                                  ------------------------------------
                                                  (in thousands, except per share data)
Net income (loss) .....................................   $ (2,913)   $  2,682
Accretion of preferred stock to redemption value ......        (89)       --
Beneficial conversion feature treated as a dividend ...     (1,244)       --
                                                          --------    --------
     Net income (loss) available to common stockholders   $ (4,246)   $  2,682
Shares used in computing basic
    earnings (loss) per common share ..................     14,296      13,395
Basic earnings (loss) per common share ................   $  (0.30)   $   0.20
                                                          --------    --------
Effect of dilutive securities on shares used in
    computing diluted earnings per common share .......       --            25
Shares used in computing diluted earnings (loss)
    per common share ..................................     14,296      13,420
                                                          --------    --------
Diluted earning (loss) per common share ...............   $  (0.30)   $  (0.20)
                                                          ========    ========

3.  REVENUE RECOGNITION

        The Company generates revenues from products and services. Product revenues consist of product sales, license fees, and royalties and recurring revenues. Product sales represent shipments of portable and stationary voice-based products and solutions for various warehouse and industrial markets. Revenues from product sales are generally recognized upon shipment, provided there are no significant post-delivery obligations. License fees are generally derived from licensing the Company's speech compression technologies to customers in the multimedia and consumer devices markets and from licensing the Company's voice-based software applications. License fees are generally recognized upon shipment of the underlying technologies, provided persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Royalties and recurring revenues include royalties, which are generally based on a percentage of licensees' sales or units shipped, and pre-determined periodic license fees. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the Company's technology. Recurring product license fees are generally recognized at the inception of the renewal period, provided persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance support, including the amounts bundled with initial or recurring revenue, are recognized over the term of the maintenance support period, which is typically one year. Service revenues from engineering fees are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required.

4.  COMPREHENSIVE INCOME (LOSS)

        The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income. The only comprehensive income item the Company has is unrealized loss on available-for-sale securities.

        The following reconciles net income (loss) to comprehensive income
    (loss) for the three month periods ended September 30, 2000 and 1999:

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  --------------------------
                                                                    2000               1999
                                                                  -------             ------
                                                                         (IN THOUSANDS)
Net income (loss).....................                            $(2,913)            $2,682
Other comprehensive income:
Unrealized (loss) on available-for-sale securities....                 (4)                (1)
                                                                  -------             ------
Comprehensive income (loss).............................          $(2,917)            $2,681
                                                                  =======             ======

5.  PURCHASE OF CERTAIN ASSETS OF INROAD, INC.

        On April 4, 2000, the Company purchased certain assets (primarily intangible) of InRoad, Inc. for 650,000 shares of common stock valued at $5,375,000, 375,000 warrants to purchase common stock valued (using the Black-Scholes pricing model) at $2,861,000, $240,000 in cash and $49,000 in transaction costs. Substantially all of the purchase price was assigned to intangible assets acquired amounting to $8,404,000 including all industrial and intellectual property rights including patents, trademarks, licenses, copyrights and proprietary processes. These intangibles are being amortized over three years, which represents the estimated economic life of these assets.

6. ACQUISITION OF ASSETS OF VERBEX VOICE SYSTEMS, INC.

       On February 18, 1999, the Company acquired substantially all of the assets of Verbex for a total of $5,422,000, which consists of $4,800,000 paid upon closing, a purchase price adjustment of $272,000, which was paid in October 1999, and transaction costs of $350,000. Upon payment in October 1999, the purchase price adjustment was released from an account which was established at the closing of the Verbex transaction. As of September 30, 2000, the escrow balance was released from restricted cash. The acquisition was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed of Verbex based on their fair market values at the acquisition date. The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles and goodwill. Intangible assets acquired from Verbex include capitalized software and underlying intellectual property rights, value added reseller agreements and relationships, customer lists and engineering workforce. These intangibles and goodwill are being amortized over four years, which represents the estimated economic life of these assets. Verbex's results of operations have been included in the Company's consolidated financial statements from the date of the acquisition.

7. SALE OF ASSETS TO ASCEND

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

8. SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK

       The Company has authorized 10,000,000 shares of Preferred Stock with a $0.001 par value per share. As of September 30, 2000, 4,000 shares of Series A Mandatorily Redeemable Convertible Preferred Shares ("Series A") were designated as issued and outstanding. The Series A shares have a stated value of $1,000 per share. No preferred shares were issued and outstanding as of September 30, 1999.

       On August 15, 2000 the Company completed a $4,000,000 private placement of Series A and warrants to Castle Creek Technology Partners, LLC. The Company sold 4,000 shares of Series A, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $3,840,000, net of cash transaction costs. In addition to the cash transaction costs, the Company issued a warrant to acquire 50,000 shares of Common Stock to an investment advisor as a finder's fee. The exercise price for the warrants issued as a finder's fee is $3.44 per share and the warrant expires in four years. Using the Black-Sholes option pricing model, the Company determined the fair value of the warrants to be $79,000. The Company is obligated to redeem the Series A 30 months from the closing. The Series A has a 7% dividend payable in cash or equity, at the election of the holder, and is convertible into Voxware Common Stock at an initial conversion price of $3.025 per share, subject to adjustment, as defined. In addition, Castle Creek has received a warrant to purchase 727,273 shares of Common Stock at an initial exercise price of approximately $3.44 per share, subject to adjustment, as defined. In fifteen months, the exercise price will be reset to the lesser of the initial exercise price or the market price of the Company's common stock as of the reset date. The Company has the right to require conversion of the Series A, and to redeem the warrants, if its common stock reaches certain price levels over a specified period of time. The preferred stockholders have certain registration rights, as defined.

       The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A and warrants sold to Castle Creek based on the relative fair value of each instrument. The fair value of the Series A was determined based on a discounted cash flow analysis and the fair value of the warrants was determined based on the Black-Sholes option pricing model. As a result the Company allocated approximately $2,913,000 and $848,000 to the Series A and warrants, respectively. The warrants have been classified as a liability in the accompanying consolidated balance sheet because the warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined).

       The Company will accrete the Series A to its redemption value using the effective interest method over the redemption period of 30 months. Accordingly, the Company recorded $89,000 of accretion during the three months ended September 30, 2000.

       The Series A is convertible into shares of Common Stock on the date of issuance. After considering the allocation of the proceeds to the Series A and warrants, the Company determined that the Series A contained a beneficial conversion feature in a manner similar to a dividend. During the three months ended September 30, 2000 the Company recorded a preferred stock dividend for the beneficial conversion feature, in the amount of approximately
   $1,244,000, in a manner similar to a dividend.


9.  SEGMENT INFORMATION

       The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. Prior to the Company's acquisition of Verbex in February 1999 (Note 6), the Company had been managed in one operating segment. Since the Verbex acquisition, the Company has been managed in two operating segments: industrial voice-based solutions and speech compression technologies. The voice-based solutions business relates to the Company's current business focus since the Verbex acquisition. The speech compression technologies business relates to the Company's business focus prior to the Verbex acquisition. In September 1999, the Company sold substantially all of the assets related to the speech compression business to Ascend. In connection with the sale to Ascend, the Company received a license back from Ascend to service the Company's existing speech compression licensees, and to continue to license the speech compression technologies for uses that are not competitive with Ascend, subject to the consent of Ascend. The Company does not expect to pro-actively market the speech compression technologies in the future, and expects new licensing activity relating to the speech compression technologies business to decrease significantly over time.

       Business segment information for the three months ended September 30, 2000 is included in the table below. Costs associated with corporate and administrative overhead expenses are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition (Note 6), and the amortization of those assets, are included in the industrial voice-based products segment.


                                      Voice-Based          Speech Compression
                                    Products Segment       Technologies Segment       Total
                                    ----------------       --------------------       -----
Revenues                                $   240                   $  312            $   552
Loss from operations                     (2,669)                    (244)            (2,913)
Depreciation and amortization             1,044                       32              1,076
Identifiable assets                      12,114                    6,295             18,409

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


Overview

       Voxware designs, develops, markets and sells voice-based products for the logistics, fulfillment, distribution and package and mail sorting industries. Until February 1999, our business was developing, marketing and selling speech compression technologies and products to be used in websites, Internet telephony and consumer devices. In February 1999, we acquired from Verbex Voice Systems the assets and technology on which our current voice-based products are based. Since our acquisition of Verbex, we have significantly curtailed our speech compression technology business, and, in September 1999 we sold substantially all of the assets relating to that business. Our solutions are designed specifically for use in warehouses, distribution centers and other industrial settings, to enable workers to perform, through an interactive speech interface, the least automated logistics & fulfillment tasks such as picking, receiving, returns processing, cycle counting, cross-docking and order entry, more efficiently and effectively than with alternative technologies or methods. Voxware solutions are designed to be used in the logistics and fulfillment operations of most major market industry sectors, including consumer goods manufacturers, consumer packaged goods, direct to consumer (e-commerce and catalog), food and grocery, retail, third party logistics providers and wholesale distribution. Voxware's products are also deployed in package handling, mail sorting and manufacturing, inspection and military combat applications. Revenues are generated primarily from product sales, licenses and development services. Product sales consist of portable devices and software used for various mobile industrial and warehouse applications; stationary voice-based devices, primarily used for warehouse receiving and package sorting applications; and accessories that complement our product offerings, including microphones, headsets and computer hardware. We still generate some license fees from licensing our former speech compression products. We also generate some royalty revenues from our former speech compression business. Professional services consist of providing technical resources and assistance for customer-specific applications. Revenues from product sales are generally recognized when products are deployed for their intended use, or when they are shipped to a specific third party partner.

       Software product revenues are generally recognized upon shipment, provided persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalty revenues are recognized in the period of customer shipment. Service revenues consist of customer maintenance support and engineering fees. Customer maintenance support revenues are recognized over the term of the support period, which typically lasts for one year. Engineering fees are generally recognized upon customer acceptance or upon delivery if customer acceptance is not required. All research and development costs are expensed as incurred.

       The sale of the assets, relating to the speech and audio coding business, to Ascend did not include Voxware's rights and obligations under its then existing license agreements. We continue to derive revenue from existing licensees of our speech coding technology in the multimedia and consumer devices markets in the form of periodic license renewal fees, royalties and service fees. With the consent of Ascend, we may also license our speech coding technologies for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. Our new licensing activity relating to the speech coding technologies had been decreasing prior to the sale to Ascend and we expect this trend to continue. Furthermore, as we focus on voice-based systems for industrial markets, revenues from licenses of speech coding technologies will become a less significant portion of our revenues. For the quarter ended September 30, 2000 revenues related to the speech coding business accounted for 56% of total revenues for the quarter, while revenue from our voice-based solutions accounted for 44% of quarterly revenues. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we are not dedicating significant resources to the development, marketing or licensing of our speech coding technologies.

       In conjunction with our introduction of new product suite called VoiceLogistics(TM), Voxware acquired certain assets of InRoad, Inc. on April 4, 2000. This asset purchase includes ownership rights to all intellectual property, proprietary processes, and production equipment and tools necessary for us to manufacture a rugged, wireless hardware computer as part of our new VoiceLogistics product suite. This new platform is an integral component of our voice-based logistics products.

Results of Operations

Three Months Ended September 30, 2000 Versus Three Months Ended September 30,
1999

Revenues


       Voxware recorded revenues of $552,000 for the three months ended September 30, 2000 compared to revenues of $951,000 for the three months ended September 30, 1999. The $399,000 decrease in total revenues reflects a $215,000 decrease in speech recognition product sales, a $130,000 decrease in royalties and recurring revenues, and an $86,000 decrease in service revenues from the speech compression business. These decreases are partially offset by a $32,000 increase in license fees related to the speech compression business. The $215,000 decrease in speech recognition product sales is reflective of the Company's emphasis on development of new products for the logistics, fulfillment, distribution and package and mail sorting industries. In the course of focusing on those goals, the Company has not aggressively pursued new opportunities to sell legacy products. Due to the lengthier sales cycle of our voice-based product lines, this focus has resulted in reduced product revenues over the short-term when compared to prior periods. The $130,000 decrease in royalties and recurring revenues and the $86,000 decrease in service revenues is reflective of our change in focus from our speech compression business to our voice-based logistics solutions business.

       Total product revenues decreased $313,000 from $834,000 in the three months ended September 30, 1999 to $521,000 in the three months ended September 30, 2000. This decrease is due to a $215,000 decrease in voice-based product sales and a $130,000 decrease in royalties and recurring revenues, partially offset by a $32,000 increase in license fees related to our speech coding business. The decrease in product sales is reflective of our change in business focus towards the development, marketing and sale of our VoiceLogistics product suite, a voice-based solution set of software, hardware and professional services designed specifically for use in warehouses, distribution centers and other industrial settings to enable workers to perform typical logistics task such as picking, receiving, returns processing, cycle counting and order entry through a speech interface. The Company has focused its efforts on developing the market for this product, and has not aggressively pursued opportunities with its speech compression business. Royalties and recurring revenues are primarily related to the Company's speech compression business that was sold to Ascend, as discussed previously. The decrease in these revenues represents the decline in use of our speech coding products. We anticipate that revenues from the speech coding business will continue to decline. For the three month periods ended September 30, 2000 and 1999, 43% and 52% of the Company's product revenues were attributable to industrial speech recognition product sales, respectively, 46% and 25% were attributable to license fees, respectively, and 11% and 23% were attributable to royalties and recurring revenues, respectively.

       Service revenues are primarily attributable to customer maintenance support and fees for engineering services relating to our speech coding technologies business. For the three months ended September 30, 2000, service revenues totaled $31,000, reflecting a decrease of $86,000 from service revenues of $117,000 for the three months ended September 30, 1999. The decrease in service revenues is primarily attributable to the decline in customer maintenance support revenues related to our speech compression technologies as we shift our focus from the speech compression technologies and pursue market opportunities through our voice-based logistics products.

         Cost of Revenues

       Cost of revenues decreased $166,000 from $305,000 for the three months ended September 30, 1999 to $139,000 for the three months ended September 30, 2000.

       Cost of product revenues decreased from $260,000 for the three months ended September 30, 2000 to $137,000 for the three months ended September 30, 2000. This decrease in cost of product revenues is a direct result of the decrease in product sales for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Cost of product sales, as a percentage of product sales, remained relatively consistent for the quarters ended September 30, 2000 and 1999 at 61% and 59%, respectively.

       Cost of service revenues consists primarily of the expenses associated with customer maintenance support and engineering services. Cost of service revenues decreased $43,000 from $45,000 in the three months ended September 30, 1999 to $2,000 in the three months ended September 30, 2000. The decrease in cost of service revenues is directly attributable to the decrease in service revenues described above.


         Operating Expenses

       Total operating expenses increased by $1,569,000 (86%) from $1,826,000 in the three months ended September 30, 1999 to $3,395,000 in the three months ended September 30, 2000. Excluding noncash amortization of purchased intangibles totaling $1,025,000 for the three months ended September 30, 2000 and $332,000 for the three months ended September 30, 1999, operating expenses increased by $876,000 (59%). This increase primarily reflects costs associated with the implementation and development of our VoiceLogistics product suite, as well as an increase in headcount related to expansion in research and development, sales and marketing and administration, as well as other costs associated with the market development for Voxware's voice-based solutions business. Expenses have been incurred for several VoiceLogistics pilots during the quarter ended September 30, 2000, while none were taking place in the prior year quarter. As of September 30, 2000, our headcount totaled 48, compared to a total headcount of 29 as of September 30, 1999.

         Research and development expenses primarily consist of employee compensation, equipment and depreciation expenditures related to product research and development. Research and development expenses increased $201,000 (43%) from $471,000 in the three months ended September 30, 1999 to $672,000 in the three months ended September 30, 2000. As of September 30, 2000, we had a research and development staff of 19 compared to 10 at September 30, 1999.

       Sales and marketing expenses primarily consist of employee compensation (including sales commissions), travel expenses and trade shows. Sales and marketing expenses increased $283,000 (50%) from $570,000 in the three months ended September 30, 1999 to $853,000 in the three months September 30, 2000. These cost increases are due primarily to the hiring of several new personnel to better suit our sales and marketing objectives related to the development of the market for our VoiceLogistics product line. This increase also reflects the Company's involvement in a number of trade shows during the quarter, also related to the development of the VoiceLogistics market. As of September 30, 2000, Voxware had a sales and marketing staff of 17 compared to 9 at September 30, 1999.

       General and administrative expenses consist primarily of employee compensation, insurance, rent, office expenses and professional services. General and administrative expenses increased $392,000 (87%) from $453,000 in the three months ended September 30, 1999 to $845,000 in the three months ended September 30, 2000. The increase in general and administrative expense is reflective of costs associated with the expansion of our Cambridge facility, as well as other costs related to the growth of the organization and improvement of our infrastructure in order to facilitate future expansion. As of September 30, 2000, we had a general and administrative staff of 8 compared to 6 at September 30, 1999.

       Amortization of purchased intangibles totaled $1,025,000 for the three months ended September 30, 2000 compared to $332,000 for the three months ended September 30, 1999. The increase is due to the amortization of the intangible assets related to the InRoad transaction which closed in April 2000. The entire increase of $693,000 is attributable to the InRoad amortization, which did not exist in the prior year quarter. The total amount of intangibles capitalized from the Verbex acquisition approximated $5,191,000 and the total amount of intangibles capitalized from the InRoad transaction approximated $8,404,000.
The intangibles related to the Verbex and InRoad transactions are being amortized over four and three years, respectively (the estimated economic life of the assets).

Interest Income

       Interest income increased $6,000 (10%) to $69,000 for the three months ended September 30, 2000 from $63,000 for the three months ended September 30, 1999. Interest income remained relatively flat from the quarter ended September 30, 2000 compared to the prior year quarter. This is due to the relative consistency of the cash, cash equivalents and short-term investments balances from the prior year to the current year quarter. As of September 30, 2000, Voxware's cash, cash equivalents and short-term investments portfolio totaled $5,294,000 compared to $8,024,000 at September 30, 1999. The majority of the balance at September 30, 1999 is related to funds received from the sale of assets to Ascend which closed on September 21, 1999, while the majority of the balance at September 30, 2000 is related to funds received from the private placement of the Company's securities with Castle Creek Technology Partners, LLC which closed on August 15, 2000.

Income Taxes

       As of September 30, 2000, we had approximately $23,300,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of September 30, 2000, a full valuation allowance has been provided on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of the operating losses incurred to date.

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

Liquidity and Capital Resources

       As of September 30, 2000, we had a total of $5,294,000 in cash, cash equivalents and short-term investments consisting of $3,788,000 of cash and cash equivalents and $1,506,000 in short-term investments. Included in our cash, cash equivalents and short-term investments balance is $3,840,000 received upon the closing of the private placement of 4,000 shares of the Company's series A convertible preferred stock with Castle Creek Technology Partners, LLC in August 2000. Our cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, we have primarily financed our operations through the sale of equity securities.

       For the three months ended September 30, 2000, cash used in operating activities totaled $1,588,000. Cash used in operating activities was primarily attributable to a net loss of $2,913,000, which was comprised of a loss from operations totaling $1,888,000 excluding the non-cash amortization of purchased intangibles totaling $1,025,000, and changes in operating assets and liabilities.

For the three months ended September 30, 1999, cash used by operating activities totaled $694,000. Cash provided by operating activities was primarily attributable to net income of $2,682,000, which was comprised of the $3,799,000 gain on the sale of substantially all of the assets of our speech coding business to Ascend, offset by a loss from operations totaling $785,000 excluding the gain on the sale of assets and non-cash amortization of purchased intangibles totaling $332,000, and changes in operating assets and liabilities.

       For the three months ended September 30, 2000, cash provided by investing activities totaled $1,034,000, which consisted of $1,216,000 in net sales and maturities of short-term investments, partially offset by $182,000 in purchases of property and equipment. For the three months ended September 30, 1999, cash provided by investing activities totaled $4,202,000, which consisted of $4,146,000 proceeds from sale of assets, $501,000 from proceeds from sale of tax loss carryforwards, $59,000 in net purchases of short-term investments and $39,000 in purchases of property and equipment. For the three months ended September 30, 2000 cash provided by financing activities totaled $3,840,000, which represents the net proceeds from a private placement of 4,000 shares of the Company's series A convertible preferred stock ($1,000 stated value per share) and warrants with Castle Creek Technology Partners, LLC in August 2000. For the three months ended September 30, 1999 cash provided by financing activities totaled $12,000, which represents proceeds from exercises of common stock options.

       We have a $2,000,000 revolving line of credit with Silicon Valley Bank. Borrowings under the credit facility will bear interest at the bank's prime lending rate. As amended on May 9, 2000, the credit facility requires Voxware to secure all indebtedness with cash held at the bank's offices in an amount not less than 100% of the outstanding amount of all indebtedness we owe to the bank. The credit facility requires payment of all outstanding principal, if any, plus all accrued interest on May 8, 2001. In connection with the lease of our former office facility, 305 College Road East in Princeton, N.J., we have outstanding a $225,000 standby letter of credit at September 30, 2000 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that we default on the lease. As required by the credit facility, we have secured the $225,000 standby letter of credit with cash that is included in "other assets" in the September 30, 2000 balance sheet.

       We have no material commitments for capital expenditures except for those under operating leases for our facilities and leased equipment. At September 30, 2000, our working capital totaled approximately $5,988,000. We believe that our current cash, cash equivalents and short-term investments balances will be sufficient to fund our working capital and capital expenditures requirements, exclusive of cash required for possible acquisitions of, or investments in businesses, products and technologies for at least twelve months beyond September 30, 2000.

Item 3.  Submission of Matters to a Vote of Security Holders.  None


PART II - OTHER INFORMATION
---------------------------

Item 4.  Other Information.  None.


Item 5.   Exhibits and Reports on Form 8-K.

  Exhibits:    27.1      Financial Data Schedule (FDS) for current reporting
                         periods ended September 30, 2000.


  (b)  Reports on Form 8-K.
       Current Report on Form 8-K filed on August 11, 2000 (relating to the private placement of the Company's securities with Castle Creek Technology Partners, LLC).

       ---------------------------------------------------------------------

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 10, 2000


                                    VOXWARE, INC.
                                    (Registrant)



                                 By:  /s/ Bathsheba J. Malsheen
                                      -------------------------
                                      Bathsheba J. Malsheen, President and
                                      Chief Executive Officer



                                 By:  /s/ Nicholas Narlis
                                      -------------------
                                      Nicholas Narlis, Senior Vice President,
                                      Chief Financial Officer, Treasurer and
                                      Secretary
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)