Form 10-Q
period 2000-12-31
VOXWARE INC
filed 2001-02-14
CIK 933454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2000
                                                           -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________



                       Commission File Number   0-021403
                                 VOXWARE, INC.
                                 -------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                    36-3934824
    ---------------------------                         -------------
  (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

                           Lawrenceville Office Park
                                 P.O. Box 5363
                       Princeton, New Jersey  08543-5363
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
YES   X   NO
    -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Shares Outstanding at January 31, 2001
------------------------------           --------------------------------------
Common Stock, $.001 par value                           14,295,777

                                 VOXWARE, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION
------------------------------
   Item 1.   Consolidated Financial Statements (unaudited)                                                                  PAGE NO.
              Consolidated Statements of Operations
                Three and Six Months Ended December 31, 2000 and 1999......................................................      3

              Consolidated Balance Sheets
                December 31, 2000 and June 30, 2000........................................................................      4

              Consolidated Statements of Cash Flows
              Six Months Ended December 31, 2000 and 1999..................................................................      5

              Notes to Consolidated Financial Statements...................................................................      6

   Item 2.   Management's Discussion and Analysis of Results of Operations
             and Financial Condition......................................................................................       9

   Item 3.   Quantitative and Qualitative Disclosures about market risk...................................................      15

PART II - OTHER INFORMATION
--------------------------------------

   Item 1.   Legal Proceedings............................................................................................      16
   Item 2.   Changes in Securities and Use of Proceeds....................................................................      16
   Item 3.   Defaults Upon Senior Securities..............................................................................      16
   Item 4.   Submission of Matters to a Vote of Securityholders...........................................................      16
   Item 5.   Other Information............................................................................................      16
   Item 6.   Exhibits and Reports on Form 8-K.............................................................................      16

SIGNATURES................................................................................................................      17


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          Voxware, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                  Three Months Ended      Six Months Ended
                                                                     December 31,           December 31,
                                                                  2000        1999        2000        1999
                                                                 ------      ------      ------      ------
                                                                    (In thousands, except per share data)
Revenues:
Product revenues:
       Product revenues ....................................   $    256    $    218    $    479    $    656
       License fees ........................................         12         752         250         958
       Royalties and recurring revenues ....................         86           8         146         198
                                                                 ------      ------      ------      ------
               Total product revenues ......................        354         978         875       1,812
  Service revenues .........................................        100          34         131         150
                                                                 ------      ------      ------      ------
       Total revenues ......................................        454       1,012       1,006       1,962
                                                                 ------      ------      ------      ------
Cost of revenues:
  Cost of product revenues .................................        225         137         361         396
  Cost of service revenues .................................         55          10          58          55
                                                                 ------      ------      ------      ------
       Total cost of revenues ..............................        280         147         419         451
                                                                 ------      ------      ------      ------
               Gross profit ................................        174         865         587       1,511
                                                                 ------      ------      ------      ------
Operating expenses:
  Research and development .................................        671         723       1,343       1,194
  Sales and marketing ......................................        976         604       1,829       1,174
  General and administrative ...............................        491         515       1,336         968
  Amortization of purchased intangibles ....................      1,025         308       2,050         639
                                                                 ------      ------      ------      ------
       Total operating expenses ............................      3,163       2,150       6,558       3,975
                                                                 ------      ------      ------      ------
       Operating loss ......................................     (2,989)     (1,285)     (5,971)     (2,464)
Interest income ............................................         67         119         146         182
Gain on write down of warrants to fair value ...............        598          --         598          --
Gain on sale of tax loss carryforwards .....................        279         501         279         501
Gain on sale of assets .....................................         --          --          --       3,799
                                                                 ------      ------      ------      ------
Net income (loss) ..........................................   $ (2,045)   $   (665)   $ (4,948)   $  2,018
                                                                 ======      ======      ======      ======
Accretion of preferred stock to redemption value ...........   $   (200)   $     --    $   (289)   $     --
                                                                 ======      ======      ======      ======

Beneficial conversion feature treated as a dividend ........   $     --    $     --     $ (1,244)   $    --
                                                                 ======      ======      ======      ======
Basic and diluted earnings (loss) per common shares........    $  (0.16)   $  (0.05)   $  (0.45)   $   0.15
                                                                 ======      ======      ======      ======
Shares used in computing net income (loss) per common share:
       Basic ...............................................     14,296      13,423      14,296      13,409
                                                                 ======      ======      ======      ======
       Diluted .............................................     14,296      13,423      14,296      13,429
                                                                 ======      ======      ======      ======


        The accompanying notes are an integral part of these statements.

                          Voxware, Inc. and Subsidiary
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                 December 31,    June 30,
                                                                    2000           2000
                                                             --------------   -------------
                                                      (In thousands, except share and per share data)
                                 ASSETS
Current assets:
  Cash and cash equivalents ...................................   $  2,134    $    502
  Short-term investments ......................................      1,008       2,724
  Accounts receivable, net ....................................        753         982
  Inventory, net ..............................................      1,310       1,089
  Prepaid expenses and other current assets ...................        274         247
     Total current assets .....................................      5,479       5,544
Property and equipment, net ...................................        677         443
Intangible assets, net ........................................      9,019      11,068
Other assets ..................................................        375         385
                                                                  --------    --------
                                                                  $ 15,550    $ 17,440
                                                                  ========    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses .......................   $  1,251    $    998
  Deferred revenues ...........................................        119         195
                                                                  --------    --------
     Total current liabilities ................................      1,370       1,193
                                                                  --------    --------
Deferred rent .................................................         --         194
                                                                  --------    --------

Commitments and contingencies
Warrants to purchase common stock .............................        209          --
                                                                  --------    --------
Series A mandatorily redeemable convertible preferred stock ...      3,063          --
                                                                  --------    --------

Shareholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized;
     14,295,777 shares issued and outstanding at
     December 31, 2000 and June 30, 2000 ......................         14          14
  Additional paid-in capital ..................................     39,932      38,730
  Unrealized gain (loss) on available-for-sale securities......          6          (2)
  Deferred compensation .......................................        (14)       (141)
  Accumulated deficit .........................................    (29,030)    (22,548)
                                                                  --------    --------
     Total stockholders' equity ...............................     10,908      16,053
                                                                  --------    --------
                                                                  $ 15,550    $ 17,440
                                                                  ========    ========



        The accompanying notes are an integral part of these statements.

                          VOXWARE, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                   Six Months Ended December 31,
                                                                               ----------------------------------
                                                                                    2000                1999
                                                                               --------------          ----------
                                                                                           (in thousands)
Operating Activities:
 Net loss ...................................................................   $(4,948)               $ (2,018)
 Adjustments to reconcile net loss to net cash used in
    operating activities:
 Depreciation and amortization ..............................................     2,155                     779
 Provision for doubtful accounts ............................................        --                       8
 Gain on sale of tax loss carryforwards .....................................      (279)                   (501)
 Gain on write down of warrants to fair value ...............................      (598)                     --
 Gain on sale of assets .....................................................        --                  (3,799)
 Stock based compensation expense ...........................................         1                      20
 Changes in assets and liabilities:
  Accounts receivable .......................................................       229                     261
  Inventory .................................................................      (221)                   (214)
  Prepaid expenses and other current assets .................................       (27)                     22
  Restricted cash-current ...................................................        --                     604
  Other assets ..............................................................        10                    (121)
  Accounts payable and accrued expenses .....................................       253                    (783)
  Deferred revenues .........................................................       (76)                    (90)
  Deferred rent .............................................................      (194)                    (35)
                                                                               --------                 -------
    Net cash used in operating activities ...................................    (3,695)                 (1,831)
                                                                               --------                 -------
Investing Activities:
 Purchases of short-term investments ........................................    (4,784)                (12,645)
 Sales and maturities of short-term investments .............................     6,511                   8,631
 Purchases of property and equipment ........................................      (339)                   (148)
 Proceeds form sale of tax loss carryforwards ...............................       279                     501
 Proceeds from sale of assets ...............................................        --                   4,146
 Payment of contingent purchase price to Verbex Voice Systems ...............        --                     (51)
                                                                               --------                 -------
    Net cash provided by investing activities ...............................     1,667                     434
                                                                               --------                --------
Financing Activities:
 Proceeds from exercises of common stock options ............................        --                      12
 Proceeds from issuance of Series A convertible preferred stock and warrants,
      net of expenses .......................................................     3,660                      --
                                                                               --------                --------
    Net cash provided by financing activities ...............................     3,660                      12
                                                                               --------                --------
Increase (decrease) in cash and cash equivalents ............................     1,632                 (1,385)
Cash and cash equivalents, beginning of period ..............................       502                   2,438
                                                                               --------                --------
Cash and cash equivalents, end of period ....................................     2,134                   1,053
Short-term investments, end of period .......................................     1,008                   6,017
                                                                               --------                 -------
Cash, cash equivalents and short-term investments,
 end of period ..............................................................   $ 3,142                   7,070
                                                                                =======                ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Unrealized gain (loss) on short-term investments ........................   $     6                $     (5)
                                                                                ========                =======
    Accretion of preferred stock to redemption value ........................   $   268                $     --
                                                                                ========                =======
    Warrant to acquire common stock issued for finders fee ..................   $    79                $     --
                                                                                ========                =======
    Purchase accounting adjustment related to inventory acquired from
                    Verbex ..................................................   $    --                 $  (272)
                                                                                ========                =======

        The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                   Notes To Consolidated Financial Statements





1. BASIS OF PRESENTATION

       The consolidated financial statements for Voxware, Inc. and its wholly-owned subsidiary, Verbex Acquisition Corporation ("Voxware" or the "Company"), as of December 31, 2000, and for the three month and six month periods ended December 31, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on August 31, 2000.

       The results of operations for the interim periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2001 or any other future periods. The Company has incurred significant operating losses during the three months and six months ended December 31, 2000. Management believes that unless the Company is able to secure additional financing, its cash and cash equivalents and short-term investments will not be adequate to meet the Company's cash requirements over
   the next twelve months.   The Company has been advised by its independent
   public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending June 30, 2001, their auditors' report on those financial statements will be modified for that contingency.


2. EARNINGS  (LOSS) PER SHARE

       Basic net income (loss) per share was computed by dividing the net income
   (loss) available to common shareholders by the weighted average number of common shares outstanding during the three months ended December 31, 2000 and 1999 and for the six months ended December 31, 2000. Diluted income per share for the six months ended December 31, 1999 was computed by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding using the treasury stock method. Due to the company's net loss for the three months ended December 31, 2000 and 1999, and for the six months ended December 31, 2000, the effect of including outstanding common stock options in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock equivalents have not been included in the calculation of net loss per share and as a result, basic net loss per share is the same as diluted net loss per share for the three months ended December 31, 2000 and 1999, and the six months ended December 31, 2000. All common stock equivalents consist of common stock options and warrants to acquire common stock. For the six months ended December 31, 1999, common stock options used in computing diluted income per share totaled 20,000. As of December 31, 2000, stock options and warrants to acquire common stock (3,617,023) have not been included in the diluted loss per common share calculation since the impact is anti-dilutive.

                                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          DECEMBER 31,             DECEMBER 31,
                                                                  ---------------------------------------------------
                                                                         2000         1999        2000       1999
                                                                         ----         ----        ----       ----
                                                                          (IN THOUSANDS)           (IN THOUSANDS)
Net income (loss)...................................................   $(2,045)    $  (665)     $(4,948)    $ 2,018
Accretion of preferred stock to redemption value....................      (200)        ---         (289)         --
Beneficial conversion feature treated as a dividend.................       ---         ---       (1,244)         --
                                                                    -----------------------------------------------
Net income (loss) available to common shareholders..................   $(2,245)    $  (665)     $(6,481)    $ 2,018
                                                                    ===============================================
Shares used in computing basic earnings (loss) per
     common share...................................................    14,296      13,423       14,296      13,409
                                                                    ===============================================
Basic earnings (loss) per common share..............................   $ (0.16)    $ (0.05)     $ (0.45)    $  0.15
                                                                    ===============================================
Effect of dilutive securities on shares used in
      computing diluted earnings per common share...................       ---         ---          ---          20
                                                                    ===============================================
Shares used in computing diluted earnings (loss)
      per common share..............................................    14,296      13,423       14,296      13,429
                                                                    ===============================================
Diluted earning (loss) per common share.............................   $ (0.16)    $ (0.05)     $ (0.45)    $  0.15
                                                                    ===============================================


3. REVENUE RECOGNITION

   The Company generates revenues from products and services. Product revenues consist of product sales, license fees, and royalties and recurring revenues. Product sales represent shipments of portable and stationary voice-based products and solutions for various industrial and warehouse markets.
   Revenues from product sales are generally recognized upon shipment, provided
   there are no significant post-delivery obligations.   The Company began
   shipping voice-based products subsequent to its acquisition of substantially all of the assets of Verbex Voice Systems, In. ("Verbex"), which occurred on February 18, 1999. License fees are generally derived from licensing the Company's voice-based software applications acquired in the Verbex transaction and from licensing the Company's speech compression technologies to customers in the multimedia and consumer devices markets. License fees are generally recognized upon shipment of the underlying technologies, provided persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Royalties and recurring revenues include royalties, which are generally based on a percentage of licensees' sales or units shipped, and pre-determined periodic license fees. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the Company's technology. Recurring product license revenues are generally recognized at the inception of the renewal period, provided persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance support, including the amounts bundled, are recognized over the term of the maintenance support period, which is typically one year. Service revenues from engineering fees and fees for professional services are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required. The Securities and Exchange Commission has issued Staff Accounting Bulletin No.101 ("SAB 101"), "Revenue Recognition and Views on Selected Revenue Recognition Issues" which is effective the fourth quarter of the Company's fiscal June 30, 2001 year. The Company does not expect a material change to its accounting for computing or deriving revenues as a result of adopting the provisions of SAB 101.


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

       The following reconciles net income (loss) to comprehensive income (loss) for the three and six month periods ended December 31, 2000 and 1999:

                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          DECEMBER 31,                          DECEMBER 31,
                                             ----------------------------------------------------------------------------
                                                        2000              1999                2000                1999
                                                      -------            ------             --------             -------
                                                            (IN THOUSANDS)                         (IN THOUSANDS)

Net income (loss)............................          $(2,045)            $(665)            $ (4,948)             $2,018
Other comprehensive income:
 Unrealized gain (loss) on available-
  for-sale securities........................                6                (4)                   6                  (5)
                                                       -------            ------             --------              ------
Comprehensive net income (loss)..............          $(2,039)            $(669)            $(4,942)              $2,013
                                                       =======            ======             ========              ======


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

6. ACQUISITION OF ASSETS OF VERBEX VOICE SYSTEMS, INC.

       On February 18, 1999, the Company acquired substantially all of the assets of Verbex for a total of $5,422,000, which consists of $4,800,000 paid upon closing, a purchase price adjustment of $272,000, which was paid in October 1999, and transaction costs of $350,000. Upon payment in October 1999, the purchase price adjustment was released from an account, which was established at the closing of the Verbex transaction. As of December 31, 1999, the escrow balance was released from restricted cash. The acquisition was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed of Verbex based on their fair market values at the acquisition date. The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles and goodwill. Intangible assets acquired from Verbex include capitalized software and underlying intellectual property rights, value added reseller agreements and relationships, customer lists and engineering workforce. These intangibles and goodwill are being amortized over four years, which represents the estimated economic life of these assets. Verbex's results of operations have been included in the Company's consolidated financial statements from the date of the acquisition.

7. SALE OF ASSETS TO ASCEND

       On September 21, 1999, the Company's stockholders approved an agreement with Ascend Communications, Inc. ("Ascend", which is now a wholly owned subsidiary of Lucent Technologies, Inc.), to sell to Ascend for approximately $5,100,000 in cash substantially all of the Company's assets relating to what has historically been the Company's primary business of developing and licensing speech compression technologies and products. Upon closing in September 1999, the Company received $4,146,000 in cash. The Company had previously received $204,000 of the purchase price. The remaining $750,000, of the purchase price, is being held in escrow for 18 months (until March 21, 2001) to secure Voxware's indemnification provisions under the agreement with Ascend. As a result of the sale, the Company recorded a gain of $3,799,000 during the quarter ended September 30, 1999. Such gain does not include the $750,000 held in escrow. The sale to Ascend did not include the Company's rights and obligations under its existing license agreements and, as part of the sale, the Company received a license back from Ascend to use the technology necessary to service the Company's existing licensees in the speech compression business. With the consent of Ascend, the Company may also license the speech coding technologies to new licensees for uses that are not competitive with Ascend.

8. SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK

         The Company has authorized 10,000,000 shares of Preferred Stock with a $0.001 par value per share. As of December 31, 2000, 4,000 shares of Series A Preferred Convertible Preferred Stock ("Series A" Preferred) were designated as issued and outstanding. The Series A Preferred shares have a stated value of $1,000 per share. No preferred shares were issued and outstanding as of December 31, 1999.

      On August 15, 2000 the Company completed a $4,000,000 private placement of Series A and warrants to Castle Creek Technology Partners, LLC. The Company sold 4,000 shares of Series A, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $3,660,000, net of cash transaction costs. In addition to the cash transaction costs, the Company issued a warrant to acquire 50,000 shares of Common Stock to an investment advisor as a finder's fee. The exercise price for the warrants issued as a finder's fee is $3.44 per share and the warrant expires in four years. Using the Black-Sholes option-pricing model, the Company determined the fair value of the warrants were valued at $79,000.
   The Company is obligated to redeem the Series A Preferred 30 months from the closing. The Series A Preferred has a 7% dividend payable in cash or equity, at the election of the holder, and is convertible into Voxware Common Stock at an initial conversion price of $3.025 per share, subject to adjustment, as defined. In addition, Castle Creek has received a warrant to purchase 727,273 shares of Common Stock at an initial exercise price of approximately $3.44 per share, subject to adjustment, as defined. In fifteen months, the exercise price will be reset to the lesser of the initial exercise price or the market price of the Company's common stock as of the reset date. The Company has the right to require conversion of the Series A, and to redeem the warrants, if its common stock reaches certain price levels over a specified period of time. The preferred stockholders have certain registration rights, as defined.

       The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A and warrants sold to Castle Creek based on the relative fair value of each instrument. The fair value of the Series A was determined based on a discounted cash flow analysis and the fair value of the warrants was determined based on the Black-Sholes option-pricing model. As a result the Company allocated approximately $2,774,000 and $807,000 to the Series A and warrants, respectively. The warrants have been classified as a liability in the accompanying consolidated balance sheet because the warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of December 31, 2000, the outstanding warrants were adjusted to the fair value of the warrants based upon the closing stock price as of that date. As a result, the Company adjusted the warrants to $209,000, representing the fair market value as of December 31, 2000, using the Black-Sholes option-pricing model and recorded a gain on the write down of warrants to fair value of $598,000 for the three and six months ended December 31, 2000.

      The Company is accreting the Series A to its redemption value using the effective interest method through the redemption period of 30 months. Accordingly, the Company recorded $200,000 and $289,000 of accretion during the three and six months ended December 31, 2000 and none for the three and six months ended December 31, 1999.

      The Series A is convertible into shares of Common Stock on the date of issuance. After considering the allocation of the proceeds to the Series A and warrants, the Company determined that the Series A contained a beneficial conversion feature. The Company recorded the beneficial conversion feature in the amount of approximately $1,244,000, in a manner similar to a dividend for the six month ended December 31, 2000.

9. SEGMENT INFORMATION

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

       Business segment information for the six months ended December 31, 2000 is included in the table below. Corporate and administrative overhead expenses, including costs related to executive management, accounting and finance, information systems and human resources are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition (Note 6), and the amortization of those assets, are included in the industrial voice-based products segment.



                                                                             Speech Compression
                                                      Voice-Based Products       Technologies
                                                            Segment                Segment             Total
                                                      --------------------   ------------------        -----
Revenues                                                   $   556                 $  450            $ 1,006
Loss from operations                                        (5,414)                  (411)            (5,825)
Depreciation and amortization                                2,089                     66              2,155
Identifiable assets                                         11,085                  4,465             15,550


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

  OVERVIEW

Voxware designs, develops, markets and sells voice-based products for the logistics, fulfillment, distribution, and package and mail sorting industries. Until February 1999, our business was developing, marketing and selling speech compression technologies and products to be used in websites, Internet telephony and consumer devices. In February 1999, we acquired from Verbex Voice Systems the assets and technology on which our current voice-based products are based. Since our acquisition of Verbex, we have significantly curtailed our speech compression technology business, and in September 1999 we sold substantially all of the assets relating to that business. Our solutions are designed specifically for use in warehouses, distribution centers and other industrial settings, to enable workers to perform, through an interactive speech interface, the least automated logistics and fulfillment tasks such as picking, receiving, returns processing, cycle counting, cross-docking and order entry, more efficiently and effectively than with alternative technologies or methods. Voxware solutions are designed to be used in the logistics and fulfillment operations of most major market industry sectors, including consumer goods manufacturers, consumer packaged goods, direct to consumer (e-commerce and catalog), food and grocery, retail, third party logistics providers and wholesale distribution. Voxware's products are also deployed in package handling, mail sorting and manufacturing, inspection and military combat applications. Revenues are generated primarily from product sales, licenses and development services. Product sales consist of portable devices and software used for various mobile industrial and warehouse applications; stationary voice-based devices, primarily used for warehouse receiving and package sorting applications; and accessories that complement our product offerings, including microphones, headsets and computer hardware. We still generate some license fees from licensing our former speech compression products. We also generate some royalty revenues from our former speech compression business. Professional services consist of providing technical resources and assistance for customer-specific applications. Revenues from product sales are generally recognized when products are deployed for their intended use, or when they are shipped to a specific third party partner.

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

  The sale of the assets, relating to the speech and audio coding business, to Ascend did not include Voxware's rights and obligations under its then existing license agreements. We continue to derive revenue from existing licensees of our speech coding technology in the multimedia and consumer devices markets in the form of periodic license renewal fees, royalties and service fees. With the consent of Ascend, we may also license our speech coding technologies for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. Our new licensing activity relating to the speech coding technologies had been decreasing prior to the sale to Ascend and we expect this trend to continue. Furthermore, as we focus on voice-based systems for industrial markets, revenues from licenses of speech coding technologies will become a less significant portion of our revenues. For the quarter ended December 31, 2000 revenues related to the speech coding business accounted for 44% of total revenues for the quarter, while revenue from our voice-based solutions accounted for 56% of quarterly revenues. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we are not dedicating significant resources to the development, marketing or licensing of our speech coding technologies.

  In conjunction with the introduction of our new product suite called VoiceLogistics, Voxware acquired certain assets of InRoad, Inc. on April 4, 2000. This asset purchase includes ownership rights to all intellectual property, proprietary processes, and production equipment and tools necessary for us to manufacture a rugged, wireless hardware computer as part of our new VoiceLogistics product suite. This new platform is an integral component of our voice-based logistics products.

RESULTS OF OPERATIONS

  Revenues

  Voxware recorded revenues of $ 454,000 for the three months ended December 31, 2000 compared to revenues of $1,012,000 for the three months ended December 31, 1999. The $558,000 decrease in total revenues reflects a $740,000 decrease in speech recognition license fees, offset by an increase of $38,000 in voice-based product sales, $78,000 increase in royalties and recurring revenues, and a $66,000 increase from service revenues. On a year to date basis, total revenues decreased $956,000 from $1,962,000 for the six months ended December 31, 1999 to $1,006,000 for the six months ended December 31, 2000. As the Company pursues new market opportunities,

Voxware, has not aggressively pursued voice compression legacy products. Compared to December 31, 1999, $500,000 of the decrease in total product revenues can be attributed to the amendment of an existing customer contract, licensing our speech coding technologies. This customer accounted for 49% and 25%, respectively, of total revenues in the three and six month periods ended December 31, 1999, and 1% of total revenues in the three and six month period ended December 31, 2000. The decrease in total revenues is reflective of the Company's emphasis to develop new products for logistics, fulfillment, distribution and package and mail sorting industries. Since the sales cycle has lengthened for our voice-based product lines, product revenues, in the near term, will remain relatively constant.

  Total product revenues decreased $624,000 to $354,000 in the three months ended December 31, 2000 from $978,000 in the three months ended December 31, 1999. In the six month period ended December 31, 2000, product revenues totaled $875,000, reflecting a decrease of $937,000 from product revenues of $1,812,000 for the six months ended December 31, 1999. Product sales decreased $177,000 from $656,000 for the six months ended December 31, 1999 to $479,000 for the six months ended December 31, 2000. License fees decreased $708,000 or 74% to $250,000 for the six months ended December 31, 2000 from $958,000 as of December 31, 1999. As license fees decreased, royalties and recurring revenues resulting from these transactions also decreased. For the six months ended December 31, 2000, royalties and recurring revenue totaled $146,000 a decline of 26% or $52,000 compared to $198,000 for the six months ended December 31, 1999. The decrease in product revenues for the six month period is reflective of our change in business focus towards the development, marketing and sale of our VoiceLogisticsTM system. VoiceLogistics is a voice-based solution set of software, hardware and professional services designed specifically for use in warehouses, distribution centers and other industrial settings to enable workers to perform typical logistics task such as picking, receiving, returns processing, cycle counting and order entry through a speech interface. The Company has focused its efforts on developing the market for this product, and has not aggressively pursued opportunities with its speech compression business. Royalties and recurring revenues are primarily related to the Company's speech
compression business that was sold to Ascend, as discussed previously.   The
decrease in these revenues represents the decline in use of our speech coding products and we anticipate that revenues from the speech compression business will continue to decline. For the three month periods ended December 31, 2000 and 1999, approximately 72% and 22% of the Company's product revenues were attributable to voice-based sales, respectively, 4% and 77% were attributable to license fees, respectively, and 24% and 1% were attributable to royalties and recurring revenues, respectively. For the six month periods ended December 31, 2000 and 1999, approximately 55% and 36% of the Company's product revenues were attributable to integrated voice-based solutions, respectively, 28% and 53% were attributable to license fees, respectively, and 17% and 11% were attributable to royalties and recurring revenues, respectively.

  Service revenues were primarily attributable to customer maintenance support, fees for engineering services relating to our speech coding technologies business and professional service fees relating to voice based solutions. For the three months ended December 31, 2000, service revenues totaled $100,000, reflecting an increase of $66,000 from service revenues from $34,000 for the three months ended December 31, 1999. This increase was attributable to professional services implementation fees, of which 75% or $50,000, relate to industrial voice-based products. For the six months ended December 31, 1999, service revenues totaled $131,000, reflecting a decrease of $19,000 from service revenues of $150,000 for the six months ended December 31, 1999. The decrease in service revenues is primarily attributable to the decline in customer maintenance support revenues related to our speech compression technologies, offset by professional service fees relating to our voice-based logistics products.

  Cost of Revenues

  Cost of revenues increased $133,000 to $280,000 for the three months ended December 31, 2000 compared to $147,000 for the three months ended December 31, 1999. The increase in cost of revenues was attributable to an increase in cost of product revenues and an increase in cost of service revenues, reflecting materials, labor and overhead costs associated with the implementation of VoiceLogistics. Cost of revenues decreased $32,000 from $451,000 for the six months ended December 31, 1999 compared to $419,000 for the six months ended December 31, 2000 as a result of the decrease in product sales for the six months ended December 31, 2000.

  Cost of product revenues increased $88,000 to $225,000 for the three months ended December 31, 2000 from $137,000 in the prior year quarter. Such costs reflect materials, labor and overhead associated with the sale of our industrial voice-based products. On a year to date basis, cost of product revenues decreased $35,000 to $361,000 as of December 31, 2000 compared to $396,000 for the six months ended December 31, 1999. As of December 31, 2000, Voxware's manufacturing staff of four remained constant compared to December 31, 1999.

       Cost of services revenues increased $45,000 to $55,000 in the three months ended December 31, 2000 from $10,000 in the prior year period, December 31, 1999. Cost of service revenues consists primarily of the expenses associated with customer maintenance support, professional services, including employee compensation and travel expenditures. Cost of service revenues increased $3,000 from $55,000 in the six months ended December 31, 1999 to $58,000 for the six months ended December 31, 2000. The increase in cost of service revenues is directly attributable to the increase in service revenues described above.


  Operating Expenses

  Total operating expenses increased by $1,013,000 (47%) from $2,150,000 in the three months ended December 31, 1999 to $3,163,000 in the three months ended December 31, 2000. During the six month period ended December 31, 2000, operating expenses totaled $6,558,000, reflecting a $1,172,000 (35%) increase from total operating expenses of $3,975,000 for the six month period ended December 31, 1999, excluding amortization of purchased intangibles.
Amortization of $1,025,000 and $308,000 was recorded for the three months ended December 31, 2000 and 1999, respectively, and $2,050,000 and $639,000 for the six months ended December 31, 2000 and 1999. The increase for the three and six months ended December 31, 2000 from the three months ended December 31, 1999 is due to higher sales and marketing costs, as our focus is increasing on the market expansion with our VoiceLogistics product suite and implementation costs associated with various endeavors, which the Company is currently engaged. As of December 31, 2000, the Company's headcount totaled 49, compared to a total headcount of 35 as of December 31, 1999.

  Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Voxware's research and development expenses decreased slightly 7% or $52,000 from $723,000 in the three months ended December 31, 1999 to
$671,000 for the three months ended December 31, 2000.    During the six months
ended December 31, 2000 research and development expenses totaled $1,343,000, reflecting an increase of $149,000 (12%) from research and development expenses
of $1,194,000 for the six months ended December 31, 1999.    The increase
resulted from continual development associated with our voice-based solutions and a 71% increase in workforce. As of December 31, 2000, the Company's research and development team totaled 24 compared to 14 for the comparable period in 1999.

  Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses increased $372,000 (62%) from $604,000 in the three months ended December 31, 1999 to $976,000 in the three months December 31, 2000. In the six month period ended December 31, 2000, sales and marketing expenses totaled $1,829,000, reflecting an increase of $655,000 (56%) from sales and marketing expenses of $1,174,000 for the six months ended December 31, 1999. The increases are due primarily to the hiring of several new personnel to promote our VoiceLogistics product line and our increased involvement in trade shows. Our sales and marketing staff increased 30% over the prior year period ended December 31, 1999. As of December 31, 2000, our sales and marketing personnel comprised 13 compared to 10 in the comparable period in 1999.

  General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services.
General and administrative expenses decreased $24,000 (5%) from $515,000 in the three months ended December 31, 1999 to $491,000 in the three months ended December 31, 2000. The decrease resulted from the Company's relocation of its administrative offices. General and administrative expenses increased $368,000 (38%) from $968,000 for the six months ended December 31, 1999 to $1,336,000 for the six months ended December 31, 2000. Our general and administrative staff totaled 7 at December 31, 2000 and 1999. The increase in general and administrative expense is due to costs associated with the addition of our Cambridge office and consulting fees related directly to our continued financing efforts.

  Amortization of purchased intangibles totaled $1,025,000 and $308,000, respectively, for the three month periods ended December 31, 2000 and 1999, respectively. For the six months ended December 31, 2000 and 1999, amortization totaled $2,050,000 and $639,000, respectively. The amortization is attributable to the acquisition of Verbex, which approximated $5,191,000 and the Inroad transaction, which totaled approximately $8,404,000. The intangibles are being amortized over a three to four year period.


  Interest Income

  Interest income decreased $52,000 to $67,000 for the three months ended December 31, 2000 from $119,000 for the three months ended December 31, 1999. The decrease is primarily related to the decrease in Voxware's total cash, cash equivalents and short-term investments portfolio balance. As of December 31, 2000, Voxware's cash, cash equivalents and short-term investments portfolio totaled $3,142,000 compared to $7,070,000 at December 31, 1999.


  Income Taxes

  As of December 31, 2000, we had approximately $25,300,000 of federal net operating loss carryforwards, which will begin to expire in 2009 if not utilized. As of December 31, 2000, a full valuation allowance on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily because of the uncertainty regarding realization of the deferred asset, and as a result of the operating losses incurred to date.

  Gain on Write Down of Warrants to Fair Value

  On August 15, 2000 the Company completed a $4,000,000 private placement of Series A Preferred and warrants to Castle Creek Technology Partners, LLC. The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and warrants sold to Castle Creek based on the relative fair value of each instrument. The fair value of the warrants was determined based on the Black-Sholes option-pricing model. As a result the Company allocated approximately $807,000 to the warrants as of September 30, 2000. The warrants are classified as a liability in the accompanying consolidated balance sheet because the warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of December 31, 2000, the outstanding warrants were adjusted to the fair value of the warrants based upon the closing stock price as of that date. As a result, the Company adjusted the warrants to $209,000, representing the fair market value as of December 31, 2000, using the Black-Sholes option-pricing model and recorded a gain on the write down of warrants to fair value of $598,000 for the three and six months ended December 31, 2000.

  Gain on Sale of Tax Loss Carryforwards

  During 1999, the State of New Jersey passed legislation which allows New Jersey technology companies to apply for the transfer or sale of unused New Jersey state net operating losses and research and development tax credits for cash. Profitable companies can buy these losses and credits at a discount, thereby reducing their state tax obligation. Voxware applied to the State of New Jersey to sell up to approximately $14,900,000 of its net operating loss carryforwards. Voxware received a determination letter from the State of New Jersey to sell $7,480,000 of its New Jersey State net operating losses which, upon the sale provided Voxware $279,000 in cash as of December 31, 2000. As of December 31, 1999, the Company sold $7,420,000 of its New Jersey State net operating losses, which upon sale provided Voxware $501,000 in cash.

  Gain on Sale of Assets

  During the quarter ended September 30, 1999, the Company completed the sale of substantially all of the assets relating to our speech coding technology business for $5,100,000, of which $750,000 has been placed in escrow for a period of 18 months from the closing date to secure our indemnification obligations under the agreement with Ascend. Upon closing, we received $4,146,000 from Ascend. We had previously received a payment of $204,000 of the purchase price. For the six months ended December 31, 1999, we recorded a gain on the sale of the speech coding assets totaling $3,799,000, which reflects the total proceeds received to date totaling $4,350,000, less transaction costs of $517,000 and equipment transferred to Ascend totaling $34,000.

  LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 2000, the Company had a total of $3,142,000 in cash, cash equivalents and short-term investments consisting of $2,134,000 of cash and cash equivalents and $1,008,000 in short-term investments. Our cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, we have primarily financed our operations through the sale of equity securities.

  For the six months ended December 31, 2000, cash used in operating activities totaled $3,695,000. Net loss for the period totaled $4,948,000, which was comprised of: loss from operations totaling $5,971,000, offset by $598,000 gain on write down of warrants to fair value, and a gain on the sale of tax carryforwards of $279,000, amortization totaling $2,050,000 and changes in operating assets and liabilities. For the six months ended December 31, 1999, cash used to fund operations totaled $1,831,000. Cash used to fund operations was primarily attributable to the net operating loss of $2,464,000.

  For the six months ended December 31, 2000, cash provided by investing activities totaled $1,667,000, which consisted of $1,727,000 in net sales of short-term investments, proceeds from the sale of net operating loss carryforwards totaling $279,000, offset by $339,000 in purchases of property and equipment. For the six months ended December 31, 1999, cash used in investing activities totaled $434,000, which reflected $4,014,000 in net purchases of short-term investments, $148,000 in equipment purchases, $501,000 from the sale of tax credits, $4,146,000 from the sale of assets, and a $51,000 purchase price adjustment relating to the Verbex transaction. For the six months ended December 31, 2000 and 1999, cash provided by financing activities totaled $3,660,000 and $12,000, respectively, which amounts represent proceeds from the issuance of Series A convertible preferred stock and exercises of common stock options, respectively.

  We have a $2,000,000 revolving line of credit with Silicon Valley Bank. Borrowings under the credit facility will bear interest at the bank's prime lending rate. As amended on May 9, 2000, the credit facility requires Voxware to secure all indebtedness with cash held at the bank's offices in an amount not less than 100% of the outstanding amount of all indebtedness we owe to the bank. The credit facility requires payment of all outstanding principal, if any, plus all accrued interest on May 8, 2001. In connection with the lease of our former office facility, we have outstanding a $225,000 standby letter of credit at December 31, 2000 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that we default on the lease. As required by the credit facility, we have secured the $225,000 standby letter of credit with cash that is included in "other assets" in the December 31, 2000 balance sheet.

  We have no material commitments for capital expenditures except for those under operating leases for our facilities and leased equipment. At December 31, 2000, our working capital totaled approximately $4,109,000. Management believes that unless the Company is able to secure additional financing, its cash and cash equivalents and short-term investments will not be adequate to meet the Company's cash requirements over the next twelve months. The Company has been advised by its independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending June 30, 2001, their auditors' report on those financial statements will be modified for that contingency.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


  The Company does not usually utilize derivatives financial instruments in their investment portfolio. However, in conjunction with the Castle Creek transaction, the Company issued derivative financial instruments in the form of warrants, which are indexed to the Company's own stock. The value of the warrants fluctuates with the market value of the Company's common stock.

PART II - OTHER INFORMATION
---------------------------
ITEM 1.  Legal Proceedings
 None
ITEM 2.  Changes in Securities and Use of Proceeds
 None
ITEM 3.  Defaults Upon Senior Securities
 None
ITEM 4.  Submission of Matters to a Vote of Securityholders
 None
ITEM 5.  Other Information
 None

ITEM 6.  Exhibits and Reports on Form 8-K.

         Exhibits:
         (a) 27.1 Financial Data Schedule (FDS) for current reporting periods ended December 31, 2000.

         (b) Reports on Form 8-K. Current Report on form 8-K filed August 11, 2000 (relating to the private placement of the Company's securities with Castle Creek Technology Partners, LLC)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 2000


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