Form 10-Q
period 2001-03-31
VOXWARE INC
filed 2001-05-15
CIK 933454

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended  March 31, 2001
                                   ------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from
                                   ------------------



                         Commission File Number 0-21403
                                  VOXWARE, INC.
                                  -------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                       36-3934824
---------------------------                             ----------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

                           Lawrenceville Office Park
                           168 Franklin Corner Road
                        Lawrenceville, New Jersey 08648
                                  609-514-4100
                   (Address, including zip code, and telephone
                  number (including area code) of registrant's
                           principal executive office)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

YES   X   NO___
    -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Shares Outstanding at May 11, 2001
-----------------------------               ----------------------------------
Common Stock, $.001 par value                               15,009,777


================================================================================

                                  VOXWARE, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

     Item 1.   Consolidated Financial Statements (unaudited)                                               Page No.
                                                                                                           --------
                     Consolidated Statements of Operations
                          Three and nine Months Ended March 31, 2001 and 2000........................          3

                      Consolidated Balance Sheets
                          March 31, 2001 and June 30, 2000..........................................           4

                      Consolidated Statements of Cash Flows
                       Nine Months Ended March 31, 2001 and 2000....................................           5

                      Notes to Consolidated Financial Statements....................................           6

     Item 2.   Management's Discussion and Analysis of Results of Operations
                   and Financial Condition..........................................................          11

     Item 3.   Quantitative and Qualitative Disclosures about market risk...........................          15


PART II - OTHER INFORMATION
---------------------------

     Item 1.   Legal Proceedings....................................................................          16

     Item 2.   Changes in Securities and Use of Proceeds............................................          16

     Item 3.   Defaults Upon Senior Securities......................................................          17

     Item 4.   Submission of Matters to A Vote of Security Holders..................................          17

     Item 5.   Other Information....................................................................          17

     Item 6.   Exhibits and Reports on Form 8-K.....................................................          17


SIGNATURES..........................................................................................          18
----------

Item 1.  Consolidated Financial Statements

                         Voxware, Inc. and Subsidiary
                     Consolidated Statements of Operations
                                  (unaudited)


                                                                          Three Months Ended       Nine Months Ended
                                                                               March 31,                March 31,
                                                                          2001         2000         2001         2000
                                                                        --------------------      ---------------------
                                                                             (In thousands, except per share data)
Revenues:
  Product revenues:
       Product revenues ............................................    $    160     $    478     $    639     $  1,134
       License fees ................................................          64          328          314        1,286
       Royalties and recurring revenues ............................          41          213          187          411
                                                                        --------     --------     --------     --------
               Total product revenues ..............................         265        1,019        1,140        2,831
  Service revenues .................................................          35           32          166          182
                                                                        --------     --------     --------     --------
       Total revenues ..............................................         300        1,051        1,306        3,013
Cost of revenues:
  Cost of product revenues .........................................         142          221          503          625
  Cost of service revenues .........................................          10            4           68           55
                                                                        --------     --------     --------     --------
       Total cost of revenues ......................................         152          225          571          680
                                                                        --------     --------     --------     --------
               Gross profit ........................................         148          826          735        2,333
                                                                        --------     --------     --------     --------
Operating expenses:
  Research and development .........................................         908          863        2,251        2,053
  Sales and marketing ..............................................         948          765        2,777        1,938
  General and administrative .......................................         880          455        2,216        1,409
  Amortization of purchased intangibles ............................       1,025          324        3,075          964
                                                                        --------     --------     --------     --------
       Total operating expenses ....................................       3,761        2,407       10,319        6,364
                                                                        --------     --------     --------     --------
       Operating loss ..............................................      (3,613)      (1,581)      (9,584)      (4,031)
Interest income ....................................................          71           97          217          279
Gain on write down of warrants to fair value .......................         132           --          730           --
Gain on sale of tax loss carryforwards .............................          --           --          279          501

Gain on sale of assets .............................................         750           --          750        3,799
                                                                        --------     --------     --------     --------
Net income (loss) ..................................................    $ (2,660)    $ (1,484)    $ (7,608)    $    548
                                                                        ========     ========     ========     ========
Accretion of preferred stock to redemption value ...................    $   (192)    $     --     $   (481)    $     --
                                                                        ========     ========     ========     ========
Beneficial conversion feature treated as a dividend ................    $     --     $     --     $ (1,244)    $     --
                                                                        ========     ========     ========     ========

Basic and diluted earnings (loss) per common share .................    $  (0.20)    $  (0.11)    $  (0.65)    $   0.04
                                                                        ========     ========     ========     ========

Shares used in computing net income (loss) per common share:

       Basic .......................................................      14,296       13,575       14,296       13,514

       Diluted .....................................................      14,296       13,575       14,296       14,812

        The accompanying notes are an integral part of these statements.

                          Voxware, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                      March 31,                      June 30,
                                                                                        2001                           2000
                                                                                    -----------                      --------
                                                                                    (In thousands, except share and per share data)
                                      ASSETS
Current assets:
        Cash and cash equivalents ................................................     $  1,359                      $    502
        Short-term investments ...................................................          508                         2,724
        Accounts receivable, net .................................................          973                           982
        Inventory, net ...........................................................        1,418                         1,089
        Prepaid expenses and other current assets ................................          209                           247
                                                                                       --------                      --------
                Total current assets .............................................        4,467                         5,544
Property and equipment, net ......................................................          644                           443
Intangible assets, net ...........................................................        7,994                        11,068
Other assets .....................................................................          372                           385
                                                                                       --------                      --------
                                                                                       $ 13,477                      $ 17,440
                                                                                       ========                      ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued expenses ....................................     $  1,594                      $    998
        Deferred revenues ........................................................          488                           195
                                                                                       --------                      --------
                Total current liabilities ........................................        2,082                         1,193
                                                                                       --------                      --------
Deferred rent ....................................................................           --                           194
                                                                                       --------                      --------

Commitments and contingencies
Warrants to purchase common stock ................................................           77                            --
                                                                                       --------                      --------
Series A mandatorily redeemable convertible preferred stock ......................        3,255                            --
                                                                                       --------                      --------

Shareholders' equity:
        Common stock, $.001 par value, 30,000,000 shares authorized;
           14,295,777 shares issued and outstanding at
           March 31, 2001 and June 30, 2000 ......................................           14                            14
        Additional paid-in capital ...............................................       39,922                        38,730
        Unrealized gain (loss) on available-for-sale securities ..................           (5)                           (2)
        Deferred compensation ....................................................            4                          (141)
        Accumulated deficit ......................................................      (31,872)                      (22,548)
                                                                                       --------                      --------
                Total stockholders' equity .......................................        8,063                        16,053
                                                                                       --------                      --------
                                                                                       $ 13,477                      $ 17,440
                                                                                       ========                      ========

        The accompanying notes are an integral part of these statements.

                          Voxware, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                 Nine Months Ended March 31,
                                                                                             -----------------------------------
                                                                                                 2001                  2000
                                                                                             --------------        -------------
                                                                                                        (in thousands)
Operating Activities:
    Net income (loss) .................................................................         $ (7,608)              $    548
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization .....................................................            3,309                  1,174
    Provision for doubtful accounts ...................................................               --                     15
    Gain on sale of tax loss carryforwards ............................................             (279)                  (501)
    Gain on write down of warrants to fair value ......................................             (730)                    --
    Gain on sale of assets ............................................................               --                 (3,799)
    Release of Escrow .................................................................             (750)                    --
    Stock based compensation expense ..................................................                1                     20

    Changes in assets and liabilities:
        Accounts receivable ...........................................................                9                     88
        Inventory .....................................................................             (329)                  (341)
        Prepaid expenses and other current assets .....................................               38                     34
        Restricted cash-current .......................................................               --                    604
        Other assets ..................................................................               13                   (140)
        Accounts payable and accrued expenses .........................................              596                   (966)
        Deferred revenues .............................................................              293                   (194)
        Deferred rent .................................................................             (194)                   (52)
                                                                                                --------              ---------
            Net cash used in operating activities .....................................            5,631)                (3,510)
                                                                                                --------              ---------

Investing Activities:
    Purchases of short-term investments ...............................................               --                (15,150)
    Sales and maturities of short-term investments ....................................            2,235                 13,180
    Purchases of property and equipment ...............................................             (436)                  (223)
    Proceeds form sale of tax loss carryforwards ......................................              279                    501
    Proceeds from sale of assets ......................................................              750                  4,146
    Payment of contingent purchase price to Verbex Voice Systems ......................               --                    (51)
                                                                                                --------              ---------
            Net cash provided by investing activities .................................            2,828                  2,403
                                                                                                --------              ---------

Financing Activities:
    Proceeds from exercises of common stock options ...................................               --                    241
    Issuarce of common stock pursuant to Employee Stock Purchase Plan .................               --                     55
    Proceeds from issuance of Series A convertible preferred stock and warrants,
         net of expenses ..............................................................            3,660                     --
                                                                                                --------              ---------
            Net cash provided by financing activities .................................            3,660                    296
                                                                                                --------              ---------
Increase (decrease) in cash and cash equivalents ......................................              857                   (811)
Cash and cash equivalents, beginning of period ........................................              502                  2,438
                                                                                                --------              ---------
Cash and cash equivalents, end of period ..............................................            1,359                  1,627
Short-term investments, end of period .................................................              508                  3,967
                                                                                                --------              ---------
Cash, cash equivalents and short-term investments,
    end of period .....................................................................         $  1,867               $  5,594
                                                                                                ========               ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
            Unrealized loss on short-term investments .................................         $     (5)              $    (10)
                                                                                                ========               ========
            Accretion of preferred stock to redemption value ..........................         $    481               $     --
                                                                                                ========               ========
            Warrant to acquire common stock issued for finders fee ....................         $     79               $     --
                                                                                                ========               ========
            Purchase accounting adjustment related to inventory acquired from
                    Verbex ............................................................         $     --               $    (79)
                                                                                                ========               ========

       The accompanying notes are an integral part of these statements.

                                  Voxware, Inc.
                   Notes To Consolidated Financial Statements

1.   BASIS OF PRESENTATION

           The consolidated financial statements for Voxware, Inc. and its wholly-owned subsidiary, Verbex Acquisition Corporation ("Voxware" or the "Company"), as of March 31, 2001, and for the three month and nine month periods ended March 31, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on August 31, 2000.

           The results of operations for the interim periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2001 or any other future periods. The Company has incurred significant operating losses during the three months and nine months ended March 31, 2001. Management believes that unless the Company is able to secure additional financing, its cash and cash equivalents and short-term investments will not be adequate to meet the Company's cash requirements over the next twelve months. The Company has been advised by its independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending June 30, 2001, their auditors' report on those financial statements will be modified for that contingency.

2.   EARNINGS  (LOSS) PER SHARE

           Basic net income (loss) per share was computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the three months ended March 31, 2001 and 2000 and for the nine months ended March 31, 2001. Diluted income per share for the nine months ended March 31, 2000 was computed by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding using the treasury stock method. Due to the Company's net loss for the three months ended March 31, 2001 and 2000, and for the nine months ended March 31, 2001, the effect of including outstanding common stock options in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock equivalents have not been included in the calculation of net loss per share and as a result, basic net loss per share is the same as diluted net loss per share for the three months ended March 31, 2001 and 2000, and for the nine months ended March 31, 2001. All common stock equivalents consist of common stock options and warrants to acquire common stock. For the nine months ended March 31, 2000, common stock options used in computing diluted income per share totaled 1,298,000. As of March 31, 2001, stock options and warrants to acquire common stock (3,887,030) have not been included in the diluted loss per common share calculation since the impact is anti-dilutive.

                                                                        Three Months Ended            Nine Months Ended
                                                                            March 31,                     March 31,
                                                                   ------------------------------------------------------------
                                                                      2001           2000            2001             2000
                                                                      ----           ----            ----             ----
                                                                        (in thousands)                 (in thousands)
Net income (loss) ........................................         $   (2,660)    $    (1,484)    $     (7,60)    $         548
Accretion of preferred stock to redemption value .........               (192)             --            (481)
Beneficial conversion feature treated as a dividend ......                 --              --          (1,244)               --
                                                                   ----------     -----------     -----------     -------------
Net income (loss) available to common shareholders .......         $   (2,852)    $    (1,484)    $     (9,33)    $         548
                                                                   ==========     ===========     ===========     =============
Shares used in computing basic earnings (loss) per
     common share ........................................             14,296          13,575          14,296            13,514
                                                                   ==========     ===========     ===========     =============
Basic earnings (loss) per common share ...................         $    (0.20)    $     (0.11)    $     (0.65)    $        0.04
                                                                   ==========     ===========     ===========     =============
Effect of dilutive securities on shares used in
      computing diluted earnings per common share ........                 --              --              --         1,298,000
                                                                   ==========     ===========     ===========     =============
Shares used in computing diluted earnings (loss)
      per common share ...................................             14,296          13,575          14,296            14,812
                                                                   ==========     ===========     ===========     =============
Diluted earning (loss) per common share ..................         $    (0.20)    $     (0.11)    $     (0.65)    $        0.04
                                                                   ==========     ===========     ===========     =============

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

           The following reconciles net income (loss) to comprehensive income
      (loss) for the three and nine month periods ended March 31, 2001 and 2000:

                                                                     Three Months Ended              Nine Months Ended
                                                                          March 31,                      March 31,
                                                                   ----------------------------------------------------
                                                                     2001          2000              2001          2000
                                                                     ----          ----              ----         ----
                                                                       (in thousands)                  (in thousands)
     Net income (loss) ........................................... $(2,660)      $(1,484)          $(7,608)     $   548
     Other comprehensive income:
         Unrealized gain (loss) on available-
     securities ..................................................      (5)           (6)               (3)          10
                                                                   -------       -------           -------      -------
     for-sale Comprehensive net income (loss) .................... $(2,665)      $(1,490)          $(7,611)     $   538
                                                                   =======       =======           =======      =======

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

7.    SALE OF ASSETS TO ASCEND

          On September 21, 1999, the Company's stockholders approved an agreement with Ascend Communications, Inc. ("Ascend", which is now a wholly owned subsidiary of Lucent Technologies, Inc.), to sell to Ascend for approximately $5,100,000 in cash substantially all of the Company's assets relating to what has historically been the Company's primary business of developing and licensing speech compression technologies and products. Upon closing in September 1999, the Company received $4,146,000 in cash. The Company had previously received $204,000 of the purchase price. The remaining $750,000 of the purchase price was held in escrow for 18 months and released on March 21, 2001. The escrow represented Voxware's indemnification provisions under the agreement with Ascend. As a result of the sale, the Company recorded a gain of $3,799,000 during the quarter ended September 30, 1999 and a gain of $750,000 during the quarter ended March 31, 2001. The sale to Ascend did not include the Company's rights and obligations under its existing license agreements and, as part of the sale, the Company received a license back from Ascend to use the technology necessary to service the Company's existing licensees in the speech compression business. With the consent of Ascend, the Company may also license the speech coding technologies to new licensees for uses that are not competitive with Ascend.

8. SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK

          The Company has authorized 10,000,000 shares of Preferred Stock with a $0.001 par value per share. As of March 31, 2001, 4,000 shares of Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred") were designated as issued and outstanding. The Series A Preferred shares have a stated value of $1,000 per share. No preferred shares were issued and outstanding as of March 31, 2000.

          On August 15, 2000 the Company completed a $4,000,000 private placement of Series A Preferred and warrants to Castle Creek Technology Partners, LLC ("Castle Creek"). The Company sold 4,000 shares of Series A Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $3,660,000, net of cash transaction costs. In addition to the cash transaction costs, the Company issued a warrant to acquire 50,000 shares of Common Stock to an investment advisor as a finder's fee. The exercise price for the warrants issued as a finder's fee is $3.44 per share and the warrant expires in four years. Using the Black-Sholes option-pricing model, the Company determined the fair value of the warrants were valued at $79,000. The Company is obligated to redeem the Series A Preferred 30 months from the closing. The Series A Preferred has a 7% dividend payable in cash or equity, at the election of the holder, and is convertible into Voxware Common Stock at an initial conversion price of $3.025 per share, subject to adjustment, as defined. In addition, Castle Creek has received a warrant to purchase 727,273 shares of Common Stock at an initial exercise price of approximately $3.44 per share, subject to adjustment, as defined. In fifteen months, the exercise price will be reset to the lesser of the initial exercise price or the market price of the Company's common stock as of the reset date. The Company has the right to require conversion of the Series A Preferred, and to redeem the warrants, if its common stock reaches certain price levels over a specified period of time. The preferred stockholders have certain registration rights, as defined.

          The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and warrants sold to Castle Creek based on the relative fair value of each instrument. The fair value of the Series A Preferred was determined based on a discounted cash flow analysis and the fair value of the warrants was determined based on the Black-Sholes option-pricing model. As a result the Company allocated approximately $2,774,000 and $807,000 to the Series A Preferred and warrants, respectively. The warrants have been classified as a liability in the accompanying consolidated balance sheet because the warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of March 31, 2001, the outstanding warrants were adjusted to the fair value of the warrants based upon the closing stock price as of that date. As a result, the Company adjusted the warrants to $77,000, representing the fair market value as of March 31, 2001, using the Black-Sholes option-pricing model and recorded a gain on the write down of warrants to fair value of $132,000 and $730,000 for the three and nine months ended March 31, 2001.

          The Company is accreting the Series A Preferred to its redemption value using the effective interest method through the redemption period of 30 months. Accordingly, the Company recorded $192,000 and $481,000 of accretion during the three and nine months ended March 31, 2001 and none for the three and nine months ended March 31, 2000.

          The Series A Preferred is convertible into shares of Common Stock on the date of issuance. After considering the allocation of the proceeds to the Series A Preferred and warrants, the Company determined that the Series A Preferred contained a beneficial conversion feature. The Company recorded the beneficial conversion feature in the amount of approximately $1,244,000, in a manner similar to a dividend for the nine month ended March 31, 2001.

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

                    Business segment information for the nine months ended March 31, 2001 is included in the table below. Corporate and administrative overhead expenses, including costs related to executive management, accounting and finance, information systems and human resources are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition (Note 6), and the amortization of those assets, are included in the industrial voice-based products segment.

                                                                             Speech
                                                                           Compression
                                                        Voice-Based        Technologies
                                                     Products Segment        Segment           Total
                                                     ----------------        -------           -----
            Revenues                               $       675           $      631        $    1,306
            Loss from operations                        (5,453)              (1,056)           (6,509)
            Depreciation and amortization                3,171                  139             3,310
            Identifiable assets                          2,583               10,894            13,477

10. SUBSEQUENT EVENT RELATING TO THE PRIVATE PLACEMENT OF COMMON STOCK, AND REPURCHASE AND CONVERSION OF SERIES A PREFERRED

                    On April 19, 2001, the Company consummated a private placement of shares of common stock and common stock warrants to Castle Creek pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the private placement, the Company sold 714,000 shares (the "Common Shares") of common stock and a warrant to purchase an additional 2,142,000 shares of its common stock (the "Purchase Warrant"). The Common Shares were sold at a price of $.34 per share. The exercise price of the Purchase Warrant is $1.25 per share in the case of an optional exercise by Castle Creek, or 80% of the then market value (as defined in the Purchase Warrant) of the common stock in the case of a mandatory exercise required by the Company. Net proceeds to the Company from the private placement were approximately $190,000. Pursuant to the terms of the Purchase Agreement, the Company used $48,200 of such proceeds to repurchase 46 shares of the Company's Series A Preferred from Castle Creek. The balance of the proceeds is to be used by the Company for general working capital purposes.

                    In addition, pursuant to the terms of the Series A Preferred transaction (Note 8), Castle Creek elected on April 30, 2001 to convert 54 shares of Series A Preferred owned by it into 166,853 shares of common stock, and on May 11, 2001 to convert 25 shares of Common stock owned by it into 77,404 shares of common stock. Each share of Series A Preferred, plus the applicable dividend, converted into a number of common shares at a conversion price of $.34 per share, as further detailed in Note 8.

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

     Overview

     Voxware designs, develops, markets and sells voice-based products for the logistics, fulfillment, distribution, and package and mail sorting industries. Until February 1999 our business was developing, marketing and selling speech compression technologies and products to be used in websites, Internet telephony and consumer devices. In February 1999, we acquired from Verbex Voice Systems the assets and technology on which our current voice-based products are based. Since our acquisition of Verbex, we have significantly curtailed our speech compression technology business, and in September 1999 we sold substantially all of the assets relating to that business. Our solutions are designed specifically for use in warehouses, distribution centers and other industrial settings, to enable workers to perform, through an interactive speech interface, the least automated logistics and fulfillment tasks such as picking, receiving, returns processing, cycle counting, cross-docking and order entry, more efficiently and effectively than with alternative technologies or methods. Voxware solutions are designed to be used in the logistics and fulfillment operations of most major market industry sectors, including consumer goods manufacturers, consumer packaged goods, direct to consumer (e-commerce and catalog), food and grocery, retail, third party logistics providers and wholesale distribution. Voxware's products are also deployed in package handling, mail sorting and manufacturing, inspection and military combat applications. Revenues are generated primarily from product sales, licenses and development services. Product sales consist of portable devices and software used for various mobile industrial and warehouse applications; stationary voice-based devices, primarily used for warehouse receiving and package sorting applications; and accessories that complement our product offerings, including microphones, headsets and computer hardware. We still generate some license fees from licensing our former speech compression products. We also generate some royalty revenues from our former speech compression business. Professional services consist of providing technical resources and assistance for customer-specific applications. Revenues from product sales are generally recognized when products are deployed for their intended use, or when they are shipped to a specific third party partner.

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

     The sale of the assets, relating to the speech and audio coding business, to Ascend did not include Voxware's rights and obligations under its then existing license agreements. We continue to derive revenue from existing licensees of our speech coding technology in the multimedia and consumer devices markets in the form of periodic license renewal fees, royalties and service fees. With the consent of Ascend, we may also license our speech coding technologies for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. Our new licensing activity relating to the speech coding technologies had been decreasing prior to the sale to Ascend and we expect this trend to continue. Furthermore, as we focus on voice-based systems for industrial markets, revenues from licenses of speech coding technologies will become a less significant portion of our revenues. For the quarter ended March 31, 2001 revenues related to the speech coding business accounted for 38% of total revenues for the quarter, while revenue from our voice-based solutions accounted for 62% of quarterly revenues. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we are not dedicating significant resources to the development, marketing or licensing of our speech coding technologies.

     In conjunction with the introduction of our new product suite called VoiceLogistics(TM), Voxware acquired certain assets of InRoad, Inc. on April 4, 2000. This asset purchase includes ownership rights to all intellectual property, proprietary processes, and production equipment and tools necessary for us to manufacture a rugged, wireless hardware computer as part of our new VoiceLogistics product suite. This new platform is an integral component of our voice-based logistics products.

Results of Operations

     Revenues

     Voxware recorded revenues of $300,000 for the three months ended March 31, 2001 compared to revenues of $1,051,000 for the three months ended March 31, 2000. The $751,000 decrease in total revenues reflects a $318,000 decrease in voice-based product sales, a decrease of $264,000 in license fees, $172,000 decrease in royalties and recurring revenues, and a $3,000 increase from service revenues. On a year to date basis, total revenues decreased $1,707,000 from $3,013,000 for the nine months ended March 31, 2000 to $1,306,000 for the nine months ended March 31, 2001. As the Company pursues new market opportunities, Voxware has not aggressively pursued voice compression legacy products. Compared to March 31, 2000, $265,000 of the decrease in license fees relates to a strategic alliance agreement with ITT industries, Inc. "ITT", signed during the quarter ended March 31, 2000. The decrease in total revenues is reflective of the Company's emphasis on developing new products for logistics, fulfillment, distribution and package and mail sorting industries. Since the sales cycle has lengthened for our voice-based product lines, product revenues, have remained relatively constant.

        Total product revenues decreased $754,000 to $265,000 in the three months ended March 31, 2001 from $1,019,000 in the three months ended March 31, 2000. In the nine month period ended March 31, 2001, product revenues totaled $1,140,000, reflecting a decrease of $1,691,000 from product revenues of $2,831,000 for the nine months ended March 31, 2000. Product sales decreased $495,000 from $1,134,000 for the nine months ended March 31, 2000 to $639,000 for the nine months ended March 31, 2001. License fees decreased $972,000 76% to $314,000 for the nine months ended March 31, 2001 from $1,286,000 as of March 31, 2001. As license fees decreased, royalties and recurring revenues resulting from these transactions also decreased. For the nine months ended March 31, 2001, royalties and recurring revenue totaled $187,000 a decline of 55% or $224,000, compared to $411,000 for the nine months ended March 31, 2000. The decrease in product revenues for the nine month period is reflective of our change in business focus towards the development, marketing and sale of our VoiceLogisticsTM system. VoiceLogistics is a voice-based solution set of software, hardware and professional services designed specifically for use in warehouses, distribution centers and other industrial settings to enable workers to perform typical logistics task such as picking, receiving, returns processing, cycle counting and order entry through a speech interface. The Company has focused its efforts on developing the market for this product, and has not aggressively pursued opportunities with its speech compression business. Royalties and recurring revenues are primarily related to the Company's speech compression business that was sold to Ascend, as discussed previously. The decrease in these revenues represents the decline in use of our speech coding products and we anticipate that revenues from the speech compression business will continue to decline. For the three month periods ended March 31, 2001 and 2000, approximately 60% and 47% of the Company's product revenues were attributable to voice-based sales, respectively, 24% and 32% were attributable to license fees, respectively, and 16% and 21% were attributable to royalties and recurring revenues, respectively. For the nine month periods ended March 31, 2001 and 2000, approximately 56% and 40% of the Company's product revenues were attributable to integrated voice-based solutions, respectively, 28% and 45% were attributable to license fees, respectively, and 16% and 15% were attributable to royalties and recurring revenues, respectively.

        Service revenues were primarily attributable to customer maintenance support, fees for engineering services relating to our speech coding technologies business and professional service fees relating to voice-based solutions. For the three months ended March 31, 2001, service revenues totaled $35,000, reflecting an increase of $3,000 from service revenues of $32,000 for the three months ended March 31, 2000. For the nine months ended March 31, 2001, service revenues totaled $166,000, reflecting a decrease of $66,000 from service revenues of $182,000 for the nine months ended March 31, 2000. The decrease in service revenues is primarily attributable to the decline in customer maintenance support revenues related to our speech compression technologies, offset by professional service fees relating to our voice-based logistics products.

        Cost of Revenues

        Cost of revenues decreased $73,000 to $152,000 for the three months ended March 31, 2001 compared to $225,000 for the three months ended March 31, 2000. The decrease in cost of revenues is attributable to the decrease in product sales offset by an increase in cost of of service revenues, reflecting materials, labor and overhead costs associated with the implementation of VoiceLogistics. Cost of revenues decreased $109,000 from $680,000 for the nine months ended March 31, 2000 compared to $571,000 for the nine months ended March 31, 2001 as a result of the decrease in product sales for the nine months ended March 31, 2001.

        Cost of product revenues decreased $79,000, from $221,000 for the three months ended March 31, 2000 to $142,000 for the period ended March 31, 2001. Such costs reflect materials, labor and overhead associated with the sale of our industrial voice-based products. On a year to date basis, cost of product revenues decreased $122,000, to $503,000 as of March 31, 2001, compared to $625,000 for the nine months ended March 31, 2000. As of March 31,2001, Voxware's manufacturing staff of four remained constant compared to March 31, 2000.

        Cost of services revenues increased $6,000 to $10,000 in the three months ended March 31, 2001 from $4,000 in the prior year period, March 31, 2000. Cost of service revenues consists primarily of the expenses associated with customer maintenance support professional services, including employee compensation and travel expenditures. Cost of service revenues increased $13,000 from $55,000 in the nine months ended March 31, 2000 to $68,000 for the nine months ended March 31, 2001. The increase in cost of service revenues is directly attributable to the increase in service revenues described above.

        Operating Expenses

        Total operating expenses increased by $1,354,000, or 56% from $2,407,000 in the three months ended March 31, 2000 to $3,761,000 in the three months ended March 31, 2001. During the nine month period ended March 31, 2001, total operating expenses totaled $10,319,000, reflecting a $3,955,000, or 62% increase from total operating expenses of $6,364,000 for the nine month period ended March 31, 2000. The increase in total operating expenses for the three and nine months ended March 31, 2001 from the three and nine months ended March 31, 2000 is due to higher sales and marketing costs as we increase the market expansion of our VoiceLogistics product suite, and implementation costs associated with various endeavors which the Company is currently engaged. As of March 31, 2001, the Company's headcount totaled 56, compared to a total headcount of 38 as of March 31, 2000.

        Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Voxware's research and development expenses increased slightly by 5% or $45,000 from $863,000 in the three months ended March 31, 2000 to $908,000 for the three months ended March 31, 2001. During the nine months ended March 31, 2001 research and development expenses totaled $2,251,000, reflecting an increase of $198,000, or 10% from research and development expenses of $2,053,000 for the nine months ended March 31, 2001. The increase resulted from continual development associated with our voice-based solutions and an 88% increase in workforce. As of March 31, 2001, the Company's research and development team totaled 30, compared to 16 at March, 31, 2000.

        Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses increased $183,000, or 24% from $765,000 in the three months ended March 31, 2000 to $948,000 in the three months March 31, 2001. In the six month period ended March 31, 2001, sales and marketing expenses totaled $2,777,000, reflecting an increase of $839,000, or 43% from sales and marketing expenses of $1,938,000 for the nine months ended March 31, 2000. The increases are due primarily to the hiring of several new personnel to promote our VoiceLogistics product line and our increased involvement in trade shows. Our sales and marketing staff increased 27% over the prior year period ended March 31, 2000. As of March 31, 2001, our sales and marketing personnel comprised 14 compared to 11 at March 31, 2000.

        General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $425,000, or 93% from $455,000 in the three months ended March 31, 2000 to $880,000 in the three months ended March 31, 2001. General and administrative expenses increased $807,000, or (57%) from $1,409,000 for the nine months ended March 31, 2000 to $2,216,000 for the nine months ended March 31, 2001. Our general and administrative staff totaled 8 at March 31, 2001 compared to a staff of 6 at March 31, 2000. The increase in general and administrative expense is due to costs associated with the addition of our Cambridge office, consulting fees related directly to our continued financing efforts, and the addition of an information technology staff of 3 employees.

        Amortization of purchased intangibles totaled $1,025,000 and $324,000, respectively, for the three month periods ended March 31, 2001 and 2000, respectively. For the nine months ended March 31, 2001 and 2000, amortization totaled $3,075,000 and $964,000, respectively. The amortization is attributable to the 1999 acquisition of Verbex, which totalled approximately $5,191,000 and the April 2000 Inroad transaction, which totaled approximately $8,404,000. The intangible are being amortized over a three to four year period.

        Interest Income

        Interest income decreased $26,000 to $71,000 for the three months ended March 31, 2001 from $97,000 for the three months ended March 31, 2000. The decrease is primarily related to the decrease in Voxware's total cash, cash equivalents and short-term investments portfolio balance offset by interest received from the Ascend Escrow account released from restriction as of March 21, 2001. As of March 31, 2001, Voxware's cash, cash equivalents and short-term investments portfolio totaled $1,867,000, compared to $5,594,000 at March 31, 2000.

        Income Taxes

        As of March 31, 2001, we had approximately $25,300,000 of federal net operating loss carryforwards, which will begin to expire in 2009 if not utilized. As of March 31, 2001, a full valuation allowance has been provided on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of the operating losses incurred to date.

        Gain on Write Down of Warrants to Fair Value

        On August 15, 2000 the Company completed a $4,000,000 private placement of Series A Preferred and warrants to Castle Creek Technology Partners, LLC. The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and warrants sold to Castle Creek based on the relative fair value of each instrument. The fair value of the warrants was determined based on the Black-Sholes option-pricing model. As a result the Company allocated approximately $807,000 to the warrants as of September 30, 2000. The warrants are classified as a liability in the accompanying consolidated balance sheet because the warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of March 31, 2001, the outstanding warrants were adjusted to the fair value of the warrants based upon the closing stock price as of that date. As a result, the Company adjusted the warrants to $77,000, representing the fair market value as of March 31, 2001, using the Black-Sholes option-pricing model and recorded a gain on the write down of warrants to fair value of $132,000 and $730,000 for the three and nine months ended March 31, 2001.

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

        Gain on Sale of Assets

        During the quarter ended September 30, 1999, the Company completed the sale of substantially all of the assets relating to our speech coding technology business for $5,100,000, of which $750,000 had been placed in escrow until March 21, 2001 to secure our indemnification obligations under the agreement with Ascend. Upon closing, we received $4,146,000 from Ascend. We had previously received a payment of $204,000 of the purchase price. For the nine months ended March 31, 2000 we recorded a gain on the sale of the speech coding assets totaling $3,799,000, and for the quarter ended March 31, 2001, a gain of $750,000, which reflects the total proceeds received to date totaling $4,350,000, less transaction costs of $517,000 and equipment transferred to Ascend totaling $34,000.

        Liquidity and Capital Resources

        As of March 31, 2001, the Company had a total of $1,867,000 in cash, cash equivalents and short-term investments consisting of $1,359,000 of cash and cash equivalents and $508,000 in short-term investments. Our cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, we have primarily financed our operations through the sale of equity securities.

        For the nine months ended March 31, 2001, cash used in operating activities totaled $5,631,000. Net loss for the period totaled $9,584,00, which was comprised of: loss from operations totaling $9,584,000, offset by $730,000 gain on write down of warrants to fair value, $279,000 on gain on sale of tax loss carry forwards, and a gain on the sale of assets of $750,000, depreciation and amortization totaling $3,309,000 and changes in operating assets and liabilities. For the nine months ended March 31, 2000, cash used in operations totaled $3,510,000. Cash used in operations was primarily attributable to the net operating loss of $4,031,000.

        For the nine months ended March 31, 2001, cash provided by investing activities totaled $2,828,000, which consisted of $2,235,000 in net sales of short-term investments, proceeds from the sale of net operating loss carryforwards totaling $279,000, the proceeds released from Escrow of $750,000, offset by $436,000 in purchases of property and equipment. For the nine months ended March 31, 2000, cash provided by investing activities totaled $2,403,000, which reflected $1,970,000 in net purchases of short-term investments, $223,000 in equipment purchases, $501,000 from the sale of tax credits, $4,146,000 from the sale of assets, and a $51,000 purchase price adjustment relating to the Verbex transaction. For the nine months ended March 31, 2001 and 2000, cash provided by financing activities totaled $3,660,000 and $296,000, respectively, which amounts represent proceeds from the issuance of Series A Preferred and exercises of common stock options, respectively.

        We had a $2,000,000 revolving line of credit with Silicon Valley Bank, which expired on May 9, 2001. As amended on May 9, 2000, the credit facility required Voxware to secure all indebtedness with cash held at the bank's offices in an amount not less than 100% of the outstanding amount of all indebtedness we owe to the bank. The credit facility was not utilized and the company is currently exploring other viable financing options. In connection with the lease of our former office facility, we have outstanding a $225,000 standby letter of credit at December 31, 2000 naming the lessor of the office facility beneficiary of the standby letter of credit in the event that we default on the lease. As required by the credit facility, we have secured the $225,000 standby letter of credit with cash that is included in "other assets" in the March 31, 2001 balance sheet.

        We have no material commitments for capital expenditures except for those under operating leases for our facilities and leased equipment. As of March 31, 2001, our working capital totaled approximately $2,385,000. Management believes that unless the Company is able to secure additional financing, its cash and cash equivalents and short-term investments will not be adequate to meet the Company's cash requirements over the next twelve months. The Company has been advised by its independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending June 30, 2001, their auditors' report on those financial statements will be modified for that contingency.

        On April 19, 2001, the Company consummated a private placement of shares of common stock and common stock warrants to Castle Creek pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the private placement, the Company sold 714,000 shares (the "Common Shares") of common stock and a warrant to purchase an additional 2,142,000 shares of its common stock (the "Purchase Warrant"). The Common Shares were sold at a price of $.34 per share. The exercise price of the Purchase Warrant is $1.25 per share in the case of an optional exercise by Castle Creek, or 80% of the then market value (as defined in the Purchase Warrant) of the common stock in the case of a mandatory exercise required by the Company. Net proceeds to the Company from the private placement were approximately $190,000. Pursuant to the terms of the Purchase Agreement, the Company used $48,200 of such proceeds to repurchase 46 shares of the Company's Series A Preferred from Castle Creek. The balance of the proceeds is to be used by the Company for general working capital purposes.

         In addition, pursuant to the terms of the Series A Preferred transaction (Note 8), Castle Creek elected on April 30, 2001 to convert 54 shares of Series A Preferred owned by it into 166,853 shares of common stock, and on May 11, 2001 to convert 25 shares of Common stock owned by it into 77,404 shares of common stock. Each share of Series A Preferred, plus the applicable dividend, converted into a number of common shares at a conversion price of $.34 per share, as further detailed in Note 8.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

         The Company does not usually utilize derivatives financial instruments in our investment portfolio. However, in conjunction with the Castle Creek transaction, the Company issued derivative financial instruments in the form of warrants, which are indexed to the Company's own stock. The value of the warrants fluctuates with the market value of the Company's common stock.

PART II - OTHER INFORMATION
---------------------------

Item 1.       Legal Proceedings.
              None.

Item 2.       Changes in Securities and Use of Proceeds.

      On April 19, 2001, the Company consummated a private placement of shares of common stock and common stock warrants to Castle Creek pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the private placement, the Company sold 714,000 shares (the "Common Shares") of common stock and a warrant to purchase an additional 2,142,000 shares of its common stock (the "Purchase Warrant"). The Common Shares were sold at a price of $.34 per share. The exercise price of the Purchase Warrant is $1.25 per share in the case of an optional exercise by Castle Creek, or 80% of the then market value (as defined in the Purchase Warrant) of the common stock in the case of a mandatory exercise required by the Company. Net proceeds to the Company from the private placement were approximately $190,000. Pursuant to the terms of the Purchase Agreement, the Company used $48,200 of such proceeds to repurchase 46 shares of the Company's Series A Preferred from Castle Creek. The balance of the proceeds is to be used by the Company for general working capital purposes.

      In addition, pursuant to the terms of the Series A Preferred transaction (Note 8), Castle Creek elected on April 30, 2001 to convert 54 shares of Series A Preferred owned by it into 166,853 shares of common stock, and on May 11, 2001 to convert 25 shares of Common stock owned by it into 77,404 shares of common stock. Each share of Series A Preferred, plus the applicable dividend, converted into a number of common shares at a conversion price of $.34 per share, as further detailed in Note 8.

      The Purchase Agreement grants to Castle Creek certain rights of first refusal to purchase securities issued by the Company for a period of up to eighteen months. In addition, Castle Creek has been granted certain anti-dilution protection pursuant to which it could receive additional warrants to purchase shares of common stock (the "Additional Warrants") in the future. Such anti-dilution protection covers the securities purchased in the April 2001 private placement and, in certain respects, the shares of the Company's Series A Preferred issued to Castle Creek in August 2000 (Note 8).

      The Purchase Warrant expires one year from the closing of the private placement. The Company may require Castle Creek to exercise the Purchase Warrant on no more than three occasions, provided that at no time would Castle Creek hold more than 4.99% of the Company's common stock, and provided further that the Company meets certain other conditions, including achieving certain revenue milestones during the exercise period. The Company must use twenty percent of the proceeds of each such mandatory exercise to repurchase additional shares of the Company's Series A Preferred from Castle Creek.

      The Company and Castle Creek also entered into a Registration Rights Agreement (the "Registration Rights Agreement") in connection to the private placement. Pursuant to the Registration Rights Agreement, on April 27, 2001 the Company filed a Registration Statement with the Securities and Exchange Commission (the "SEC") relating to the registration of 5,770,000 shares of common stock. If the Registration Statement is not declared effective by the SEC by the 90th day following the closing date, the Company would be obligated to issue to Castle Creek warrants to purchase additional shares of common stock of the Company (the "Remedy Warrants"). The exercise price of the Remedy Warrants and the Additional Warrants is $.01 per share. If the Registration Statement is not declared effective by the SEC by the 90th day following the closing date (or the 120th day following the closing date if the registration statement is reviewed by the SEC), the Company would be obligated to pay to Castle Creek cash equal to 2% of the purchase price per month past the applicable deadline. Similar penalties would apply in the event the registration statement is not available for sales by Castle Creek after it is declared effective by the SEC. The number of shares to be registered represents the common shares purchased in the April 2001 private placement, the shares of common stock underlying the Purchase Warrant, and the estimated number of shares which could be issued pursuant to the Additional Warrants and the Remedy Warrants, and allowing for future adjustments thereto, if any. The Registration Rights Agreement also grants to Castle Creek certain piggyback registration rights.

  The securities issued in the private placement were offered and sold pursuant to an exemption from the registration requirements provided by Regulation D under the Securities Act of 1933, as amended. A copy of the Purchase Agreement (which includes the form of Additional Warrant), the Purchase Warrant and the Registration Rights Agreement (which includes the form of Remedy Warrant) are filed as exhibits to the Form 8-K filed by the Company on April 20, 2001, and are incorporated therein by reference.

--------------------------------------------------------------------------------

Item 3.       Defaults Upon Senior Securities.
              None.

Item 4.       Submission of Matters to a Vote of Security Holders.
              None.

Item 5.       Other Information.
              None.

Item 6.       Exhibits and Reports on Form 8-K.
              Exhibits:

              (a) Reports on Form 8-K. On April 20, 2001, the Company filed a report on form 8-K (relating to the private placement of the Company's securities with Castle Creek Technology Partners,
                  LLC)
--------------------------------------------------------------------------------

             SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             Date:  May 15, 2001


                                           VOXWARE, INC.
                                           (Registrant)



                                           By: /s/ Bathsheba J. Malsheen
                                               ---------------------------------
                                               Bathsheba J. Malsheen, President
                                               and Chief Executive Officer


                                           By: /s/ Nicholas Narlis
                                               ---------------------------------
                                               Nicholas Narlis, Senior Vice
                                               President,
                                               Chief Financial Officer,
                                               Treasurer and Secretary
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)