Form 10-K
period 2001-06-30
VOXWARE INC
filed 2001-10-15
CIK 933454

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended      June 30, 2001
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:     Yes [x] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,363,571 as of September 21, 2001, based upon the closing sale price of the common stock as quoted on the Nasdaq OTC Bulletin Board. This amount excludes an aggregate of 70,256 shares of common stock held by executive officers, directors and by each individual and entity that owns 5% or more of the common stock outstanding at September 21, 2001. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares of the registrant's common stock outstanding as of September 21, 2001 was 16,087,263.

-------------------------------------------------------------------------------

                                 VOXWARE, INC.

                            FORM 10-K ANNUAL REPORT

                      For Fiscal Year Ended June 30, 2001

                               TABLE OF CONTENTS

PART I
Item 1.   Business......................................................................................................       3

Item 2.   Properties....................................................................................................      10

Item 3.   Legal Proceedings.............................................................................................      10

Item 4.   Submission of Matters to a Vote of Security Holders...........................................................      11

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters ....................................      12

Item 6.   Selected Financial Data.......................................................................................      13

Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition.........................      14

Item 8.   Financial Statements and Supplementary Data...................................................................      21

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................      21

PART III

Item 10.  Directors and Executive Officers of the Registrant ...........................................................      21

Item 11.  Executive Compensation .......................................................................................      23

Item 12.  Security Ownership of Certain Beneficial Owners and Management................................................      27

Item 13.  Certain Relationships and Related Transactions ...............................................................      28

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............................................      28

Index to Financial Statements...........................................................................................     F-1

                                     PART I

     This annual report on Form 10-K contains some "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management, as well as assumptions made by and the information currently available to our management. When used in this annual report, the words "estimate, "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this annual report. Such risks and uncertainties include, but are not limited to those included under "Important Factors Regarding Forward-Looking Statements," attached as Exhibit 99. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent circumstances, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this annual report, or to reflect the occurrence of unanticipated events. You should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.


ITEM 1.    BUSINESS.

Overview

     Voxware, Inc. is a Delaware corporation, incorporated in 1993. We design, develop, market and sell voice-based solutions for the logistics, distribution and package sorting industries. Our primary product offering is called VoiceLogistics(TM). VoiceLogistics(TM) is a voice-based solution set of software, hardware and professional services used for various mobile industrial and warehouse applications. Our solutions are designed specifically for use in warehouses, distribution centers and other industrial settings, to enable workers to perform, through speech interface, typical logistics tasks such as picking, receiving, returns processing, cycle counting, cross-docking and order entry, frequently in a more efficient and effective manner than with alternative methods. Our products consist of software and proprietary hardware that will generally work with wireless local area networks, networking, web and speech technology to provide a mobile, networked connection between the warehouse management system, workers and management. We believe that our VoiceLogistics(TM) solution is unique in the industry today because it is the first web-optimized speech recognition system, deployed in an industrial application, that delivers a networked, interactive voice interface to computer systems.

     Our voice-based systems are designed to provide large companies that operate warehouses and distribution centers, a more efficient way for their workers to perform a wide variety of logistics tasks. Our VoiceLogistics(TM) solution provides the capability to integrate easily (generally within 60 to 90 days) with external warehouse management systems. This flexibility allows our solutions to be deployed rapidly and work with the latest Internet protocol and voice standards. Our solutions are designed to be used in many major market industry sectors, including consumer goods manufacturers, consumer packaged goods, direct to consumer, food and grocery, retail, third party logistics providers and wholesale distribution. Our products have been and continue to be deployed in package handling, mail sorting, manufacturing, inspection and military combat applications. We generate revenues primarily from product sales, licenses of technology, and development services. Product sales consist of our VoiceLogistics(TM) product suite described above, stationary voice-based devices primarily used for warehouse receiving and package sorting applications, and accessories that complement our products. Accessories include microphones, headsets and computer hardware. License fees are generally derived from licensing our voice-based software applications, as well as from licensing the Company's speech compression technologies to customers in the multimedia and consumer devices market.

     Until February 1999, our business was developing and licensing software for speech compression technologies to be used in multimedia Websites, Internet telephony and consumer devices. In February 1999, we acquired from Verbex Voice Systems the assets and technology on which VoiceLogistics(TM) is based. We have since largely ceased our prior business and in September 1999 we sold substantially all of the assets relating to that business.

     Our products are targeted primarily to be sold directly to large customers with annual revenues in excess of $100 million. However, we also expect to utilize other third party partners such as consultants, value-added resellers and system integrators to also sell and/or assist us in selling our products to these types of customers. To date, we have signed agreements with several third party partners, and we expect to generate at least 10% of our total revenues in fiscal year 2002 from these third parties.

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

 .    the increasing deployment of wireless networks in warehouses and other industrial operations;

 .    an increased industry focus to reduce the cost of logistics in order to increase profitability and achieve competitive advantages;

 .    the growth in electronic commerce has resulted in an increase in the number of businesses having significant warehouse picking functions; and

 .    the decreasing cost of microprocessors and digital signal processors.


Products

     The Company's primary product line, called VoiceLogistics(TM), is a voice-based interface solution for various mobile industrial and warehouse applications. The VoiceLogistics(TM) solution is comprised of software, hardware and professional services for installation, implementation, and maintenance. The Company also sells other voice-based devices used primarily for warehouse receiving and package sorting applications where mobility is not required. Both of these products are based on the Company's patented speech recognition technology and VoiceXML voice browser. The Company also generates revenues from licensing speech compression technologies that were developed prior to the sale of the assets relating to that business in September 1999.

     VoiceLogistics(TM). The VoiceLogistics(TM) solution consists of standards-based software and special purpose wearable computer hardware that utilizes wireless 802.11B local area networking, web based applications, and patented speech technology to provide a mobile, networked, interface between the warehouse management system, workers and the customer's operations and financial systems. This solution is unique in the industry today in that we believe it is the first web-based speech recognition system, deployed in commercial applications, that delivers a networked, interactive voice-interface to computer systems. This solution has been designed by our engineers to integrate easily (generally within 60 to 90 days) with virtually any external warehouse management system. The VoiceLogistics(TM) solution includes the VoiceLogistics(TM) server software, called Vox Server(TM), our patented noise-robust Voxware Integrated Speech-Recognition Engine (VISE(TM)) speech recognizer designed specifically for high performance in industrial environments, our VoiceXML browser, called VoxBrowser(TM), VoxXchange(TM), our new standard integration methodology to interface VoiceLogistics to virtually any warehouse management system (WMS) or system of record, and the VoiceLogistics(TM)- 310wireless wearable computer. Warehouse workers wear the computer around their waist and communicate with the system through a headset that includes a close talking microphone. It is through this headset that a worker in the warehouse or distribution center communicates through voice with our VoiceLogistics(TM) application in order to complete their assigned tasks, while at the same time updating inventory, customer invoices and financial systems in real-time.

     The VoiceLogistics(TM)-310 wearable client is a rugged, continuous speech input/output device designed for industrial applications that require mobility and full connectivity. The unit weighs approximately 40 ounces and measures 8.8 inches in length, 3 inches in width and 1.5 inches in depth. It is worn on the waist of the user and is connected by wire to a headset with a microphone. The user speaks into the microphone, the software processes the speech signal to determine what was spoken. After the speech has been recognized, the system processes the data or response and transmits the information by a wireless LAN to the system of record, which, depending upon the application, could be a warehouse management system, a manufacturing tracking system or another software package that tracks inventory or operations. The system of record then records and processes the information, sends additional instructions to the user or takes other action. Instructions sent from the system of record to the user are communicated through the headset. In applications such as receiving and package sorting, the information processed by the VoiceLogistics(TM) system may sometimes be used for other purposes such as printing a bar code label locally rather than being transmitted by a wireless link to a system of record. Although the software "system" is the primary focus of our product line, we recognize the VoiceLogistics(TM)-310 wearable client is a critical component of the system, and as such we continue to research ways to optimize the performance of the client, and reduce its cost.

     We purchase parts and electronics assemblies for our products from external vendors. We also have external vendors perform major sub-assemblies where appropriate and cost efficient. Our employees perform final assembly and testing. We also offer customers the opportunity to purchase accessories such as headsets and computer hardware that we purchase from third party vendors for resale.

     Stationary Devices. Certain industrial applications do not require a high degree of mobility by each user. For those applications, we design and manufacture a family of stationary devices that house digital signal processing chips and other electronics. The stationary devices, like the portable devices, are connected by wire to a headset with a microphone. The speech information is sent to the board in the computer. Much like the VoiceLogistics(TM) portable device, the board employs its electronics and software to recognize what was said and sends commands to the computer to take action such as communicating with the system network or printing a label. This product line has been proven in industrial applications such as receiving and package sorting. Our sales of stationary products range from individual boards to complete computer workstations, depending on the customer's application.

     We subcontract the assembly of PC board products to local contract manufacturers, but our manufacturing personnel perform final testing and shipment of the PC boards. When a customer requires a fully integrated computer loaded with our board products in the PC or workstation, our personnel perform the integration and testing. We also offer customers the opportunity to purchase accessories such as headsets and computer hardware that we purchase from third party vendors for resale.

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


Applications

     Our primary market area is the distribution and logistics market in e-commerce, retail, and direct-to-consumer, wholesale and business-to-business operations. This market is attractive because of the market's size, the move toward automation and increased productivity, the advent of e-commerce and its impact on the supply chain infrastructure and the Company's belief that voice-based products can add considerable value to operational efficiency. According to Brooker and Associates, an industry consultant we have retained, North America has between 500,000 and 750,000 warehouses. Those warehouse operations employ over 14 million people, including approximately 7 million pickers, and
1.5 million receivers. Within this market, we intend to target the relatively larger warehouse operations with our industrial voice-based solutions. Less than half of the warehouse operations run by large US companies are estimated to be automated with radio frequency ("RF") scanners, while less than 15% of those operated by smaller companies use RF systems today. Figures provided by the ARC Advisory Group indicate that worldwide shipments of e-logistics solutions are expected to grow from $493 million in 1999 to $3.6 billion in 2004. The primary applications that we target in this area are picking, receiving, returned goods processing, cross-docking, directed put-away, inventory/cycle counting and condition reporting processes. Our solutions are also deployed in package handling, mail sorting, manufacturing, inspection and military combat applications.

     The following is a description of some of these target application areas, as well as a discussion of other application areas outside the warehousing market where we believe our products have market value.

     Warehouse Picking. A large part of the distribution industry involves the assembly of orders for individual customers by workers who walk through warehouses, individually selecting items and preparing orders for shipment.
This "picking" function employs millions of workers in North America alone. Our products are designed to be used by the worker doing the picking (the "picker") to enhance the accuracy and speed of these operations. Using our system, picking instructions are synthetically generated from electronic or written orders received from the warehouse's customers and are communicated via voice to a picker on the warehouse floor who is wearing a headset and a portable VoiceLogistics(TM) client. While keeping both hands free the picker walks through the warehouse and listens to the instructions, acts upon those instructions and confirms the selections using voice commands spoken into the headset's microphone. We believe that our voice-based products for picking applications have provided customers with the benefits of increased productivity, accuracy and the elimination of paper.

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

     Other Applications & Markets. We have also licensed our technology or sold products to dentists interested in charting patient conditions without the use of an assistant and customers deploying lumber grading systems for saw mills.
In addition, we have marketed a PC-based product targeted to consumers and an automated telephony personal assistant software package for the small office/home office market, and built speech-recognition OEM boards for a hospital bed manufacturer to allow bed-ridden patients to control bed position, television settings and other room devices using voice commands.

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

  We have continued to expand our partnership channel not only in North America, but abroad, with particular emphasis on the development of strategic relationships with logistics consultants, warehouse management system ("WMS") vendors and RF system vendors. Assuring that our products are easily integrated with these vendors' processes and systems, as well as other components of customers' asset management and information systems, will be a key factor in our success. We believe that in the industrial speech recognition market, strategic partnerships with the appropriate logistics consultants, WMS vendors, as well as the major RF infrastructure corporations, are critical to success. As is the case with the development of an effective third party partner channel discussed above, nurturing and building these relationships takes time. There can be no assurance that we will be successful in developing strategic partnerships with logistics consultants and WMS and RF system vendors.

  In July 1999, we entered into an agreement with a division of ITT Industries, Inc. under which we have licensed our speech recognition products and technologies to ITT for the creation of speech recognition products for sale to military and other governmental customers. The agreement creates a strategic relationship involving joint product development, cross licensing of technology, marketing and co-branding. Under the agreement, Voxware is evaluating ITT's speech products and technologies for potential combination with Voxware's products to create products for sale to non-military or governmental customers. Voxware received license fees of $265,000 from ITT during the year ended June 30, 2000 and, if ITT develops and sells products incorporating our technologies, ITT will pay royalties to Voxware. We recognized the ITT license fee in the year ended June 30, 2000, and royalty revenues, if received, will be recognized in the fiscal quarters in which they are reported to us by ITT. As of June 30, 2001, no royalties have been recognized. We cannot assure you as to whether ITT products incorporating Voxware's technologies will be developed or sold, or what amount of royalty revenues, if any, Voxware will receive from ITT.

Customers

  We generate revenues through both our voice-based solutions business and our speech coding business. Historically, the Company has derived a significant portion of our revenues from licensing and royalties related to our speech compression technologies business and sales of our voice-based solutions through VARs and systems integrators. We also sell our products directly to customers. Historically, our five largest direct-sale customers have been two major package-handling companies, a governmental agency, and a branch of the U.S. armed services. For the fiscal year ended June 30, 2001, 59% of our revenue was derived from our voice-based solutions business and 41% from our speech compression business. For the year ended June 30, 2001, three customers accounted for 37% of our total revenues. There can be no assurance that these customers will continue to seek our products and services at the same levels as they have in the past, or at all.

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

  In industrial applications such as logistics, fulfillment, warehousing, package handling or manufacturing, where the applications are mission critical, the acoustic environment is often in excess of 90 decibels and the use is directive and repetitive in nature, we believe that significant accuracy improvements are offered by speaker-dependent technologies over speaker-independent technologies. In warehouse and manufacturing environments, where accuracy in noisy environments is critical, the accuracy improvements offered by speaker-dependent technologies over speaker-independent technologies are typically considered to be worth the time required to train the system for the user's voice. In addition, speaker-dependent systems are by nature language independent, so workers with multiple accents, dialects and native languages can use the system without custom development.

  Our current VoiceLogistics(TM) product line is based on our patented, proprietary Voxware Integrated Speech Engine (VISE(TM)) speaker-dependent speech recognition technology, which is a continuous speech recognizer, and highly noise-tolerant. Users of products based on our VISE(TM) engine must initially train the system to recognize their individual voices in order to achieve an optimum level of performance. Initial training is often a necessity for most industrial applications, and is typically something customers are willing to accept for the resulting improvement in performance. Our VoiceLogistics(TM) product line and all of our other voice-based products sold to industrial customers are based on our VISE(TM) technology. Our VoiceLogistics(TM) computer incorporates an embedded version of our VISE(TM) speech recognition engine with a standards based interface that allows for interfaces with a wide variety of warehouse management systems. This embedded engine is also suitable for applications such as handheld, portable or mobile devices, phones and other applications, which may benefit from a noise robust speech interface, and employ some type of processing capability. As a result of our filing a patent application in March 2001 of this year, our VoiceLogistics(TM) solution also employs our patent-pending invention of systems and methods for using standard Internet protocols in conjunction with VoiceXML web pages to remotely program portable voice devices, such as our VoiceLogistics(TM) computer, that direct and guide users through defined tasks and work.

  In addition to our VISE(TM) speaker-dependent technology, prior to our acquisition of Verbex, Verbex had developed FlexVISE(TM), a noise robust large vocabulary speaker-dependent technology designed to provide additional flexibility for applications that may require a larger vocabulary, yet provide high accuracy in high noise environments. We believe that this technology, which is still in the early stages of development, may be included in some future level for our voice-based products. At this time we have not determined the level at which we would dedicate resources to the further development of FlexVISE(TM), however we are examining the feasibility of including this as part of a future product offering. We believe that owning and developing our core technologies represents a significant strategic and competitive advantage for the Company at this time.

Competition

  We encounter competition from two sources: direct competition from companies offering similar voice-based solutions, and technologies that may be considered an alternative to voice-based solutions.

  Companies that build competitive voice-based systems comprise a source of competition for Voxware. To date, we are only aware of two small, private companies that also directly sell voice-based systems within the logistics and distribution market. Vocollect, Inc., a privately held Pittsburgh, PA-based company, markets a wearable voice-based computer and complementary software targeted primarily at the food and grocery warehouse picking market. Similarly, SyVox Corporation, a privately held Boulder, CO-based company, offers a wearable voice-based computer product and complimentary software for the food consumer products warehouse picking market. SyVox, formerly Speech Systems, was at one time a premier developer of speech-based products for the desktop market, with their own speech recognition technology.

  Second, in each application area, there exist alternatives to voice-based solutions. In the logistics and fulfillment market, bar code scanning devices, for example, represent a competitive alternative to voice-based products in warehouse picking applications. Thus, bar code product companies such as Symbol Technologies, Inc., Intermec Technologies Corporation (a subsidiary of UNOVA, Inc.), LXE Inc. (a wholly-owned subsidiary of Electromagnetic Sciences, Inc.), and Psion Teklogix, can be considered competitors in the logistics and fulfillment marketplace. Likewise, in the package sorting and remittance processing segments, keyboards are the most prevalent alternative along with an increasing use of bar code scanning as is applicable. Inspection, receiving, and inventory applications use keyboards as well, but often pen and paper comprise the primary alternative method in those cases. Many applications have access to more technologically sophisticated alternatives, but few have implemented them.


Sale of Speech Coding Business

  Prior to our acquisition of Verbex Voice Systems, Voxware developed, marketed, licensed and supported digital speech and audio technologies, solutions and applications. On September 21, 1999, our stockholders approved the sale of substantially all of the assets of our speech coding business to Ascend (a wholly owned subsidiary of Lucent Technologies, Inc.). Upon closing, Voxware received $4,146,000 in cash. We had previously received $204,000 of the purchase price, and the remaining $750,000, which was held in escrow for 18 months to secure Voxware's indemnification provisions under the sale of assets agreement, was released from restriction as of March 21, 2001. The sale to Ascend did not include our rights and obligations under our existing speech coding license agreements. As part of the sale, we received a license from Ascend to use the speech coding technologies necessary to service those existing licensees. With the consent of Ascend, we may also license the speech coding technologies to new licensees for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. Voxware's revenue from licensing speech coding technologies and audio compression technologies has been steadily decreasing. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we do not dedicate significant resources to the development, marketing or licensing of our speech coding technologies.


Patents and Proprietary Information

  With our acquisition of Verbex, we acquired certain patents and patent applications related to the Verbex technology. In addition, we have recently filed a patent application for our VoiceLogistics(TM) wireless client, which incorporates applications of some of our other patented technologies as well.
We expect to routinely file patent applications as deemed appropriate. Our success will depend in part on our ability to obtain patent protection for our products, preserve our trade secrets and operate without infringing the proprietary rights of other parties. We cannot assure you that those patent applications to which we hold rights will result in the issuance of patents, or that any issued patents will provide commercially significant protection to our technology, products and processes. In addition, we cannot assure you that others will not independently develop substantially equivalent proprietary information not covered by patents to which we own rights or obtain access to our know-how or that others will not claim to have or will not be issued patents which may prevent the sale of one or more of our products. In addition, the laws of certain countries may not protect our intellectual property. The software market has traditionally experienced widespread unauthorized reproduction of products in violation of manufacturers' intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce the manufacturers' intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. Our success is also dependent upon unpatented trade secrets which are difficult to protect. To help protect our rights, we require employees and consultants to enter into confidentiality agreements that prohibit disclosure of our proprietary information and require the assignment to us of their ideas, developments, discoveries and inventions. We cannot assure you, however, that these agreements will provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosures.


Employees

  As of June 30, 2001, we had 49 full-time employees, consisting of 4 in manufacturing, 27 in research and development, 10 in sales and marketing, 8 in general and administrative. Thirty-four of our employees are located at our Cambridge, Massachusetts's facility, and seven are located at our corporate offices in Lawrenceville, New Jersey. The remainder work at various other locations. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our employee relations are good.


ITEM 2.    PROPERTIES.

  Effective July 1, 2000 we entered into a lease for our executive facility, which contains approximately 4,000 square feet of office space in Lawrenceville, NJ. The initial term of this lease will expire on June 30, 2003. Total payments under this lease consist of a base rent of $16.00 per square foot in the first year, $17.00 per square foot in the second year, and $18.00 per square foot in the third year, plus escalations for property operating expenses, property taxes and other items.

  Our prior principal facility, which contains approximately 18,000 square feet of office space, was located in Princeton, New Jersey. We leased this space under a lease which will expire on May 31, 2003. Total payments under this lease consist of a base rent of $21.30 per square foot, plus escalations for property operating expenses, property taxes and other items. We entered into a Sublease Agreement in July 1998, under which we subleased to a third party approximately 47% of the space in the facility. The initial term of that Sublease Agreement will expire on May 31, 2003. Effective June 30, 2000, we were released from our lease commitment for 9,500 square feet of the office space in Princeton, New Jersey. The remaining 8,500 square feet of this space is occupied by the sub-lessee, and payments received under the Sublease Agreement offset all but $0.30 per square foot of our remaining lease commitment.

  Our principal facility, which is located in Cambridge, Massachusetts, contains approximately 5,035 square feet of office space. We lease this space for research and development, customer support, professional services, product
marketing, product engineering, and final assembly and testing.    Total
payments under this lease consist of a base rent of $27.00 per square foot, an electricity charge of $1.50 per square foot, and an expense charge of 14.9% of the landlord's building expenses. The initial term for the lease of this office space will expire on June 30, 2004.

  We believe that existing facilities are adequate for operations through the fiscal year ending June 30, 2002.


ITEM 3.    LEGAL PROCEEDINGS.

  We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The annual meeting of stockholders of Voxware, Inc. was held on June 11, 2001. Three matters were submitted to a vote of the stockholder. These matters were:

  1. To elect two directors to serve until the next annual meeting of stockholders or until their respective successors shall have been duly elected and qualified.

  2. To approve an amendment to the Company's 1994 Stock Option Plan in order to increase the number of shares of common stock reserved for issuance under the plan by 1,000,000 shares to an aggregate of 5,000,000 shares.

  3. To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock by 30,000,000 to 60,000,000.

     Eli Porat was elected as a Director of the Company. Bruce E. Welty, a nominee for election, submitted his resignation as a Director effective May 29, 2001 and declined his nomination for re-election. The terms of Bathsheba
  J. Malsheen, Ph.D. and David B. Levi as Directors extended beyond the meeting and they continued as Directors after the meeting.

     The proposals and results of the vote of the stockholders taken at the meeting by ballot and proxy were as follows:

     (A) The results of the vote taken at the meeting with respect to the election of the nominees for the Board of Directors of the Company were as follows:

         Nominee                   For                           Withheld
         -------------------------------------------------------------------

         Eli Porat    [11,728,125] Votes                   [449,269] Votes

     (B) The proposal to amend the Company's 1994 Stock Option Plan was not adopted due to less than 50% of the outstanding shares of common stock voted on the issue.

     (C) A proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 30,000,000 shares to 60,000,000 shares was approved by the stockholders with the following vote:

         FOR  [11,879,331] Votes  AGAINST  [277,963] Votes   ABSTAIN [200] Votes

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Market Information

  Our common stock was traded on the National Market segment of The Nasdaq Stock Market through February 28, 2001, and is currently traded on the Nasdaq OTC Bulletin Board since March 1, 2001, under the symbol "VOXW." The following table sets forth the high and low sale prices as quoted on The Nasdaq Stock Market and on the Nasdaq OTC Bulletin Board.

                                                               High      Low
                                                               ----      ---
Fiscal Year Ended June 30, 1998
Quarter ended September 30, 1997                               $ 6.063   $3.750
Quarter ended December 31, 1997                                $ 6.688   $3.188
Quarter ended March 31, 1998                                   $ 4.000   $2.031
Quarter ended June 30, 1998                                    $ 3.500   $2.000

Fiscal Year Ended June 30, 1999
Quarter ended September 30, 1998                               $ 2.375   $0.813
Quarter ended December 31, 1998                                $ 1.500   $0.469
Quarter ended March 31, 1999                                   $ 1.969   $0.750
Quarter ended June 30, 1999                                    $ 1.563   $0.625

Fiscal Year Ended June 30, 2000
Quarter ended September 30, 1999                               $ 1.500   $0.875
Quarter ended December 31, 1999                                $ 1.750   $0.656
Quarter ended March 31, 2000                                   $13.250   $1.063
Quarter ended June 30, 2000                                    $11.859   $1.875

Fiscal Year Ended June 30, 2001
Quarter ended September 30, 2000                               $ 4.375   $1.969
Quarter ended December 31, 2000                                $ 3.000   $0.500
Quarter ended March 31, 2001                                   $ 1.406   $0.375
Quarter ended June 30, 2001                                    $ 0.825   $0.250

  As of September 21, 2001, there were approximately 149 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future.

  On August 29, 2001, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Castle Creek Technology Partners, LLC (the "Investor") which modified the terms of the private placements that the Company had entered into with the Investor in August 2000 and April 2001.
On August 15, 2000, the Company sold to the Investor 4,000 shares of Series A Preferred Stock, $0.001 par value (the "Series A Preferred Stock") and a Warrant (the "2000 Warrant") to purchase 727,273 shares of Common Stock, $0.001 par value (the "Common Stock") for an aggregate purchase price of $4 million, pursuant to the terms of a Securities Purchase Agreement (the "2000 Securities Purchase Agreement"). The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock was limited to 2,850,413 shares.
On April 19, 2001, the Company sold to the Investor 714,000 shares of Common Stock and a Warrant (the "2001 Warrant") to purchase 2,142,000 shares of Common Stock for an aggregate purchase price of $242,000, pursuant to the terms of a Securities Purchase Agreement (the "2001 Securities Purchase Agreement"). The Common Stock was sold at a price of $0.34 per share. In addition, the Investor was granted rights pursuant to which it could receive additional warrants to purchase shares of Common Stock (the "Additional Warrants"). The Additional Warrants, if issued, would have a term of ten years and an exercise price of $0.01. The Additional Warrants were issuable to afford anti-dilution protection during specified time periods with respect to: the shares issuable upon conversion of the Series A Preferred Stock; the shares issued pursuant to the 2001 Securities Purchase Agreement; and the shares issuable upon the exercise of the 2001 Warrant, in the event the Company issued Common Stock at a per share price less than $0.34. The Additional Warrants were also issuable to afford protection against the restrictions of the limitation on conversion of the Series A Preferred Stock, in the event the Company increased the number of shares of Common Stock outstanding. The Company and the Investor also entered into a Registration Rights Agreement (the "2001 Registration Rights Agreement") pursuant to which the Company agreed to file a Registration Statement with the Securities and Exchange Commission (the "SEC") relating to the shares of Common Stock purchased pursuant to the 2001 Securities Purchase Agreement. Since this registration statement was not declared effective by the SEC by the 90th day following the closing of the 2001 Securities Purchase Agreement, the Company was obligated to issue to the Investor a warrant to purchase 708,656 additional shares of Common Stock of the Company (the "Remedy Warrant"). The exercise price of the Remedy Warrant is $0.01 per share.
By execution of the Exchange Agreement, the Company agreed to the following modifications to the private placements:
First, all of the outstanding shares of Series A Preferred Stock were exchanged for the same number of shares of Series B Preferred Stock, $0.001 par value (the "Series B Preferred Stock") upon the effectiveness of the registration described below. As of the date of execution of the Exchange Agreement there were 3,635 shares of Series A Preferred Stock outstanding. The rights, preferences and privileges of the Series B Preferred Stock are as described in the certificate of designations filed with the Secretary of State of the State of Delaware on August 29, 2001, as amended (the "Certificate of Designations"). The rights, preferences and privileges of the Series B Preferred Stock are substantially similar to those of the Series A Preferred Stock, except that they are amended in order to include the anti-dilution protection for the Series A Preferred Stock which was afforded by the applicable Additional Warrant provisions in the 2001 Securities Purchase Agreement. In addition, the limitation on conversion of the Series B Preferred Stock was eliminated from the Certificate of Designations, and by the Exchange Agreement the Investor agreed to limit the aggregate number of shares issuable upon conversion of the Series B Preferred Stock to 3,956,997. Series A Preferred Stock had previously been converted into 1,043,003 shares of Common Stock.
Second, the 2001 Warrant was cancelled and a new warrant (the "New Warrant") was issued, the terms of which are substantially similar to the 2001 Warrant except that it does not contain the provision of the 2001 Warrant which required that the Company's right to require the Investor to exercise the 2001 Warrant be conditioned, among other things, on the Company's Common Stock trading at a minimum market price.
Third, the 2000 Warrant was amended to eliminate the provision which required a minimum exercise price for the exercise of the 2000 Warrant to purchase shares in excess of a specified number.
Finally, the 2001 Registration Rights Agreement was amended to require the registration of the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the New Warrant and the Remedy Warrant, and to obligate the Company to register the shares of Common Stock issuable upon the exercise of the Additional Share Warrants, if issued.
The securities issued in the private placements were offered and sold pursuant to an exemption from the registration requirements provided by Regulation D under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA.

  The selected statement of operations data for the years ended June 30, 2000 and 2001, and the selected balance sheet data as of June 30, 2000 and 2001, have been derived from the financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, and which financial statements are included elsewhere in this Form 10-K. The selected statements of operations data for the fiscal years ended June 30, 1997, 1998 and 1999, and the balance sheet data as of June 30, 1997, 1998 and 1999, have been derived from the Company's audited financial statements not included herein.
The selected statement of operations data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                         1997         1998         1999         2000        2001
                                                                         ----         ----         ----         ----        ----
                                                                                  (In thousands, except per share data)
Statement of Operations Data:
 Revenues:
   Product revenues:.
    Product sales..................................................    $      -     $      -      $   791      $ 1,419    $  1,020
    License fees...................................................       5,432        2,935          705        1,668         336
    Royalties and recurring revenues...............................       1,996        1,918          511          488         387
                                                                       --------     --------      -------      -------    --------
      Total product revenues.......................................       7,428        4,853        2,007        3,575       1,743
   Service revenues................................................         351        1,029          879          226         302
                                                                       --------     --------      -------      -------    --------
            Total revenues.........................................       7,779        5,882        2,886        3,801       2,045
                                                                       --------     --------      -------      -------    --------
 Cost of revenues:
      Cost of product revenues.....................................         178          142          429          799       1,185
      Cost of service revenues.....................................         164          441          542           70         348
                                                                       --------     --------      -------      -------    --------
            Total cost of revenues.................................         342          583          971          869       1,533
                                                                       --------     --------      -------      -------    --------
            Gross profit...........................................       7,437        5,299        1,915        2,932         512
                                                                       --------     --------      -------      -------    --------
 Operating expenses:
      Research and development.....................................       7,796        4,726        2,058        2,835       3,317
      Sales and marketing..........................................       4,018        3,844        2,513        2,870       3,263
      General and administrative...................................       3,204        2,467        1,691        2,140       2,647
      Amortization of purchased intangibles........................           -            -          478        1,989       4,099
      Asset impairment charge......................................           -            -            -            -       4,902
                                                                       --------     --------      -------      -------    --------
            Total operating expenses...............................      15,018       11,037        6,740        9,834      18,228
                                                                       --------     --------      -------      -------    --------
            Operating loss.........................................      (7,581)      (5,738)      (4,825)      (6,902)    (17,716)
 Interest income...................................................         722          844          539          357         234
 Gain on write down of warrants to fair value......................           -            -            -            -         784
 Gain on sale of tax loss carryforwards............................           -            -            -          501         279
 Gain on sale of assets............................................           -            -            -        3,799         750
                                                                       --------     --------      -------      -------    --------
 Net loss..........................................................    $ (6,859)      (4,894)      (4,286)      (2,245)    (15,669)
 Accretion of preferred stock to redemption value..................          (5)           -            -            -        (652)
 Beneficial conversion feature treated as a dividend...............           -            -            -            -      (2,913)
                                                                       ========      =======       ======       =======    =======
 Net loss applicable to common stockholders........................    $ (6,864)    $ (4,894)     $(4,286)     $(2,245)   $(19,234)
                                                                       ========      =======       ======       =======    =======
 Basic and diluted net loss per common share.......................    $  (0.67)    $  (0.38)     $ (0.32)     $ (0.16)   $  (1.07)
                                                                       ========      =======       ======       =======    =======
 Weighted average number of common shares outstanding..............      10,242       12,890       13,330       13,667      14,517

                                                                                                 June 30,
                                                                       -----------------------------------------------------------
                                                                         1997         1998         1999         2000        2001
                                                                         ----         ----         ----         ----        ----
                                                                                              (In thousands)
Balance Sheet Data:
 Cash, cash equivalents and
      Short term investments.......................................    $16,469      $13,357       $ 4,446      $ 3,226    $  578
 Working capital...................................................     16,966       13,743         4,446        4,351       573
 Total assets......................................................     20,221       15,557        12,592       17,440     5,813
 Series A mandatorily redeemable convertible
      preferred stock..............................................          -            -             -            -     3,193
 Stockholders' equity..............................................     17,376       13,913         9,709       16,053       285

  On February 18, 1999, the Company acquired substantially all of the assets of Verbex. On April 4, 2000, the Company purchased certain assets of InRoad Inc. On September 21, 1999, the Company sold to Ascend Communications substantially all of the Company's assets relating to the business of developing and licensing speech compensation technology and products.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     This report contains forward-looking statements. Such statements are subject to certain factors that may cause Voxware's plans to differ, or results to vary, from those expected, including the risks associated with Voxware's need to introduce new and enhanced products and services in order to increase market penetration and the risk of obsolescence of its products and services due to technological change; Voxware's need to attract and retain key management and other personnel with experience in providing integrated voice-based solutions for e-logistics, specializing in the supply chain sector; the potential for substantial fluctuations in Voxware's results of operations; competition from others; Voxware's evolving distribution strategy and dependence on its distribution channels; the potential that voice-based products will not be widely accepted; Voxware's need for additional capital; and a variety of risks set forth from time to time in Voxware's filings with the Securities and Exchange Commission. Voxware undertakes no obligation to publicly release results of any of these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrences of unexpected results.

     Overview

Voxware designs, develops, markets and sells voice-based products for the logistics, fulfillment, distribution, and package and mail sorting industries. Until February 1999, our business was developing, marketing and selling speech compression technologies and products to be used in websites, Internet telephony and consumer devices. In February 1999 we acquired from Verbex Voice Systems the assets and technology on which our current voice-based products are based. Since our acquisition of Verbex, we have significantly curtailed our speech compression technology business, and in September 1999 we sold substantially all of the assets relating to that business. Our solutions are designed specifically for use in warehouses, distribution centers and other industrial settings, to enable workers to perform, through an interactive speech interface, the least automated logistics and fulfillment tasks such as picking, receiving, returns processing, cycle counting, cross-docking and order entry, more efficiently and effectively than with alternative technologies or methods. Voxware solutions are designed to be used in the logistics and fulfillment operations of most major market industry sectors, including consumer goods manufacturers, consumer packaged goods, direct to consumer (e-commerce and catalog), food and grocery, retail, third party logistics providers and wholesale distribution. Voxware's products are also deployed in package handling, mail sorting and manufacturing, inspection and military combat applications. Revenues are generated primarily from product sales, licenses and development services. Product sales consist of portable devices and software used for various mobile industrial and warehouse applications; stationary voice-based devices, primarily used for warehouse receiving and package sorting applications; and accessories that complement our product offerings, including microphones, headsets and computer hardware. We still generate some license fees and royalty and recurring revenues from licensing our former speech compression products. Professional services consists of providing technical resources and assistance for customer-specific applications. Revenues from product sales are generally recognized when products are deployed for their intended use, or when they are shipped to a specific third party partner.

     Software product revenues are generally recognized upon shipment, provided persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalty revenues are recognized in the period of customer shipment. Service revenues consist of customer maintenance support and engineering fees. Customer maintenance support revenues are recognized over the term of the support period, which typically lasts for one year. Engineering fees are generally recognized upon customer acceptance or upon delivery, if customer acceptance is not required.

     The sale to Ascend of the assets relating to the speech and audio coding business did not include Voxware's rights and obligations under its then existing license agreements. We continue to derive revenue from existing licensees of our speech coding technology in the multimedia and consumer devices markets in the form of periodic license renewal fees, royalties and service fees. With the consent of Ascend, we may also license our speech coding technologies for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. Our licensing activity relating to the speech coding technologies had been decreasing prior to the sale to Ascend, and we expect this trend to continue. Furthermore, as we focus on voice-based systems for industrial markets, revenues from licenses of speech coding technologies will become a less significant portion of our revenues. For the fiscal year ended June 30, 2001, revenues related to the speech coding business accounted for 41% of total revenues for the year, while revenue from our voice-based solutions accounted for 59% of the fiscal year's revenues. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we are not dedicating significant resources to the development, marketing or licensing of our speech coding technologies.


Results of Operations

Fiscal 2001 Versus Fiscal 2000

Revenues

     Voxware recorded revenues of $2,045,000 for the year ended June 30, 2001 compared to revenues of $3,801,000 for the year ended June 30, 2000. The $1,756,000 decrease in total revenues reflects a decrease in product sales, license fees and royalties and recurring revenues, offset by an increase in service revenues from VoiceLogistics(TM). During the fiscal year ended June 30, 2001, Voxware recognized $1,195,000 (58%) of total revenue from the sale of voice-based solution products compared to $1,786,000 (47%) of total revenues during the prior fiscal year ended June 30, 2000. We expect that over time, sales of voice-based solutions will comprise the most significant portion of our revenue. Revenues from speech compression technologies for the year ended June 30, 2001 approximated $850,000 (42%) of total revenues versus $2,015,000 (53%)
of total revenues for the year ended June 30, 2000.

     Total product revenues decreased $1,832,000 to $1,743,000 during fiscal year ended June 30, 2001 from $3,575,000 in the prior fiscal year ended June 30, 2000. The decrease in total product revenues reflects a decrease of $399,000 in product sales or $1,020,000 recognized in fiscal year ended June 30, 2001 compared to $1,419,000 of product sales recognized in the fiscal year ended June 30, 2000. During fiscal year ended June 30, 2001, Voxware recognized license fees of $336,000 compared to $1,668,000 during fiscal year ended June 30, 2000, resulting in a $1,332,000 decrease. The decrease in product revenues for fiscal year 2001 is reflective of our change in business focus towards the development, marketing and sale of our VoiceLogistics(TM) system. VoiceLogistics(TM) is a voice-based solution set of software, hardware and professional services designed specifically for use in warehouses, distribution centers and other industrial settings to enable workers to perform typical logistics tasks such as picking, receiving, returns processing, cycle counting and order entry through a speech interface. The Company has focused its efforts on developing the market for this product and has not aggressively pursued opportunities with its speech compression business. Royalties and recurring revenues are primarily related to the Company's speech compression business that was sold to Ascend, as discussed previously. The decrease in these revenues represents the decline in use of our speech coding products and we anticipate that revenues from the speech compression business will continue to decline. We believe the factors discussed in the "Overview" above are indicative of future revenues. For the fiscal years ended June 30, 2001 and 2000, 59% and 40% of the Company's product revenues were attributable to product sales, respectively, 19% and 47% were attributable to license fees, respectively, and 22% and 13% were attributable to royalties and recurring revenues, respectively.

     Service revenues were primarily attributable to customer maintenance support, fees for engineering services relating to our speech coding technologies business, and professional service fees relating to voice-based solutions. For the fiscal year ended June 30, 2001, service revenues totaled $302,000, reflecting an increase of $76,000 from service revenues of $226,000 for the fiscal year ended June 30, 2000. The increase in service revenues is primarily attributable to the decline in customer maintenance support revenues related to our speech compression technologies, offset by professional service fees relating to our voice-based logistics products.


     Cost of Revenues

     Cost of revenues increased $664,000 from $869,000 for the fiscal year ended June 30, 2000 to $1,533,000 for the fiscal year ended June 30, 2001. The increase in cost of revenues is attributable to an increases in fixed costs associated with manufacturing and customer support as a percentage of cost of revenues.

     Cost of product revenues increased $386,000 from $799,000 in the fiscal year ended June 30, 2000 to $1,185,000 in the fiscal year ended June 30, 2001. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. As of June 30, 2001 and 2000, Voxware's manufacturing staff, comprised of four individuals, and is included in cost of product revenues.

     Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $278,000 from $70,000 in the fiscal year ended June 30, 2000 to $348,000 in the fiscal year ended June 30, 2001. The increase in cost of service revenues was partially offset by a decrease in service revenues for support and related maintenance contracts associated with the speech compression technology business.


     Operating Expenses

     Total operating expenses increased by $1,382,000 (18%) from $7,845,000 in the fiscal year ended June 30, 2000 to $9,227,000 in the fiscal year ended June 30, 2001, excluding amortization and impairment of purchased intangibles totaling $4,099,000 and $4,902,000, respectively, for the year ended June 30, 2001, compared to $1,989,000 for the year ended June 30, 2000. This increase is due to the addition of several departments to provide VoiceLogistics customers with a full service product offering. These departments include Information Technology, Customer Service and Professional Service departments. As of June 30, 2001 headcount totaled 49 compared to 39 at June 30, 2000.

     Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Voxware's research and development expenses increased $482,000 (17%) from $2,835,000 in the fiscal year ended June 30, 2000 to $3,317,000 in the fiscal year ended June 30, 2001. The increase in research and development expenses is due to costs associated with the addition of customer support and professional services teams. These teams will become an integral part of our VoiceLogistics product offering and a greater portion of cost of sales. As of June 30, 2001, the Company's research and development team comprised 27 compared to 17 at June 30, 2000.

     Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses increased $393,000 (14%) from $2,870,000 in the fiscal year ended June 30, 2000 to $3,263,000 in the fiscal year ended June 30, 2001. The increase in sales and marketing expenses resulted from a 40% increase in trade show attendance, speaking engagements and the achievement of sales and marketing objectives. Our sales and marketing staff decreased 20% over the prior year period ended June 30, 2000, as we combined sales personnel to strategically manage business opportunities. As of June 30, 2001, our sales and marketing personnel comprised 10 compared to 12 at June 30, 2000.

     General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $507,000 (24%) from $2,140,000 in the fiscal year ended June 30, 2000 to $2,647,000 in the fiscal year ended June 30, 2001. As of June 30, 2001, the general and administrative staff was 8, compared to 6 at June 30, 2000. The increase in general and administrative expenses is due to costs associated with the addition of an Information Technology department.

     Amortization of purchased intangibles totaled $4,099,000 for the fiscal year ended June 30, 2001 compared to $1,989,000 in fiscal year ended June 30, 2000. The amortization is attributable to intangibles generated in the 1999 acquisition of Verbex and the April 2000 Inroad transaction. The intangibles for the Verbex Voice transaction are being amortized over a four-year period and for the InRoad transaction over a three-year period. The increase in amortization expense is a result of a full year of amortization of the InRoad transaction intangibles. The Company recorded a charge for the impairment of InRoad goodwill and purchased intangible assets as of June 30, 2001 InRoad. During the fourth quarter of fiscal 2001, the Company planned a redesign of the hardware product that will most likely result in the phase-out of the InRoad technology that makes up a large portion of the VoiceLogistics hardware. It is believed that the only remaining portion of the InRoad hardware product will be the casing for the hardware unit. All internal hardware structure will be modeled off of a new platform and will utilize different technology. This business decision, combined with the Company's recurring operating losses and negative cash flows, limited capital availability and significantly depressed stock price, resulted in a significant indicator of impairment. Pursuant to SFAS No. 121, the Company evaluated the recoverability of the Company's acquired long-lived assets, including goodwill and identifiable intangibles. During the fourth quarter of fiscal 2001, the Company determined that the undiscounted cash flow projections for the hardware component of the Verbex business segment (the hardware platform for the VoiceLogistics product as influenced by InRoad technology) were lower than the carrying value of the related identifiable intangible assets. Accordingly, the Company adjusted the carrying value of these assets to zero, resulting in a non-cash impairment loss of approximately $4,904,000. The asset purchase provided the Company with a voice-based hardware platform for its VoiceLogistics (TM) product. Based upon an impairment analysis, a charge of $4,902,000 was recorded for the impairment of goodwill and purchased intangible assets from Inroad, measured as the amount that the carrying amount exceeded the estimated undiscounted future cash flows. This had no impact on the Company's cash position.

     Interest Income

     Interest income decreased $123,000 to $234,000 for the fiscal year ended June 30, 2001 from $357,000 for the fiscal year ended June 30, 2000. The decrease is primarily related to the decrease in Voxware's total cash, cash equivalents and short-term investments portfolio balance. As of June 30, 2001 Voxware's cash, cash equivalents and short-term investments portfolio totaled $578,000 compared to $3,226,000 at June 30, 2000.

     Income Taxes

     As of June 30, 2001, we had approximately $29,572,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of June 30, 2001, a full valuation allowance has been provided on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of the operating losses incurred to date.

     Gain on Writedown of Warrants to Fair Value

     On August 15, 2000, the Company completed a $4,000,000 private placement of Series A Preferred Stock and Warrants to Castle Creek Technology Partners, LLC. The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and Warrants sold to Castle Creek based on the relative fair value of each instrument. The fair value of the warrants was determined based on the Black-Sholes option-pricing model. As a result, the Company allocated approximately $807,000 to the warrants as of September 30, 2000. The warrants are classified as a liability in the accompanying consolidated balance sheets because the warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of June 30, 2001, the outstanding warrants were adjusted to the fair value of the warrants based upon the closing stock price as of that date. As a result, the Company adjusted the warrants to $23,000, representing the fair market value as of June 30, 2001, using the Black-Sholes option-pricing model and recorded a gain on the write down of warrants to fair value of $784,000 for the year ended June 30, 2001.

     Gain on Sale of Tax Loss Carryforwards

     During 1999, the State of New Jersey passed legislation which allows New Jersey technology companies to apply for the transfer or sale of unused New Jersey state net operating losses and research and development tax credits for cash. Profitable companies can buy these losses and credits at a discount, thereby reducing their state tax obligation. Voxware applied to the State of New Jersey and received determination letters to sell up to approximately $14,900,000 of its New Jersey State net operating loss carryforwards. The Company sold $7,480,000 and $7,420,000 in fiscal year 2001 and 2000, respectively, of its New Jersey state net operating losses which, upon sale, provided Voxware $279,000 and $501,000 in cash. These amounts were recorded as a gain on sale of tax loss carryforwards in the accompanying Statements of Operations.

     Gain on Sale of Assets

     During the quarter ended September 30, 1999, the Company completed the sale of substantially all of the assets relating to our speech coding technology business for $5,100,000, of which $750,000 had been placed in escrow for a period of 18 months from the closing date to secure our indemnification obligations under the agreement with Ascend. Upon closing, we received $4,146,000 from Ascend. We had previously received a payment of $204,000 of the purchase price. For the year ended June 30, 2001, we recorded a gain on the sale of speech coding assets totaling $750,000, which reflects the release from the Ascend escrow account. Total proceeds received to date totaling $5,100,000, including the $750,000 from the Ascend Escrow account released from restriction as of March 21, 2001, less transaction costs of $517,000 and equipment transferred to Ascend totaling $34,000.

     Asset Impairment Charge

     Periodically, the Company evaluates the recoverability of the net carrying value of its intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets based on estimated future undiscounted cash flows. Losses on impairment are recognized by a charge to earnings (loss). On April 4, 2000, the Company purchased certain assets (primarily intangible) of InRoad for 650,000 shares of common stock valued at $5,375,000 and 375,000 warrants to purchase common stock valued using the Black-Scholes pricing model. Substantially all of the purchase price was assigned to intangible assets acquired, amounting to $8,404,000, including all industrial and intellectual property rights including patents, trademarks, licenses, copyrights and proprietary processes. The asset purchase provided the Company with a voice-based hardware platform for the new VoiceLogistics(TM) product.

     As a result of management's analysis, and using the best information available, in the fourth quarter of the fiscal year ended June 30, 2001, the Company recorded an asset impairment charge comprised of goodwill and intangible assets associated with the prior acquisition of certain assets of InRoad. Additionally, during the fourth quarter of 2001, management determined that approximately $4,902,000 of costs, incurred and capitalized relative to the transaction had limited future value. As such, a charge related to the write off of these assets is included in impairment of intangible assets in the consolidated statements of operations for the year ended June 30, 2001.


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


     Operating Expenses

     Total operating expenses increased by $1,583,000 (25%) from $6,262,000 in the fiscal year ended June 30, 1999 to $7,845,000 in the fiscal year ended June 30, 2000, excluding amortization of purchased intangibles totaling $1,989,000 for the year ended June 30, 2000 compared to $478,000 for the year ended June 30, 1999. The implementation and development of our VoiceLogistics product suite, which was launched in April 2000, resulted in higher research and development costs. In addition, an increase in sales and marketing expenses can also be attributed to the launch of our VoiceLogistics(TM) product suite. As of June 30, 2000 headcount totaled 39 compared to our headcount at June 30, 1999, which totaled 31.

     Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Research and development expenses increased $777,000 (38%) from $2,058,000 in the fiscal year ended June 30, 1999 to $2,835,000 in the fiscal year ended June 30, 2000. As of June 30, 2000, we had a research and development staff of 17 compared to 11 at June 30, 1999.

     Sales and marketing expenses primarily consist of employee compensation (including sales commissions), travel expenses and trade shows. Sales and marketing expenses increased $357,000 (14%) from $2,513,000 in the fiscal year ended June 30, 1999 to $2,870,000 in the fiscal year ended June 30, 2000. Voxware hired new personnel to better suit our sales and marketing objectives with the introduction of VoiceLogistics(TM). Additional resources were utilized as part of this effort, including recruitment, as we added three new sales personnel and one European consultant as of June 30, 2000. Voxware had a sales and marketing staff of 12 at June 30, 2000 compared to 9 at June 30, 1999.

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

     Interest Income

     Interest income decreased $182,000 to $357,000 for the fiscal year ended June 30, 2000 from $539,000 for the fiscal year ended June 30, 1999. The decrease is primarily related to the decrease in Voxware's total cash, cash equivalents and short-term investments portfolio balance as a result of cash used for operations, research and development, sales and marketing expense related of the introduction of VoiceLogistics(TM) and the purchase of substantially all of the assets of Inroad, Inc. in April 2000. As of June 30, 2000 Voxware's cash, cash equivalents and short-term investments portfolio totaled $3,226,000 compared to $4,446,000 at June 30, 1999.

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

Liquidity and Capital Resources

     As of June 30, 2001, we had a total of $578,000 in cash, cash equivalents and short-term investments consisting of $561,000 of cash and cash equivalents and $17,000 in short-term investments. In March 2001, we received $750,000 from the Ascend escrow account after fulfillment of indemnification obligations. Voxware also received $279,000 in December 2000 from the sale of New Jersey State net operating losses. Also, in August 2000 the Company completed a private placement of $4,000,000 of Series A Convertible Preferred Stock, which resulted in proceeds to the Company of approximately $3,660,000, net of transaction costs. In addition, on April 19, 2001 the Company consummated a private placement of shares of common stock and common stock warrants to Castle Creek Technology Partners pursuant to the terms of a Securities Purchase Agreement. Net of transaction costs , the Company received $233,000. Our cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, we have primarily financed our operations through the sale of equity securities.

     Cash of $3,617,000, $5,629,000 and $7,134,000 was used to fund operations for the years ended June 30, 1999, 2000 and 2001, respectively. Cash used in operating activities primarily consists of the net loss of $15,669,000 and the gain on the write down of warrants, sale of tax loss carry-forwards, and assets of $784,000, $279,000, and $750,000, respectively, offset by amortization of $4,099,000 and the asset impairment charge of $4,902,000. Cash used in investing activities in fiscal 1999, totaled $3,174,000, reflecting Voxware's purchase of Verbex Voice Systems, Inc. and equipment purchases, offset by liquidations of short-term investments. In fiscal 2000, cash provided by investing activities totaled $3,375,000, which consisted of proceeds from the sale of net operating loss carry forwards totaling $501,000 and proceeds from the sale of assets to Ascend of $4,146,000, which were offset by $722,000 in net purchases of short-term investments, $259,000 in purchases of property and equipment, a payment of $240,000 related to the purchase of certain assets of InRoad, Inc. and $51,000 contingent purchase price adjustment to Verbex Voice Systems for the purchase of substantially all of the assets in February 1999. In fiscal 2001, cash provided by investing activities totaled $3,300,000 due to the sale of $2,707,000 of short-term investments, offset by $436,000 of property and equipment purchases, $279,000 from the sale of net operating loss carryforwards and $750,000 received from the Ascend escrow account

     For the years ended June 30, 1999, 2000 and 2001, cash provided by financing activities totaled $80,000, $318,000 and $3,893,000, respectively. In fiscal 1999, $80,000 was provided by financing activities, reflecting $19,000 in proceeds from the exercise of common stock options and $61,000 from the issuance of common stock pursuant to the Employee Stock Purchase Plan. A total of $318,000 of cash was provided by financing activities in fiscal 2000, reflecting $305,000 in proceeds from the exercise of common stock options and $13,000 from the issuance of common stock pursuant to the Employee Stock Purchase Plan. In fiscal 2001, $233,000 was provided by the private placement of common stock and common stock warrants and $3,366,000, net of transaction costs, from the issuance of Series A Convertible Preferred Stock and warrants consummated in 2001.

     On April 19, 2001, the Company consummated a private placement of shares of common stock and common stock warrants to Castle Creek pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the private placement, the Company sold 714,000 shares (the "Common Shares") of common stock and a warrant to purchase an additional 2,142,000 shares of its common stock (the "Purchase Warrant"). The Common Shares were sold at a price of $.34 per share. The exercise price of the Purchase Warrant is $0.19 per share in the case of an optional exercise by Castle Creek, or 80% of the then market value (as defined in the Purchase Warrant) of the common stock in the case of a mandatory exercise required by the Company. Net proceeds to the Company from the private placement were approximately $233,000. Pursuant to the terms of the Purchase Agreement, the Company used $48,200 of such proceeds to repurchase 46 shares of the Company's Series A Preferred from Castle Creek.

     We had a $2,000,000 revolving line of credit with Silicon Valley Bank, which expired on May 9, 2001. As amended on May 9, 2000, the credit facility required Voxware to secure all indebtedness with cash held at the bank's offices in an amount not less than 100% of the outstanding amount of all indebtedness we owe to the bank.

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Since its inception, the Company has incurred significant losses and, as of June 30, 2001, the Company had an accumulated deficit of $41,300,000, including $4,902,000 from the loss on the asset impairment charge of intangibles, $652,000 from accretion of preferred stock to redemption value and $2,913,000 from the beneficial conversion feature as a result of the Castle Creek transactions consummated in August 2000 and April 2001. Management believes that unless the Company is able to secure additional financing in the short-term, its cash and cash equivalents and short-term investments will not be adequate to meet the Company's cash requirements over the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of the uncertainty. Management has minimal cash on hand as of September 28, 2001 and is in current negotiations to secure a portion of its financing required for the next twelve months. There can be no assurance that the negotiations will be successful and result in financing for the Company. If such financing is not obtained, the Company will have to curtail significant or all operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not usually utilize derivative financial instruments in our investment portfolio. However, in conjunction with the Castle Creek transaction, the Company issued derivative financial instruments in the form of warrants, which are indexed to the Company's own stock. The value of the warrants fluctuates with the market value of the Company's common stock.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required by this Item are included in this Report on Form 10-K beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company and their respective ages and principal occupations are as follows:

             Name                 Age                Offices with the Company                         Class
             ----                 ---                -------------------------                        -----
Bathsheba J. Malsheen, Ph.D....    50   President, Chief Executive Officer and Director                III
Nicholas Narlis................    41   Senior Vice President, Chief Financial Officer,
                                        Secretary and Treasurer
David B. Levi (1)(2)...........    68   Director                                                        II
Eli Porat (1)(2)...............    55   Director                                                         I

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

     David B. Levi has served as a director of Voxware since January 1998. Mr. Levi served as President of Natural MicroSystems Corporation, a provider of hardware and software for developers of high-value telecommunications solutions from June 1991 to April 1995. In November 1995 Mr. Levi became President of Voice Processing Corp ("VPC"). VPC merged with Voice Control Systems, Inc. ("VCS"), a supplier of telecommunications based speech recognition systems, in November 1996 and Mr. Levi served as Chief Operating Officer of VCS until his retirement in October 1997. Prior to 1991, Mr. Levi held Chief Executive Officer and Chief Operating Officer positions at Raytheon Data Systems (a division of Raytheon Corp.), Centronics Data Computer Corp., and Raster Technologies Inc. and consulted to Regional Bell Operating Companies. Mr. Levi currently serves on the Board of Directors of PictureTel, Inc. (pending purchase by Polycom, Inc.), and Microlog Corporation. Mr. Levi holds an A.B. from Harvard College and an M.B.A. from the Harvard Graduate School of Business Administration.

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

     Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that the reporting requirements of Section 16, as amended, applicable to our executive officers, directors and greater than ten percent beneficial owners, were complied with on a timely basis.


ITEM 11.  EXECUTIVE COMPENSATION.

     The following table provides information concerning compensation paid to or earned for the fiscal years ended June 30, 2001, 2000, and 1999 the Chief Executive Officer of Voxware and the next most highly compensated executive officer during the fiscal year ended June 30, 2001.

                          Summary Compensation Table

                                                                                         Long Term
                                                       Annual Compensation              Compensation
                                            ------------------------------------------  ------------
                                                                                         Securities
                                              Fiscal                                     Underlying        All Other
Name and Principal Position                   Period      Base Salary        Bonus         Options      Compensation (1)
---------------------------                   ------      -----------        -----         -------      ----------------
Bathsheba J. Malsheen, Ph.D...............     2001        $ 231,109        $ 87,209            --         $     ---
  President and                                2000        $ 209,376        $102,521       300,000         $     ---
  Chief Executive Officer (2)                  1999        $ 206,700        $ 60,813       300,000         $     ---

Nicholas Narlis...........................     2001        $ 170,088        $ 63,750            --         $   2,551
  Senior Vice President, Chief Financial,      2000        $ 155,000        $ 71,875       200,000         $   2,362
  Officer, Secretary and Treasurer             1999        $ 150,000        $ 43,500       150,000         $   2,612

--------
(1) All Other Compensation for Mr. Narlis consists of $2,551, $2,362, and $2,612 in Voxware contributions to Mr. Narlis' account under our 401(k) Plan in fiscal 2001, 2000 and1999, respectively, and disability insurance premiums, of which Voxware is not the beneficiary, totaling $393 in fiscal 1999.
(2) Dr. Malsheen joined Voxware in October 1996, and became an executive officer in May 1997.


                       Option Grants in Last Fiscal Year

     No stock options were granted to the Named Executive officers during fiscal 2001.


     The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers on June 30, 2001.

                         Fiscal Year-End Option Values

                                                Number of Securities Underlying           Value of Unexercised In-the-Money
                                                      Unexercised Options                  Options at Fiscal Year-End (1)
                                           ------------------------------------------------------------------------------------
Name                                          Exercisable          Unexercisable         Exercisable         Unexercisable
----                                          -----------          -------------         -----------         -------------
Bathsheba J. Malsheen, Ph.D..............       710,000                250,000            $     --              $     --
Nicholas Narlis..........................       320,625                159,375            $     --              $     --

(1) Based on the difference between $0.29, which was the closing price per share on June 30, 2001, and the exercise price of the option.

Employment Agreements

     Bathsheba J. Malsheen, Ph.D., President and Chief Executive Officer of Voxware, has a three-year employment agreement with Voxware which commenced in August 1998. Dr. Malsheen currently receives an annual base salary of $205,200, and also receives allowances for residential and vehicle lease payments.

     Nicholas Narlis, Vice President, Chief Financial Officer and Treasurer of Voxware, has a three-year employment agreement with Voxware which commenced in August 1998. Mr. Narlis currently receives an annual base salary of $170,100.

     Each of the foregoing employment agreements is automatically renewable for successive one-year terms unless terminated by either party.

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

     Each of the employment agreements grant to Voxware the rights to any information created, discovered or developed by the executive which is related to or useful in the business of Voxware. The employment agreements prohibit the executive from disclosing our proprietary information, and contain certain covenants by the executive not to compete with Voxware.


Director Compensation

     Our 1998 Stock Option Plan for Non-Employee Directors was adopted by the Board of Directors in October 1997 and approved by our stockholders in January 1998. The Plan provides for the automatic grant of options to purchase shares of our common stock to directors who are not officers, nor employees, nor consultants of Voxware or any of its subsidiaries (other than the Chairman of the Board of Directors of Voxware, who shall be eligible if he or she is not otherwise an officer, employee or consultant of Voxware). Subject to the provisions of the Plan, the Board has the power and authority to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan, and to make all other determinations deemed necessary or advisable for the administration of the Plan.

     Under the Plan, each eligible individual receives an option to purchase 30,000 shares of our common stock (the "Initial Options") on the date of his or her initial election or appointment to the Board; provided that all outside directors elected at the 1998 Annual Meeting of Stockholders in January 1998 received the initial option, whether or not they served on the Board of Directors prior to the meeting. In addition, on the date of an eligible individual's re-election to the Board, if he or she has attended at least seventy-five percent (75%) of the meetings of the Board of Directors that were held while he or she was a director in the just completed calendar year, he or she will be granted an option to purchase an additional 10,000 shares of our common stock. All options granted under the Plan will have an exercise price equal to the fair market value on the date of grant. Options granted under the Plan vest in 12 equal quarterly installments beginning at the end of the first three-month period following the date of grant.

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

     General Compensation Policy for Executive Officers. The fundamental policy of the Compensation Committee is to provide our executive officers with competitive compensation opportunities based upon their contribution to our development and financial success and their personal performance. It is the Compensation Committee's objective to have a portion of each executive officer's compensation contingent upon Voxware's performance, as well as upon each executive officer's own level of performance. Accordingly, the compensation package for each executive officer is comprised of three elements: (1) base salary which reflects individual performance and is designed primarily to be competitive with salary levels in the industry, (2) cash bonuses which reflect the achievement of performance objectives and goals, and (3) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and our stockholders.

     Factors. The principal factors which the Compensation Committee considered with respect to each executive officer's compensation for fiscal 2001 are summarized below. The Compensation Committee may however, in its discretion, apply entirely different factors with respect to executive compensation for future years.

        . Base Salary. The base salary for each executive officer is determined on the basis of the following factors: experience, personal performance, the salary levels in effect for comparable positions within and without the industry, and internal base salary comparability considerations. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate. Base salaries are generally reviewed on an annual basis, with adjustments made in accordance with the factors indicated above. The Compensation Committee utilized specific compensation information available for similar positions at competitor companies for comparative compensation purposes in determining base salaries for fiscal 2001.

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

        . Long-Term Incentive Compensation. Long-term incentives are provided through grants of stock options. The grants are designed to align the interests of each executive officer with those of the stockholders, and provide each individual with a significant incentive to manage Voxware from the perspective of an owner with an equity stake. Each option grant allows the individual to acquire shares of our common stock at a fixed price per share (generally, the market price on the grant date) over a specified period of time (up to ten years). Each option generally becomes exercisable in installments over a four-year period, contingent upon the executive officer's continued employment with Voxware. Accordingly, the option grant will provide a return to the executive officer only if the executive officer remains employed by Voxware during the vesting period, and then only if the market price of the underlying shares appreciates.

           The number of shares subject to each option grant is set at a level intended to create meaningful opportunity for appreciation based on the executive officer's current position with Voxware, the base salary associated with that position, the size of comparable awards made to individuals in similar positions within the industry, and the individual's personal performance in recent periods. The Compensation Committee also considers the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of our executive officers

     CEO Compensation. In determining the compensation payable to our Chief Executive Officer, the Compensation Committee considered the CEO's performance in fiscal 2001 and Voxware's performance, taking into account our change in business focus to a voice-based logistics solutions business.

     Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code generally denies a federal income tax deduction for compensation exceeding $1,000,000 paid to the CEO or any of the four other highest paid executive officers, excluding performance-based compensation. Through June 30, 2001, this provision has not affected our tax deductions, but the Committee will continue to monitor the potential impact of Section 162(m) on our ability to deduct executive compensation.

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


                COMPARISON OF 56 MONTH CUMULATIVE TOTAL RETURN*
           AMONG VOXWARE, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                   AND THE JP MORGAN H & Q TECHNOLOGY INDEX

Research Data Group                            Peer Group Total Return Worksheet


                             [GRAPH APPEARS HERE]

 VOXWARE INC

                                                    Cumulative Total Return
                              ------------------------------------------------------------------
                               11/1/1996  12/96   3/97   6/97   9/97  12/97   3/98   6/98   9/98
  VOXWARE, INC.                   100.00 100.00  55.00  66.67  75.00  47.50  37.50  29.17  10.00
  NASDAQ STOCK MARKET (U.S.)      100.00 106.13 100.37 118.76 138.84 129.98 152.13 156.31 141.04
  JP MORGAN H & Q TECNOLOGY       100.00 108.93 103.83 124.98 151.46 127.71 154.64 158.31 140.73

                                                         Cumulative Total Return
                             ------------------------------------------------------------------------------
                                12/98   3/99   6/99   9/99  12/99   3/00   6/00   9/00  12/00   3/01   6/01
  VOXWARE, INC.                 12.92  10.00  13.75  13.33  13.75 137.51  57.51  27.51  12.51   7.08   3.87
  NASDAQ STOCK MARKET (U.S.)   183.27 205.53 224.83 230.43 340.58 382.29 332.41 305.88 204.82 152.88 180.19
  JP MORGAN H & Q TECNOLOGY    198.65 216.35 256.23 271.06 443.65 500.46 449.52 441.34 286.80 200.56 223.57

* $100 INVESTED ON 11/1/96 IN STOCK OR INDEX INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING JUNE 30.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of our common stock as of September 21, 2001, by (i) each person or group who is known by Voxware to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all executive officers and directors as a group. Unless indicated otherwise, the address of each of these persons is c/o Voxware, Inc., Lawrenceville Office Park, 168 Franklin Corner Road, Princeton, New Jersey 08648.

                                                                        Number of Shares             Percentage of Shares
           Name and Address of Beneficial Owner                    Beneficially Owned (1) (2)         Beneficially Owned
           ------------------------------------                    --------------------------         ------------------
Castle Creek Technology Partners, LLC  Common Stock (3).......             7,686,906                        48.6%
Bathsheba J. Malsheen, Ph.D. (4)..............................               790,875                         4.8%
Nicholas Narlis (5)...........................................               361,500                         2.2%
David B. Levi (6).............................................               101,567                           *
Eli Porat (7).................................................                64,439                           *
All Directors and Executive Officers as a group (4 persons)...             1,318,381                         8.4%

--------
*Less than 1% of outstanding shares of our common stock.
(1) Number of shares beneficially owned is determined by assuming that options or other common stock equivalent that are held by such person or group (but not those held by any other person or group) and which are exercisable or convertible within 60 days have been exercised or converted.
(2) Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.
(3) Includes 3,956,997 shares of common stock issuable upon the conversion of the Series B Preferred Stock without any price adjustments; 727,273 shares of common stock issuable upon the conversion of the 2000 Warrant without any price adjustments; 39,000 shares of common stock purchased pursuant to the April 2001 Securities Purchase Agreement; 2,142,000 shares of common stock issuable upon the conversion of the New Warrant without any price adjustments; 708,656 shares of common stock issuable upon the conversion of the Remedy Warrant and 112,980 shares of common stock issued upon the conversion of Series A Preferred Stock (before such shares were exchanged for shares of Series B Preferred Stock).
(4) Includes 781,875 shares of our common stock issuable upon the exercise of stock options.
(5) Includes 357,500 shares of our common stock issuable upon the exercise of stock options.
(6) Includes 56,458 shares of our common stock issuable upon the exercise of stock options.
(7) Includes 52,292 shares of our common stock issuable upon the exercise of stock options.


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

     2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule for each of the years ended June 30, 1999, 2000 and 2001, is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of the Company.

                                 VOXWARE, INC.
                Schedule II--Valuation and Qualifying Accounts
                   Years Ended June 30, 1999, 2000 and 2001
                                (in thousands)


Allowance for doubtful accounts:

                             Balance at    Charged to
                            Beginning of   Costs and                Balance at
                               Period      Expenses    Deductions  End of Period
                            ----------------------------------------------------

Year ended June 30, 1999       $507         $119           $265          $361
                               ====         ====           ====          ====

Year ended June 30, 2000       $361         $ 15           $232          $144
                               ====         ====           ====          ====

Year ended June 30, 2001       $144         $ --           $ --          $144
                               ====         ====           ====          ====

Inventory reserve:

Year ended June 30, 2001       $190         $116           $150          $156
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

Exhibit No.    Description
-----------    -----------

2.1 Asset Purchase Agreement dated as of February 4, 1999 by and between Ascend Communications, Inc. and Voxware, Inc.**(1)
2.2 Acquisition Agreement by and among Voxware, Inc., Verbex Acquisition Corporation and Verbex Voice Systems, Inc. dated as of February 4, 1999.**(1)
2.3 Acquisition Agreement dated as of April 4, 2000 by and among Voxware, Inc., Verbex Acquisition Corporation and InRoad, Inc.**(3)
3.1            Certificate of Incorporation, as amended.**(2)
3.2            Bylaws.**(2)
3.3 Certificate of designations for the Series A Preferred Stock as filed with the Secretary of State of the state of Delaware on August 14, 2000, as amended.**(4)
3.4 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, as filed with the Secretary of State of the state of Delaware on August 29, 2001.**(6)
4.1            Form of Warrant issued to InRoad, Inc.**(3)

4.2            Warrant issued to Stratos Product Development, LLC.**(3)
4.3 Stock purchase warrant, dated as of August 15, 2000, issued to Castle Creek Technology Partners, LLC.**(4)

4.4            Stock restriction and registration rights agreement, dated April
               4, 2000 among Voxware, Inc., Verbex Acquisition Corporation,
               InRoad, Inc. and Stratos Product Development LLC.**(3)
4.5            Common Stock Purchase Warrant, dated as of April 19, 2001, issued to Castle Creek Technology Partners, LLC.**(7)
4.6            Form of Warrant issued to Institutional Finance Group, Inc., dated August 15, 2000.**(9)
10.1           Voxware, Inc. 1994 Stock Option Plan.**(2)
10.2           Form of Voxware, Inc. Stock Option Agreement.**(2)
10.3           Form of Indemnification Agreement.**(2)
10.4           Securities Purchase Agreement, dated as of August 10, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners,
               LLC.**(4)
10.5           Registration Rights Agreement, dated as of August 15, 2000 by and between Voxware, Inc. and Castle Creek Technology Partners,
               LLC.**(4)
10.9           Technology Transfer Agreement Effective May 19, 1995, between
               Suat Yeldener Ph.D. and Voxware, Inc.**(2)
10.10          Exchange Agreement, dated as of August 29, by and between the
               Company and Castle Creek Technology Partners, LLC, together with the form of New Warrant and Remedy Warrant attached as exhibits thereto.**(6)
10.11          Securities Purchase Agreement, dated as of April 19, 2001, by and between the Company and Castle Creek Technology Partners, LLC,
               together with the form of Additional Share Warrant as an exhibit thereto.**(7)
10.12          Registration Rights Agreement, dated as of April 19, 2001, by and between the Company and Castle Creek Technology Partners, LLC,
               together with the form of Remedy Warrant as an exhibit
               thereto.**(7)
10.13          The Company's 1998 Stock Option Plan for Outside Directors.**(8)
10.14          Plan to Pay Non-Employee Directors an Annual Retainer.**(8)
10.20          1996 Employee Stock Purchase Plan.**(2)
10.23          Loan Modification Agreement dated May 9, 2000 between Silicon
               Valley Bank and the Company.**(3)
10.24          Employment Agreement dated August 13, 1998, with Bathsheba J.
               Malsheen.**(5)
10.25          Employment Agreement dated August 13, 1998, with Nicholas
               Narlis.**(5)
16.1           Letter from Ernst & Young LLP respecting change in certifying accountant.**(2)
23.1           Consent of Arthur Andersen LLP.*
99             Important Factors Regarding Forward-Looking Statements.*
+              List of 8-K's filed during the fourth quarter: Form 8-K filed on
               April 20, 2001 with respect to the Company's private placement with Castle Creek Technologies Partners, LLC.
___________
*    Filed herewith.
** Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:
     (1) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1998.
     (2) Filed in connection with Registration Statement on Form S-1 (File Number 33-08393).
     (3) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000.
     (4) Filed in connection with the Company's current report on Form 8-K that was filed on August 16, 2000.
     (5) Filed in connection with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998.
     (6) Filed in connection with the Company's registration statement on Form S-2 (File Number 33-68646).
     (7) Filed in connection with the Company's current report on Form 8-K that was filed on April 20, 2001.
     (8) Filed in connection with the Company's registration statement on Form S-8 (File Number 33-33342).
     (9) Filed in connection with the Company's registration statement on Form S-3 (File Number 33-51358).
+    Confidential treatment has been granted for portions of such document.

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Bathsheba J. Malsheen               President, Chief Executive Officer and       October 15, 2001
---------------------------------
    Bathsheba J. Malsheen               Director (principal executive officer)

/s/ Nicholas Narlis                     Senior Vice President, Chief Financial       October 15, 2001
---------------------------------
    Nicholas Narlis                     Officer, Secretary and Treasurer
                                        (principal financial officer and principal
                                        accounting officer)

/s/ David B. Levi                       Director                                     October 15, 2001
---------------------------------
    David B. Levi

/s/ Eli Porat                           Director                                     October 15, 2001
-------------------------
    Eli Porat

                         VOXWARE, INC. AND SUBSIDIARY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants.............................................................      F-2
Consolidated Balance Sheets..........................................................................      F-3
Consolidated Statements of Operations................................................................      F-4
Consolidated Statements of Stockholders' Equity......................................................      F-5
Consolidated Statements of Cash Flows................................................................      F-6
Notes to Consolidated Financial Statements...........................................................      F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Voxware, Inc.:

     We have audited the accompanying consolidated balance sheets of Voxware, Inc. (a Delaware corporation) and subsidiary as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voxware, Inc. and subsidiary as of June 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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



                                    ARTHUR ANDERSEN LLP


Princeton, New Jersey
September 28, 2001

                         VOXWARE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                                      June 30,
                                                                                          ------------------------------
                                                                                                2001            2000
                                                                                          -------------   --------------
                                                                                               (In thousands, except
                                                                                             share and per share data)

                                    ASSETS
Current assets:
     Cash and cash equivalents.....................................................     $       561          $       502
     Short-term investments........................................................              17                2,724
     Accounts receivable, net......................................................             849                  982
     Inventory, net................................................................           1,098                1,089
     Prepaid expenses and other current assets.....................................             360                  247
                                                                                        -----------          -----------
          Total current assets.....................................................           2,885                5,544
Property and equipment, net........................................................             584                  443
Intangible assets, net.............................................................           2,066               11,068
Other assets.......................................................................             278                  385
                                                                                        -----------          -----------
                                                                                        $     5,813          $    17,440
                                                                                        ===========          ===========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses.........................................     $     1,743          $       998
     Deferred revenues.............................................................             569                  195
                                                                                        -----------          -----------
          Total current liabilities................................................           2,312                1,193
                                                                                        -----------          -----------
Deferred rent......................................................................              --                  194
                                                                                        -----------          -----------

Commitments and contingencies

Warrants to purchase common stock..................................................              23                   --
Series A mandatorily redeemable convertible preferred stock (Liquidation value
$3,811,140)........................................................................           3,193                   --



Stockholders' equity:
     Common stock, $.001 par value, 60,000,000 and 30,000,000 shares authorized; 15,770,687 and 14,295,777 shares issued and outstanding
      at June 30, 2001 and 2000, respectively......................................              16                   14
     Additional paid-in capital....................................................          42,070               38,730
     Deferred compensation.........................................................              (1)                (141)
     Unrealized loss on available-for-sale securities..............................              --                   (2)
     Accumulated deficit...........................................................         (41,800)             (22,548)
                                                                                        -----------          -----------
          Total stockholders' equity...............................................             285               16,053
                                                                                        -----------          -----------
                                                                                        $     5,813          $    17,440
                                                                                        ===========          ===========


        The accompanying notes are an integral part of these statements.

                         VOXWARE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                       Year Ended June 30,
                                                                         ----------------------------------------------
                                                                             2001             2000             1999
                                                                         -------------     ------------     -----------
                                                                              (In thousands, except per share data)
Revenues:
 Product revenues:
   Product sales................................................         $     1,020    $        1,419    $         791
   License fees ................................................                 336             1,668              705
   Royalties and recurring revenues.............................                 387               488              511
                                                                         -----------    --------------    -------------
       Total product revenues...................................               1,743             3,575            2,007
   Service revenues.............................................                 302               226              879
                                                                         -----------    --------------    -------------
      Total revenues............................................               2,045             3,801            2,886
                                                                         -----------    --------------    -------------
Cost of revenues:
   Cost of product revenues.....................................               1,185               799              429
   Cost of service revenues.....................................                 348                70              542
                                                                         -----------    --------------    -------------
      Total cost of revenues....................................               1,533               869              971
                                                                         -----------    --------------    -------------
       Gross profit.............................................                 512             2,932            1,915
                                                                         -----------    --------------    -------------
Operating expenses:
   Research and development.....................................               3,317             2,835            2,058
   Sales and marketing..........................................               3,263             2,870            2,513
   General and administrative...................................               2,647             2,140            1,691
   Amortization of purchased intangibles........................               4,099             1,989              478
   Asset impairment charge (Note 2).............................               4,902                --               --
                                                                         -----------    --------------    -------------
      Total operating expenses..................................             (18,228)            9,834            6,740
                                                                         -----------    --------------    -------------
      Operating loss............................................             (17,716)           (6,902)          (4,825)
Interest income.................................................                 234               357              539
Gain on write down of warrants to fair value....................                 784                --               --
Gain on sale of tax loss carryforwards..........................                 279               501               --
Gain on sale of assets..........................................                 750             3,799               --
                                                                         -----------    --------------    -------------
Net loss........................................................         $   (15,669)   $       (2,245)   $      (4,286)
                                                                         ===========    ==============    =============
Accretion of preferred stock to redemption value................                (652)               --               --
                                                                         ===========    ==============    =============
Beneficial conversion feature treated as a dividend.............              (2,913)               --               --
                                                                         ===========    ==============    =============
Net loss applicable to common stockholders......................         $   (19,234)   $      ( 2,245)   $      (4,286)
                                                                         ===========    ==============    =============
Basic and diluted net loss per common share.....................         $     (1.32)   $        (0.16)   $       (0.32)
                                                                         ===========    ==============    =============
Weighted average number of common shares outstanding............              14,517            13,667           13,330
                                                                         ===========    ==============    =============

       The accompanying notes are an integral part of these statements.

                         VOXWARE, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          Stockholders Equity
                                                        ---------------------------------------------
                                                                             Additional
                                                            Common Stock      Paid-in      Deferred
                                                          -----------------
                                                           Shares    Amount   Capital    Compensation
                                                          --------   ------  ---------   ------------
                                                                  (in thousands, except share data)
Balance, June 30, 1998...............................   13,292,524     $ 13   $ 29,915     $   --
  Exercise of common stock options...................       11,000       --         19         --
  Issuance of common stock pursuant to Employee
    Stock Purchase Plan..............................       77,843       --         61         --
Comprehensive loss:
  Net loss...........................................           --       --         --         --
  Unrealized gain on available-for-sale securities...           --       --         --         --

  Comprehensive loss.................................

Balance, June 30, 1999...............................   13,381,367       13     29,995         --
  Exercise of common stock options...................      220,546       --        305         --
  Issuance of common stock pursuant to Employee
    Stock Purchase Plan..............................       19,570       --         13         --
  Directors' stock based compensation expense........       24,294       --         40         --
  Issuance of common stock in connection with the
    purchase of certain assets of InRoad, Inc              650,000        1      8,236         --
  Option grants to consultants.......................           --       --        141       (141)
Comprehensive loss:
  Net loss...........................................           --       --         --         --
  Unrealized loss on available-for-sale securities...           --       --         --         --

  Comprehensive loss.................................

Balance, June 30, 2000...............................   14,295,777     $ 14   $ 38,730     $ (141)






  Directors' stock based compensation expense........       34,483       --         10          1
    purchase of certain assets of InRoad, Inc........
  Option grants to consultants.......................           --       --         85        139
Comprehensive loss:
  Net loss...........................................           --       --         --         --
  Unrealized Gain on available-for-sale securities...           --       --         --         --
  Comprehensive loss.................................           --       --         --

Balance, June 30, 2001...............................   15,773,687     $ 16   $ 42,070     $   (1)
                                                       ===========     ====   ========     ======
Benefical Conversion future treated as a dividend               --       --      2,913         --
                                                             --------------------------------------------------
                                                              Accumulated
                                                                 Other
                                                             Comprehensive  Comprehensive  Accumulated
                                                                 Loss           Loss         Deficit    Total
                                                             -------------  -------------  ----------- --------
Balance, June 30, 1998................................          $  2                       $(16,017)  $ 13,913
  Exercise of common stock options....................            --                             --         19
  Issuance of common stock pursuant to Employee
    Stock Purchase Plan...............................            --                             --         61
Comprehensive loss:
  Net loss............................................            --           $(4,286)      (4,286)    (4,286)
  Unrealized gain on available-for-sale securities....             2                 2           --          2
                                                                               -------
  Comprehensive loss..................................                         $(4,284)
                                                                               =======
Balance, June 30, 1999................................             4                        (20,303)     9,709
  Exercise of common stock options....................            --                             --        305
  Issuance of common stock pursuant to Employee
    Stock Purchase Plan...............................            --                             --         13
  Directors' stock based compensation expense..... ..             --                             --         40
  Issuance of common stock in connection with the
    purchase of certain assets of InRoad, Inc                     --                             --      8,237
  Option grants to consultants........................            --                             --         --
Comprehensive loss:
  Net loss............................................            --           $(2,245)      (2,245)    (2,245)
  Unrealized loss on available-for-sale securities....            (6)               (6)          --         (6)
                                                                               -------
  Comprehensive loss..................................                         $(2,251)
                                                                               =======
Balance, June 30, 2000................................          $ (2)                      $(22,548)  $ 16,053
  Directors' stock based compensation expense........             --                --           --         11
Conversion of Series A Preferred Stock
    Sale of common stock                                          --                --           --        254
  Option grants to consultants........................            --                --           --        224
Beneficial Conversion future treated on a dividend
Comprehensive loss:
  Net loss............................................                        $ (15,669)    (15,669)   (15,669)
  Unrealized Gain on available-for-sale securities...              2                  2          --          2
                                                                              ---------
  Comprehensive loss..................................                        $ (15,667)
                                                                              =========
Balance, June 30, 2001................................          $             $            $          $
                                                                ====          =========    ========   =========

        The accompanying notes are an integral part of these statements

                         VOXWARE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                       Year Ended June 30,
                                                                                         ------------------------------------------
                                                                                            2001             2000           1999
                                                                                         ----------      ----------      ----------
Operating Activities:
 Net loss.........................................................................       $ (15,669)      $  (2,245)      $  (4,286)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...................................................           4,394           2,265             688
  Provision for doubtful accounts.................................................              --              15             119
  Gain on write-down of warrants to fair value....................................            (784)             --              --
  Gain on sale of tax loss carryforwards..........................................            (279)           (501)             --
  Gain on sale of assets..........................................................            (750)         (3,799)             --
  Stock based compensation expense................................................              10              40              --
  Asset impairment charge.........................................................           4,902              --              --
 Changes in assets and liabilities:
  Accounts receivable.............................................................             133              (8)            602
  Inventory.......................................................................              (9)           (761)            (32)
  Prepaid expenses and other current assets.......................................            (113)            (13)           (496)
  Restricted cash.................................................................              --             604            (604)
  Other assets, net...............................................................             107              66            (346)
  Accounts payable and accrued expenses...........................................             745            (887)            526
  Deferred revenues...............................................................             624            (336)            280
  Deferred rent...................................................................            (194)            (69)            (68)
                                                                                         ---------       ---------       ---------
    Net cash used in operating activities.........................................          (6,883)         (5,629)         (3,617)
                                                                                         ---------       ---------       ---------

Investing Activities:
 Purchases of short-term investments..............................................              --         (15,163)        (34,995)
 Sales and maturities of short-term investments...................................           2,707          14,441          37,377
 Purchases of property and equipment..............................................            (436)           (259)           (156)
 Proceeds from sale of tax loss carryforwards.....................................             279             501              --
 Proceeds from sale of assets.....................................................             750           4,146              --
 Purchase of certain assets of Inroad, Inc........................................              --            (240)             --
 Purchase of Verbex Voice Systems, Inc............................................              --             (51)         (5,400)
                                                                                         ---------       ---------       ---------
    Net cash provided by (used in) investing activities...........................           3,300           3,375          (3,174)
                                                                                         ---------       ---------       ---------

Financing Activities:
 Proceeds from exercises of common stock options..................................              --             305              19
 Proceeds from private placement of common stock and warrants.....................             276              --              --
 Issuance of common stock pursuant to Employee Stock Purchase Plan................              --              13              61
 Proceeds from issuance of Series A convertible preferred stock
       and warrants...............................................................           3,642              --              --
                                                                                         ---------       ---------       ---------
    Net cash provided by financing activities.....................................           3,642             318              80
                                                                                         ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents..................................              59          (1,936)         (6,711)
Cash and cash equivalents, beginning of period....................................             502           2,438           9,149
                                                                                         ---------       ---------       ---------
Cash and cash equivalents, end of period..........................................             561             502           2,438
Short-term investments, end of period.............................................              17           2,724           2,008
                                                                                         ---------       ---------       ---------
Cash, cash equivalents and short-term investments, end of period..................             578       $   3,226       $   4,446
                                                                                         =========       =========       =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Unrealized gain (loss) on short-term investments................................       $      --       $      (6)      $       2
                                                                                         =========       =========       =========
         Intangible assets recognized from InRoad transaction.....................       $      --       $   8,404       $      --
                                                                                         =========       =========       =========
  Purchase accounting adjustment related to inventory acquired from Verbex........       $      --       $     (79)      $      --
                                                                                         =========       =========       =========
         Accretion of Preferred Stock to redemption value.........................       $     675       $      --       $      --
                                                                                         =========       =========       =========
         Conversion of Series A Preferred Stock...................................       $     247       $      --       $      --
                                                                                         =========       =========       =========

                         VOXWARE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Background and Liquidity

     Voxware, Inc.'s (the "Company") primary business is the development, marketing and sale of industrial voice-based solutions for distribution and logistics in e-commerce, retail, and direct-to-consumer, wholesale and business-to-business operations. Products are sold direct to consumers, as well as through third party partners such as consultants, value added resellers (VARs) and system integrators. The Company's solutions enable workers to perform, through speech input of data, routine logistics tasks such as picking, receiving, returns processing, cycle counting, cross-docking and order entry. Solutions are available for all major market industry sectors, including consumer goods manufacturers, consumer packaged goods, direct to consumer (e-commerce and catalog), food and grocery, retail, third party logistics providers and wholesale distribution. Products are also deployed in package handling, mail sorting, manufacturing inspection and military combat applications. The Company has two major speech-recognition product lines: software and portable devices used for various mobile industrial and warehouse applications and stationary voice-based devices primarily used for warehouse receiving and package sorting applications. Both types of devices are based on the Company's proprietary speech recognition technology.

     In addition to the industrial voice-based solutions business, the Company also licenses its digital speech coding technologies and products on a limited basis to customers in the multimedia applications and consumer devices markets. Although the assets relating to the speech and audio coding business were sold to Ascend (a subsidiary of Lucent Technologies), the sale did not include the Company's rights and obligations under its then existing license agreements. In addition, with the consent of Ascend, the Company may continue to license speech coding technologies for uses that are not competitive with Ascend. While the Company will continue to take advantage of favorable opportunities to license our speech coding technologies, it does not dedicate significant resources to the development, marketing or licensing of speech coding technologies.

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

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Since its inception, the Company has incurred significant losses and, as of June 30, 2001, the Company had an accumulated deficit of $41,300,000, including $4,902,000 from the loss on the asset impairment charge of intangibles, $652,000 from accretion of preferred stock to redemption value and $2,913,000 from the beneficial conversion feature as a result of the Castle Creek transactions consummated in August 2000 and April 2001. Management believes that unless the Company is able to secure additional financing in the short-term, its cash and cash equivalents and short-term investments will not be adequate to meet the Company's cash requirements over the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of the uncertainty. Management has minimal cash on hand as of September 28, 2001 and is in current negotiations to secure a portion of its financing required for the next twelve months. There can be no assurance that the negotiations will be successful and result in financing for the Company. If such financing is not obtained, the Company will have to curtail significant or all operations.

          Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Voxware, Inc. and its wholly owned subsidiary, Verbex Acquisition Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

                         VOXWARE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company generates revenues from products and services. The products and services are sold separately as well as combined. The Company combines software, hardware and professional services for installation, implementation and maintenance as part of its industrial voice-based solutions ("the solution"). Product revenues consist of product sales, license fees, and royalties and recurring revenues. Product sales represent shipments of portable and stationary voice-based products for various industrial and warehouse markets. Revenues from product sales are generally recognized upon shipment or completion of the implementation, if applicable, provided there are no significant post-delivery obligations. The Company began shipping voice-based products subsequent to its acquisition of substantially all of the assets of Verbex Voice Systems, Inc. ("Verbex"), which occurred on February 18, 1999. License fees are generally derived from licensing the Company's voice-based software applications acquired in the Verbex transaction, and from licensing the Company's speech compression technologies to customers in the multimedia and consumer devices markets. License fees are generally recognized upon delivery or implementation of the underlying technologies, provided persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalties and recurring revenues include royalties, which are generally based on a percentage of licensees' sales or units shipped, and pre-determined periodic license fees. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the Company's technology. Recurring product license fees are generally recognized at the inception of the renewal period, provided that persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance support, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year. Service revenues from engineering fees are recognized upon customer acceptance, or over the period in which services are provided if customer acceptance is not required.

The Company entered into and completed its initial solution arrangements during 2001. Based on the Company's limited experience with implementation, installation and customer acceptance, solution revenue for the hardware, software and professional services, has been recorded upon the completion of installation and customer acceptance.

During 2001, the Company entered into solution arrangements with customers that resulted in or are expected to result in losses. The Company accrues these losses when it is probase and can be reasonable.

The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition and Views on Selected Revenue Recognition Issues" which is effective December 2000. The Company did not have a material change to its accounting for revenues as a result of adopting the provisions of SAB 101.

Research and Development

Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards No. 86 ''Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed,'' development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our product and general release of such product have substantially coincided. As a result, costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant and, therefore, we have not capitalized any such costs.

Net Loss Per Share

Basic net loss per share was computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the fiscal years ended June 30, 2001, 2000 and 1999. Due to the Company's net loss for the years ended June 30, 2001, 2000 and 1999, the effect of including common stock equivalents in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock equivalents have not been included in the calculation of net loss per share and as a result, basic net loss per share is the same as diluted net loss per share for the years ended June 30, 2001, 2000 and 1999. All common stock equivalents consist of common stock options and warrants to acquire common stock. As of June 30, 2001, stock options and warrants to acquire common stock (4,450,523) have not been included in the diluted loss per common share calculation since the impact is anti-dilutive.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of investments in highly liquid short-term instruments with maturities of 90 days or less from the date of purchase. Short-term investments consist primarily of high-grade United States Government-backed securities and corporate obligations with maturities between 90 and 365 days from the date of purchase. The Company's entire short-term investment portfolio is classified as available-for-sale, and is stated at fair value as determined by quoted market values. Changes in the net unrealized holding gains and losses are included as a separate component of stockholders' equity.

                         VOXWARE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table details the Company's investments as of June 30, 2001 and 2000:

                                                                         June 30, 2001
                                                 ------------------------------------------------------------
                                                                        Gross         Gross
                                                                        -----         -----
                                                     Amortized       Unrealized     Unrealized
                                                     ---------       ----------     ----------
                                                       Cost             Gains         Losses      Fair Value
                                                       ----             -----         ------      ----------
                                                                         (in thousands)

     Corporate obligations                           $    17           $     --       $     --     $     17
                                                     -------           --------       --------     --------


                                                                         June 30, 2000
                                                 ------------------------------------------------------------
                                                                        Gross         Gross
                                                                        -----         -----
                                                     Amortized       Unrealized     Unrealized
                                                     ---------       ----------     ----------
                                                       Cost             Gains         Losses      Fair Value
                                                       ----             -----         ------      ----------
                                                                         (in thousands)
     U.S. Government Agencies                          $ 1,497       $         --     $   (1)       $  1,496
     Corporate obligations                               1,580                 --         (1)          1,579
                                                       -------       ------------     -------       --------
                                                       $ 3,077       $         --     $   (2)       $  3,075
                                                       =======       ------------     =======       ========

     Included in cash and cash equivalents             $   351       $         --     $   --        $    351
     Included in short-term investments                  2,726                 --         (2)          2,724
                                                       -------       ------------     -------       --------
                                                       $ 3,077       $         --     $   (2)       $  3,075
                                                       =======       ------------     =======       ========

The Company has not experienced any significant realized gains or losses on its investments during the years ended June 30, 2001 and 2000. For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. As of June 30, 2001 and 2000, all short-term investments were due within one year.

Accounts Receivable

Accounts receivable as of June 30, 2001 and 2000 consisted of the following:

                                                                                       June 30,
                                                                              -----------------------
                                                                               2001             2000
                                                                              ------           ------
                                                                                   (in thousands)
     Accounts receivable                                                      $  993           $1,126
     Less--allowance for doubtful accounts............................          (144)            (144)
                                                                              ------           ------
     Accounts receivable, net                                                 $  849           $  982
                                                                              ======           ======

Inventory

Inventory is stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory, net as of June 30, 2001 and 2000, consisted of the following:

                                                                                       June 30,
                                                                              -----------------------
                                                                               2001             2000
                                                                              ------           ------
                                                                                   (in thousands)
     Raw materials....................................................        $  810           $  595
     Work-in process..................................................           108              286
     Finished goods...................................................           336              398
     Less - Inventory Reserve.........................................          (156)            (190)
                                                                              ------           ------
     Inventory, net...................................................        $1,098           $1,089
                                                                              ======           ======



Property and Equipment

                         VOXWARE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets, ranging from three to seven years. Maintenance, repairs and minor replacements are charged to expense as incurred.

Long-Lived Assets

The Company accounts for possible impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of; SFAS No.121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for possible impairment on a periodic basis whenever events and circumstances have occurred that indicate the remaining balance may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition must be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, an impairment will be recognized.

The SFAS No. 121 evaluation performed by management in fiscal year 2001 resulted in a write-off of approximately $4,902,000 of identified intangible assets related to the purchase of certain assets from InRoad in April 2000 (see below). The write-off has been recorded in the accompanying statements of operations for fiscal year 2001 and the related costs and accumulated amortization have been removed from the accompanying balance sheet as of June 30, 2001.

Warranty

The Company's standard warranty policy on the Company's legacy product line, generally allows customers or end-users to return defective products for repair, replacement or refund of purchase price, provided that notification of the defect is provided within 90 days from delivery to the customer or end-user in the case of software, and one year from delivery in the case of hardware. Substantially all non-VoiceLogistics components, parts and sub-assemblies purchased by the Company are covered by warranty by the manufacturer for periods ranging from 30 days to one year.

The Company's standard warranty policy on the VoiceLogistics product line generally upon first use in a production environment and extends for a twelve month period that covers all manufacturer defects (the "Warranty Period"). The Company accrues warranty costs based on historical experience and management's estimates.

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

Major Customers

Three customers accounted for 13%, 12% and 12% of revenues for the year ended June 30, 2001. Accounts receivable due from these customers as of June 30, 2001 approximated $14,000, $6,000 and $39,000, respectively. For the years ended June 30, 2000 and 1999, two customers accounted for 13% and 14% of revenues and 13% and 12% of revenues, respectively.

Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

                         VOXWARE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 permits entities to provide pro forma disclosures of net loss and net loss per share for employee stock option grants as if the fair value based method of accounting defined by this standard had been applied (see Note 6).

Comprehensive Loss

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income (loss). The only comprehensive income items the Company had were unrealized gains (losses) on available-for-sale securities and net loss.

Segment Information

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Prior to the Company's acquisition of Verbex in February 1999, the Company had been managed in one operating segment. Since the Verbex acquisition, the Company has been managed in two operating segments: industrial voice-based solutions and speech compression technologies. The voice-based solutions business relates to the Company's current business focus since the Verbex acquisition. The speech compression technologies business relates to the Company's business focus prior to the Verbex acquisition. In September 1999, the Company sold substantially all of the assets related to the speech compression business to Ascend. In connection with the sale to Ascend, the Company received a license back from Ascend to service the Company's existing speech compression licensees, and to continue to license the speech compression technologies for uses that are not competitive with Ascend, subject to the consent of Ascend. The Company does not expect to pro-actively market the speech compression technologies in the future, and expects new licensing activity relating to the speech compression technologies business to decrease significantly over time.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No.
142. However, there was no financial statement impact as of June 30, 2001.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

2.  ACQUISITIONS AND RELATED INTANGIBLES:

Acquisition of Verbex Voice Systems, Inc. and Intangible Assets

On February 18, 1999, the Company acquired substantially all of the assets of Verbex for a total of $5,422,000, which consists of $4,800,000 paid upon closing, a purchase price adjustment of $272,000 which was paid in October 1999, and transaction costs of $350,000. Upon payment in October 1999, the purchase price adjustment was released from an account that was established at the closing of the Verbex transaction. As of December 31, 1999, the escrow balance was released from restricted cash. The acquisition was accounted for under the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their fair market values at the acquisition date. The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles and goodwill. Intangible assets acquired from Verbex include capitalized software and underlying

                         VOXWARE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


intellectual property rights, value added reseller agreements and relationships, customer lists, and engineering workforce. These intangibles and goodwill are being amortized over four years, which represents the estimated economic life of these assets. Verbex's results of operations have been included in the Company's consolidated financial statements from the date of the acquisition.

The following table lists the assets that were acquired and liabilities that were assumed as a result of the Verbex acquisition:

                                                                         Year Ended June 30, 1999
                                                                         ------------------------
Assets acquired:                                                              (in thousands)
       Accounts receivable........................................                $    456
       Inventory..................................................                     218
       Prepaid expenses and other current assets, property and
        equipment and other assets................................                      68
       Intangible assets..........................................                   5,158
                                                                                    ------
                                                                                     5,900
                                                                                    ------
       Liabilities assumed:
       Accounts payable...........................................                    (131)
       Accrued expenses...........................................                    (352)
       Deferred revenues..........................................                     (17)
                                                                                    ------
                                                                                      (500)
                                                                                    ------
       Price paid in cash (includes purchase price adjustment and
       transaction costs).........................................                $  5,400
                                                                                     =====

Purchase and Impairment of Certain Assets of InRoad, Inc.

On April 4, 2000, the Company purchased certain assets (primarily intangible) of InRoad, Inc. for 650,000 shares of common stock valued at $5,375,000, 375,000 warrants to purchase common stock valued (using the Black-Scholes pricing model) at $2,861,000, $240,000 in cash, $121,000 in inventory, and $49,000 in transaction costs. Substantially all of the purchase price was assigned to intangible assets acquired, amounting to $8,404,000, including all industrial and intellectual property rights including patents, trademarks, licenses, copyrights and proprietary processes. These assets were being amortized over three years, which represents the original estimated economic life of these assets.

During the fourth quarter of fiscal 2001, the Company planned a redesign of the hardware product that will most likely result in the phase-out of the InRoad technology that makes up a large portion of the VoiceLogistics hardware. It is believed that the only remaining portion of the InRoad hardware product will be the casing for the hardware unit. All internal hardware structure will be modeled off of a new platform and will utilize different technology. This business decision, combined with the Company's recurring operating losses and negative cash flows, limited capital availability and significantly depressed stock price, resulted in a significant indicator of impairment. Pursuant to SFAS No. 121, the Company evaluated the recoverability of the Company's acquired long-lived assets, including goodwill and identifiable intangibles. During the fourth quarter of fiscal 2001, the Company determined that the undiscounted cash flow projections for the hardware component of the Verbex business segment (the hardware platform for the VoiceLogistics product as influenced by InRoad technology) were lower than the carrying value of the related identifiable intangible assets. Accordingly, the Company adjusted the carrying value of these assets to zero, resulting in a non-cash impairment loss of approximately $4,902,000. The asset purchase provided the Company with a voice-based hardware platform for the VoiceLogistics product.

Sale of Assets to Ascend

On September 21, 1999, the Company's stockholders approved an agreement with Ascend Communications, Inc. ("Ascend," which is now a wholly-owned subsidiary of Lucent Technologies, Inc.), to sell to Ascend for approximately $5.1 million in cash substantially all of the Company's assets relating to what has historically been the Company's primary business of developing and licensing speech compression technologies and products. Upon closing in September 1999, the Company received $4,146,000 in cash. The Company had previously received $204,000 of the purchase price. The remaining $750,000, which was held in escrow for 18 months to secure Voxware's indemnification provisions, was released from restriction on March 21, 2001. As a result of the sale, the Company recorded a gain of $750,000 and $3,799,000 during the year ended June 30, 2001 and June 30, 2000, respectively. The sale to Ascend did not include the Company's rights and obligations under its existing license agreements and, as part of the sale, the Company received a license back from Ascend to use the technology necessary to service the Company's existing licensees in the speech compression business. With the consent of Ascend, the Company may also license the speech coding technologies to new licensees for uses that are not competitive with Ascend.

                         VOXWARE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Intangible Assets

                                                                                            June 30,
                                                                                      ------------------
                                                                                       2001      2000
                                                                                      -------   -------
                                                                                        (in thousands)
     Acquisition of Verbex Voice Systems, Inc........................                 $ 5,131   $ 5,131
     Purchase of certain assets of InRoad, Inc.......................                   8,404     8,404
     Asset impairment charge.........................................                  (4,902)       --
                                                                                      -------   -------
                                                                                        8,633    13,535
     Less - Accumulated amortization.................................                  (6,567)   (2,467)
                                                                                      -------   -------
     Intangible assets, net..........................................                   2,066   $11,068
                                                                                      =======   =======

Amortization expense was approximately $4,099,000, $1,989,000 and $478,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

3.  PROPERTY AND EQUIPMENT:

                                                                                      June 30,
                                                                             -------------------------
                                                                               2001              2000
                                                                              -----             -----
                                                                                   (in thousands)
     Equipment.......................................................         $  924            $  549
     Leasehold improvements..........................................            526                92
     Furniture and fixtures..........................................            105               457
                                                                              ------            ------
                                                                               1,555             1,098
     Less--Accumulated depreciation..................................           (971)             (655)
                                                                              ------            ------
     Property and equipment, net.....................................         $  584            $  443
                                                                              ======            ======

Depreciation expense was approximately $295,000, $243,000 and $210,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:


                                                                                      June 30,
                                                                             -------------------------
                                                                               2001              2000
                                                                              -----             -----
                                                                                   (in thousands)
     Accounts payable................................................         $  710           $ 372
     Accrued compensation and benefits...............................            291             317
     Accrued professional fees.......................................            270             163
     Other accrued expenses..........................................            472             146
                                                                              ------           -----
     Accounts payable and accrued expenses...........................         $1,743           $ 998
                                                                              ======           =====

5. SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK:

The Company has authorized 10,000,000 shares of Preferred Stock with a $0.001 par value per share. As of June 30, 2001, 3,720 shares of Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred") were designated as issued and outstanding. The Series A Preferred shares have a stated value of $1,000 per share. No preferred shares were issued and outstanding as of June 30, 2001.

On August 15, 2000 the Company completed a $4,000,000 private placement of Series A Preferred and warrants to Castle Creek Technology Partners, LLC ("Castle Creek"). The Company sold 4,000 shares of Series A Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $3,660,000, net of cash transaction costs. In addition to the cash transaction costs, the Company issued a warrant to acquire 50,000 shares of Common Stock to an investment advisor as a finder's fee. The exercise price for the warrants issued as a finder's fee is $3.44 per share and the warrant expires in four years. Using the Black-Sholes option-pricing model, the Company determined the fair value of the warrants to be $79,000. The Company is obligated to redeem the Series A Preferred 30 months from the closing. The Series A Preferred has a 7% dividend payable in cash or equity, at the election of the holder, and is convertible into Voxware Common Stock at an initial conversion price of $3.025 per share, subject to adjustment, as defined. The Series A Preferred shareholder also has liquidation rights. The liquidation value is calculated as the stated price plus all accrued and unpaid dividends. The liquidation value of the outstanding Series A Preferred at June 30, 2001 is $3,811,140. In addition, Castle Creek has received a warrant to purchase 727,273 shares of Common Stock at an initial exercise price of

                         VOXWARE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


approximately $3.44 per share, subject to adjustment, as defined. In fifteen months, the exercise price will be reset to the lesser of the initial exercise price or the market price of the Company's common stock as of the reset date. The Company has the right to require conversion of the Series A Preferred, and to redeem the warrants, if its common stock reaches certain price levels over a specified period of time. The preferred stockholders have certain registration rights, as defined.

The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and warrants sold to Castle Creek based on the relative fair value of each instrument. The fair value of the Series A Preferred was determined based on a discounted cash flow analysis and the fair value of the warrants was determined based on the Black-Sholes option-pricing model. As a result the Company allocated approximately $2,774,000 and $807,000 to the Series A Preferred and warrants, respectively. The warrants have been classified as a liability in the accompanying consolidated balance sheet because the warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of June 30, 2001, the outstanding warrants were adjusted to the fair value of the warrants based upon the closing stock price as of that date. As a result, the Company adjusted the warrants to $27,000, representing the fair market value as of June 30, 2001, using the Black-Sholes option-pricing model and recorded a gain on the write down of warrants to fair value of $784,000 for the year ended June 30, 2001.

The Company is accreting the Series A Preferred to its redemption value using the effective interest method through the redemption period of 30 months. Accordingly, the Company recorded $675,000 of accretion during the year ended June 30, 2001 and none for the year ended June 30, 2000.

The Series A Preferred is convertible into shares of Common Stock on the date of issuance. After considering the allocation of the proceeds to the Series A Preferred and warrants, the Company determined that the Series A Preferred contained a beneficial conversion feature. The Company recorded the beneficial conversion feature in the amount of approximately $2,913,000, in a manner similar to a dividend for the year ended June 30, 2001.

On April 19, 2001, the Company consummated a private placement of shares of common stock and common stock warrants to Castle Creek pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the private placement, the Company sold 714,000 shares (the "Common Shares") of common stock and a warrant to purchase an additional 2,142,000 shares of its common stock (the "Purchase Warrant"). The Common Shares were sold at a price of $.34 per share. The exercise price of the Purchase Warrant is $1.25 per share in the case of an optional exercise by Castle Creek, or 80% of the then market value (as defined in the Purchase Warrant) of the common stock in the case of a mandatory exercise required by the Company. Net proceeds to the Company from the private placement were approximately $180,000. Pursuant to the terms of the Purchase Agreement, the Company used $48,200 of such proceeds to repurchase 46 shares of the Company's Series A Preferred from Castle Creek.

In addition, pursuant to the terms of the August 2000 Series A Preferred
Castle Creek elected to reset the conversion price is treated as a dividend to the holder of the Series A Preferred. Since the conversion price adjustment was part of the August 2000 transaction, a contingent beneficial conversion feature ("BCF") existed at the August 15, 2000 commitment date. The contingent BCF should not have been, and was not, recorded at the commitment date, but rather upon the resetting of the conversion price to $0.34 on April 19, 2001. At this date, the dividend is recorded as the greater of the contingent BCF measured as of the commitment date or the actual resulting BCF.

In August 2000, the contingent BCF was measured at zero. As a result, the dividend was calculated based on the difference between the reduced conversion price ($0.34) and the fair value of the common stock issuable upon conversion of the Series A Preferred as of April 19, 2001. The charge for the BCF is limited to the carrying value of the Series A Preferred after the initial allocation of the cash proceeds received to the Series A and the warrants. At April 19, 2001, the Company recorded a $1,669,011 dividend charge for the contingent BCF.
Castle Creek elected to convert shares of Series A Preferred into shares of Common Stock as follows:

                                                                         Shares
                                                        ---------------------------------------
                      Date                              Series A Preferred              Common
               -----------------                        --------------------     --------------
                 April 30, 2001                                  54                    166,853
                 May 11, 2001                                    25                     77,404
                 May 17, 2001                                    50                    154,980
                 May 30, 2001                                    30                     93,211
                 June 15, 2001                                   30                     93,468
                 June 25, 2001                                   15                     46,820
                 June 28, 2001                                   30                     93,691
                                                       -------------------       --------------
                                                                234                    726,427

                         VOXWARE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Each share of Series A Preferred, plus the applicable dividend, converted into a number of common shares at a conversion price of $0.34 per share.

6.   STOCKHOLDERS' EQUITY:

Stock Option Plans

Pursuant to the 1994 Stock Option Plan as amended (the ''Plan''), the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. An aggregate of 4,000,000 shares of common stock have been reserved for issuance under the Plan. The exercise price for incentive stock options may not be less than 100% (110% for holders of 10% or more of the combined voting power of all classes of stock of the Company) of the fair value of the shares on the date of grant, and at least par value for nonqualified stock options. The period during which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

Additionally, pursuant to the 1998 Stock Option Plan for Outside Directors (the "Outside Directors Plan") which was approved by the Company's stockholders in January 1998, the Company has granted a total of 120,000 options at exercise prices of $0.40 to $3.75 per share. Pursuant to the Outside Directors Plan, each non-employee director of the Company shall receive an option to purchase 30,000 shares of the Company's common stock (the "Initial Option") on the date of his or her election or appointment to the Board of Directors, at an exercise price equal to the Company's stock price at the end of the day of his or her election or appointment to the Board of Directors (the "Initial Grant Date").
In addition, on the date of his or her re-election to the Board of Directors, if he or she is still a non-employee director on such date and has met certain other requirements defined in the Outside Directors Plan, he or she shall receive an option to purchase 10,000 shares of the Company's common stock (the "Additional Option") on the date of his or her re-election or appointment to the Board of Directors, at an exercise price equal to the Company's stock price at the end of the day of his or her re-election or appointment to the Board of Directors (the "Additional Grant Date"). All options granted under the Outside Directors Plan shall be exercisable as to one-twelfth of the shares issued under each option on the last day of each of the 12 three-month periods immediately following the applicable grant date.

Information relative to the Option Plans is as follows:

                                                                                                  Price               Aggregate
                                                                              Shares            Per Share             Proceeds
                                                                        ----------------   -------------------     ---------------
      Outstanding at June 30, 1998....................................        1,409,675         $ 0.50--$7.88         $ 5,781,826
              Granted.................................................        1,182,500         $ 0.63--$2.38           1,521,988
              Exercised...............................................          (11,000)        $1.50--$ 2.00             (19,000)
              Canceled................................................         (343,100)        $1.06--$ 7.88          (1,317,141)
                                                                              ---------         -------------         -----------
      Outstanding at June 30, 1999....................................        2,238,075         $ 0.50--$7.88           5,967,673
              Granted.................................................        1,448,752         $ 0.69--$7.69           3,455,439
              Exercised...............................................         (220,546)        $ 0.69--$7.50            (305,272)
              Canceled................................................         (728,031)        $1.50--$ 7.88          (2,314,595)
                                                                              ---------         -------------         -----------
      Outstanding at June 30, 2000 (838,391 exercisable)..............        2,738,250         $0.50--$ 7.88           6,803,245
              Granted.................................................          482,500         $0.40--$ 3.84             863,233
              Exercised...............................................               --         $0.40--$ 7.50                  --
              Canceled................................................         (457,500)        $0.40--$ 7.88            (776,493)
                                                                              ---------         -------------         -----------
      Outstanding at June 30, 2001(1,379,938 exercisable).............        2,763,250         $0.40--$ 7.88           6,889,985
                                                                              =========         =============         ===========

                         VOXWARE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation. Accordingly, compensation cost has been computed based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Company's stock. As the exercise price of the stock options equaled the fair value of the Company's stock at the date of option issuance, no compensation cost has been recorded in the accompanying statements of operations. Had compensation been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following pro forma amounts:


                                            June 30,
                                   -------------------------
                                   2001       2000      1999
                                   ----       ----      ----
                             (in thousands, except per share data)


      Net loss
            As reported         $(15,669)  $ (2,245)  $(4,286)
            Pro forma            (15,623)    (3,601)   (5,512)

      Net loss per share
            As reported         $  (1.07)  $  (0.16)  $ (0.32)
            Pro forma              (1.07)     (0.26)    (0.41)


   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years 2001, 2000 and 1999: risk-free interest rates ranging from 5.7% to 7.1% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 8 years for the options; and expected volatility of 75%.

   SFAS No. 123 method of accounting is not required to be applied to options granted prior to the fiscal year ended June 30, 1996. The resulting pro forma compensation cost may not be representative of that expected in future years. The weighted average fair value of options granted was $2.49, $1.48 and $0.99 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

   Information with respect to options outstanding at June 30, 2001 is as follows:


                                                                           Weighted Average
                                                     Weighted Average         Remaining        Number of Vested
    Exercise Price Per Share         Shares           Exercise Price       Contractual Life         Shares
--------------------------------------------------------------------------------------------------------------------
      $0.40--$1.63                 1,486,500               $1.15                  8.2                867,198
      $1.90--$3.00                   162,500               $2.63                  7.9                 51,958
      $3.08--$3.88                   455,000               $3.75                  8.6                143,594
      $4.00--$7.88                   659,250               $4.61                  8.1                464,250
                                 -----------------------------------------------------------------------------------
                                   2,763,250               $2.49                  8.2              1,527,000
                                 ===================================================================================

   Annual Stock Grant Retainer to Directors

   In January 1998 the Company's Board of Directors and stockholders approved a plan which provides for the granting of shares to non-employee directors. Each calendar year in which the Company holds an Annual Meeting of Stockholders, each non-employee director will receive shares valued at $10,000 based on the market price of the Company's common stock, as defined in the plan. In fiscal 1998, as part of this plan the Company also granted shares to non-employee directors who had served as directors since the Company's initial public offering in October 1996. For the years ended June 30, 2001 and 2000, the Company granted a total of 34,483 and 24,294 shares, respectively, of common stock pursuant to this plan and recorded $10,000 and $40,000, respectively, associated compensation expense. The Company did not grant any shares pursuant to this plan during fiscal 1999 because the Company did not hold an Annual Meeting of Stockholders during fiscal 1999.

   Employee Stock Purchase Plan

   In December 1996 the Company adopted an Employee Stock Purchase Plan under
   Section 423 of the Internal Revenue Code and reserved 200,000 shares of common stock for issuance under the plan. Under this plan, employees were entitled to purchase shares at

                          VOXWARE, INC. AND SUSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    85% of the fair market value. During the years ended June 30, 2000 and 1999, the Company issued 19,570 and 77,843 shares of common stock, respectively, at average purchase prices of $0.69 and $0.82 per share, respectively, pursuant to the Employee Stock Purchase Plan. No shares were issued during the year ended 2001. As of June 30, 2000, all 200,000 reserved shares of common stock had been issued and the Plan had been terminated.

7.  CREDIT FACILITY:

    The Company had a $2,000,000 revolving line of credit with Silicon Valley Bank, as amended (the "Credit Facility"), that was not renewed when it expired on May 8, 2001. As amended on May 9, 2000, the Credit Facility required the Company to secure all indebtedness with cash held at the bank's offices in an amount not less than 100% of the outstanding amount of all indebtedness owed to the bank.

8.  401(k) SAVINGS PLAN:

    Effective January 1997 the Company adopted a 401(k) Savings Plan (the "401(k) Plan") available to all employees. The 401(k) Plan permits participants to contribute up to 10% of their base salary to the 401(k) Plan, not to exceed the limits established by the Internal Revenue Code. In addition, the Company matches 25% of employee contributions on the initial 6% contributed by employees. Employees vest immediately in all employee contributions and Company match contributions. In connection with the 401(k) Plan, the Company recorded compensation expense of approximately $38,000, $27,000 and $33,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

9.  INCOME TAXES:

    As of June 30, 2001, the Company had approximately $29,572,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards begin to expire in 2009. As of June 30, 2001, a full valuation allowance has been provided on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset as a result of the operating losses incurred to date.

10. COMMITMENTS AND CONTINGENCIES:

    The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense was approximately $606,000, $301,000 and $599,000 for the years ended June 30, 2001, 2000 and 1999, respectively. Future minimum rental payments for the Company's office facilities and equipment under operating leases as of June 30, 2001 are as follows:

                                                       (in thousands)
                                                       --------------
               Year Ending June 30,
                   2002  ............................       $  593
                   2003  ............................          497
                   2004  ............................          258
                                                            ------
                                                            $1,348
                                                            ======

   In July 1998 the Company entered into a sublease agreement under which the Company subleased approximately 47% of its 18,000 total square feet of office space in its Princeton, New Jersey facility. Effective June 30, 2000, the Company has been released from its lease commitment for 9,500 square feet of the office space in Princeton, New Jersey. The remaining 8,500 square feet of this space is occupied by the sub-lessee, and payments received under the sublease agreement offset all but $0.30 per square foot of our remaining lease commitment. The initial term of the sublease agreement will expire on May 31, 2003. A total of $347,000 is expected to be received under the sublease agreement and is not included in the above schedule. The company had a letter of credit outstanding as of June 30, 2001 for $75,000 in connection with the sublease of its former facility located in Princeton, New Jersey. The letter of credit expired as of June 30, 2001 and the company did not renew the credit facility.

   The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's business, operating results or financial condition.

   The Company has three-year employment and severance agreements with two officers. The agreements provide for minimum salary levels, adjusted annually at the discretion of the Board of Directors. Each of the agreements is automatically renewable for successive one-year terms, unless terminated by either party.

                          VOXWARE, INC. AND SUSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  SEGMENT INFORMATION:

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

     Business segment information for the years ended June 30, 2001 and 2000 is included in the table below. Costs associated with corporate and administrative overhead expenses, are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition (Note 2), and the amortization of those assets, are included in the industrial voice-based products segment.

                                                          Speech
                                        Voice-Based     Compression
                                         Products      Technologies
                                         Segment          Segment        Total
                                       -------------  --------------  ----------
                                          2001             2001          2001
                                          ----             ----          ----
        Revenues                         $ 1,195          $   850      $  2,045
        Loss from operations              (8,614)            (101)       (8,715)
        Depreciation and amortization      4,310              105         4,415
        Identifiable assets                1,232            4,581         5,813

                                          2000             2000          2000
                                          ----             ----          ----
        Revenues                         $ 1,786          $ 2,015      $  3,801
        Loss from operations              (6,253)            (649)       (6,902)
        Depreciation and amortization      2,037              228         2,265
        Identifiable assets               12,773            4,667        17,440


     For the years ended June 30, 2001, 2000 and 1999, revenue related to the voice-based product segments included approximately $94,000, $0 and $0, respectively, of sales to customers outside the United States. For the years ended June 30, 2001, 2000 and 1999, revenues included approximately $82,000, $400,000 and $524,000, respectively, of sales to customers related to the speech compression technologies segment outside the United States.

12.  SUBSEQUENT EVENTS:

     Pursuant to the terms of the August 2000 Series A Preferred transaction (see Note 4), Castle Creek elected to convert additional shares of Series A Preferred into shares of common stock. Each share of Series A preferred, plus the applicable dividend, converted into a number of common shares at a conversion price of $0.34 per share. The following table details the subsequent conversions:

                                              Shares

                                     Series A
                   Date              Preferred        Common
            -----------------      ------------      --------
              July 9, 2001              15            46,949
              July 12, 2001             20            62,621
              July 17, 2001             15            47,009
              July 18, 2001             15            47,017
             August 27, 2001            20           112,980