Form 10-K/A
period 2001-06-30
VOXWARE INC
filed 2001-10-16
CIK 933454

--------------------------------------------------------------------------------
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

-------------------------------------------------------------------------------

                                 VOXWARE, INC.

                            FORM 10-K ANNUAL REPORT

                      For Fiscal Year Ended June 30, 2001

                               TABLE OF CONTENTS

PART I
Item 1.   Business......................................................................................................       3

Item 2.   Properties....................................................................................................      10

Item 3.   Legal Proceedings.............................................................................................      10

Item 4.   Submission of Matters to a Vote of Security Holders...........................................................      11

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters ....................................      12

Item 6.   Selected Financial Data.......................................................................................      14

Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition.........................      15

Item 8.   Financial Statements and Supplementary Data...................................................................      22

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................      22

PART III

Item 10.  Directors and Executive Officers of the Registrant ...........................................................      23

Item 11.  Executive Compensation .......................................................................................      24

Item 12.  Security Ownership of Certain Beneficial Owners and Management................................................      29

Item 13.  Certain Relationships and Related Transactions ...............................................................      29

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............................................      30

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

         FOR  [11,879,331] Votes  AGAINST  [297,963] Votes   ABSTAIN [200] Votes

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

ITEM 6.    SELECTED FINANCIAL DATA.

  The selected statement of operations data for the years ended June 30, 1999, 2000 and 2001, and the selected balance sheet data as of June 30, 2000 and 2001, have been derived from the financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, and which financial statements are included elsewhere in this Form 10-K. The selected statements of operations data for the fiscal years ended June 30, 1997 and 1998 and the balance sheet data as of June 30, 1997, 1998 and 1999, have been derived from the Company's audited financial statements not included herein. The selected statement of operations data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                         1997         1998         1999         2000        2001
                                                                         ----         ----         ----         ----        ----
                                                                                  (In thousands, except per share data)
Statement of Operations Data:
 Revenues:
   Product revenues:.
    Product sales..................................................    $      -     $      -      $   791      $ 1,419    $  1,020
    License fees...................................................       5,432        2,935          705        1,668         336
    Royalties and recurring revenues...............................       1,996        1,918          511          488         387
                                                                       --------     --------      -------      -------    --------
      Total product revenues.......................................       7,428        4,853        2,007        3,575       1,743
   Service revenues................................................         351        1,029          879          226         302
                                                                       --------     --------      -------      -------    --------
            Total revenues.........................................       7,779        5,882        2,886        3,801       2,045
                                                                       --------     --------      -------      -------    --------
 Cost of revenues:
      Cost of product revenues.....................................         178          142          429          799       1,185
      Cost of service revenues.....................................         164          441          542           70         348
                                                                       --------     --------      -------      -------    --------
            Total cost of revenues.................................         342          583          971          869       1,533
                                                                       --------     --------      -------      -------    --------
            Gross profit...........................................       7,437        5,299        1,915        2,932         512
                                                                       --------     --------      -------      -------    --------
 Operating expenses:
      Research and development.....................................       7,796        4,726        2,058        2,835       3,317
      Sales and marketing..........................................       4,018        3,844        2,513        2,870       3,263
      General and administrative...................................       3,204        2,467        1,691        2,140       2,647
      Amortization of purchased intangibles........................           -            -          478        1,989       4,099
      Asset impairment charge......................................           -            -            -            -       4,902
                                                                       --------     --------      -------      -------    --------
            Total operating expenses...............................      15,018       11,037        6,740        9,834      18,228
                                                                       --------     --------      -------      -------    --------
            Operating loss.........................................      (7,581)      (5,738)      (4,825)      (6,902)    (17,716)
 Interest income...................................................         722          844          539          357         234
 Gain on write down of warrants to fair value......................           -            -            -            -         784
 Gain on sale of tax loss carryforwards............................           -            -            -          501         279
 Gain on sale of assets............................................           -            -            -        3,799         750
                                                                       --------     --------      -------      -------    --------
 Net loss..........................................................      (6,859)      (4,894)      (4,286)      (2,245)    (15,669)
 Accretion of preferred stock to redemption value..................          (5)           -            -            -        (652)
 Beneficial conversion feature treated as a dividend...............           -            -            -            -      (2,913)
                                                                       --------     --------      -------      -------    --------
 Net loss applicable to common stockholders........................    $ (6,864)    $ (4,894)     $(4,286)     $(2,245)   $(19,234)
                                                                       ========      =======       ======       =======    =======
 Basic and diluted net loss per common share.......................    $  (0.67)    $  (0.38)     $ (0.32)     $ (0.16)   $  (1.32)
                                                                       ========      =======       ======       =======    =======
 Weighted average number of common shares outstanding..............      10,242       12,890       13,330       13,667      14,517
                                                                       ========      =======       ======       =======    =======

                                                                                                 June 30,
                                                                       -----------------------------------------------------------
                                                                         1997         1998         1999         2000        2001
                                                                         ----         ----         ----         ----        ----
                                                                                              (In thousands)
Balance Sheet Data:
 Cash, cash equivalents and
      short term investments.......................................    $16,469      $13,357       $ 4,446      $ 3,226    $  578
 Working capital...................................................     16,966       13,743         4,446        4,351       573
 Total assets......................................................     20,221       15,557        12,592       17,440     5,813
 Series A mandatorily redeemable convertible
      preferred stock..............................................          -            -             -            -     3,193
 Stockholders' equity..............................................     17,376       13,913         9,709       16,053       285

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

     During 2001, the Company entered into solution arrangements with customers that resulted in or are expected to result in losses. The Company accrues these losses when it is probase and can be reasonably estimated.

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


     Cost of Revenues

     Cost of revenues increased $664,000 from $869,000 for the fiscal year ended June 30, 2000 to $1,533,000 for the fiscal year ended June 30, 2001. The increase in cost of revenues is attributable to increases in fixed costs associated with manufacturing and customer support as a percentage of cost of revenues.

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

     Amortization of purchased intangibles totaled $4,099,000 for the fiscal year ended June 30, 2001 compared to $1,989,000 in fiscal year ended June 30, 2000. The amortization is attributable to intangibles generated in the 1999 acquisition of Verbex and the April 2000 Inroad transaction. The intangibles for the Verbex Voice transaction are being amortized over a four-year period and for the InRoad transaction over a three-year period. The increase in amortization expense is a result of a full year of amortization of the InRoad transaction intangibles. The Company recorded a charge for the impairment of InRoad goodwill and purchased intangible assets as of June 30, 2001. During the fourth quarter of fiscal 2001, the Company planned a redesign of the hardware product that will most likely result in the phase-out of the InRoad technology that makes up a large portion of the VoiceLogistics hardware. This decision, combined with the Company's recurring operating losses and negative cash flows, limited capital availability and significantly depressed stock price, resulted in a significant indicator of impairment. Pursuant to SFAS No. 121, the Company evaluated the recoverability of the Company's acquired long-lived assets, including goodwill and identifiable intangibles. During the fourth quarter of fiscal 2001, the Company determined that the undiscounted cash flow projections for the hardware component of the Verbex business segment (the hardware platform for the VoiceLogistics product as influenced by InRoad technology) were lower than the carrying value of the related identifiable intangible assets. Accordingly, the Company adjusted the carrying value to the discounted cash flows of these assets to zero, resulting in a non-cash impairment charge of approximately $4,902,000. This had no impact on the Company's cash position.


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

     As a result of management's analysis, and using the best information available, in the fourth quarter of the fiscal year ended June 30, 2001, the Company recorded an asset impairment charge related to the goodwill and intangible assets related to the prior acquisition of certain assets of InRoad. Additionally, during the fourth quarter of 2001, management determined that approximately $4,902,000 of costs incurred had limited future value. As such, a charge related to the write off of these assets is included in impairment of intangible assets in the consolidated statements of operations for the year ended June 30, 2001.


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

     Gain on Sale of Tax Loss Carryforwards

     During 1999, the State of New Jersey passed legislation which allows New Jersey technology companies to apply for the transfer or sale of unused New Jersey state net operating losses and research and development tax credits for cash. Profitable companies can buy these losses and credits at a discount, thereby reducing their state tax obligation. Voxware applied to the State of New Jersey to sell up to approximately $14,900,000 of its New Jersey State net operating losses carryforwards. Voxware received a determination letter from the State of New Jersey to sell $7,420,000 of its New Jersey State net operating losses which, upon the sale, provided Voxware $501,000 in cash as of June 30, 2000.

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

Liquidity and Capital Resources

     As of June 30, 2001, we had a total of $578,000 in cash, cash equivalents and short-term investments consisting of $561,000 of cash and cash equivalents and $17,000 in short-term investments. In March 2001, we received $750,000 from the Ascend escrow account after fulfillment of indemnification obligations. Voxware also received $279,000 in December 2000 from the sale of New Jersey State net operating losses. Also, in August 2000 the Company completed a private placement of $4,000,000 of Series A Convertible Preferred Stock, which resulted in proceeds to the Company of approximately $3,660,000, net of transaction costs. In addition, on April 19, 2001 the Company consummated a private placement of shares of common stock and common stock warrants to Castle Creek Technology Partners pursuant to the terms of a Securities Purchase Agreement. Net of transaction costs , the Company received $276,000. Our cash, cash equivalents and short-term investments portfolio is liquid and investment grade, consisting of high-grade money-market funds, United States Government-backed securities and commercial paper and corporate obligations. Since inception, we have primarily financed our operations through the sale of equity securities.

     Cash of $3,617,000, $5,629,000 and $7,109,000 was used to fund operations for the years ended June 30, 1999, 2000 and 2001, respectively. Cash used in operating activities primarily consists of the net loss of $15,669,000 and the gain on the write down of warrants, sale of tax loss carry-forwards, and assets of $784,000, $279,000, and $750,000, respectively, offset by amortization and depreciation of $4,413,000, stock based compensation expense of $13,000 and the asset impairment charge of $4,902,000. Cash used in investing activities in fiscal 1999, totaled $3,174,000, reflecting Voxware's purchase of Verbex Voice Systems, Inc. and equipment purchases, offset by liquidations of short-term investments. In fiscal 2000, cash provided by investing activities totaled $3,375,000, which consisted of proceeds from the sale of net operating loss carry forwards totaling $501,000 and proceeds from the sale of assets to Ascend of $4,146,000, which were offset by $722,000 in net purchases of short-term investments, $259,000 in purchases of property and equipment, a payment of $240,000 related to the purchase of certain assets of InRoad, Inc. and $51,000 contingent purchase price adjustment to Verbex Voice Systems for the purchase of substantially all of the assets in February 1999. In fiscal 2001, cash provided by investing activities totaled $3,279,000 due to the sale of $2,707,000 of short-term investments, $279,000 from the sale of net operating loss carryforwards and $750,000 received from the Ascend escrow account, offset by $457,000 of property and equipment purchases.


     For the years ended June 30, 1999, 2000 and 2001, cash provided by financing activities totaled $80,000, $318,000 and $3,888,000, respectively. In fiscal 1999, $80,000 was provided by financing activities, reflecting $19,000 in proceeds from the exercise of common stock options and $61,000 from the issuance of common stock pursuant to the Employee Stock Purchase Plan. A total of $318,000 of cash was provided by financing activities in fiscal 2000, reflecting $305,000 in proceeds from the exercise of common stock options and $13,000 from the issuance of common stock pursuant to the Employee Stock Purchase Plan. In fiscal 2001, $276,000 was provided by the private placement of common stock and common stock warrants, $3,660,000, net of transaction costs, from the issuance of Series A Convertible Preferred Stock and warrants consummated in 2001 and offset by $48,000 from the repurchase of Series A Preferred Stock.

     On April 19, 2001, the Company consummated a private placement of shares of common stock and common stock warrants to Castle Creek pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the private placement, the Company sold 714,000 shares (the "Common Shares") of common stock and a warrant to purchase an additional 2,142,000 shares of its common stock (the "Purchase Warrant"). The Common Shares were sold at a price of $.34 per share. The exercise price of the Purchase Warrant is $0.19 per share in the case of an optional exercise by Castle Creek, or 80% of the then market value (as defined in the Purchase Warrant) of the common stock in the case of a mandatory exercise required by the Company. Net proceeds to the Company from the private placement were approximately $276,000. Pursuant to the terms of the Purchase Agreement, the Company used $48,200 of such proceeds to repurchase 46 shares of the Company's Series A Preferred from Castle Creek.


     In addition, pursuant to the terms of the August 2000 Series A Preferred Castle Creek elected to reset the conversion price of the Series A Preferred. Since the conversion price adjustment was part of the August 2000 transaction, a contingent beneficial conversion feature ("BCF") existed at the August 15, 2000 commitment date. The contingent BCF was recorded upon resetting the conversion price to $0.34 on April 19, 2001. At this date, the dividend is recorded as the greater of the contingent BCF measured as of the commitment date or the actual resulting BCF. In August 2000, the contingent BCF was measured at zero. As a result, the dividend was calculated based on the difference between the reduced conversion price ($0.34) and the fair value of the common stock issuable upon conversion of the Series A Preferred as of April 19, 2001. The charge for the BCF is limited to the carrying value of the Series A Preferred after the initial allocation of the cash proceeds received to the Series A Preferred after the initial allocation of the cash proceeds received to the Series A and the warrants. At April 19, 2001, the Company recorded a $1,669,011 dividend charge for the contingent BCF. Castle Creek elected to convert shares of Series A Preferred into shares of Common Stock as follows:

                                                     Shares
                                    --------------------------------------
       Date                         Series A Preferred            Common
-------------------                 ------------------         -----------
   April 30, 2001                           54                   166,853
   May 11, 2001                             25                    77,404
   May 17, 2001                             50                   154,980
   May 30, 2001                             30                    93,211
   June 15, 2001                            30                    93,458
   June 25, 2001                            15                    46,820
   June 28, 2001                            30                    93,691
                                    ------------------         -----------
                                           234                   726,417

     We had a $2,000,000 revolving line of credit with Silicon Valley Bank, which expired on May 9, 2001. As amended on May 9, 2000, the credit facility required Voxware to secure all indebtedness with cash held at the bank's offices in an amount not less than 100% of the outstanding amount of all indebtedness we owe to the bank.

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Since its inception, the Company has incurred significant losses and, as of June 30, 2001, the Company had an accumulated deficit of $41,800,000, including $4,902,000 from the loss on the asset impairment charge of intangibles, $652,000 from accretion of preferred stock to redemption value and $2,913,000 from the beneficial conversion feature as a result of the Castle Creek transactions consummated in August 2000 and April 2001. Management believes that unless the Company is able to secure additional financing in the short-term, its cash and cash equivalents and short-term investments will not be adequate to meet the Company's cash requirements over the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of the uncertainty. The Company has minimal cash on hand as of September 28, 2001 and management is in current negotiations to secure a portion of its financing required for the next twelve months. There can be no assurance that the negotiations will be successful and result in financing for the Company. If such financing is not obtained, the Company will have to curtail significant or all operations.

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

--------
(1) All Other Compensation for Mr. Narlis consists of $2,551, $2,362, and $2,612 in Voxware contributions to Mr. Narlis' account under our 401(k) Plan in fiscal 2001, 2000 and 1999, respectively, and disability insurance premiums, of which Voxware is not the beneficiary, totaling $393 in fiscal 1999.
(2) Dr. Malsheen joined Voxware in October 1996, and became an executive officer in May 1997.


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

                                 VOXWARE, INC.
                Schedule II--Valuation and Qualifying Accounts
                   Years Ended June 30, 1999, 2000 and 2001
                                (in thousands)


Allowance for doubtful accounts:

                             Balance at    Charged to
                            Beginning of   Costs and                Balance at
                               Period      Expenses    Deductions  End of Period
                            ----------------------------------------------------

Year ended June 30, 1999       $507         $119           $265          $361
                               ====         ====           ====          ====

Year ended June 30, 2000       $361         $ 15           $232          $144
                               ====         ====           ====          ====

Year ended June 30, 2001       $144         $ --           $ --          $144
                               ====         ====           ====          ====

Inventory reserve:

Year ended June 30, 1999       $ --         $190           $ --          $190
                               ====         ====           ====          ====

Year ended June 30, 2000       $190         $ --           $ --          $190
                               ====         ====           ====          ====

Year ended June 30, 2001       $190         $116           $150          $156
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

  (4). List of 8-K's filed during the fourth quarter: Form 8-K filed on April 20, 2001 with respect to the Company's private placement with Castle Creek Technologies Partners, LLC.

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

                         VOXWARE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                       Year Ended June 30,
                                                                         ----------------------------------------------
                                                                             2001             2000             1999
                                                                         -------------     ------------     -----------
                                                                              (In thousands, except per share data)
Revenues:
 Product revenues:
   Product sales................................................         $     1,020    $        1,419    $         791
   License fees ................................................                 336             1,668              705
   Royalties and recurring revenues.............................                 387               488              511
                                                                         -----------    --------------    -------------
       Total product revenues...................................               1,743             3,575            2,007
   Service revenues.............................................                 302               226              879
                                                                         -----------    --------------    -------------
      Total revenues............................................               2,045             3,801            2,886
                                                                         -----------    --------------    -------------
Cost of revenues:
   Cost of product revenues.....................................               1,185               799              429
   Cost of service revenues.....................................                 348                70              542
                                                                         -----------    --------------    -------------
      Total cost of revenues....................................               1,533               869              971
                                                                         -----------    --------------    -------------
       Gross profit.............................................                 512             2,932            1,915
                                                                         -----------    --------------    -------------
Operating expenses:
   Research and development.....................................               3,317             2,835            2,058
   Sales and marketing..........................................               3,263             2,870            2,513
   General and administrative...................................               2,647             2,140            1,691
   Amortization of purchased intangibles........................               4,099             1,989              478
   Asset impairment charge (Note 2).............................               4,902                --               --
                                                                         -----------    --------------    -------------
      Total operating expenses..................................              18,228             9,834            6,740
                                                                         -----------    --------------    -------------
      Operating loss............................................             (17,716)           (6,902)          (4,825)
Interest income.................................................                 234               357              539
Gain on write down of warrants to fair value....................                 784                --               --
Gain on sale of tax loss carryforwards..........................                 279               501               --
Gain on sale of assets..........................................                 750             3,799               --
                                                                         -----------    --------------    -------------
Net loss........................................................         $   (15,669)   $       (2,245)   $      (4,286)
Accretion of preferred stock to redemption value................                (652)               --               --
Beneficial conversion feature treated as a dividend.............              (2,913)               --               --
                                                                         -----------    --------------    -------------
Net loss applicable to common stockholders......................         $   (19,234)   $      ( 2,245)   $      (4,286)
                                                                         ===========    ==============    =============
Basic and diluted net loss per common share.....................         $     (1.32)   $        (0.16)   $       (0.32)
                                                                         ===========    ==============    =============
Weighted average number of common shares outstanding............              14,517            13,667           13,330
                                                                         ===========    ==============    =============

       The accompanying notes are an integral part of these statements.

                         VOXWARE, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          Stockholders Equity
                                                        ---------------------------------------------
                                                                             Additional
                                                            Common Stock      Paid-in      Deferred
                                                          -----------------
                                                           Shares    Amount   Capital    Compensation
                                                          --------   ------  ---------   ------------
                                                                  (in thousands, except share data)
Balance, June 30, 1998...............................   13,292,524     $ 13   $ 29,915     $   --
  Exercise of common stock options...................       11,000       --         19         --
  Issuance of common stock pursuant to Employee
    Stock Purchase Plan..............................       77,843       --         61         --
Comprehensive loss:
  Net loss...........................................           --       --         --         --
  Unrealized gain on available-for-sale securities...           --       --         --         --

  Comprehensive loss.................................

Balance, June 30, 1999...............................   13,381,367       13     29,995         --
  Exercise of common stock options...................      220,546       --        305         --
  Issuance of common stock pursuant to Employee
    Stock Purchase Plan..............................       19,570       --         13         --
  Directors' stock based compensation expense........       24,294       --         40         --
  Issuance of common stock in connection with the
    purchase of certain assets of InRoad, Inc              650,000        1      8,236         --
  Option grants to consultants.......................           --       --        141       (141)
Comprehensive loss:
  Net loss...........................................           --       --         --         --
  Unrealized loss on available-for-sale securities...           --       --         --         --

  Comprehensive loss.................................

Balance, June 30, 2000...............................   14,295,777     $ 14   $ 38,730     $ (141)
  Directors' stock based compensation expense........       34,483       --         10         --
  Conversion of Series A Preferred Stock.............      726,427        1        246         --
  Sale of common stock...............................      714,000        1        227         --
  Beneficial conversion feature treated as a
   dividend..........................................           --       --      2,913         --
  Warrants granted as finders fee for sale of
   Series A Preferred Stock..........................           --       --         79         --
  Accretion of preferred stock to redemption value...           --       --         --         --
  Repurchase of Series A.............................           --       --         --         --
  Amortization of deferred comp......................           --       --         --          5
  Option grants to consultants.......................           --       --       (135)       135
Comprehensive loss:
  Net loss...........................................           --       --         --         --
  Unrealized Gain on available-for-sale securities...           --       --         --         --
  Comprehensive loss.................................           --       --         --

Balance, June 30, 2001...............................   15,770,687     $ 16   $ 42,070     $   (1)
                                                       ===========     ====   ========     ======
                                                             --------------------------------------------------
                                                              Accumulated
                                                                 Other
                                                             Comprehensive  Comprehensive  Accumulated
                                                                 Loss           Loss         Deficit    Total
                                                             -------------  -------------  ----------- --------
Balance, June 30, 1998................................          $  2                       $(16,017)  $ 13,913
  Exercise of common stock options....................            --                             --         19
  Issuance of common stock pursuant to Employee
    Stock Purchase Plan...............................            --                             --         61
Comprehensive loss:
  Net loss............................................            --           $(4,286)      (4,286)    (4,286)
  Unrealized gain on available-for-sale securities....             2                 2           --          2
                                                                               -------
  Comprehensive loss..................................                         $(4,284)
                                                                               =======
Balance, June 30, 1999................................             4                        (20,303)     9,709
  Exercise of common stock options....................            --                             --        305
  Issuance of common stock pursuant to Employee
    Stock Purchase Plan...............................            --                             --         13
  Directors' stock based compensation expense.........            --                             --         40
  Issuance of common stock in connection with the
    purchase of certain assets of InRoad, Inc                     --                             --      8,237
  Option grants to consultants........................            --                             --         --
Comprehensive loss:
  Net loss............................................            --           $(2,245)      (2,245)    (2,245)
  Unrealized loss on available-for-sale securities....            (6)               (6)          --         (6)
                                                                               -------
  Comprehensive loss..................................                         $(2,251)
                                                                               =======
Balance, June 30, 2000................................          $ (2)                      $(22,548)  $ 16,053
  Directors' stock based compensation expense.........            --                --           --         10
Conversion of Series A Preferred Stock
Sale of common stock..................................            --                --           (4)       247
  Option grants to consultants........................            --                --       (2,913)       224
Beneficial Conversion future treated on a dividend
Warrants granted as finders fee for sale of
 Series A Preferred Stock.............................            --                 --          --         79
Accretion of preferred stock to redemption value......            --                 --        (652)      (652)
Repurchase of Series A................................            --                 --         (14)       (14)
Amortization of deferred comp.........................            --                 --          --          5
Comprehensive loss:
  Net loss............................................                        $ (15,669)    (15,669)   (15,669)
  Realized Gain on available-for-sale securities......              2                  2          --         2
                                                                              ---------
  Comprehensive loss..................................                        $ (15,667)
                                                                              =========
Balance, June 30, 2001................................          $                          $(41,800)  $    285
                                                                ====                       ========   ========

        The accompanying notes are an integral part of these statements

                         VOXWARE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                                       Year Ended June 30,
                                                                                         ------------------------------------------
                                                                                            2001             2000           1999
                                                                                         ----------      ----------      ----------
Operating Activities:
 Net loss.........................................................................       $ (15,669)      $  (2,245)      $  (4,286)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...................................................           4,413           2,265             688
  Provision for doubtful accounts.................................................              --              15             119
  Gain on write-down of warrants to fair value....................................            (784)             --              --
  Gain on sale of tax loss carryforwards..........................................            (279)           (501)             --
  Gain on sale of assets..........................................................            (750)         (3,799)             --
  Stock based compensation expense................................................              15              40              --
  Asset impairment charge.........................................................           4,902              --              --
 Changes in assets and liabilities:
  Accounts receivable.............................................................             133              (8)            602
  Inventory.......................................................................              (9)           (761)            (32)
  Prepaid expenses and other current assets.......................................            (113)            (13)           (496)
  Restricted cash.................................................................              --             604            (604)
  Other assets....................................................................             107              66            (346)
  Accounts payable and accrued expenses...........................................             745            (887)            526
  Deferred revenues...............................................................             374            (336)            280
  Deferred rent...................................................................            (194)            (69)            (68)
                                                                                         ---------       ---------       ---------
    Net cash used in operating activities.........................................          (7,109)         (5,629)         (3,617)
                                                                                         ---------       ---------       ---------

Investing Activities:
 Purchases of short-term investments..............................................              --         (15,163)        (34,995)
 Sales and maturities of short-term investments...................................           2,707          14,441          37,377
 Purchases of property and equipment..............................................            (457)           (259)           (156)
 Proceeds from sale of tax loss carryforwards.....................................             279             501              --
 Proceeds from sale of assets.....................................................             750           4,146              --
 Purchase of certain assets of Inroad, Inc........................................              --            (240)             --
 Purchase of Verbex Voice Systems, Inc............................................              --             (51)         (5,400)
                                                                                         ---------       ---------       ---------
    Net cash provided by (used in) investing activities...........................           3,279           3,375          (3,174)
                                                                                         ---------       ---------       ---------

Financing Activities:
 Proceeds from exercises of common stock options..................................              --             305              19
 Proceeds from private placement of common stock and warrants.....................             276              --              --
 Issuance of common stock pursuant to Employee Stock Purchase Plan................              --              13              61
 Proceeds from issuance of Series A convertible preferred stock
       and warrants...............................................................           3,660              --              --
 Repurchase of Series A Preferred Stock...........................................             (48)             --              --
                                                                                         ---------       ---------       ---------
    Net cash provided by financing activities.....................................           3,888             318              80
                                                                                         ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents..................................              59          (1,936)         (6,711)
Cash and cash equivalents, beginning of period....................................             502           2,438           9,149
                                                                                         ---------       ---------       ---------
Cash and cash equivalents, end of period..........................................             561             502           2,438
Short-term investments, end of period.............................................              17           2,724           2,008
                                                                                         ---------       ---------       ---------
Cash, cash equivalents and short-term investments, end of period..................       $     578       $   3,226       $   4,446
                                                                                         =========       =========       =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Unrealized gain (loss) on short-term investments................................       $      --       $      (6)      $       2
                                                                                         =========       =========       =========
  Intangible assets recognized from InRoad transaction............................       $      --       $   8,404       $      --
                                                                                         =========       =========       =========
  Purchase accounting adjustment related to inventory acquired from Verbex........       $      --       $     (79)      $      --
                                                                                         =========       =========       =========
  Accretion of Preferred Stock to redemption value................................       $     652       $      --       $      --
                                                                                         =========       =========       =========
  Conversion of Series A Preferred Stock..........................................       $     247       $      --       $      --
                                                                                         =========       =========       =========
  Warrant to acquire common stock for finders fee.................................       $      79       $      --       $      --
                                                                                         =========       =========       =========
  Beneficial conversion feature treated as a dividend.............................       $   2,913       $      --       $      --
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

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Since its inception, the Company has incurred significant losses and, as of June 30, 2001, the Company had an accumulated deficit of $41,800,000, including $4,902,000 from the loss on the asset impairment charge of intangibles, $652,000 from accretion of preferred stock to redemption value and $2,913,000 from the beneficial conversion feature as a result of the Castle Creek transactions consummated in August 2000 and April 2001. Management believes that unless the Company is able to secure additional financing in the short-term, its cash and cash equivalents and short-term investments will not be adequate to meet the Company's cash requirements over the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of the uncertainty. The Company has minimal cash on hand as of September 28, 2001 and management is in current negotiations to secure a portion of its financing required for the next twelve months. There can be no assurance that the negotiations will be successful and result in financing for the Company. If such financing is not obtained, the Company will have to curtail significant or all operations.

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

During 2001, the Company entered into solution arrangements with customers that resulted in or are expected to result in losses. The Company accrues these losses when they become known.

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

Net Loss Per Share

Basic net loss per share was computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the fiscal years ended June 30, 2001, 2000 and 1999. Due to the Company's net loss for the years ended June 30, 2001, 2000 and 1999, the effect of including common stock equivalents in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock equivalents have not been included in the calculation of net loss per share and as a result, basic net loss per share is the same as diluted net loss per share for the years ended June 30, 2001, 2000 and 1999. All common stock equivalents consist of common stock options and warrants to acquire common stock. As of June 30, 2001, stock options and warrants to acquire common stock (3,915,523) have not been included in the diluted loss per common share calculation since the impact is anti-dilutive.

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

                         VOXWARE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the Company's investments as of June 30, 2001 and 2000:

                                                                         June 30, 2001
                                                 ------------------------------------------------------------
                                                                        Gross         Gross
                                                                        -----         -----
                                                     Amortized       Unrealized     Unrealized
                                                     ---------       ----------     ----------
                                                       Cost             Gains         Losses      Fair Value
                                                       ----             -----         ------      ----------
                                                                         (in thousands)

     Corporate obligations                           $    17           $     --       $     --     $     17
                                                     =======           ========       ========     ========

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
                                                                              ======           ======

Inventory

Inventory is stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory, net as of June 30, 2001 and 2000, consisted of the following:

                                                                June 30,
                                                       -----------------------
                                                        2001             2000
                                                       ------           ------
                                                            (in thousands)
     Raw materials.................................    $  810           $  595
     Work-in process...............................       108              286
     Finished goods................................       336              398
     Less - Inventory Reserve......................      (156)            (190)
                                                       ------           ------
     Inventory, net................................    $1,098           $1,089
                                                       ======           ======

                         VOXWARE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
                                                                                     =====

The following unaudited pro forma condensed combined statements of operations data for Voxware and Verbex for the years ended June 30, 1999 gives effect to the transaction as if it occurred July 1, 1998;

                                                           Year Ended June 30,
                                                           -------------------
                                                                  1999
                                                                  ----
                                                             (in thousands)
Total revenues............................................      $ 4,603
Operating loss............................................       (6,070)
Net loss..................................................       (5,527)
Basic and diluted net loss per common share...............      $ (0.42)
                                                                -------
Weighted average number of common shares outstanding......       13,330
                                                                =======

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

During the fourth quarter of fiscal 2001, the Company planned a redesign of the hardware product that will most likely result in the phase-out of the InRoad technology that makes up a large portion of the VoiceLogistics hardware. This business decision, combined with the Company's recurring operating losses and negative cash flows, limited capital availability and significantly depressed stock price, resulted in a significant indicator of impairment. Pursuant to SFAS No. 121, the Company evaluated the recoverability of the Company's acquired long-lived assets, including goodwill and identifiable intangibles. During the fourth quarter of fiscal 2001, the Company determined that the undiscounted cash flow projections for the hardware component of the Verbex business segment (the hardware platform for the VoiceLogistics product as influenced by InRoad technology) were lower than the carrying value of the related identifiable intangible assets. Accordingly, the Company adjusted the carrying value to the discounted cash flows of these assets to zero, resulting in a non-cash impairment charge of approximately $4,902,000.

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
                                                                              ======            ======

Depreciation expense was approximately $316,000, $243,000 and $210,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:


                                                                                      June 30,
                                                                             -------------------------
                                                                               2001              2000
                                                                              -----             -----
                                                                                   (in thousands)
     Accounts payable................................................         $  713           $ 372
     Accrued compensation and benefits...............................            291             317
     Accrued professional fees.......................................            297             163
     Other accrued expenses..........................................            442             146
                                                                              ------           -----
     Accounts payable and accrued expenses...........................         $1,743           $ 998
                                                                              ======           =====

5. SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK:

The Company has authorized 10,000,000 shares of Preferred Stock with a $0.001 par value per share. As of June 30, 2001, 3,720 shares of Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred") were designated as issued and outstanding. The Series A Preferred shares have a stated value of $1,000 per share. No preferred shares were issued and outstanding as of June 30, 2000.

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

The Series A Preferred is convertible into shares of Common Stock on the date of issuance. After considering the allocation of the proceeds to the Series A Preferred and warrants, the Company determined that the Series A Preferred contained a beneficial conversion feature. The Company recorded the beneficial conversion feature in the amount of approximately $1,244,000 in a manner similar to a dividend during the quarter ended September 30, 2001.

On April 19, 2001, the Company consummated a private placement of shares of common stock and common stock warrants to Castle Creek pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the private placement, the Company sold 714,000 shares (the "Common Shares") of common stock and a warrant to purchase an additional 2,142,000 shares of its common stock (the "Purchase Warrant"). The Common Shares were sold at a price of $.34 per share. The exercise price of the Purchase Warrant is $1.25 per share in the case of an optional exercise by Castle Creek, or 80% of the then market value (as defined in the Purchase Warrant) of the common stock in the case of a mandatory exercise required by the Company. Net proceeds to the Company from the private placement were approximately $276,000. Pursuant to the terms of the Purchase Agreement, the Company used $48,200 of such proceeds to repurchase 46 shares of the Company's Series A Preferred from Castle Creek.

In addition, pursuant to the terms of the August 2000 Series A Preferred
Castle Creek elected to reset the conversion price of the Series A Preferred. Since the conversion price adjustment was part of the August 2000 transaction, a contingent beneficial conversion feature ("BCF") existed at the August 15, 2000 commitment date. The contingent BCF was recorded upon resetting the conversion price to $0.34 on April 19, 2001. At this date, the dividend is recorded as the greater of the contingent BCF measured as of the commitment date or the actual resulting BCF.

In August 2000, the contingent BCF was measured at zero. As a result, the dividend was calculated based on the difference between the reduced conversion price ($0.34) and the fair value of the common stock issuable upon conversion of the Series A Preferred as of April 19, 2001. The charge for the BCF is limited to the carrying value of the Series A Preferred after the initial allocation of the cash proceeds received to the Series A and the warrants. At April 19, 2001, the Company recorded a $1,669,000 dividend charge for the contingent BCF.
Castle Creek elected to convert shares of Series A Preferred into shares of Common Stock as follows:

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

Information relative to the Option Plans is as follows:

                                                                                                  Price               Aggregate
                                                                              Shares            Per Share             Proceeds
                                                                        ----------------   -------------------     ---------------
      Outstanding at June 30, 1998....................................        1,409,675         $ 0.50--$7.88         $ 5,781,826
              Granted.................................................        1,182,500         $ 0.63--$2.38           1,521,988
              Exercised...............................................          (11,000)        $1.50--$ 2.00             (19,000)
              Canceled................................................         (343,100)        $1.06--$ 7.88          (1,317,141)
                                                                              ---------         -------------         -----------
      Outstanding at June 30, 1999 (761,803 exercisable)..............        2,238,075         $ 0.50--$7.88           5,967,673
              Granted.................................................        1,448,752         $ 0.69--$7.69           3,455,439
              Exercised...............................................         (220,546)        $ 0.69--$7.50            (305,272)
              Canceled................................................         (728,031)        $1.50--$ 7.88          (2,314,595)
                                                                              ---------         -------------         -----------
      Outstanding at June 30, 2000 (838,391 exercisable)..............        2,738,250         $0.50--$ 7.88           6,803,245
              Granted.................................................          482,500         $0.40--$ 3.84             863,233
              Exercised...............................................               --         $0.40--$ 7.50                  --
              Canceled................................................         (457,500)        $0.40--$ 7.88            (776,493)
                                                                              ---------         -------------         -----------
      Outstanding at June 30, 2001 (1,527,000 exercisable)............        2,763,250         $0.40--$ 7.88         $ 6,889,985
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


                                            June 30,
                                   -------------------------
                                   2001       2000      1999
                                   ----       ----      ----
                             (in thousands, except per share data)


      Net loss applicable
       to common shareholders:
            As reported         $(19,234)  $ (2,245)  $(4,286)
            Pro forma            (19,188)    (3,601)   (5,512)

      Net loss per share:
            As reported         $  (1.32)  $  (0.16)  $ (0.32)
            Pro forma              (1.32)     (0.26)    (0.41)


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

                                                          Speech
                                        Voice-Based     Compression
                                         Products      Technologies
                                         Segment          Segment        Total
                                       -------------  --------------  ----------
                                          2001             2001          2001
                                          ----             ----          ----
        Revenues                        $  1,195          $   850      $  2,045
        Loss from operations             (17,615)            (101)      (17,716)
        Depreciation and amortization      4,308              105         4,413
        Asset impairment charge            4,902               --         4,902
        Identifiable assets                1,232            4,581         5,813

                                          2000             2000          2000
                                          ----             ----          ----
        Revenues                        $  1,786          $ 2,015      $  3,801
        Loss from operations              (6,253)            (649)       (6,902)
        Depreciation and amortization      2,037              228         2,265
        Identifiable assets               12,773            4,667        17,440


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