Form 10-Q
period 2001-09-30
VOXWARE INC
filed 2001-11-14
CIK 933454

        --------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended  September 30, 2001
                                    --------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
                                                         --------------------

                       Commission File Number   0-021403

                                 VOXWARE, INC.
                                 -------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                          36-3934824
-------------------------------                          --------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

                           Lawrenceville Office Park
                                 P.O. Box 5363
                          Princeton, New Jersey  08543
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
YES   X   NO
    -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                         Shares Outstanding at October 31, 2001
-----------------------------          --------------------------------------
Common Stock, $.001 par value                           16,387,263


        --------------------------------------------------------------

                                 VOXWARE, INC.
                                     INDEX

                                                                                Page No.
                                                                                --------
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         Consolidated Statements of Operations
            Three Months Ended September 30, 2001 and 2000 (unaudited).....         3
         Consolidated Balance Sheets
            September 30, 2001 (unaudited) and June 30, 2001...............         4
         Consolidated Statements of Cash Flows
            Three Months Ended September 30, 2001 and 2000 (unaudited).....         5
         Notes to Consolidated Financial Statements........................         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION................................        12

ITEM 3.  DEFAULT UPON SENIOR SECURITIES....................................        18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............        18

ITEM 5.  OTHER INFORMATION.................................................        18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................        18

SIGNATURES.................................................................        19

PART I - FINANCIAL INFORMATION
Item I. Consolidated Financial Statements

                         Voxware, Inc. and Subsidiary
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                                          Three Months Ended
                                                                                              September 30,
                                                                                          2001            2000
                                                                                        -------         -------
                                                                                (In thousands, except per share data)
Revenues:
  Product revenues:
    Product sales.................................................................      $   245         $   223
    License fees..................................................................           41             238
    Royalties and recurring revenues .............................................           89              60
                                                                                        -------         -------
      Total product revenues .....................................................          375             521
  Service revenues................................................................          163              31
      Total revenues..............................................................          538             552
                                                                                        -------         -------
Cost of revenues:
  Cost of product revenues........................................................          117             137
  Cost of service revenues........................................................           89               2
                                                                                        -------         -------
    Total cost of revenues........................................................          206             139
                                                                                        -------         -------
      Gross profit................................................................          332             413
                                                                                        -------         -------
Operating expenses:
  Research and development........................................................          470             672
  Sales and marketing.............................................................          382             853
  General and administrative......................................................          723             845
  Amortization of purchased intangibles ..........................................          325           1,025
                                                                                        -------         -------
    Total operating expenses .....................................................        1,900           3,395
                                                                                        -------         -------
    Operating loss................................................................       (1,568)         (2,982)
                                                                                        -------         -------
Interest income...................................................................            5              69
Gain on writedown of warrants to fair value.......................................           10               0
                                                                                        -------         -------
Net loss..........................................................................      $(1,553)        $(2,913)
                                                                                        =======         =======
Accretion of preferred stock to redemption value..................................         (129)            (89)
                                                                                        =======         =======
Beneficial conversion feature treated as a dividend...............................            0          (1,244)
                                                                                        =======         =======
Warrants issued to preferred stockholders treated as a dividend...................         (139)              0
                                                                                        =======         =======
Basic and diluted net loss applicable to common stockholders per common share.....      $ (0.11)        $ (0.30)
                                                                                        =======         =======
Shares used in computing basic and diluted net loss applicable to common stockholders
  per common share................................................................       14,938          14,296
                                                                                        -------         -------

The accompanying notes are an integral part of these statements.

                         Voxware, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                                                September 30,                   June 30,
                                                                                     2001                         2001
                                                                                -------------                -------------
                                                                                 (unaudited)
                                                                             (In thousands, except share and per share data)
                            ASSETS
Current assets:
  Cash and cash equivalents...........................................               $    382                     $    561
  Short-term investments..............................................                      0                           17
  Accounts receivable, net............................................                    701                          849
  Inventory, net......................................................                  1,035                        1,098
  Prepaid expenses and other current assets...........................                    131                          360
                                                                                     --------                     --------
    Total current assets..............................................                  2,249                        2,885
Property and equipment, net...........................................                    492                          584
Intangible assets, net................................................                  1,742                        2,066
Other assets, net.....................................................                    250                          278
                                                                                     --------                     --------
                                                                                     $  4,733                     $  5,813
                                                                                     ========                     ========

          LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
             PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...............................               $  2,185                     $  1,743
  Deferred revenues...................................................                    609                          569
                                                                                     --------                     --------
    Total current liabilities.........................................                  2,794                        2,312
                                                                                     --------                     --------
Warrants to purchase common stock.....................................                     13                           23
Series A mandatorily redeemable convertible preferred stock
 (liquidation value $0 and $3,811,140, respectively)..................                      0                        3,193
Series B mandatorily redeemable convertible preferred stock
 (liquidation value $3,788,363 and $0, respectively)..................                  3,231                            0

Stockholders' equity (deficit):
  Common stock, $.001 par value, 60,000,000 shares authorized;
   16,187,263 and 15,770,687 shares issued and outstanding at
   September 30, 2001 and June 30, 2001, respectively.................                     16                           16
  Additional paid-in capital..........................................                 42,301                       42,070
  Deferred compensation...............................................                      0                           (1)
  Unrealized loss on available-for-sale securities....................                     (1)                           0
  Accumulated deficit.................................................                (43,621)                     (41,800)
                                                                                     --------                     --------
      Total stockholders' equity (deficit)............................                 (1,305)                         285
                                                                                     --------                     --------
        Total liabilities and stockholders' equity (deficit)..........               $  4,733                     $  5,813
                                                                                     ========                     ========

       The accompanying notes are an integral part of these statements.

                                   Voxware, Inc. and Subsidiary
                               Consolidated Statements of Cash Flows
                                            (Unaudited)

                                                                                                         Three Months Ended
                                                                                                            September 30,
                                                                                                         2001          2000
                                                                                                      ---------     ---------
                                                                                                          (In thousands)
Operating activities:
  Net loss......................................................................................       $(1,553)    $(2,913)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...............................................................           416       1,076
    Gain on writedown of warrants to fair value.................................................           (10)          0
    Stock-based compensation expense............................................................             0           4
  Changes in assets and liabilities:
    Accounts receivable.........................................................................           148         347
    Inventory...................................................................................            63        (133)
    Prepaid expenses and other current assets...................................................           229         (17)
    Other assets, net...........................................................................            28           8
    Accounts payable and accrued expenses.......................................................           442         327
    Deferred revenues...........................................................................            40         (93)
    Deferred rent...............................................................................             0        (194)
                                                                                                       -------     -------
      Net cash used in operating activities.....................................................          (197)     (1,588)
                                                                                                       -------     -------
Investing activities:
  Purchases of short-term investments...........................................................             0        (520)
  Sales and maturities of short-term investments................................................            17       1,736
  Purchases of property and equipment...........................................................             0        (182)
                                                                                                       -------     -------
    Net cash provided by investing activities...................................................            17       1,034
                                                                                                       -------     -------
Financing activities:
  Proceeds from exercise of warrants............................................................             1           0
  Proceeds from issuance of series A convertible preferred stock and warrants, net of expenses..             0       3,840
                                                                                                       -------     -------
    Net cash provided by financing activities...................................................             1       3,840
                                                                                                       -------     -------
(Decrease) Increase in cash and cash equivalents................................................          (179)      3,286
Cash and cash equivalents, beginning of period..................................................           561         502
                                                                                                       -------     -------
Cash and cash equivalents, end of period........................................................           382       3,788
Short-term investments, end of period...........................................................             0       1,506
                                                                                                       -------     -------
Cash, cash equivalents and short-term investments, end of period................................       $   382     $ 5,294
                                                                                                       =======     =======
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Unrealized loss on short-term investments.......................................................       $     0     $    (4)
                                                                                                       =======     =======
Accretion of preferred stock to redemption value................................................       $   129     $    89
                                                                                                       =======     =======
Conversion of Series A preferred stock..........................................................       $    91     $     0
                                                                                                       =======     =======
Warrant issued to preferred shareholder treated as a dividend...................................       $   139     $     0
                                                                                                       =======     =======
Exchange of Series A for Series B preferred Stock...............................................       $ 3,231     $     0
                                                                                                       =======     =======
Warrant to acquire common stock issued as a finders fee.........................................       $     0     $    79
                                                                                                       =======     =======
                                 The accompanying notes are an integral part of these statements.


                                 Voxware, Inc.
                   Notes To Consolidated Financial Statements


1.  BASIS OF PRESENTATION

       The consolidated financial statements for Voxware, Inc. and its wholly-owned subsidiary, Verbex Acquisition Corporation ("Voxware" or the "Company"), as of September 30, 2001 and for the three month periods ended September 30, 2001 and 2000, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on October 15, 2001 and the amendment to the Annual Report on Form 10-K/A which was filed on October 16, 2001.

       The results of operations for the interim period ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002 or any other future periods. The Company has incurred significant historical operating losses as well as during the three months ended September 30, 2001. Management believes that unless the Company is able to secure additional financing, its cash and cash equivalents and short-term investments will not be adequate to meet the Company's cash requirements over the next twelve months. The Company's independent public auditors included a going concern modification in their audit report for the year ended June 30, 2001. The Company has been advised by its auditors that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending June 30, 2002, their auditors' report on those financial statements will again be modified for that contingency.


2.  LOSS PER SHARE

       The Company has presented net loss per share, applicable to common Stockholders, for the three months ended September 30, 2001 and 2000, pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Basic and diluted net loss applicable to common stockholders per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the three months ended September 30, 2001 and 2000. As of September 30, 2001, stock options and warrants (2,715,375 outstanding as of September 30, 2001) have not been included in the diluted loss per common share calculation, since the impact is anti-dilutive due to the Company's losses.

                                                                      Three Months Ended September 30,
                                                                            2001           2000
                                                                          --------       --------
                                                                    (in thousands, except per share data)
Net loss..............................................................    $ (1,553)      $ (2,913)
Accretion of preferred stock to redemption value......................        (129)           (89)
Beneficial conversion feature treated as a dividend...................           0         (1,244)
Warrants issued to preferred stockholders treated as a dividend.......        (139)             0
                                                                          --------       --------
    Net loss available to common stockholders.........................    $ (1,821)      $ (4,246)
                                                                          --------       --------
Shares used in computing basic loss per common share..................      14,938         14,296
                                                                          --------       --------
Basic share loss per common share.....................................    $  (0.12)      $  (0.30)
                                                                          --------       --------

3.  REVENUE RECOGNITION

       The Company generates revenues from products and services. The products and services are sold separately as well as combined. The Company combines software, hardware and professional services for installation, implementation and maintenance as part of its industrial voice-based solutions (the "solution"). Product revenues consist of product sales, license fees, royalties and recurring revenues. Product sales represent shipments of portable and stationary voice-based products and solutions for various industrial and warehouse markets. Revenues from product sales are generally recognized upon shipment or completion of the implementation, if applicable, provided there are no significant post-delivery obligations. The Company began shipping voice-based products subsequent to its acquisition of substantially all of the assets of Verbex Voice Systems, Inc. ("Verbex"), which occurred on February 18, 1999. License fees are generally derived from licensing the Company's voice-based software applications acquired in the Verbex transaction, and from licensing the Company's speech compression technologies to customers in the multimedia and consumer devices markets. License fees are generally recognized upon delivery or implementation of the underlying technologies, provided persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalties and recurring revenues include royalties, which are generally based on a percentage of licensees' sales or units shipped, and pre-determined periodic license fees. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the Company's technology. Recurring product license fees are generally recognized at the inception of the renewal period, provided that persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance support, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year. Service revenues from engineering fees are recognized upon customer acceptance, or over the period in which services are provided if customer acceptance is not required. The Company entered into and completed its initial solution arrangements during 2001. Based on the Company's limited experience with implementation, installation and customer acceptance, solution revenue for hardware, software and professional services has been recorded upon the completion of installation and customer acceptance.

       The Company enters into solution arrangements with customers that may result in losses. The Company accrues these losses when they become known.

       The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition and Views on Selected Revenue Recognition Issues" which is effective December 2000. The Company did not have a material change to its accounting for revenues as a result of adopting the provisions of SAB 101.

4.  NEW ACCOUNTING PRONOUNCEMENTS

       In September 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

       In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting continuing operations or in discontinued operations. SFAS No. 144, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, is effective for fiscal years beginning after December 15, 2001. The Company has not fully assessed the potential impact of the adoption of SFAS No. 144, which is effective for the Company as of January 1, 2002.

5.  COMPREHENSIVE INCOME (LOSS)

       The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income. The only comprehensive income item the Company has is unrealized loss on available-for-sale securities.

       The following reconciles net loss to comprehensive loss for the three month periods ended September 30, 2001 and 2000:

                                                                     Three Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                   2001                2000
                                                                  -------            -------
                                                                        (in thousands)
Net loss................................................          $(1,553)           $(2,913)
Other comprehensive income:
Unrealized loss on available-for-sale securities........                0                 (4)
                                                                  -------            -------
Comprehensive loss......................................          $(1,553)           $(2,917)
                                                                  =======            =======

6. SERIES A AND SERIES B MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK

       The Company has authorized 10,000,000 shares of Preferred Stock with a $0.001 par value per share. On August 29, 2001, all of the outstanding shares of Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred") were exchanged for Series B Preferred Stock ("Series B Preferred") and mandatorily Redeemable. The Series B Preferred shares have a stated value of $1,000 per share. As of September 30, 2001, 3,635 of Series B preferred shares were issued and outstanding.

       On August 15, 2000 the Company completed a $4,000,000 private placement of Series A Preferred and warrants to Castle Creek Technology Partners, LLC ("Castle Creek"). The Company sold 4,000 shares of Series A Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $3,660,000, net of cash transaction costs. In addition to the cash transaction costs, the Company issued a warrant to acquire 50,000 shares of Common Stock to an investment advisor as a finder's fee. The exercise price for the warrants issued as a finder's fee is $3.44 per share and the warrant expires in four years. Using the Black-Scholes option-pricing model, the Company determined the fair value of the warrants to be $79,000. The Company is obligated to redeem the Series A Preferred 30 months from the closing. The Series A Preferred, have a 7% dividend payable in cash or equity, at the election of the holder, and is convertible into Voxware Common Stock at an initial conversion price of $3.025 per share, subject to adjustment, as defined in the transaction documents. The Series A Preferred and the Series B Preferred shareholders also has liquidation rights. The liquidation value is calculated as the stated price plus all accrued and unpaid dividends. The liquidation value of the Series B Preferred is $3,788,363 as of September 30, 2001. In addition, Castle Creek has received a warrant to purchase 727,273 shares of Common Stock at an initial exercise price of approximately $3.44 per share, subject to adjustment, as defined. On November 15, 2001, the exercise price will reset to the lesser of the initial exercise price or the market price of the Company's common stock as of the reset date. The Company has the right to require conversion of the Series B Preferred, and to redeem the warrants, if its common stock reaches certain price levels over a specified period of time. The preferred stockholders have certain registration rights, as defined in the transaction documents.

       The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and warrants sold to Castle Creek based on the relative fair value of each instrument. The fair value of the Series A Preferred was determined based on a discounted cash flow analysis and the fair value of the warrants was determined based on the Black-Scholes option-pricing model. As a result the Company allocated approximately $2,774,000 and $807,000 to the Series A Preferred and warrants, respectively. The warrants have been classified as a liability in the accompanying consolidated balance sheet because the warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of September 30, 2001, the outstanding warrants were adjusted to the fair value of the warrants based upon the closing stock price as of that date. As a result, the Company adjusted the warrants to $13,000, representing the fair market value as of September 30, 2001, using the Black-Scholes option-pricing model, and recorded a gain on the write down of warrants to fair value of $10,000 and $0 for the quarters ended September 30, 2001 and 2000, respectively.

       The Company has accreted the Series A Preferred and is accreting Series B Preferred to its redemption value using the effective interest method through the redemption period of 30 months. Accordingly, the Company recorded $129,000 and $89,000 accretion during the quarters ended September 30, 2001 and 2000, respectively.

       The Series A Preferred and Series B Preferred are convertible into shares of Common Stock on the date of issuance. After considering the allocation of the proceeds to the Series A Preferred and warrants, the Company determined that the Series A Preferred contained a beneficial conversion feature. The Company recorded the beneficial conversion feature in the amount of approximately $1,244,000, in a manner similar to a dividend during the quarter ended September 30, 2000.

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

       On August 29, 2001, the Company issued 708,656 remedy warrants to Castle Creek. These remedy warrants allow Castle Creek to purchase shares of common stock at $0.01 per share and expire on August 28, 2011. Using the Black - Scholes option pricing model, the Company determined the fair value of the remedy warrants to be $139,000. The Company recorded the issuance of the remedy warrant as a preferred stock dividend during the quarter ended September 30, 2001. On September 26, 2001, Castle Creek exercised 100,000 of the remedy warrants, resulting in gross proceeds of $1,000.

       In August of 2001, the Company exchanged its Series A Preferred for shares of Series B Preferred to Castle Creek. As the term, rights and preferences of the Series B are substantially similar to those of the Series A, the Company recorded the exchange based upon the carrying value of the Series A Preferred.

       In addition, pursuant to the terms of the August 2000 Series A Preferred transaction, any reset of the conversion price is treated as a dividend to the holder of the Series A Preferred. Since the conversion price adjustment was part of the August 2000 transaction, a contingent beneficial conversion feature ("BCF") existed at the August 15, 2000 commitment date. The contingent BCF was recorded upon resetting the conversion price to $0.34 on April 19, 2001. At this date, the dividend is recorded as the greater of the contingent BCF measured as of the commitment date or the actual resulting BCF.

       In August 2000, the contingent BCF was measured at zero. As a result, the dividend was calculated based on the difference between the reduced conversion price ($0.34) and the fair value of the common stock issuable upon conversion of the Series A Preferred as of April 19, 2001. The charge for the BCF is limited to the carrying value of the Series A Preferred after the initial allocation of the cash proceeds received to the Series A and the warrants. At April 19, 2001, the Company recorded a $1,669,000 dividend charge for the contingent BCF. Through June 30, 2001, the Series A holders converted 234 shares of Series A Preferred Stock into 726,427 of common Stock at an exercise price of $0.34. During the quarter ended September 30, 2001, Castle Creek elected to convert shares of Series A Preferred into shares of Common Stock as follows:

                                           Shares
                                 -------------------------
                                 Series A/B
                  Date           Preferred          Common
            ---------------      ----------         ------
               July 9, 2001          15             46,949
              July 12, 2001          20             62,621
              July 17, 2001          15             47,009
              July 18, 2001          15             47,017
            August 27, 2001          20            112,980
                                 ----------        -------
                                     85            316,576

       For all transactions through July 2001, each share of Series A or Series B Preferred, plus the applicable dividend, converted into a number of common shares at a conversion price of $0.34 per share, with the exception of the August 27, 2001 conversion, which had a conversion price of $0.19 per preferred share. At the August conversion, the conversion price was re-adjusted to the average of the five lowest closing bid prices during the last ten days before the conversion ($0.19). Per the August 2000 agreement, any reset of the conversion price would result in a BCF limited as defined above. As the limit was reached on the April 2001 BCF, no BCF was booked in conjunction with the August 2001 reset.

7.  SEGMENT INFORMATION

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

       Business segment information for the periods ended September 30, 2001 and 2000 is included in the table below. Costs associated with corporate and administrative overhead expenses are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition, and the amortization of those assets, are included in the industrial voice-based products segment.

                                                                Speech
                                               Voice-Based    Compression
                                                 Products     Technologies
                                                 Segment        Segment            Total
                                               -----------    -------------     ------------
                                                  2001            2001             2001
                                                  ----            ----             ----
        Revenues                                $    453       $      85         $     538
        Loss from operations                    $ (1,277)      $    (291)        $  (1,553)
        Depreciation and amortization           $    327       $      89         $     416
        Identifiable assets                     $  3,142       $   1,591         $   4,733

                                                                                   Total
                                                                                ------------
                                                  2000            2000             2000
                                                  ----            ----             ----
        Revenues                                $    240       $     312         $     552
        Loss from operations                    $ (2,669)      $    (244)        $  (2,982)
        Depreciation and amortization           $  1,044       $      32         $   1,076
        Identifiable assets                     $ 12,114       $   6,295         $  18,409

       For the periods ended September 30, 2001 and 2000, revenues included approximately $31,000 and $82,000, respectively, of sales to customers related to the speech compression technologies segment outside the United States.

10. SUBSEQUENT EVENTS:

       Pursuant to the terms of the August 2000 Series A Preferred transaction and the exchange for Series B Preferred on November 8, 2001, Castle Creek elected to convert 40 shares of Series B Preferred into 271,826 shares of common stock at a conversion price of $0.16 per share.

       On October 10, 2001 and October 23, 2001, Castle Creek exercised another 200,000 and 100,000 remedy warrants, respectively. These exercises resulted in gross proceeds of $2,000 and $1,000, respectively. After these transactions, there were 308,656 remedy warrants outstanding.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  This report contains forward-looking statements. Such statements are subject to certain factors that may cause Voxware's plans to differ or results to vary form those expected, including the risks associated with Voxware's need to raise additional capital in order to meet the Company's cash requirements over the next twelve months and continue as a going concern; Voxware's need to introduce new and enhanced products and services in order to increase market penetration, and the risk of obsolescence of its products and services due to technological change; Voxware's need to attract and retain key management and other personnel with experience in providing integrated voice-based solutions for e-logistics, specializing in the supply chain sector; the potential for substantial fluctuations in Voxware's results of operations; competition from others; Voxware's evolving distribution strategy and dependence on its distribution channels; the potential that voice-based products will not be widely accepted; and a variety of risks set forth from time to time in Voxware's filings with the Securities and Exchange Commission. Voxware undertakes no obligation to publicly release results of any of these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrences of unexpected results.

Overview

  Voxware designs, develops, markets and sells voice-based products for the logistics, fulfillment, distribution, and package and mail sorting industries. Until February 1999, our business was developing, marketing and selling speech compression technologies and products to be used in websites, Internet telephony and consumer devices. In February 1999, we acquired from Verbex Voice Systems the assets and technology on which our current voice-based products are based. Since our acquisition of Verbex, we have significantly curtailed our speech compression technology business, and in September 1999 we sold substantially all of the assets relating to that business. Our solutions are designed specifically for use in warehouses, distribution centers and other industrial settings, to enable workers to perform, through an interactive speech interface, the least automated logistics and fulfillment tasks such as picking, receiving, returns processing, cycle counting, cross-docking and order entry, more efficiently and effectively than with alternative technologies or methods. Voxware solutions are designed to be used in the logistics and fulfillment operations of most major market industry sectors, including consumer goods manufacturers, consumer packaged goods, direct to consumer (e-commerce and catalog), food and grocery, retail, third party logistics providers, and wholesale distribution. Voxware's products are also deployed in package handling, mail sorting and manufacturing, inspection and military combat applications. Revenues are generated primarily from product sales, licenses and development services. Product sales consist of portable devices and software used for various mobile industrial and warehouse applications; stationary voice-based devices, primarily used for warehouse receiving and package sorting applications; and accessories that complement our product offerings, including microphones, headsets and computer hardware. We still generate some license fees from licensing our former speech compression products. We also generate some royalty revenues from our former speech compression business. Professional services consist of providing technical resources and assistance for customer-specific applications. Revenues from product sales are generally recognized when products are deployed for their intended use, or when they are shipped to a specific third party partner.

   Software product revenues are generally recognized upon shipment, provided persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalty revenues are recognized in the period of customer shipment. Service revenues consist of customer maintenance support and engineering fees. Customer maintenance support revenues are recognized over the term of the support period, which typically lasts for one year. Engineering fees are generally recognized upon customer acceptance, or upon delivery if customer acceptance is not required. All research and development costs are expensed as incurred.

   The Company combines software, hardware and professional services for installation, implementation and maintenance as part of its industrial voice-based solutions ("the solution").

   The Company entered into and completed its initial solution arrangements during 2001. Based on the Company's limited experience with implementation, installation and customer acceptance, solution revenue for the hardware, software and professional services has been recorded upon the completion of installation and customer acceptance. Starting May 2001, the Company entered into Solution arrangements with customers that result in losses. The Company accrues these losses when they became known.

   The sale to Ascend of the assets relating to the speech and audio coding business did not include Voxware's rights and obligations under its then existing license agreements. We continue to derive revenue from existing licensees of our speech coding technology in the multimedia and consumer devices markets in the form of periodic license renewal fees, royalties and service fees. With the consent of Ascend, we may also license our speech coding technologies for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. Our new licensing activity relating to the speech coding technologies has been decreasing prior to the sale to Ascend, and we expect this trend to continue. Furthermore, as we focus on voice-based systems for industrial markets, revenues from licenses of speech coding technologies will become a less significant portion of our revenues. For the quarter ended September 30, 2001, revenues related to the speech coding business accounted for 11% of total revenues for the quarter, while revenue from our voice-based solutions accounted for 89% of quarterly revenues. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we are not dedicating significant resources to the development, marketing or licensing of our speech coding technologies.

  In conjunction with the introduction of our new product suite called VoiceLogistics, Voxware acquired certain assets of InRoad, Inc. on April 4, 2000. This asset purchase includes ownership rights to all intellectual property, proprietary processes, and production equipment and tools necessary for us to manufacture a rugged, wireless hardware computer as part of our new VoiceLogistics(TM) product suite. This new platform is an integral component of our voice-based logistics products.

Results of Operations

Three Months Ended September 30, 2001 Versus Three Months Ended September 30,
2000

Revenues

  Voxware recorded revenues of $538,000 for the three months ended September 30, 2001 compared to revenues of $552,000 for the three months ended September 30, 2000. The $14,000 decrease in total revenues reflects a $22,000 increase in speech recognition product sales, a $197,000 decrease in license fees related to the speech compression business, a $29,000 increase in royalties and recurring revenues. These decreases are partially offset by a $132,000 increase in service fees related to the implementation and development fees relating to our voice logistics product offering. In the course of focusing on the development of new products for the logistics, fulfillment, distribution, and package and mail sorting industries, the Company has not aggressively pursued new opportunities to sell legacy speech compression products. Due to the lengthier sales cycle of our voice-based product lines, this focus has resulted in reduced product revenues over the short-term when compared to prior periods. The $197,000 decrease in license fees is reflective of our change in focus from our speech compression business to our voice-based logistics solutions business.

  Total product revenues decreased $146,000 from $521,000 in the three months ended September 30, 2000 to $375,000 in the three months ended September 30, 2001. This decrease is due to a $22,000 increase in voice-based product sales and a $29,000 increase in royalties and recurring revenues, partially offset by a $197,000 decrease in license fees related to our speech coding business. The increase in product sales is reflective of our change in business focus towards the development, marketing and sale of our VoiceLogistics product suite, a voice-based solution set of software, hardware and professional services designed specifically for use in warehouses, distribution centers and other industrial settings to enable workers to perform typical logistics task such as picking, receiving, returns processing, cycle counting and order entry through a speech interface. The Company has focused its efforts on developing the market for this product, and has not aggressively pursued opportunities with its speech compression business. Royalties and recurring revenues are primarily related to the Company's speech compression business that was sold to Ascend, as discussed previously. We anticipate that revenues from the speech coding business will continue to decline. For the three month periods ended September 30, 2001 and 2000, 65% and 43% of the Company's product revenues were attributable to industrial speech recognition product sales, respectively, 11% and 46% were attributable to license fees, respectively, and 24% and 11% were attributable to royalties and recurring revenues, respectively.

  Service revenues are primarily attributable to professional service and development fees from our VoiceLogistics(TM) product offering, and to customer maintenance support relating to our speech coding technologies business and VoiceLogistics(TM) product offering. For the three months ended September 30, 2001, service revenues totaled $163,000, reflecting a $132,000 increase of from service revenues of $31,000 for the three months ended September 30, 2000.

Cost of Revenues

  For the three months ended September 30, 2000, cost of revenues increased $67,000 from $139,000 to $206,000 for the three months ended September 30, 2001. The increase in cost of revenues reflects an increase in cost of service revenues, offset by a decrease in cost of product revenues.

  Cost of product revenues decreased $20,000 for the three months ended September 30, 2001 to $117,000 from $137,000 for the three months ended September 30, 2000. This decrease in cost of product revenues is a direct result of the decrease in product sales for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Cost of product revenues, as a percentage of product sales for the quarters ended September 30, 2001 and 2000 was 48% and 61%, respectively. Cost of product revenues decreased as a result of management's ability to control variable indirect overhead costs.

  Cost of service revenues consists primarily of the expenses associated with professional service and development fees from our VoiceLogistics(TM) product offering. Cost of service revenues increased $87,000 from $2,000 in the three months ended September 30, 2000 to $89,000 in the three months ended September 30, 2001. The increase in cost of service revenues is directly attributable to the increase in service revenues described above.

Operating Expenses

  Total operating expenses decreased by $1,495,000 (44%) from $3,395,000 in the three months ended September 30, 2000 to $1,900,000 in the three months ended September 30, 2001. Excluding noncash amortization of purchased intangibles totaling $324,000 for the three months ended September 30, 2001 and $1,025,000 for the three months ended September 30, 2000, operating expenses decreased by $795,000 (34%). This decrease primarily reflects costs associated with the implementation and development teams of our VoiceLogistics(TM) product suite, as costs became part of cost of sales as well as a decrease in headcount related to the re-organization of our sales force and the redesign of the Company's marketing objectives. In the prior year quarter, expenses were incurred for several VoiceLogistics(TM) pilots while limited expenditures relating to pilots were incurred during the quarter ended September 30, 2001. As of September 30, 2001, our headcount totaled 47, compared to a total headcount of 48 as of September 30, 2000.

  Research and development expenses primarily consist of employee compensation, equipment and depreciation expenditures related to product research and development. Research and development expenses decreased $202,000 (30%) from $672,000 in the three months ended September 30, 2000 to $470,000 in the three months ended September 30, 2001. As of September 30, 2001, we had a research and development staff of 26 compared to 19 at September 30, 2000.

  Sales and marketing expenses primarily consist of employee compensation (including sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $471,000 (55%) from $853,000 in the three months ended September 30, 2000 to $382,000 in the three months September 30, 2001. These cost decreases are due primarily to the reorganization of our sales force and redesign of our marketing objectives. As of September 30, 2001, Voxware had a sales and marketing staff of 10 compared to 17 at September 30, 2000.

  General and administrative expenses consist primarily of employee compensation, insurance, rent, office expenses and professional services. General and administrative expenses decreased $122,000 (14%) from $845,000 in the three months ended September 30, 2000 to $723,000 in the three months ended September 30, 2001. The decrease in general and administrative expense is reflective of organizational cost containment, offset by the addition of an information technology division added in September 2000, as well as other costs related to the growth of the organization and improvement of our infrastructure in order to facilitate future expansion. As of September 30, 2001, the general and administrative staff remained at 8 full-time employees.

  Amortization of purchased intangibles totaled $324,000 for the three months ended September 30, 2001 compared to $1,025,000 for the three months ended September 30, 2000. The decrease is due to the full impairment of the intangible assets related to the InRoad transaction that were recorded at June 30, 2001. The total amount of intangibles from the InRoad transaction approximated $8,404,000. As of September 30, 2001, the intangibles from the InRoad transaction, including all industrial and intellectual property rights, patents, trademarks, licenses, copyrights and proprietary processes, were fully amortized to zero.

Interest Income

  Interest income decreased $64,000 (93%) to $5,000 for the three months ended September 30, 2001 from $69,000 for the three full months ended September 30, 2000. Interest income decreased from the quarter ended September 30, 2001 as a result of the Company's total cash, cash equivalents and short-term portfolio balance. This is due to the relative consistency of the cash, cash equivalents and short-term investments balances from the prior year to the current year quarter. As of September 30, 2001, Voxware's cash, cash equivalents and short-term investments portfolio totaled $382,000 compared to $5,294,000 at September 30, 2000. The majority of the balance at September 30, 2000 is related to funds received from the private placement of the Company's securities with Castle Creek Technology Partners, LLC which closed on August 15, 2000.

Income Taxes

  As of September 30, 2001, we had approximately $31,125,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of September 30, 2001, a full valuation allowance has been provided on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of the operating losses incurred to date.

Gain on Writedown of Warrants to Fair Value

  On August 15, 2000, the Company completed a $4,000,000 private placement of Series A Preferred Stock and Warrants to Castle Creek Technology Partners, LLC. The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and Warrants sold to Castle Creek based on the relative fair value of each instrument. The fair value of the warrants was determined based on the Black-Sholes option-pricing model. As a result, the Company allocated approximately $807,000 to the warrants as of September 30, 2000. The Warrants are classified as a liability in the accompanying consolidated balance sheets because the Warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of September 30, 2001, the outstanding Warrants were adjusted to the fair value of the Warrants based upon the closing stock price as of that date. As a result, the Company adjusted the Warrants to $13,000, representing the fair market value as of September 30, 2001, using the Black-Sholes option-pricing model, and recorded a gain on the writedown of Warrants to fair value of $10,000 for the year ended June 30, 2001.


Liquidity and Capital Resources

  As of September 30, 2001, we had a total of $382,000 in cash and cash equivalents. Since inception, we have primarily financed our operations through the sale of equity securities.

  For the three months ended September 30, 2001, cash used in operating activities totaled $197,000. Cash used in operating activities was primarily attributable to a net loss of $1,553,000 which was comprised of a loss from operations totaling $1,253,000 excluding the non-cash amortization of purchased intangibles totaling $325,000, and changes in operating assets and liabilities.

  For the three months ended September 30, 2000, cash used by operating activities totaled $1,588,000. Cash used in operating activities was primarily attributable to a net loss of $2,913,000, which was comprised of a loss from operations totaling $1,888,000 excluding the non-cash amortization of purchased intangibles totaling $1,025,000, and changes in operating assets and liabilities.

  For the three months ended September 30, 2001, cash provided by investing activities totaled $17,000 from net sales and maturities of short-term investments. For the three months ended September 30, 2000, cash provided by investing activities totaled $1,034,000, which consisted of $1,216,000 in net sales and maturities of short-term investments, partially offset by $182,000 in purchases of property and equipment. For the three months ended September 30, 2001, cash provided by financing activities totaled $1,000 which represents proceeds from the exercise of warrants. For the three months ended September 30, 2000, cash provided by financing activities totaled $3,840,000, which represents the net proceeds from a private placement of 4,000 shares of the Company's series A convertible preferred stock ($1,000 stated value per share) and warrants with Castle Creek Technology Partners, LLC in August 2000.

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

  On August 29, 2001, the Company issued 708,656 remedy warrants to Castle Creek. These remedy warrants allow Castle Creek to purchase shares of common stock at $0.01 per share and expire on August 28, 2011. Using the Black -Scholes option pricing model, the Company determined the fair value of the remedy warrants to be $139.000. The Company recorded the issuance of the remedy warrant as a preferred stock dividend during the quarter ended september 30, 2001. On September 26, 2001, Castle Creek exercised 100,000 of the remedy warrants, resulting in gross proceeds of $1,000.

  In August of 2001, the Company exchanged its Series A Preferred for shares of Series B Preferred to Castle Creek. As the term, rights and preferences of the Series B are substantially similar to those of the Series A, the Company recorded the exchange based upon the carrying valve of the Series A Preferred.

  In addition, pursuant to the terms of the August 2000 Series A Preferred transaction, any reset of the conversion price is treated as a dividend to the holder of the Series A Preferred. Since the conversion price adjustment was part of the August 2000 transaction, a contingent beneficial conversion feature ("BCF") existed at the August 15, 2000 commitment date. The contingent BCF was recorded upon resetting the conversion price to $0.34 on April 19, 2001. At this date, the dividend is recorded as the greater of the contingent BCF measured as of the commitment date or the actual resulting BCF.

  In August 2000, the contingent BCF was measured at zero. As a result, the dividend was calculated based on the difference between the reduced conversion price ($0.34) and the fair value of the common stock issuable upon conversion of the Series A Preferred as of April 19, 2001. The charge for the BCF is limited to the carrying value of the Series A Preferred after the initial allocation of the cash proceeds received to the Series A and the warrants. At April 19, 2001, the Company recorded a $1,669,000 dividend charge for the contingent BCF. Through June 30, 2001, the Series A holders converted 234 shares of Series A Preferred Stock into 726,427 of common Stock at an exercise price of $0.34. During the quarter ended September 30, 2001, Castle Creek elected to convert shares of Series A Preferred into shares of Common Stock as follows:

                                           Shares
                                 -------------------------
                                 Series A/B
                  Date           Preferred          Common
            ---------------      ----------         ------
               July 9, 2001          15             46,949
              July 12, 2001          20             62,621
              July 17, 2001          15             47,009
              July 18, 2001          15             47,017
            August 27, 2001          20            112,980
                                 ----------        -------
                                     85            316,576

  For all transactions through July 2001, each share of Series A or Series B Preferred, plus the applicable dividend, converted into a number of common shares at a conversion price of $0.34 per share, with the exception of the August 27, 2001 conversion, which had a conversion price of $0.19 per preferred share. At the August conversion, the conversion price was re-adjusted to the average of the five lowest closing bid prices during the last ten days before the conversion ($0.19). Per the August 2000 agreement, any reset of the conversion price would result in a BCF limited as defined above. As the limit was reached on the April 2001 BCF, no BCF was booked in conjunction with the August 2001 reset.

  We had a $2,000,000 revolving line of credit with Silicon Valley Bank, which expired on May 9, 2001. As amended on May 9, 2000, the credit facility required Voxware to secure all indebtedness with cash held at the bank's offices in an amount not less than 100% of the outstanding amount of all indebtedness we owe to the bank. The Company is currently exploring other viable financing options.

  The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties, frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Since its inception, the Company has incurred significant losses and, as of September 30, 2001, the Company had an accumulated deficit of $43,621,000

Management believes that unless the Company is able to secure additional financing in the short-term, its cash and cash equivalents will not be adequate to meet the Company's cash requirements over the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and uncertainty. The Company has minimal cash on hand as of September 30, 2001, and management is in current negotiations to secure a portion of its financing required for the next twelve months. There can be no assurance that the negotiations will be successful and result in financing for the Company. If such financing is not obtained, the Company will have to curtail significant or all operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In September 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1,
2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting continuing operations or in discontinued operations. SFAS No. 144, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, is effective for fiscal years beginning after December 15, 2001. The Company has not fully assessed the potential impact of the adoption of SFAS No. 144, which is effective for the Company as of January 1, 2002.

ITEM 3. DEFAULT UPON SENIOR SECURITIES       NONE


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.      NONE


ITEM 5. OTHER INFORMATION.      NONE


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (b) Reports on Form 8-K:
              Current Report on Form 8-K filed on September 5, 2001 (relating to the private placement of the Company's securities with Castle Creek Technology Partners, LLC).

        --------------------------------------------------------------

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:  November 14, 2001


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