Form 10-K/A
period 2001-06-30
VOXWARE INC
filed 2002-01-17
CIK 933454

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

-------------------------------------------------------------------------------

                                 VOXWARE, INC.

                            FORM 10-K ANNUAL REPORT

                      For Fiscal Year Ended June 30, 2001

                               TABLE OF CONTENTS

PART I
Item 1.   Business......................................................................................................       3

Item 2.   Properties....................................................................................................      10

Item 3.   Legal Proceedings.............................................................................................      10

Item 4.   Submission of Matters to a Vote of Security Holders...........................................................      11

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters ....................................      12

Item 6.   Selected Financial Data.......................................................................................      14

Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition.........................      15

Item 8.   Financial Statements and Supplementary Data...................................................................      22

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................      23

PART III

Item 10.  Directors and Executive Officers of the Registrant ...........................................................      23

Item 11.  Executive Compensation .......................................................................................      24

Item 12.  Security Ownership of Certain Beneficial Owners and Management................................................      29

Item 13.  Certain Relationships and Related Transactions ...............................................................      29

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............................................      30

Index to Financial Statements...........................................................................................     F-1

                               EXPLANATORY NOTE

     Voxware, Inc. is filing this Form 10-K/A to correct certain typographical errors contained in its previous Form 10-K/A for the year ended June 30, 2001.

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

         Eli Porat    11,728,125   Votes                    449,269 Votes


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


         FOR  11,879,331 Votes    AGAINST  297,963 Votes       ABSTAIN 200 Votes

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Bathsheba J. Malsheen               President, Chief Executive Officer and       January 17, 2002
---------------------------------
    Bathsheba J. Malsheen               Director (principal executive officer)

/s/ Nicholas Narlis                     Senior Vice President, Chief Financial       January 17, 2002
---------------------------------
    Nicholas Narlis                     Officer, Secretary and Treasurer
                                        (principal financial officer and principal
                                        accounting officer)

        *                               Director                                     January 17, 2002
---------------------------------
    David B. Levi

        *                               Director                                     January 17, 2002
---------------------------------
    Eli Porat



* By his signature set forth below, the undersigned, pursuant to a duly authorized power of attorney filed with the Securities and Exchange Commission, has signed this Amendment to the Form 10-K on behalf of the persons indicated.

By:   /s/ Nicholas Narlis
   ----------------------------------
   Nicholas Narlis (Attorney-in-Fact)

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

                         VOXWARE, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                          Stockholders Equity
                                                        ---------------------------------------------
                                                                             Additional
                                                            Common Stock      Paid-in      Deferred
                                                          -----------------
                                                           Shares    Amount   Capital    Compensation
                                                          --------   ------  ---------   ------------
                                                                  (in thousands, except share data)
Balance, June 30, 1998...............................   13,292,524     $ 13   $ 29,915     $   --
  Exercise of common stock options...................       11,000       --         19         --
  Issuance of common stock pursuant to Employee
    Stock Purchase Plan..............................       77,843       --         61         --
Comprehensive loss:
  Net loss...........................................           --       --         --         --
  Unrealized gain on available-for-sale securities...           --       --         --         --

  Comprehensive loss.................................

Balance, June 30, 1999...............................   13,381,367       13     29,995         --
  Exercise of common stock options...................      220,546       --        305         --
  Issuance of common stock pursuant to Employee
    Stock Purchase Plan..............................       19,570       --         13         --
  Directors' stock based compensation expense........       24,294       --         40         --
  Issuance of common stock in connection with the
    purchase of certain assets of InRoad, Inc              650,000        1      8,236         --
  Option grants to consultants.......................           --       --        141       (141)
Comprehensive loss:
  Net loss...........................................           --       --         --         --
  Unrealized loss on available-for-sale securities...           --       --         --         --

  Comprehensive loss.................................

Balance, June 30, 2000...............................   14,295,777     $ 14   $ 38,730     $ (141)
  Directors' stock based compensation expense........       34,483       --         10         --
  Conversion of Series A Preferred Stock.............      726,427        1        246         --
  Sale of common stock...............................      714,000        1        227         --
  Beneficial conversion feature treated as a
   dividend..........................................           --       --      2,913         --
  Warrants granted as finders fee for sale of
   Series A Preferred Stock..........................           --       --         79         --
  Accretion of preferred stock to redemption value...           --       --         --         --
  Repurchase of Series A.............................           --       --         --         --
  Amortization of deferred comp......................           --       --         --          5
  Option grants to consultants.......................           --       --       (135)       135
Comprehensive loss:
  Net loss...........................................           --       --         --         --
  Unrealized gain on available-for-sale securities...           --       --         --         --
  Comprehensive loss.................................           --       --         --         --

Balance, June 30, 2001...............................   15,770,687     $ 16   $ 42,070     $   (1)
                                                       ===========     ====   ========     ======
                                                             --------------------------------------------------
                                                              Accumulated
                                                                 Other
                                                             Comprehensive  Comprehensive  Accumulated
                                                                 Loss           Loss         Deficit    Total
                                                             -------------  -------------  ----------- --------
Balance, June 30, 1998................................          $  2                       $(16,017)  $ 13,913
  Exercise of common stock options....................            --                             --         19
  Issuance of common stock pursuant to Employee
    Stock Purchase Plan...............................            --                             --         61
Comprehensive loss:
  Net loss............................................            --           $(4,286)      (4,286)    (4,286)
  Unrealized gain on available-for-sale securities....             2                 2           --          2
                                                                               -------
  Comprehensive loss..................................                         $(4,284)
                                                                               =======
Balance, June 30, 1999................................             4                        (20,303)     9,709
  Exercise of common stock options....................            --                             --        305
  Issuance of common stock pursuant to Employee
    Stock Purchase Plan...............................            --                             --         13
  Directors' stock based compensation expense.........            --                             --         40
  Issuance of common stock in connection with the
    purchase of certain assets of InRoad, Inc                     --                             --      8,237
Comprehensive loss:
  Net loss............................................            --           $(2,245)      (2,245)    (2,245)
  Unrealized loss on available-for-sale securities....            (6)               (6)          --         (6)
                                                                               -------
  Comprehensive loss..................................                         $(2,251)
                                                                               =======
Balance, June 30, 2000................................          $ (2)               --     $(22,548)  $ 16,053
Directors' stock based compensation expense...........            --                --           --         10
Conversion of Series A Preferred Stock................            --                --           --        247
Sale of common stock..................................            --                --           (4)       224
Beneficial Conversion feature treated as a dividend...            --                --       (2,913)        --
Warrants granted as finders fee for sale of
 Series A Preferred Stock.............................            --                --           --         79
Accretion of preferred stock to redemption value......            --                --         (652)      (652)
Repurchase of Series A................................            --                --          (14)       (14)
Amortization of deferred comp.........................            --                --           --          5
  Option grants to consultants........................            --                --           --         --
Comprehensive loss:
  Net loss............................................                       $ (15,669)     (15,669)   (15,669)
  Unrealized gain on available-for-sale securities....              2                 2          --          2
                                                                             ---------
  Comprehensive loss..................................                       $ (15,667)
                                                                             =========
Balance, June 30, 2001................................          $ --                        $(41,800)  $    285
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