Form 10-Q
period 2001-12-31
VOXWARE INC
filed 2002-02-20
CIK 933454

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended  December 31, 2001
                                      -----------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from __________________



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days. YES   X  NO___
                                       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Shares Outstanding at February 14, 2002
-----------------------------           ----------------------------------------
Common Stock, $.001 par value                          20,235,909

================================================================================

                                 VOXWARE, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION
------------------------------

     Item 1.  Consolidated Financial Statements  (unaudited)                                                             Page No.
                                                                                                                         --------
               Consolidated Statements of Operations
                 Three and Six Months Ended December 31, 2001 and 2000................................................      3

               Consolidated Balance Sheets
                 December 31, 2001 and June 30, 2001..................................................................      4

               Consolidated Statements of Cash Flows
                 Six Months Ended December 31, 2001 and 2000..........................................................      5

               Notes to Consolidated Financial Statements.............................................................      6

   Item 2.     Management's Discussion and Analysis of Results of
               Operations and Financial Condition.....................................................................     12

   Item 3.     Quantitative and Qualitative Disclosures about market risk.............................................     17

PART II - OTHER INFORMATION
---------------------------

   Item 1.     Legal Proceedings......................................................................................     18

   Item 2.     Changes in Securities and Use of Proceeds..............................................................     18

   Item 3.     Defaults Upon Senior Securities........................................................................     18

   Item 4.     Submission of Matters to A Vote of Security Holders....................................................     18

   Item 5.     Other Information......................................................................................     18

   Item 6.     Exhibits and Reports on Form 8-K.......................................................................     18

SIGNATURES............................................................................................................     19
----------

Item 1.  Consolidated Financial Statements

                          Voxware, Inc. and Subsidiary
                     Consolidated Statements of Operations
                                  (unaudited)

                                                                           Three Months Ended         Six Months Ended
                                                                               December 31,             December 31,
                                                                           2001         2000         2001          2000
                                                                        ---------    ----------   ----------     ---------
                                                                                (In thousands, except per share data)
Revenues:
  Product revenues:

       Product revenues.............................................    $   728      $    256     $      973      $   479
       License fees.................................................         --            12             41          250
       Royalties and recurring revenues.............................         82            86            171          146
                                                                        -------      --------     ----------      -------
               Total product revenues...............................        810           354          1,185          875
  Service revenues                                                          205           100            368          131
                                                                        -------      --------     ----------      -------
       Total revenues...............................................      1,015           454          1,553        1,006
                                                                        -------      --------     ----------      -------
Cost of revenues:
  Cost of product revenues..........................................        312           225            429          361
  Cost of service revenues..........................................         21            55            110           58
                                                                        -------      --------     ----------      -------
       Total cost of revenues.......................................        333           280            539          419
                                                                        -------      --------     ----------      -------
               Gross profit.........................................        682           174          1,014          587
                                                                        -------      --------     ----------      -------
Operating expenses:
  Research and development..........................................        327           671            797        1,343
  Sales and marketing...............................................        337           976            719        1,829
  General and administrative........................................        277           491          1,000        1,336
  Amortization of purchased intangibles.............................        325         1,025            650        2,050
                                                                        -------      --------     ----------      -------
       Total operating expenses.....................................      1,265         3,163          3,166        6,558
                                                                        -------      --------     ----------      -------
       Operating loss...............................................       (584)       (2,989)        (2,152)      (5,971)
Interest income/(expense)...........................................         (2)           67              3          146
Gain on write down of warrants to fair value........................         13           598             18          598
Gain on sale of tax loss carryforwards..............................         27           279             27          279
                                                                        -------      --------     ----------      -------
Net loss............................................................    $  (551)     $ (2,045)    $   (1,841)     $(4,948)
                                                                        =======      ========     ==========      =======
Accretion of preferred stock to redemption value....................    $  (190)     $   (200)    $     (319)     $  (289)
                                                                        =======      ========     ==========      =======
Beneficial conversion feature treated as a dividend.................    $   (14)     $     --     $     (341)     $(1,244)
                                                                        =======      ========     ==========      =======
Warrants issued to preferred stockholders treated as a dividend.....    $  (341)     $     --     $     (480)     $    --
                                                                        =======      ========     ==========      =======
Basic and diluted net loss applicable to common stockholders per
 common share.......................................................    $ (0.03)     $  (0.16)    $    (0.19)     $ (0.45)
                                                                        =======      ========     ==========      =======

Shares used in computing basic and diluted net loss applicable to
 common stockholders per common share...............................     16,457        14,296     15,683,855       14,296
                                                                        =======      ========     ==========      =======

       The accompanying notes are an integral part of these statements.

                         Voxware, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                                                   December 31,        June 30,
                                                                                      2001               2001
                                                                                  --------------      -------------
                                                                                   (unaudited)
                                                                            (In thousands, except share and per share data)
                                 ASSETS
Current assets:
      Cash and cash equivalents.........................................          $       721         $        561
      Short-term investments..........................................                     --                   17
      Accounts receivable, net .........................................                  456                  849
      Inventory, net ...................................................                  995                1,098
      Prepaid expenses and other current assets.........................                  122                  360
                                                                                  -----------         ------------
            Total current assets........................................                2,294                2,885
Property and equipment, net.............................................                  440                  584
Intangible assets, net..................................................                1,478                2,066
Other assets............................................................                  300                  278
                                                                                  -----------         ------------
                                                                                  $     4,512         $      5,813
                                                                                  ===========         ============
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
 STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued expenses.............................          $     1,445         $      1,743
      Deferred revenues.................................................                  483                  569
                                                                                  -----------         ------------
            Total current liabilities...................................                1,928                2,312
Commitments and contingencies
Warrants to purchase common stock.......................................                    5                   23
                                                                                  -----------         ------------
Series A mandatorily redeemable convertible preferred stock
 (liquidation value $0 and $3,811,140, respectively)....................                   --                3,193
                                                                                  -----------         ------------
Series B mandatorily redeemable convertible preferred stock
 (liquidation value $3,788,363 and $0, respectively)....................                2,019                   --
                                                                                  -----------         ------------
Series C mandatorily redeemable convertible preferred stock
 (liquidation value $1,775,296 and $0, respectively)....................                  856                   --
                                                                                  -----------         ------------

Stockholders' equity (deficit):
      Common stock, $.001 par value, 60,000,000 shares authorized;
            19,421,909 and 15,770,687 shares issued and outstanding at
           December 31, 2001 and June 30, 2001, respectively............                   19                   16
      Additional paid-in capital........................................               44,061               42,070
        Deferred compensation...........................................                   (1)                  (1)
      Accumulated deficit...............................................              (44,375)             (41,800)
                                                                                  -----------         ------------
            Total stockholders' equity (deficit)........................                 (296)                 285
                                                                                  -----------         ------------
                                                                                  $     4,512         $      5,813
                                                                                  ===========         ============

        The accompanying notes are an integral part of these statements.

                         Voxware, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                                Six Months Ended December 31,
                                                                                              --------------------------------
                                                                                                  2001                2000
                                                                                              ------------         -----------
                                                                                                        (in thousands)
Operating Activities:
 Net loss.................................................................................      $   (2,104)          $  (4,948)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
 Depreciation and amortization............................................................             769               2,155
 Gain on sale of tax loss carryforwards...................................................             (27)               (279)
 Gain on write down of warrants to fair value.............................................             (18)               (598)
 Stock based compensation expense.........................................................              --                   1
 Changes in assets and liabilities:
    Accounts receivable...................................................................             393                 229
    Inventory.............................................................................             103                (221)
    Prepaid expenses and other current assets.............................................             238                 (27)
    Other assets, net.....................................................................             (22)                 10
    Accounts payable and accrued expenses.................................................            (298)                253
    Deferred revenues.....................................................................             (86)                (76)
    Deferred rent.........................................................................              --                (194)
                                                                                              ------------         -----------
          Net cash used in operating activities...........................................          (1,052)             (3,695)
                                                                                              ------------         -----------
Investing Activities:
    Purchases of short-term investments...................................................              --              (4,784)
    Sales and maturities of short-term investments........................................              17               6,511
    Purchases of property and equipment...................................................              --                (339)
    Proceeds form sale of tax loss carryforwards..........................................              27                 279
                                                                                              ------------         -----------
          Net cash provided by investing activities.......................................              44               1,667
                                                                                              ------------         -----------
Financing Activities:
    Issuance of short-term debt...........................................................              50                 ---
    Proceeds from exercises of warrants...................................................              97                 ---
    Proceeds from issuance of Series A convertible preferred stock and warrants,
         net of expenses..................................................................              --               3,660
    Proceeds from issuance of Series C convertible preferred stock and warrants,
         net of expenses..................................................................           1,466                 ---
    Payment of short-term debt............................................................             (50)                ---
    Retirement of Series B Preferred stock................................................            (395)                ---
                                                                                              ------------         -----------
          Net cash provided by financing activities.......................................          (1,168)              3,660
                                                                                              ------------         -----------
Increase in cash and cash equivalents.....................................................             160               1,632
Cash and cash equivalents, beginning of period............................................             561                 502
                                                                                              ------------         -----------
Cash and cash equivalents, end of period..................................................             721               2,134
Short-term investments, end of period.....................................................              --               1,008
Cash, cash equivalents and short-term investments,
                                                                                              ------------         -----------
 end of period............................................................................      $      721           $   3,142
                                                                                              ============         ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
          Unrealized gain on short-term investments......................................       $       --           $       6
                                                                                              ============         ===========
          Accretion of preferred stock to redemption value................................      $      319           $     289
                                                                                              ============         ===========
          Conversion of Series A preferred stock to common stock..........................      $       91           $     ---
                                                                                              ============         ===========
          Conversion of Series B preferred stock to common stock..........................      $      948           $     ---
                                                                                              ============         ===========
          Warrants issued to preferred stockholders treated as a dividend.................      $      139           $     ---
                                                                                              ============         ===========
          Exchange of Series A for Series B preferred stock...............................      $    3,231           $     ---
                                                                                              ============         ===========
          Warrant to acquire common stock issued for finders fee..........................      $       36           $      79
                                                                                              ============         ===========
          Intrinsic value of Beneficial Conversion feature................................      $      341                  --
                                                                                              ============         ===========
          Beneficial conversion feature treated as a dividend.............................      $       14                  --
                                                                                              ============         ===========

       The accompanying notes are an integral part of these statements.

                                 Voxware, Inc.
                  Notes To Consolidated Financial Statements


1.   BASIS OF PRESENTATION

          The consolidated financial statements for Voxware, Inc. and its wholly-owned subsidiary, Verbex Acquisition Corporation ("Voxware" or the "Company"), as of December 31, 2001, and for the three month and six month periods ended December 31, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on October 15, 2001, and the amendments to the Annual Report on Form 10-K/A which were filed on October 16, 2001 and January 17, 2002, respectively.

          The results of operations for the interim periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002 or any other future periods. The Company has incurred significant operating losses during the three months and six months ended December 31, 2001. Management believes that unless the Company is able to secure additional financing, its cash and cash equivalents and short-term investments will not be adequate to meet the Company's cash requirements over the next twelve months. The Company's independent public auditors included a going concern modification in their audit report for the year ended June 30, 2001. The Company has been advised by its independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending June 30, 2002, their auditors' report on those financial statements will again be modified for that contingency.

2.   LOSS PER SHARE

          The Company has presented net loss per share, applicable to common stockholders, for the three and six months ended December 31, 2001 and 2000, pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Basic and diluted net loss applicable to common stockholders per share was computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the three and six months ended December 31, 2001 and 2000. As of December 31, 2001, stock options and warrants (7,723,479 outstanding as of December 31, 2001) have not been included in the diluted loss per common share calculation, since the impact is anti-dilutive due to the Company's losses.

                                                                           Three Months Ended          Six Months Ended
                                                                               December 31,                December 31,
                                                                          ------------------------------------------------
                                                                            2001         2000         2001         2000
                                                                          ---------    ---------   ----------    ---------
                                                                              (in thousands)            (in thousands)
Net loss............................................................      $    (551)   $  (2,045)  $   (2,104)   $  (4,948)
Accretion of preferred stock to redemption value....................           (190)        (200)        (319)        (289)
Beneficial conversion feature treated as a dividend.................            (14)         ---         (341)      (1,244)
Warrants issued to preferred stockholders
  treated as a dividend.............................................           (341)         ---         (480)         ---
                                                                          ---------    ---------   ----------    ---------
Net loss available to common shareholders...........................      $  (1,096)   $  (2,245)  $   (2,562)   $  (6,481)
                                                                          =========    =========   ==========    =========
Shares used in computing basic loss per
     common share...................................................         16,457       14,296   15,685,855      14,296
                                                                          =========    =========   ==========    =========
Basic share loss per common share...................................      $   (0.03)   $   (0.16)  $    (0.16)   $   (0.45)
                                                                          =========    =========   ==========    =========

3.   REVENUE RECOGNITION

          The Company generates revenues from products and services. The products and services are sold separately as well as combined. The Company combines software, hardware and professional services for installation, implementation and maintenance as part of its industrial voice-based solutions (the "Solution"). Product revenues consist of product sales, license fees, royalties and recurring revenues. Product sales represent shipments of portable and stationary voice-based products and solutions for various industrial and warehouse markets. Revenues from product sales are generally recognized upon shipment or completion of the implementation, if applicable, provided there are no significant post-delivery obligations. The Company began shipping voice-based products subsequent to its acquisition of substantially all of the assets of Verbex Voice Systems, Inc. ("Verbex"), which occurred on February 18, 1999. License fees are generally derived from licensing the Company's voice-based software applications and speech compression technologies. License fees are generally recognized upon delivery or implementation of the underlying technologies, provided persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalties and recurring revenues include royalties, which are generally based on a percentage of licensees' sales or units shipped, and pre-determined periodic license fees. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the Company's technology. Recurring product license fees are generally recognized at the inception of the renewal period, provided that persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance support, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year. Service revenues from engineering fees are recognized upon customer acceptance, or over the period in which services are provided if customer acceptance is not required. The Company entered into and completed its initial Solution arrangements during 2001. Based on the Company's limited experience with implementation, installation and customer acceptance, Solution revenue for hardware, software and professional services has been recorded upon the completion of installation and customer acceptance.

          The Company enters into Solution arrangements with customers that may result in losses. The Company accrues these losses when they become known.

4.   NEW ACCOUNTING PRONOUNCEMENTS

          In September 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

          In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting continuing operations or in discontinued operations. SFAS No. 144, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," is effective for fiscal years beginning after December 15, 2001. The Company has not fully assessed the potential impact of the adoption of SFAS No. 144, which is effective for the Company as of January 1, 2002.

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

          The following reconciles net loss to comprehensive loss for the three and six month periods ended December 31, 2001 and 2000:

                                                               Three Months Ended                    Six Months Ended
                                                                   December 31,                         December 31,
                                                           --------------------------------------------------------------
                                                              2001            2000                2001             2000
                                                              ----            ----                ----             ----
                                                                 (in thousands)                       (in thousands)
     Net loss.....................................         $     (551)     $   (2,045)        $    (2,104)      $  (4,948)
     Other comprehensive income:
      Unrealized gain on available-for-sale
       securities.................................                 --               6                  --               6
                                                           ----------      ----------         -----------       ---------
     Comprehensive loss...........................         $     (551)     $   (2,039)        $    (2,104)      $  (4,942)
                                                           ==========      ==========         ===========       =========

6. SERIES A, SERIES B AND SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK

          The Company has authorized 10,000,000 shares of Preferred Stock with a $0.001 par value per share. On August 29, 2001, all of the outstanding shares of Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred") were exchanged for Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred"). The Company also issued Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C Preferred") in December 2001 and February 2002. The Series B Preferred and Series C Preferred shares have a stated value of $1,000 per share. As of December 31, 2001, 2,967 shares of Series B Preferred and 1,765 shares of Series C Preferred were issued and outstanding.

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

          The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and warrants sold to Castle Creek based on the relative fair value of each instrument. The fair value of the Series A Preferred was determined based on a discounted cash flow analysis and the fair value of the warrants was determined based on the Black-Sholes option-pricing model. As a result the Company initially allocated approximately $2,774,000 and $807,000 to the Series A Preferred and warrants, respectively. The warrants have been classified as a liability in the accompanying consolidated balance sheet because the warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of December 31, 2001, the outstanding warrants were adjusted to the fair value of the warrants based upon the closing stock price as of that date. As a result, the Company adjusted the warrants to $5,000, representing the fair market value as of December 31, 2001, using the Black-Sholes option-pricing model and recorded a gain on the write down of warrants to fair value of $13,000 and $598,000 for the three and six months ended December 31, 2001 and December 31, 2000, respectively.

          The Company has accreted the Series A Preferred and is accreting Series B Preferred to their redemption values using the effective interest method through the redemption period of 30 months. Accordingly, the Company recorded $190,000 and $200,000 of accretion during the quarters ended December 31, 2001 and 2000, respectively.

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

          On April 19, 2001, the Company consummated a private placement of shares of common stock and common stock warrants to Castle Creek pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the private placement, the Company sold 714,000 shares (the "Common Shares") of common stock and a warrant to purchase an additional 2,142,000 shares of its common stock (the "Purchase Warrant"). The Common Shares were sold at a price of $.34 per share. The exercise price of the Purchase Warrant is $1.25 per share in the case of an optional exercise by Castle Creek, or 80% of the then market value (as defined in the Purchase Warrant) of the common stock in the case of a mandatory exercise required by the Company. Net proceeds to the Company from the private placement were approximately $276,000. Pursuant to the terms of the Purchase Agreement, the Company used $48,200 of such proceeds to repurchase 46 shares of the Company's Series A Preferred from Castle Creek. The balance of the proceeds was used by the Company for general working capital purposes.

          On August 29, 2001 the Company issued 708,656 remedy warrants to Castle Creek. These remedy warrants allow Castle Creek to purchase shares of common stock at $0.01 per share and expire on August 28, 2011. Using the Black-Scholes option-pricing model, the Company determined the fair value of the remedy warrants to be $139,000. The Company recorded the issuance of the remedy warrants as a Preferred Stock dividend during the quarter ended September 30, 2001. Through December 31, 2001, Castle Creek exercised 500,000 of the remedy warrants, resulting in gross proceeds of $5,000.

          In August of 2001, the Company exchanged its Series A Preferred for shares of Series B Preferred. As the term, rights and preferences of the Series B are substantially similar to those of the Series A, the Company recorded the exchange based upon the carrying value of the Series A Preferred.

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

       In August 2000, the contingent BCF was measured at zero. As a result, the dividend was calculated based on the difference between the reduced conversion price ($0.34) and the fair value of the common stock issuable upon conversion of the Series A Preferred as of April 19, 2001. The charge for the BCF is limited to the carrying value of the Series A Preferred after the initial allocation of the cash proceeds received to the Series A and the warrants. At April 19, 2001, the Company recorded a $1,669,000 dividend charge for the contingent BCF. Through August 31, 2001, the Series A holders converted 319 shares of Series A Preferred into 1,043,003 shares of common stock at an exercise price of $0.34. During the quarter ended December 31, 2001, Castle Creek elected to convert shares of Series B Preferred into shares of common stock as follows:

                                                   Shares
                                -------------------------------------------
                   Date           Series B Preferred            Common
                                ------------------------     --------------
              November 8, 2001               40                   271,826
              November 19, 2001              50                   340,208
              November 26, 2001              40                   272,653
              November 29, 2001              75                   511,497
              December 11, 2001             106                   724,462
                                ------------------------     --------------
                                            311                 2,120,646

       For all transactions through December 2001, each share of Series A or Series B Preferred, plus the applicable dividend, converted into a number of common shares at conversion prices ranging from $0.16 per share to $0.34 per share. At the August conversion, the conversion price was re-adjusted to the average of the five lowest closing bid prices during the last ten days before the conversion ($0.19). The conversion price was again re-adjusted to $0.16 in accordance with the August 2000 agreement. Per the August 2000 agreement, any reset of the conversion price would result in a BCF limited as defined above. As the limit was reached on the April 2001 BCF, no BCF was recorded in conjunction with the August 2001 or October 2001 resets.

       On December 12, 2001, the Company completed a $1,765,000 private placement of Series C Preferred and common stock warrants to various accredited investors. On February 1, 2002, the Company also received an additional $100,000 in cash from an additional accredited investor in connection with this private placement. In total, the Company issued 1,865 shares of Series C Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $1,466,000, net of transaction costs. In addition to the cash transaction costs, the Company issued to investment advisors as finders fees warrants to acquire 418,325 shares of common stock as of December 31, 2001. Warrants for an additional 39,840 shares of common stock were issued as of February 1, 2002, in conjunction with the additional $100,000 received. The exercise price for the warrants issued as finder's fees is $0.1255 per share, and the warrant expires in five years. Using the Black-Scholes option-pricing model, the Company determined the fair value of the warrants to be $36,097. The Company is obligated to redeem the Series C Preferred 36 months from the closing. The Series C Preferred have a 7% dividend payable in cash or equity, at the election of Voxware, and are convertible into Voxware common stock at an initial conversion price of $0.1255 per share, subject to adjustment, as defined in the transaction documents. In addition, the investors have received warrants to purchase 5,944,219 shares of common stock at an exercise price of $0.1255 per share. The Series C Preferred stockholders have certain registration rights, as defined in the transaction agreements.

       The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series C Preferred and warrants sold to investors based on the relative fair value of each instrument. The fair value of the Series C Preferred was determined based on a discounted cash flow analysis and the fair value of the warrants was determined based on the Black-Scholes option-pricing model. As a result, the Company allocated approximately $1,124,679 and $341,224 to the Series C Preferred and warrants, respectively. The warrants have been classified as additional paid-in capital such a choice (upon a merger or change in control, as defined). As of December 31, 2001, the outstanding warrants were adjusted to the fair value of the warrants based upon the closing stock price as of that date. As a result, the fair market value as of December 31, 2001, totaled the fair market value of the warrants as of the closing date, using the Black-Scholes option-pricing model.

       The Company has accreted the Series C Preferred to their redemption value using the effective interest method through the redemption period of 36 months. Accordingly, the Company recorded $50,000 of accretion during the quarter ended December 31, 2001.

       The Series C Preferred are convertible into shares of common stock on the date of issuance. After considering the allocation of the proceeds to the Series C Preferred and warrants, the Company determined that the Series C Preferred contained a beneficial conversion feature. The Company recorded the beneficial conversion feature as a reduction of the Series C and an increase to additional paid in capital in the amount of approximately $341,000. In accordance with Emerging Task Force 00-27, the BCF is being amortized over the redemption period of 36 months using the effective interest method, and is being recorded in a manner similar to a dividend during the quarter ended December 31, 2001. As a result, the Company recorded $14,000 as a BCF treated as a dividend during the quarter ended December 31, 2001.

       On December 21, 2001, Castle Creek exercised a warrant to purchase 714,000 shares of common stock in connection with the April 19, 2001 Purchase Agreement. The exercise price was $0.13 per share. Simultaneously, the Company applied the proceeds to retire 84 shares of Series B Preferred. As of December 31, 2001, there was a warrant to purchase an additional 1,428,000 shares of common stock remaining under the April 19, 2001 Purchase Agreement.


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

       Business segment information for the six months ended December 31, 2001 and 2000 is included in the table below. Costs associated with corporate and administrative overhead expenses are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition, and the amortization of those assets, are included in the industrial voice-based products segment.

                                                                                     Speech
                                                 Voice-Based                      Compression
                                                   Products                       Technologies
                                                   Segment                          Segment                     Total
                                           ------------------------        ------------------------       -----------------
                                                    2001                             2001                       2001
                                           ------------------------        ------------------------       -----------------
       Revenues                              $           1,341               $            212               $        1,553
       Loss from operations                  $          (1,835)              $             (6)              $       (1,841)
       Depreciation and amortization         $             704               $             65               $          769
       Identifiable assets                   $           1,861               $          2,651               $        4,512

                                                                                                                Total
                                                                                                          -----------------
                                                    2000                             2000                       2000
                                           ------------------------        ------------------------       -----------------
       Revenues                              $             556               $            450               $        1,006
       Loss from operations                  $          (5,414)              $           (411)              $       (5,825)
       Depreciation and amortization         $           2,089               $             66               $        2,155
       Identifiable assets                   $          11,085               $          4,465               $       15,550


8. SUBSEQUENT EVENTS

       On February 7, 2002, Castle Creek exercised 100,000 remedy warrants. This exercise resulted in gross proceeds of $1,000. After this transaction, there were 108,656 remedy warrants outstanding.

       On February 8, 2002, Castle Creek exercised a warrant to purchase 714,000 shares of common stock in connection with the April 19, 2001 Securities Purchase Agreement. The exercise price was $0.13 per share. Simultaneously, the Company applied the proceeds received to retire 84 shares of Series B Preferred. As of February 15, 2002, there was a warrant to purchase the remaining 714,000 shares of common stock under the April 19, 2001 Securities Purchase Agreement.

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

   The sale to Ascend of the assets relating to the speech and audio coding business did not include Voxware's rights and obligations under its then existing license agreements. We continue to derive revenue from existing licensees of our speech coding technology in the multimedia and consumer devices markets in the form of periodic license renewal fees, royalties and service fees. With the consent of Ascend, we may also license our speech coding technologies for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. Our new licensing activity relating to the speech coding technologies had been decreasing prior to the sale to Ascend and we expect this trend to continue. Furthermore, as we focus on voice-based systems for industrial markets, revenues from licenses of speech coding technologies will become a less significant portion of our revenues. For the quarter ended December 31, 2001 revenue from our voice-based solutions accounted for 86% of quarterly revenues, while revenues related to the speech coding business accounted for 14% of total revenues for the quarter. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we are not dedicating significant resources to the development, marketing or licensing of our speech coding technologies.

Results of Operations

   Revenues

   Voxware recorded revenues of $1,015,000 for the three months ended December 31, 2001 compared to revenues of $454,000 for the three months ended December 31, 2000. The $561,000 increase in total revenues reflects $728,000 in voice-based product sales, $82,000 in royalties and recurring revenues, and $205,000 from service revenues. On a year-to-date basis, total revenues increased $547,000 from $1,006,000 for the six months ended December 31, 2000 to $1,553,000 for the six months ended December 31, 2001. As the Company pursues new market opportunities, Voxware has not aggressively pursued voice compression legacy products. The increase in total revenues is reflective of the Company's emphasis to develop new products for logistics, fulfillment, distribution and package and mail sorting industries.

   Total product revenues increased $456,000 to $810,000 in the three months ended December 31, 2001 from $354,000 in the three months ended December 31, 2000. In the six month period ended December 31, 2001, product revenues totaled $1,185,000, reflecting a $310,000 increase from product revenues of $875,000 for the six months ended December 31, 2000. Product sales increased by $494,000 from $479,000 for the six months ended December 31, 2000 to $973,000 for the six months ended December 31, 2001. License fees decreased $209,000 to $41,000 for the six months ended December 31, 2001 from $250,000 as of December 31, 2000. Royalties and recurring revenues increased $25,000 for the six months ended December 31, 2001, to $171,000 from $146,000 for the six months ended December 31, 2000. The increase in product revenues for the three and six month period is reflective of our change in business focus towards the development, marketing and sale of our VoiceLogisticsTM system. VoiceLogistics is a voice-based solution set of software, hardware and professional services designed specifically for use in warehouses, distribution centers and other industrial settings to enable workers to perform typical logistics task such as picking, receiving, returns processing, cycle counting and order entry through a speech interface. The Company has focused its efforts on developing the market for this product, and has not aggressively pursued opportunities with its speech compression business. Royalties and recurring revenues are primarily related to the Company's speech compression business that was sold to Ascend, as discussed previously. The decrease in these revenues represents the decline in use of our speech coding products and we anticipate that revenues from the speech compression business will continue to decline. For the three month periods ended December 31, 2001 and 2000, approximately 89% and 72% of the Company's product revenues were attributable to voice-based sales, respectively, 0% and 4% were attributable to license fees, respectively, and 11% and 24% were attributable to royalties and recurring revenues, respectively. For the six month periods ended December 31, 2001 and 2000, approximately 82% and 55% of the Company's product revenues were attributable to integrated voice-based solutions, respectively, 4% and 28% were attributable to license fees, respectively, and 14% and 17% were attributable to royalties and recurring revenues, respectively.

   Service revenues were primarily attributable to customer maintenance support, fees for engineering services relating to our speech coding technologies business and professional service fees relating to voice based solutions. For the three months ended December 31, 2001, service revenues totaled $205,000, reflecting an increase of $105,000 from service revenues of $100,000 for the three months ended December 31, 2000. This increase was attributable to professional services implementation fees, of which 100%, relate to industrial voice-based products. For the six months ended December 31, 2001, service revenues totaled $368,000, reflecting an increase of $237,000 from service revenues of $131,000 for the six months ended December 31, 2000. The increase in service revenues is primarily attributable to the emergence of professional service fees relating to our voice-based logistics products.

  Cost of Revenues

  Cost of revenues increased $53,000 to $333,000 for the three months ended December 31, 2001 compared to $280,000 for the three months ended December 31, 2000. The increase in cost of revenues was attributable to an increase in cost of product revenues and an increase in cost of service revenues, reflecting materials, labor and overhead costs associated with the implementation of VoiceLogistics. Cost of revenues increased $120,000 to $539,000 for the six months ended December 31, 2001 compared to $419,000 for the six months ended December 31, 2000 as a result of the increase in product sales for the six months ended December 31, 2001, as compared to the six months ended December 31, 2000. Improved profit margins for the three and six months ended December 31, 2001 compared to December 31, 2000, recognize losses on pilot and related contracts. These losses have a direct impact on profit margins.

  Cost of product revenues increased $87,000 to $312,000 for the three months ended December 31, 2001 from $225,000 in the prior year quarter. Such costs reflect materials, labor and overhead associated with the sale of our industrial voice-based products. On a year-to-date basis, cost of product revenues increased $68,000 to $429,000 as of December 31, 2001 compared to $361,000 for the six months ended December 31, 2000. As of December 31, 2001, Voxware's manufacturing staff of four remained constant compared to December 31, 2000.

  Cost of services revenues decreased $34,000 to $21,000 in the three months ended December 31, 2001 from $55,000 in the prior year period, December 31, 2000. Cost of service revenues consists primarily of the expenses associated with customer maintenance support, professional services, including employee compensation and travel expenditures. Cost of service revenues increased $52,000 from $58,000 in the six months ended December 31, 2000 to $110,000 for the six months ended December 31, 2001. The increase in cost of service revenues is directly attributable to the increase in service revenues described above.

  Operating Expenses

  Total operating expenses decreased by $1,897,000 (60%) from $2,516,000 in the three months ended December 31, 2000 to $1,266,000 in the three months ended December 31, 2001. During the six month period ended December 31, 2001, operating expenses totaled $2,254,000, reflecting a decrease of $1,992,000 (44%) from total operating expenses of $4,508,000 for the six month period ended December 31, 2000, excluding amortization of purchased intangibles.
Amortization of $325,000 and $1,025,000 were recorded for the three months ended December 31, 2001 and 2000, respectively, and $650,000 and $2,050,000 for the six months ended December 31, 2001 and 2000. The decrease for the three and six months ended December 31, 2001 from the three months ended December 31, 2000 is due to reduced costs, as our focus is increasing on the market expansion with our VoiceLogistics product suite and implementation costs associated with various endeavors, which the Company is currently engaged. As of December 31, 2001, the Company's headcount totaled 38, compared to a total headcount of 49 as of December 31, 2000.

  Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Voxware's research and development expenses decreased to $344,000 (51%) from $671,000 in the three months ended December 31, 2000 to $327,000 for the three months ended December 31, 2001. During the six months ended December 31, 2001 research and development expenses totaled $797,000, reflecting a decrease of $546,000 (40%) from research and development expenses of $1,343,000 for the six months ended December 31, 2000. The decrease resulted from reallocation of engineering costs to projects and a 25% decrease in workforce. As of December 31, 2001, the Company's research and development team totaled 18 compared to 24 for the comparable period in 2000.

  Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $639,000 (65%) from $976,000 in the three months ended December 31, 2000 to $337,000 in the three months December 31, 2001. In the six month period ended December 31, 2001, sales and marketing expenses totaled $719,000, reflecting a decrease of $1,110,000 (61%) from sales and marketing expenses of $1,829,000 for the six months ended December 31, 2000. The decreases are due primarily to the reduction of personnel and our increased efforts to contain costs as the Company seeks additional funding. Our sales and marketing staff decreased 46% over the prior year period ended December 31, 2000. As of December 31, 2001, our sales and marketing personnel comprised 7 compared to 13 in the comparable period in 2000.

  General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services.
General and administrative expenses decreased $214,000 (43%) from $491,000 in the three months ended December 31, 2000 to $277,000 in the three months ended December 31, 2001. The decrease resulted from the Company's reductions and cost containment initiatives implemented during the year ending June 30, 2002. General and administrative expenses decreased $336,000 (25%) from $1,336,000 for the six months ended December 31, 2000 to $1,000,000 for the six months ended December 31, 2001. Our general and administrative staff totaled 5 at December 31, 2001 compared to 7 at December 31, 2000.

  Amortization of purchased intangibles totaled $325,000 and $1,025,000, respectively, for the three month periods ended December 31, 2001 and 2000, respectively. For the six months ended December 31, 2001 and 2000, amortization totaled $650,000 and $2,050,000, respectively. The amortization is attributable to the acquisition of Verbex, which approximated $5,191,000. The intangibles for the Verbex acquisition are being amortized over a four year period. The intangibles relating to the InRoad transaction were written off as of June 30, 2001.

  Interest Income/(Expenses)

  Interest income decreased $63,000 to $4,000 for the three months ended December 31, 2001 from $67,000 for the three months ended December 31, 2000, offset by interest expense of $6,000. The decrease is primarily related to the decrease in Voxware's total cash, cash equivalents and short-term investments portfolio balance. As of December 31, 2001, Voxware's cash, cash equivalents and short-term investments portfolio totaled $721,000 compared to $3,142,000 at December 31, 2000.

  Income Taxes

  As of December 31, 2001, we had approximately $31,125,000 of federal net operating loss carryforwards, which will begin to expire in 2009 if not utilized. As of December 31, 2001, a full valuation allowance on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily because of the uncertainty regarding realization of the deferred asset, and as a result of the operating losses incurred to date.

  Gain on Write Down of Warrants to Fair Value

  On August 15, 2000, the Company completed two separate private placements of Preferred stock and warrants to investors. The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Preferred stock and warrants sold to investors based on the relative fair value of each instrument. The fair values of the warrants were determined based on the Black-Sholes option-pricing model. As a result, the Company allocated approximately $807,000 to the warrants as of the commitment dates (see Note 6 to the Consolidated Financial Statements). The warrants are classified as a liability in the accompanying consolidated balance sheet because the warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of December 31, 2001, the outstanding warrants were adjusted to the fair value of the warrants based upon the closing stock price as of that date. As a result, the Company adjusted the warrants to $4,500, representing the fair market value as of December 31, 2001, using the Black-Sholes option-pricing model and recorded a gain on the write down of warrants to fair value of $13,000 and $18,000 for the three and six months ended December 31, 2001 and 2000, respectively.

  Gain on Sale of Tax Loss Carryforwards

  During 1999, the State of New Jersey passed legislation which allows New Jersey technology companies to apply for the transfer or sale of unused New Jersey state net operating losses and research and development tax credits for cash. Profitable companies can buy these losses and credits at a discount, thereby reducing their state tax obligation. Voxware applied to the State of New Jersey to sell up to approximately $1,803,014 of its net operating loss carryforwards and $102,000 of state research and development tax credits. Voxware received a determination letter from the State of New Jersey to sell $33,277 of its New Jersey State net operating losses which, upon the sale provided Voxware $27,000 in cash as of December 31, 2001. As of December 31, 2001 and 2000, the Company sold $0 and $7,480,000 respectively, of its New Jersey State net operating losses, which upon sale provided Voxware $0 and $279,000 respectively, in cash.

  Liquidity and Capital Resources

  As of December 31, 2001, the Company had a total of $721,000 in cash and cash equivalents. Our cash and cash equivalents are liquid and investment grade, consisting of high-grade money-market funds. Since inception, we have primarily financed our operations through the sale of equity securities.

  For the six months ended December 31, 2001, cash used in operating activities totaled $1,052,000. Net loss for the period totaled $2,104,000, which was comprised of: loss from operations totaling $2,152,000, offset by $18,000 gain on write down of warrants to fair value, and a gain on the sale of tax carryforwards of $27,000, amortization totaling $650,000 and changes in operating assets and liabilities. For the six months ended December 31, 2000, cash used to fund operations totaled $3,695,000. Cash used to fund operations was primarily attributable to the net operating loss of $4,948,000.

  For the six months ended December 31, 2001, cash provided by investing activities totaled $44,000, which consisted of $17,000 in net sales of short-term investments and $27,000 proceeds from the sale of net operating loss carryforwards. For the six months ended December 31, 2000, cash provided by investing activities totaled $1,667,000, which reflected $4,784,000 in net purchases of short-term investments, $339,000 in equipment purchases, $27,000 from the sale of tax credits or carryforwards offset by the sale of $6,511,000 from the sale of securities For the six months ended December 31, 2001 and 2000, cash provided by financing activities totaled $1,168,000 and $3,660,000, respectively, which amounts represent proceeds from the issuance of Series A and Series C Preferred and exercises of common stock warrants, respectively.

  On December 12, 2001 and February 1, 2002, the Company completed a private placement of Series C Preferred Stock and common stock warrants to various accredited investors. In total, the Company issued 1,865 shares of Series C Preferred Stock, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $1,466,000, net of transaction costs.

  We had a $2,000,000 revolving line of credit with Silicon Valley Bank, which expired on May 9, 2001. As amended on May 9, 2000, the credit facility required Voxware to secure all indebtedness with cash held at the bank's offices in an amount not less than 100% of the outstanding amount of all indebtedness we owed to the bank. The Company is currently exploring other viable financing options.

  We have no material commitments for capital expenditures except for those under operating leases for our facilities and leased equipment. At December 31, 2001, our working capital totaled approximately $366,000. Management believes that unless the Company is able to secure additional financing, its cash and cash equivalents and short-term investments will not be adequate to meet the
Company's cash requirements over the next twelve months.   The Company's
independent public auditors included a going concern modification in their audit report for the year ended June 30, 2001. The Company has been advised by its independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending June 30, 2002, their auditors' report on those financial statements will be modified for that contingency.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

  The Company does not usually utilize derivatives financial instruments in their investment portfolio. However, in conjunction with the Series B and Series C convertible preferred stock transactions, the Company issued derivative financial instruments in the form of warrants, which are indexed to the Company's own stock. The value of the warrants fluctuates with the market value of the Company's common stock.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         On December 12, 2001, the Company completed a $1,765,000 private placement of Series C Preferred and common stock warrants (the "Warrants") to various accredited investor in connection with this private placement. In total, the Company issued 1,865 shares (the "Series C Shares") of Series C Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $1,300,000, net of transaction costs. The Company also issued the investors Warrants to purchase an aggregate of 5,944,219 shares of its common stock. The Series C Shares and the Warrants were sold in units at a price of $1,000 per unit. The Company used $200,000 of the proceeds of such private placement to repurchase 182 shares of the Company's Series B Preferred Stock from Castle Creek. The balance of the proceeds is to be used by the Company for general corporate administration and overhead expenses, repayment of debt, sales and marketing initiatives, and research and development activities.

         The rights, preferences and privileges of the Series C Shares are as described in the certificate of designations filed with the Secretary of State of the State of Delaware on December 7, 2001, as amended (the "Certificate of Designations"). Pursuant to the Certificate of Designations, the Series C Shares have a 7% dividend payable in cash or equity, and are convertible into common stock of the Company at a conversion price of $0.1255 per share. The conversion price is subject to reduction under certain circumstances in the future as a result of issuances of common stock at prices below the initial conversion price. Series C Shares are redeemable by the holder for cash on the day that is three years from the date of closing.

         The Warrants expire five years from the closing of the private placement. The exercise price of each of the Warrants is $0.1255 per share.

         Concurrently with the consummation of the private placement, Castle Creek Technology Partners, LLC ("Castle Creek") has agreed to amend or waive certain rights to which it would otherwise be entitled pursuant to the April Agreement and the Exchange Agreement, as a result of the offering of the Series C Shares:

         First, Castle Creek agreed not to exercise its right of first refusal in connection with the Series C Share offering, however, Castle Creek did participate in the offering.

         Second, Castle Creek agreed to forego its anti-dilutive right to obtain additional shares of common stock or additional warrants to purchase common stock.

         Third, Castle Creek has also agreed to forego any reduction in the conversion price of the shares of Series B preferred stock of the Company that it holds (the "Series B Preferred Shares").

         Fourth, Castle Creek has agreed not to enforce its right to compel the Company to use twenty percent of the proceeds from the sale of securities to repurchase from it Series B Preferred Shares, although the Company did use $200,000 of the proceeds of the offering to repurchase 182 of such shares.

         Finally, Castle Creek has also agreed to forego its right to convert the Series B Preferred Shares for 180 days from the date of closing.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

         3.1 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on December 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2001)

        99.1 Press Release, dated December 12, 2001, regarding private financing. (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 7, 2001)

        99.2 Press Release, dated December 12, 2001, regarding private financing. (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 14, 2001)

         (b) Reports on Form 8-K. Current reports on form 8-K filed December 7 and December 14, 2001 (relating to the private placement of the Company's securities with various accredited investors).

       -------------------------------------------------------------------------

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 19, 2002


                                    VOXWARE, INC.
                                    (Registrant)


                                    By: /s/ Bathsheba J. Malsheen
                                        ----------------------------------------
                                        Bathsheba J. Malsheen, President and
                                        Chief Executive Officer



                                    By: /s/ Nicholas Narlis
                                        ----------------------------------------
                                        Nicholas Narlis, Senior Vice President,
                                        Chief Financial Officer, Treasurer and
                                        Secretary
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)