Form 10-Q/A
period 2001-12-31
VOXWARE INC
filed 2002-03-07
CIK 933454

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
----------

Item 1.  Consolidated Financial Statements

                          Voxware, Inc. and Subsidiary
                     Consolidated Statements of Operations
                                  (unaudited)

                                                                           Three Months Ended         Six Months Ended
                                                                               December 31,             December 31,
                                                                           2001         2000         2001          2000
                                                                        ---------    ----------   ----------     ---------
                                                                                (In thousands, except per share data)
Revenues:
  Product revenues:

       Product revenues.............................................    $   728      $    256     $      973      $   479
       License fees.................................................         --            12             41          250
       Royalties and recurring revenues.............................         82            86            171          146
                                                                        -------      --------     ----------      -------
               Total product revenues...............................        810           354          1,185          875
  Service revenues                                                          205           100            368          131
                                                                        -------      --------     ----------      -------
       Total revenues...............................................      1,015           454          1,553        1,006
                                                                        -------      --------     ----------      -------
Cost of revenues:
  Cost of product revenues..........................................        312           225            429          361
  Cost of service revenues..........................................         21            55            110           58
                                                                        -------      --------     ----------      -------
       Total cost of revenues.......................................        333           280            539          419
                                                                        -------      --------     ----------      -------
               Gross profit.........................................        682           174          1,014          587
                                                                        -------      --------     ----------      -------
Operating expenses:
  Research and development..........................................        327           671            797        1,343
  Sales and marketing...............................................        337           976            719        1,829
  General and administrative........................................        277           491          1,000        1,336
  Amortization of purchased intangibles.............................        325         1,025            650        2,050
                                                                        -------      --------     ----------      -------
       Total operating expenses.....................................      1,266         3,163          3,166        6,558
                                                                        -------      --------     ----------      -------
       Operating loss...............................................       (583)       (2,989)        (2,152)      (5,971)
Interest income/(expense)...........................................         (2)           67              3          146
Gain on write down of warrants to fair value........................         13           598             23          598
Gain on sale of tax loss carryforwards..............................         27           279             27          279
                                                                        -------      --------     ----------      -------
Net loss............................................................    $  (545)     $ (2,045)    $   (2,099)     $(4,948)
                                                                        =======      ========     ==========      =======
Accretion of preferred stock to redemption value....................    $  (190)     $   (200)    $     (319)     $  (289)
                                                                        =======      ========     ==========      =======
Beneficial conversion feature treated as a dividend.................    $   (14)     $     --     $     (341)     $(1,244)
                                                                        =======      ========     ==========      =======
Warrants issued to preferred stockholders treated as a dividend.....    $  (341)     $     --     $     (480)     $    --
                                                                        =======      ========     ==========      =======
Basic and diluted net loss applicable to common stockholders per
 common share.......................................................    $ (0.07)     $  (0.16)    $    (0.21)     $ (0.45)
                                                                        =======      ========     ==========      =======

Shares used in computing basic and diluted net loss applicable to
 common stockholders per common share...............................     16,457        14,296         15,684       14,296
                                                                        =======      ========     ==========      =======


       The accompanying notes are an integral part of these statements.

                         Voxware, Inc. and Subsidiary
                          Consolidated Balance Sheets


                                                                                   December 31,        June 30,
                                                                                      2001               2001
                                                                                  --------------      -------------
                                                                                   (unaudited)
                                                                            (In thousands, except share and per share data)
                                 ASSETS
Current assets:
      Cash and cash equivalents.........................................          $       721         $        561
      Short-term investments..........................................                     --                   17
      Accounts receivable, net .........................................                  456                  849
      Inventory, net ...................................................                  995                1,098
      Prepaid expenses and other current assets.........................                  122                  360
                                                                                  -----------         ------------
            Total current assets........................................                2,294                2,885
Property and equipment, net.............................................                  440                  584
Intangible assets, net..................................................                1,478                2,066
Other assets............................................................                  300                  278
                                                                                  -----------         ------------
                                                                                  $     4,512         $      5,813
                                                                                  ===========         ============
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
 STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued expenses.............................          $     1,439         $      1,743
      Deferred revenues.................................................                  483                  569
                                                                                  -----------         ------------
            Total current liabilities...................................                1,922                2,312
Commitments and contingencies
Warrants to purchase common stock.......................................                    5                   23
                                                                                  -----------         ------------
Series A mandatorily redeemable convertible preferred stock
 (liquidation value $0 and $3,811,140, respectively)....................                   --                3,193
                                                                                  -----------         ------------
Series B mandatorily redeemable convertible preferred stock
 (liquidation value $3,788,363 and $0, respectively)....................                2,019                   --
                                                                                  -----------         ------------
Series C mandatorily redeemable convertible preferred stock
 (liquidation value $1,775,296 and $0, respectively)....................                  856                   --
                                                                                  -----------         ------------

Stockholders' equity (deficit):
      Common stock, $.001 par value, 60,000,000 shares authorized;
            19,421,909 and 15,770,687 shares issued and outstanding at
           December 31, 2001 and June 30, 2001, respectively............                   19                   16
      Additional paid-in capital........................................               44,061               42,070
        Deferred compensation...........................................                   (1)                  (1)
      Accumulated deficit...............................................              (44,369)             (41,800)
                                                                                  -----------         ------------
            Total stockholders' equity (deficit)........................                 (290)                 285
                                                                                  -----------         ------------
                                                                                  $     4,512         $      5,813
                                                                                  ===========         ============


        The accompanying notes are an integral part of these statements.

                         Voxware, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                                                Six Months Ended December 31,
                                                                                              --------------------------------
                                                                                                  2001                2000
                                                                                              ------------         -----------
                                                                                                        (in thousands)
Operating Activities:
 Net loss.................................................................................      $   (2,099)          $  (4,948)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
 Depreciation and amortization............................................................             770               2,155
 Gain on sale of tax loss carryforwards...................................................             (27)               (279)
 Gain on write down of warrants to fair value.............................................             (18)               (598)
 Stock based compensation expense.........................................................              --                   1
 Changes in assets and liabilities:
    Accounts receivable...................................................................             393                 229
    Inventory.............................................................................             103                (221)
    Prepaid expenses and other current assets.............................................             238                 (27)
    Other assets, net.....................................................................             (22)                 10
    Accounts payable and accrued expenses.................................................            (304)                253
    Deferred revenues.....................................................................             (86)                (76)
    Deferred rent.........................................................................              --                (194)
                                                                                              ------------         -----------
          Net cash used in operating activities...........................................          (1,052)             (3,695)
                                                                                              ------------         -----------
Investing Activities:
    Purchases of short-term investments...................................................              --              (4,784)
    Sales and maturities of short-term investments........................................              17               6,511
    Purchases of property and equipment...................................................              --                (339)
    Proceeds form sale of tax loss carryforwards..........................................              27                 279
                                                                                              ------------         -----------
          Net cash provided by investing activities.......................................              44               1,667
                                                                                              ------------         -----------
Financing Activities:
    Issuance of short-term debt...........................................................              50                 ---
    Proceeds from exercises of warrants...................................................              97                 ---
    Proceeds from issuance of Series A convertible preferred stock and warrants,
         net of expenses..................................................................              --               3,660
    Proceeds from issuance of Series C convertible preferred stock and warrants,
         net of expenses..................................................................           1,466                 ---
    Payment of short-term debt............................................................             (50)                ---
    Retirement of Series B Preferred stock................................................            (395)                ---
                                                                                              ------------         -----------
          Net cash provided by financing activities.......................................           1,168               3,660
                                                                                              ------------         -----------
Increase in cash and cash equivalents.....................................................             160               1,632
Cash and cash equivalents, beginning of period............................................             561                 502
                                                                                              ------------         -----------
Cash and cash equivalents, end of period..................................................             721               2,134
Short-term investments, end of period.....................................................              --               1,008
Cash, cash equivalents and short-term investments,
                                                                                              ------------         -----------
 end of period............................................................................      $      721           $   3,142
                                                                                              ============         ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
          Unrealized gain on short-term investments......................................       $       --           $       6
                                                                                              ============         ===========
          Accretion of preferred stock to redemption value................................      $      319           $     289
                                                                                              ============         ===========
          Conversion of Series A preferred stock to common stock..........................      $       91           $     ---
                                                                                              ============         ===========
          Conversion of Series B preferred stock to common stock..........................      $      948           $     ---
                                                                                              ============         ===========
          Warrants issued to preferred stockholders treated as a dividend.................      $      480           $     ---
                                                                                              ============         ===========
          Exchange of Series A for Series B preferred stock, including $38,000 of
             acccretion to redemption value...............................................      $    3,231           $     ---
                                                                                              ============         ===========
          Warrant to acquire common stock issued for finders fee..........................      $       36           $      79
                                                                                              ============         ===========
          Intrinsic value of Beneficial Conversion feature................................      $      341                  --
                                                                                              ============         ===========
          Beneficial conversion feature treated as a dividend.............................      $       14                  --
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

2.   LOSS PER SHARE

          The Company has presented net loss per share, applicable to common stockholders, for the three and six months ended December 31, 2001 and 2000, pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Basic and diluted net loss applicable to common stockholders per share was computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the three and six months ended December 31, 2001 and 2000. As of December 31, 2001, stock options and warrants (10,020,129 outstanding as of December 31, 2001) have not been included in the diluted loss per common share calculation, since the impact is anti-dilutive due to the Company's losses.

                                                                           Three Months Ended          Six Months Ended
                                                                               December 31,                December 31,
                                                                          ------------------------------------------------
                                                                            2001         2000         2001         2000
                                                                          ---------    ---------   ----------    ---------
                                                                              (in thousands)            (in thousands)
Net loss............................................................      $    (545)   $  (2,045)  $   (2,099)   $  (4,948)
Accretion of preferred stock to redemption value....................           (190)        (200)        (319)        (289)
Beneficial conversion feature treated as a dividend.................            (14)         ---         (341)      (1,244)
Warrants issued to preferred stockholders
  treated as a dividend.............................................           (341)         ---         (480)         ---
                                                                          ---------    ---------   ----------    ---------
Net loss available to common shareholders...........................      $  (1,090)   $  (2,245)  $   (3,239)   $  (6,481)
                                                                          =========    =========   ==========    =========
Shares used in computing basic loss per
     common share...................................................         16,457       14,296       15,684      14,296
                                                                          =========    =========   ==========    =========
Basic share loss per common share...................................      $   (0.07)   $   (0.16)  $    (0.21)   $   (0.45)
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

          The following reconciles net loss to comprehensive loss for the three and six month periods ended December 31, 2001 and 2000:


                                                               Three Months Ended                    Six Months Ended
                                                                   December 31,                         December 31,
                                                           --------------------------------------------------------------
                                                              2001            2000                2001             2000
                                                              ----            ----                ----             ----
                                                                 (in thousands)                       (in thousands)
     Net loss.....................................         $     (545)     $   (2,045)        $    (2,099)      $  (4,948)
     Other comprehensive income:
      Unrealized gain on available-for-sale
       securities.................................                 --               6                  --               6
                                                           ----------      ----------         -----------       ---------
     Comprehensive loss...........................         $     (545)     $   (2,039)        $    (2,099)      $  (4,942)
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

          The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and warrants sold to Castle Creek based on the relative fair value of each instrument. The fair value of the Series A Preferred was determined based on a discounted cash flow analysis and the fair value of the warrants was determined based on the Black-Sholes option-pricing model. As a result the Company initially allocated approximately $2,774,000 and $807,000 to the Series A Preferred and warrants, respectively. After considering the allocation of the proceeds to the Series A Preferred and warrants, the Company determined that the Series A Preferred contained a beneficial conversion feature
     (BCF). The Company recorded the BCF in the amount of approximately $1,244,000, in a manner similar to a dividend during the quarter ended September 30, 2000. The warrants have been classified as a liability in the accompanying consolidated balance sheet because the warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of December 31, 2001, the outstanding warrants were adjusted to the fair value of the warrants based upon the closing stock price as of that date. As a result, the Company adjusted the warrants to $5,000, representing the fair market value as of December 31, 2001, using the Black-Sholes option-pricing model and recorded a gain on the write down of warrants to fair value of $13,000 and $598,000 for the three and six months ended December 31, 2001 and December 31, 2000, respectively.


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

          The Company has accreted the Series A Preferred and is accreting Series B Preferred to their redemption values using the effective interest method through the redemption period of 30 months. Accordingly, the Company recorded $131,000 and $260,000 of accretion during the three and six months ended December 31, 2001 and 2000, respectively.


          In addition, pursuant to the terms of the August 2000 Series A Preferred transaction, any reset of the conversion price is treated as a dividend to the holder of the Series A Preferred. Since the conversion price adjustment was part of the August 2000 transaction, a contingent BCF existed at the August 15, 2000 commitment date. The contingent BCF was recorded upon resetting the conversion price to $0.34 on April 19, 2001. At this date, the dividend is recorded as the greater of the contingent BCF measured as of the commitment date or the actual resulting BCF.

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

       The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series C Preferred and warrants sold to investors based on the relative fair value of each instrument. The fair value of the Series C Preferred was determined based on a discounted cash flow analysis and the fair value of the warrants was determined based on the Black-Scholes option-pricing model. As a result, the Company allocated approximately $1,125,000 and $341,000 to the Series C Preferred and warrants, respectively. The warrants have been classified as additional paid-in capital in the accompanying consolidated balance sheet.

       The Company is accreting the Series C Preferred to their redemption value using the effective interest method through the redemption period of 36 months. Accordingly, the Company recorded $59,000 of accretion during the quarter ended December 31, 2001.

       The Series C Preferred are convertible into shares of common stock on the date of issuance. After considering the allocation of the proceeds to the Series C Preferred and warrants, the Company determined that the Series C Preferred contained a beneficial conversion feature. The Company recorded the beneficial conversion feature as a reduction of the Series C and an increase to additional paid-in capital in the amount of approximately $341,000. In accordance with Emerging Issues Task Force 00-27, the BCF is being amortized over the redemption period of 36 months using the effective interest method, and is being recorded in a manner similar to a dividend during the quarter ended December 31, 2001. As a result, the Company recorded approximately $14,000 as a BCF treated as a dividend during the quarter ended December 31, 2001.

       On December 12-17, 2001, the Company used certain proceeds from the Series C transaction to repurchase and retire 273 Shares of Series B for approximately $302,000.


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

       Business segment information for the three and six months ended December 31, 2001 and 2000 is included in the table below. Costs associated with corporate and administrative overhead expenses are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition, and the amortization of those assets, are included in the industrial voice-based products segment.

   Three Months Ended December 31:


                                          Speech
                           Voice-Based    Compression
                           Product        Technologies
                           Segment        Segment            Total
                           ------------   ------------       -----
                             2001           2001              2001
                             ----           ----              ----
   Revenue                    453             85               538
   Loss from Operations    (1,277)          (291)            (1553)
   Depreciation and
     amortization             327             89               416
   Identifiable assets      3,142          1,591             4,733

                             2000           2000              2000
                             ----           ----              ----
   Revenue                    240            312               552
   Loss from Operations    (2,669)          (244)           (2,982)
   Depreciation and
     amortization           1,044             32             1,076
   Identifiable assets     12,114          6,295            18,409

Six Months Ended December 31:


                                                                                     Speech
                                                 Voice-Based                      Compression
                                                   Products                       Technologies
                                                   Segment                          Segment                     Total
                                           ------------------------        ------------------------       -----------------
                                                    2001                             2001                       2001
                                           ------------------------        ------------------------       -----------------
       Revenues                              $           1,341               $            212               $        1,553
       Loss from operations                  $          (2,093)              $             (6)              $       (2,099)
       Depreciation and amortization         $             705               $             65               $          770
       Identifiable assets                   $           1,861               $          2,651               $        4,512

                                                                                                                Total
                                                                                                          -----------------
                                                    2000                             2000                       2000
                                           ------------------------        ------------------------       -----------------
       Revenues                              $             556               $            450               $        1,006
       Loss from operations                  $          (5,414)              $           (411)              $       (5,825)
       Depreciation and amortization         $           2,089               $             66               $        2,155
       Identifiable assets                   $          11,085               $          4,465               $       15,550



8. SUBSEQUENT EVENTS

       On February 7, 2002, Castle Creek exercised 100,000 remedy warrants. This exercise resulted in gross proceeds of $1,000. After this transaction, there were 108,656 remedy warrants outstanding.

       On February 8, 2002, Castle Creek exercised a warrant to purchase 714,000 shares of common stock in connection with the April 19, 2001 Securities Purchase Agreement. The exercise price was $0.13 per share resulting in cash proceeds of $92,820. Simultaneously, the Company applied the proceeds received to retire 84 shares of Series B Preferred. As of February 15, 2002, there was a warrant to purchase the remaining 714,000 shares of common stock under the April 19, 2001 Securities Purchase Agreement.


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

  Cost of Revenues

  Cost of revenues increased $53,000 to $333,000 for the three months ended December 31, 2001 compared to $280,000 for the three months ended December 31, 2000. The increase in cost of revenues was attributable to an increase in cost of product revenues and an increase in cost of service revenues, reflecting materials, labor and overhead costs associated with the implementation of VoiceLogistics. Cost of revenues increased $120,000 to $539,000 for the six months ended December 31, 2001 compared to $419,000 for the six months ended December 31, 2000 as a result of the increase in product sales for the six months ended December 31, 2001, as compared to the six months ended December 31, 2000. Improved profit margins for the three and six months ended December 31, 2001 compared to December 31, 2000, are a result of current accruals for anticipated losses on pilot and related contracts.


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

  Amortization of purchased intangibles totaled $325,000 and $1,025,000, respectively, for the three month periods ended December 31, 2001 and 2000, respectively. For the six months ended December 31, 2001 and 2000, amortization totaled $650,000 and $2,050,000, respectively. The amortization is attributable to the acquisition of Verbex. The intangibles for the Verbex acquisition are being amortized over a four year period. The intangibles relating to the InRoad transaction were written off as of June 30, 2001.


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

  Income Taxes

  As of December 31, 2001, we had approximately $31,670,000 of federal net operating loss carryforwards, which will begin to expire in 2009 if not utilized. As of December 31, 2001, a full valuation allowance on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily because of the uncertainty regarding realization of the deferred asset, and as a result of the operating losses incurred to date.


  Gain on Write Down of Warrants to Fair Value

  On August 15, 2000, the Company completed a private placement of Series A Preferred stock and warrants to investors. The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Preferred stock and warrants sold to investors based on the relative fair value of each instrument. The fair values of the warrants were determined based on the Black-Sholes option-pricing model. As a result, the Company allocated approximately $807,000 to the warrants as of the commitment dates (see Note 6 to the Consolidated Financial Statements). The warrants are classified as a liability in the accompanying consolidated balance sheet because the warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of December 31, 2001, the outstanding warrants were adjusted to the fair value of the warrants based upon the closing stock price as of that date. As a result, the Company adjusted the warrants to $4,500, representing the fair market value as of December 31, 2001, using the Black-Sholes option-pricing model and recorded a gain on the write down of warrants to fair value of $13,000 and $23,000 for the three and six months ended December 31, 2001 and 2000, respectively.


  Gain on Sale of Tax Loss Carryforwards and Research and Development Credits

  During 1999, the State of New Jersey passed legislation which allows New Jersey technology companies to apply for the transfer or sale of unused New Jersey state net operating losses and research and development tax credits for cash. Profitable companies can buy these losses and credits at a discount, thereby reducing their state tax obligation. Voxware applied to the State of New Jersey to sell up to approximately $1,803,014 of its net operating loss carryforwards and $102,000 of state research and development tax credits. Voxware received a determination letter from the State of New Jersey to sell $33,277 of its New Jersey State research and development credits which, upon the sale provided Voxware $27,000 in cash as of December 31, 2001. As of December 31, 2001 and 2000, the Company sold $0 and $7,480,000 respectively, of its New Jersey State net operating losses, which upon sale provided Voxware $0 and $279,000 respectively, in cash.

  Liquidity and Capital Resources

  As of December 31, 2001, the Company had a total of $721,000 in cash and cash equivalents. Our cash and cash equivalents are liquid and investment grade, consisting of high-grade money-market funds. Since inception, we have primarily financed our operations through the sale of equity securities.

  For the six months ended December 31, 2001, cash used in operating activities totaled $1,052,000. Net loss for the period totaled $2,099,000, which was comprised of: loss from operations totaling $2,152,000, offset by $23,000 gain on write down of warrants to fair value, and a gain on the sale of tax carryforwards of $27,000, amortization totaling $650,000 and changes in operating assets and liabilities. For the six months ended December 31, 2000, cash used to fund operations totaled $3,695,000. Cash used to fund operations was primarily attributable to the net operating loss of $4,948,000.


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

  On December 12, 2001 and February 1, 2002, the Company completed a private placement of Series C Preferred Stock and common stock warrants to various accredited investors. In total, the Company issued 1,865 shares of Series C Preferred Stock, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $1,466,000, net of transaction costs, for the quarter ending December 31, 2001.


  We had a $2,000,000 revolving line of credit with Silicon Valley Bank, which expired on May 9, 2001. As amended on May 9, 2000, the credit facility required Voxware to secure all indebtedness with cash held at the bank's offices in an amount not less than 100% of the outstanding amount of all indebtedness we owed to the bank. The Company is currently exploring other viable financing options.

  We have no material commitments for capital expenditures except for those under operating leases for our facilities and leased equipment. At December 31, 2001, our working capital totaled approximately $372,000. Management believes that unless the Company is able to secure additional financing, its cash and cash equivalents and short-term investments will not be adequate to meet the Company's cash requirements over the next twelve months. The Company's independent public auditors included a going concern modification in their audit report for the year ended June 30, 2001. The Company has been advised by its independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending June 30, 2002, their auditors' report on those financial statements will be modified for that contingency.


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

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         On December 12, 2001, the Company completed a $1,765,000 private placement of Series C Preferred and common stock warrants (the "Warrants") to various accredited investor in connection with this private placement and an additional $100,000 in February 2002. In total, the Company issued 1,865 shares (the "Series C Shares") of Series C Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $1,466,000, net of transaction costs. The Company also issued the investors Warrants to purchase an aggregate of 5,944,219 shares of its common stock. The Series C Shares and the Warrants were sold in units at a price of $1,000 per unit. The Company used $302,000 of the proceeds of such private placement to repurchase 273 shares of the Company's Series B Preferred Stock from Castle Creek. The balance of the proceeds was used by the Company for general corporate administration and overhead expenses, repayment of debt, sales and marketing initiatives, and research and development activities.


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

         Fourth, Castle Creek has agreed not to enforce its right to compel the Company to use twenty percent of the proceeds from the sale of securities to repurchase from it Series B Preferred Shares, although the Company did use $302,000 of the proceeds of the offering to repurchase 273 of such shares.

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