Form 10-Q
period 2002-03-31
VOXWARE INC
filed 2002-05-15
CIK 933454

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002
                                                              --------------

[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from
                                                            ----------------

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

YES   X   NO___
    -----




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Shares Outstanding at May 10, 2002
------------------------------------------    ----------------------------------
Common Stock, $.001 par value                             21,261,360


--------------------------------------------------------------------------------

                                  VOXWARE, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------
  Item 1.   Consolidated Financial Statements (unaudited)               Page No.
                                                                        -------

              Consolidated Statements of Operations
                Three and Nine Months Ended March 31, 2002 and 2001....... 3

              Consolidated Balance Sheets
                March 31, 2002 and June 30, 2001.......................... 4

              Consolidated Statements of Cash Flows
                Nine Months Ended March 31, 2002 and 2001................. 5

              Notes to Consolidated Financial Statements.................. 6

  Item 2.   Management's Discussion and Analysis of Results of Operations
                 and Financial Condition................................. 12

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk    19



PART II - OTHER INFORMATION
---------------------------
      Item 1.   Legal Proceedings.......................................  20

      Item 2.   Changes in Securities and Use of Proceeds...............  20

      Item 3.   Defaults Upon Senior Securities.........................  20

      Item 4.   Submission of Matters to A Vote of Security Holders.....  21

      Item 5.   Other Information.......................................  21

      Item 6.   Exhibits and Reports on Form 8-K........................  21



SIGNATURES..............................................................  22
----------

Item 1.  Consolidated Financial Statements

                          Voxware, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                   (unaudited)

                                                                  Three Months Ended         Nine Months Ended
                                                                       March 31,                    March 31,
                                                                   2002        2001         2002           2001
                                                                ---------    --------     -------      --------
                                                                        (In thousands, except per share data)
Revenues:
  Product revenues:
       Product revenues.......................................    $1,032     $ 160      $ 2,005        $  639
       License fees...........................................       300        64          341           314
       Royalties and recurring revenues.......................        15        41          185           187
                                                                ---------    --------     -------      --------
            Total product revenues............................     1,347       265        2,531         1,140
  Service revenues............................................       153        35          272           166
  Professional service revenues...............................        25        --          274            --
                                                                ---------    --------     -------      --------
            Total revenues....................................     1,525       300        3,077         1,306
                                                                ---------    --------     -------      --------
Cost of revenues:
  Cost of product revenues....................................       985       142        1,414           503
  Cost of service revenues....................................       146        10          256            68
                                                                ---------    --------     -------      --------
       Total cost of revenues ................................     1,131       152        1,670           571
                                                                ---------    --------     -------      --------
            Gross profit......................................       394       148        1,407           735
                                                                ---------    --------     -------      --------
Operating expenses:
  Research and development....................................       385       908        1,182         2,251
  Sales and marketing.........................................       286       948        1,005         2,777
  General and administrative..................................       495       880        1,495         2,216
  Amortization of purchased intangibles.......................       324      1,025         973         3,075
                                                                ---------    --------     -------      --------
       Total operating expenses...............................     1,490      3,761       4,655        10,319
                                                                ---------    --------     -------      --------
       Operating loss ........................................    (1,096)    (3,613)     (3,248)       (9,584)
Interest income...............................................         5         71           8           217
Gain on write down of warrants to fair value..................        --        132          23           730
Gain on sale of tax loss carryforwards........................        --         --          27           279
Gain on sale of assets........................................        --        750          --           750
                                                                ---------    --------     -------      --------
Net loss......................................................   $(1,091)    $(2,660)    $(3,190)     $(7,608)
                                                                =========    ========     =======      ========
Accretion of preferred stock to redemption value.............    $  (304)    $  (192)    $  (623)     $  (481)
                                                                =========    ========     =======      ========
Beneficial conversion feature treated as a dividend..........    $    (8)    $   --      $  (349)     $(1,244)
                                                                =========    ========     =======      ========
Warrants issued to preferred stockholders treated as a
  dividend...................................................    $    --     $   --      $  (480)     $    --
                                                                =========    ========     =======      ========
Basic and diluted net loss applicable to common stockholders
  per common share...........................................    $ (0.08)    $  (0.20)   $ (0.27)     $  (0.65)
                                                                =========    ========     =======      ========
Shares used in computing basic and diluted net loss
  applicable to common stockholders per
  common share...............................................     16,965       14,296      16,965        14,296
                                                                =========     ========    =======      ========


        The accompanying notes are an integral part of these statements.

                          Voxware, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                              March 31,            June 30,
                                                                                2002                 2001
                                                                           ----------------     ---------------
                                                                              (unaudited)
                                                                      (In thousands, except share and per share data)
                                  ASSETS

Current assets:
     Cash and cash equivalents.............................................$       79           $       561
     Short-term investments................................................       --                     17
     Accounts receivable, net..............................................     1,069                   849
     Inventory, net........................................................       749                 1,098
     Prepaid expenses and other current assets.............................        98                   360
                                                                           ----------------     ---------------
          Total current assets.............................................     1,995                 2,885
Property and equipment, net................................................       353                   584
Intangible assets, net.....................................................     1,214                 2,066
Other assets...............................................................       211                   278
                                                                           ----------------     ---------------
                                                                           $    3,773           $     5,813
                                                                           ================     ===============

       LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses.................................$    1,625           $     1,743
     Deferred revenues.....................................................       548                   569
                                                                           ----------------     ---------------
          Total current liabilities........................................     2,173                 2,312
Warrants to purchase common stock..........................................         5                    23
                                                                           ----------------     ---------------
Series A mandatorily redeemable convertible preferred stock
  (liquidation value $0 and $3,811,140, respectively)......................       --                  3,193
                                                                           ----------------     ---------------
Series B mandatorily redeemable convertible preferred stock
 (liquidation value $3,014,177 and $0, respectively).......................     2,057                   --
                                                                           ----------------     ---------------
Series C mandatorily redeemable convertible preferred stock
 (liquidation value $1,779,414 and $0, respectively).......................     1,128                   --
                                                                           ----------------     ---------------

Commitments and contingencies
Stockholders' equity (deficit):

     Common stock, $.001 par value, 60,000,000 shares authorized;
     20,547,360 and 15,770,687 shares issued and outstanding at
     March 31, 2002 and June 30, 2001, respectively........................        20                    16
     Additional paid-in capital............................................    44,196                42,070
     Deferred compensation.................................................       --                     (1)
     Accumulated deficit...................................................   (45,806)              (41,800)
                                                                           ----------------     ---------------
          Total stockholders' equity (deficit).............................    (1,590)                  285
                                                                           ----------------     ---------------
                                                                           $    3,773           $     5,813
                                                                           ================     ===============

        The accompanying notes are an integral part of these statements.

                          Voxware, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                          Nine Months Ended March 31,
                                                                    ---------------------------------------
                                                                           2002                  2001
                                                                    -------------------    ----------------
                                                                                 (in thousands)
Operating Activities:
   Net loss.........................................................$           (3,190)    $        (7,608)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization....................................             1,204               3,309
   Gain on sale of tax loss carryforwards...........................               (27)               (279)
   Gain on write down of warrants to fair value.....................               (23)               (730)
   Stock based compensation expense.................................                 1                   1
   Changes in assets and liabilities:
     Accounts receivable............................................              (220)                  9
     Inventory......................................................               349                (329)
     Prepaid expenses and other current assets......................               262                  38
     Other assets, net..............................................                67                  13
     Accounts payable and accrued expenses..........................              (118)                596
     Deferred revenues..............................................               (21)                293
     Deferred rent..................................................               --                 (194)
                                                                    -------------------    ----------------
        Net cash used in operating activities.......................            (1,716)             (5,631)
                                                                    -------------------    ----------------
Investing Activities:
   Sales and maturities of short-term investments...................               --                2,235
   Purchases of property and equipment..............................                17                (436)
   Proceeds from sale of tax loss carryforwards.....................                27                 279
   Proceeds from sale of assets.....................................               --                  750
                                                                    -------------------    ----------------
        Net cash provided by investing activities...................                44               2,828
                                                                    -------------------    ----------------
Financing Activities:
   Issuance of short-term debt......................................                50                 --
   Proceeds from exercises of warrants..............................                97                 --
   Proceeds from issuance of Series A
     convertible preferred stock and warrants,
     net of expenses................................................              --                 3,660
   Proceeds from issuance of Series C
     convertible preferred stock and warrants,
     net of expenses................................................             1,572                 --
   Payment of short-term debt.......................................               (50)                --
   Retirement of Series B Preferred stock...........................              (479)                --
                                                                    -------------------    ----------------
        Net cash provided by financing activities...................             1,190               3,660
                                                                    -------------------    ----------------
Increase (decrease) in cash and cash equivalents....................              (482)                857
Cash and cash equivalents, beginning of period......................               561                 502
                                                                    -------------------    ----------------
Cash and cash equivalents, end of period............................                79               1,359
Short-term investments, end of period...............................               --                  508
                                                                    -------------------    ----------------
Cash, cash equivalents and
   short-term investments, end of period............................$               79     $         1,867
                                                                    ===================    ================
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

        Unrealized loss on short-term investments...................$             --       $            (5)
                                                                    ===================    ================
        Accretion of preferred stock to redemption value............$              623     $           481
                                                                    ===================    ================
        Conversion of Series A preferred stock
         to common stock............................................$               91                 --
                                                                    ===================    ================
        Conversion of Series B preferred stock
         to common stock........................................... $              920     $           --
                                                                    ===================    ================
        Conversion of Series C preferred stock
         to common stock............................................$               25     $           --
                                                                    ===================    ================
        Warrants issued to preferred stockholders
         treated as a dividend......................................$              480     $           --
                                                                    ===================    ================
        Exchange of Series A for Series B preferred stock,
         including $38 of accretion to redemption value ............$            3,231     $           --
                                                                    ===================    ================
        Warrant to acquire common stock issued
         for finders fee............................................$               36     $            79
                                                                    ===================    ================
        Beneficial conversion feature treated
         as a dividend..............................................$              349     $         1,244
                                                                    ===================    ================

        The accompanying notes are an integral part of these statements.

                                  Voxware, Inc.

                   Notes To Consolidated Financial Statements

1.     BASIS OF PRESENTATION

              The consolidated financial statements for Voxware, Inc. and its wholly-owned subsidiary, Verbex Acquisition Corporation ("Voxware" or the "Company"), as of March 31, 2002, and for the three month and nine month periods ended March 31, 2002 and 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on October 15, 2001, and the amendments to the Annual Report on Form 10-K/A which were filed on October 16, 2001 and January 17, 2002, respectively.

              The results of operations for the interim periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002 or any other future periods. The Company has incurred significant operating losses during the three months and nine months ended March 31, 2002. Management believes that unless the Company is able to secure additional financing, its cash and cash equivalents and short-term investments will not be adequate to meet the Company's cash requirements over the next twelve months. The Company's independent public accountants included a going concern modification in their audit report for the year ended June 30, 2001, which was filed in the Company's Annual Report on Form 10-K/A. The Company has been advised by its independent public accountants that, if this uncertainty has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending June 30, 2002, their auditors' report on those financial statements will again be modified for that uncertainty.

2.     LOSS PER SHARE

              The Company has presented net loss per share, applicable to common stockholders, for the three and nine months ended March 31, 2002 and 2001, pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Basic and diluted net loss applicable to common stockholders per share was computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the three and nine months ended March 31, 2002 and 2001. As of March 31, 2002, stock options and warrants (3,476,163 and 7,554,663 outstanding as of March 31, 2002) have not been included in the diluted loss per common share calculation, since the impact is anti-dilutive due to the Company's losses.

                                                                   Three Months Ended          Nine Months Ended
                                                                       March 31,                   March 31,

                                                              ------------------------- ------------------------------
                                                                    2002         2001        2002           2001
                                                                    ----         ----        ----           ----
                                                                 (in thousands, except       (in thousands, except
                                                                    per share data)             per share data)


       Net loss............................................... $(1,096)      $(2,660)       $(3,190)       $(7,608)

       Accretion of preferred stock to redemption value.......    (304)         (192)          (623)          (481)

       Beneficial conversion feature treated as a dividend....      (8)         ---            (349)        (1,244)

       Warrants issued to preferred stockholders, treated
          as a dividend.......................................                  ---            (480)          ---
                                                              ---------    -----------    ----------      ------------

       Net loss available to common shareholders..............  (1,408)      $(2,852)      $ (4,642)       $(9,333)
                                                              =========    ===========    ==========      ============

       Shares used in computing basic loss per
          common share.......................................   16,965        14,296         16,965         14,296
                                                              =========    ===========    ==========      ============

       Basic share loss per common share.....................   $(0.08)      $ (0.20)      $  (0.27)       $ (0.65)
                                                              =========    ===========    ==========      ============



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

              In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting continuing operations or in discontinued operations. SFAS No. 144, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," is effective for fiscal years beginning after December 15, 2001. The Company does not believe the impact of the adoption of SFAS No. 144, which is effective for the Company as of July 1, 2002, will be significant to the balance sheet or statement of operations.

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

              The following reconciles net loss to comprehensive loss for the three and nine month periods ended March 31, 2002 and 2001:

                                                      Three Months Ended               Nine Months Ended
                                                          March 31,                        March 31,
                                                 ----------------------------- ----------------------------------
                                                     2002           2001             2002             2001
                                                     ----           ----             ----             ----
                                                        (in thousands)                  (in thousands)
       Net loss..................................   $  (1,096)     $  (2,660)        $  (3,190)      $   (7,608)
       Other comprehensive income:
         Unrealized loss on
             available-for-sale securities.......          --            (6)                --              (3)
                                                 -------------- -------------- ----------------- ----------------
       Comprehensive loss........................   $  (1,096)     $  (2,666)        $  (3,190)      $   (7,611)
                                                 -------------- -------------- ----------------- ----------------


6. SERIES A, SERIES B AND SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK

                  The Company has authorized 10,000,000 shares of Preferred Stock with a $0.001 par value per share. On August 29, 2001, all of the outstanding shares of Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred") were exchanged for Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred"). The Company also issued Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C Preferred") in December 2001 and February 2002. The Series B Preferred and Series C Preferred shares have a stated value of $1,000 per share. As of March 31, 2002, 2,883 shares of Series B Preferred and 1,840 shares of Series C Preferred were issued and outstanding.

                 On August 15, 2000 the Company completed a $4,000,000 private placement of Series A Preferred and a warrant (the "Warrant") to purchase common stock Castle Creek Technology Partners, LLC ("Castle Creek"). The Company sold 4,000 shares of Series A Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $3,660,000, net of cash transaction costs. The Company is obligated to redeem the Series A Preferred 30 months from the closing. The Series A Preferred has a 7% dividend payable in cash or equity, at the election of the holder, and is convertible into Voxware common stock at an initial conversion price of $3.025 per share, subject to adjustment, as defined. In addition, Castle Creek received a Warrant to purchase 727,273 shares of common stock at an initial exercise price of approximately $3.44 per share, subject to adjustment set forth in the Warrant. The Company has the right to require conversion of the Series A Preferred, and to redeem the Warrant, if its common stock reaches certain price levels over a specified period of time. The preferred stockholders have certain registration rights, as defined.

                 The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and Warrant sold to Castle Creek based on the relative fair value of each instrument. The fair value of the Series A Preferred was determined based on a discounted cash flow analysis and the fair value of the Warrant was determined based on the Black-Sholes option-pricing model. As a result, the Company initially allocated approximately $2,774,000 and $807,000 to the Series A Preferred and Warrant, respectively. After considering the allocation of the proceeds to the Series A Preferred and Warrant, the Company determined that the Series A Preferred contained a beneficial conversion feature
       (BCF). The Company recorded the BCF in the amount of approximately $1,244,000, in a manner similar to a dividend during the quarter ended September 30, 2000. The Warrant has been classified as a liability in the accompanying consolidated balance sheet because the Warrant gives the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of March 31, 2002, the outstanding Warrant was adjusted to the fair value of the Warrant based upon the closing stock price as of that date. As a result, the Company adjusted the Warrant to $5,000, representing the fair market value as of March 31, 2002, using the Black-Sholes option-pricing model and recorded a gain on the write down of the Warrant to fair value of zero and $23,000 for the three and nine months ended March 31, 2002, respectively.

              The Series B Preferred are convertible into shares of common stock on the date of issuance.

              On April 19, 2001, the Company consummated a private placement of shares of common stock and a common stock warrant to Castle Creek pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the private placement, the Company sold 714,000 shares (the "Common Shares") of common stock and a warrant to purchase an additional 2,142,000 shares of its common stock (the "Purchase Warrant"). The Common Shares were sold at a price of $.34 per share. The exercise price of the Purchase Warrant is $1.25 per share in the case of an optional exercise by Castle Creek, or 80% of the then market value (as defined in the Purchase Warrant) of the common stock in the case of a mandatory exercise required by the Company. Net proceeds to the Company from the private placement were approximately $276,000. Pursuant to the terms of the Purchase Agreement, the Company used $48,200 of such proceeds to repurchase 46 shares of the Company's Series A Preferred from Castle Creek. The balance of the proceeds was used by the Company for general working capital purposes.

              On August 29, 2001 the Company issued 708,656 remedy warrants to Castle Creek. These remedy warrants allow Castle Creek to purchase shares of common stock at $0.01 per share and expire on August 28, 2011. Using the Black-Scholes option-pricing model, the Company determined the fair value of the remedy warrants to be $139,000. The Company recorded the issuance of the remedy warrants as a Preferred Stock dividend during the quarter ended September 30, 2001. Through March 21, 2002, Castle Creek exercised 708,656 of the remedy warrants, resulting in gross proceeds of $7,087.

              In August of 2001, the Company exchanged its Series A Preferred for shares of Series B Preferred. As the term, rights and preferences of the Series B are substantially similar to those of the Series A, the Company recorded the exchange based upon the carrying value of the Series A Preferred.

              The Company has accreted the Series A Preferred and is accreting Series B Preferred to their redemption values using the effective interest method through the redemption period of 30 months. Accordingly, the Company recorded $130,000 and $449,000 of accretion during the three and nine months ended March 31, 2002, respectively.

              In addition, pursuant to the terms of the August 2000 Series A Preferred transaction, any reset of the conversion price is treated as a dividend to the holder of the Series A Preferred. Since the conversion price adjustment was part of the August 2000 transaction, a contingent BCF existed at the August 15, 2000 commitment date. The contingent BCF was recorded upon resetting the conversion price to $0.34 on April 19, 2001 and the dividend was recorded.

              In August 2000, the contingent BCF was measured at zero. As a result, the dividend was calculated based on the difference between the reduced conversion price ($0.34) and the fair value of the common stock issuable upon conversion of the Series A Preferred as of April 19, 2001. The charge for the BCF is limited to the carrying value of the Series A Preferred after the initial allocation of the cash proceeds received from the Series A Preferred and the Warrant. At April 19, 2001, the Company recorded a $1,669,000 dividend charge for the contingent BCF. Through August 31, 2001, the Series A holders converted 319 shares of Series A Preferred into 1,043,003 shares of common stock at an exercise price of $0.34. Through March 31, 2002, Castle Creek elected to convert shares of Series B Preferred into shares of common stock as follows:

                                                          Shares
                                        -------------------------------------
                      Date                Series B Preferred          Common
                                        ---------------------     -----------
                November 8, 2001               40                  271,826
                November 19, 2001              50                  340,208
                November 26, 2001              40                  272,653

                     November 29, 2001          75               511,497
                     December 11, 2001         106               724,462
                                          -----------        ------------
                                               311             2,120,646


              For all transactions through March 2002, each share of Series A or Series B Preferred, plus the applicable dividend, converted into a number of common shares at conversion prices ranging from $0.16 per share to $0.34 per share. At the August 2001 conversion, the conversion price was re-adjusted to the average of the five lowest closing bid prices during the last ten days before the conversion ($0.19). The conversion price was again re-adjusted to $0.16 in accordance with the August 2000 agreement. Per the August 2000 agreement, any reset of the conversion price would result in a BCF limited as defined above. As the limit was reached on the April 2001 BCF, no BCF was recorded in conjunction with the August 2001 or October 2001 resets.

              On December 12, 2001, the Company completed a $1,765,000 private placement of Series C Preferred and common stock warrants to purchase 5,944,219 shares of common stock to various accredited investors. On February 1, 2002, the Company also received $100,000 in cash from an additional accredited investor in connection with this private placement. In total, the Company issued 1,865 shares of Series C Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $1,572,000, net of transaction costs. In addition to the cash transaction costs, the Company issued warrants to investment advisors as finder's fees to acquire 458,165 shares of common stock as of March 31, 2002. The exercise price for the warrants issued as finder's fees is $0.1255 per share, and the warrants expire in five years. Using the Black-Scholes option-pricing model, the Company determined the fair value of the warrants to be $350,000. The Company is obligated to redeem the Series C Preferred 36 months from the closing. The Series C Preferred have a 7% dividend payable in cash or equity, at the election of Voxware, and are convertible into Voxware common stock at an initial conversion price of $0.1255 per share, subject to adjustment, as defined in the transaction documents. In addition, the investors have received warrants to purchase 5,944,219 shares of common stock at an exercise price of $0.1255 per share and expire five years from the date of closing. The Series C Preferred stockholders have certain registration rights, as defined in the transaction agreements.

              The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series C Preferred and the additional purchase warrants sold to investors based on the relative fair value of each instrument. The fair value of the Series C Preferred was determined based on a discounted cash flow analysis and the fair value of the additional purchase warrants was determined based on the Black-Scholes option-pricing model. As a result, the Company allocated approximately $1,220,000 and $350,000 to the Series C Preferred and the additional purchase warrants, respectively. The warrants have been classified as additional paid-in capital in the accompanying consolidated balance sheet.

              The Company is accreting the Series C Preferred to their redemption value using the effective interest method through the redemption period of 36 months. Accordingly, the Company recorded $174,000 of accretion during the quarter ended March 31, 2002.

              The Series C Preferred are convertible into shares of common stock on the date of issuance. After considering the allocation of the proceeds to the Series C Preferred and the additional purchase warrants, the Company determined that the Series C Preferred contained a BCF. The Company recorded the BCF as a reduction of the Series C and an increase to additional paid-in capital in the amount of approximately $350,000. In accordance with Emerging Issues Task Force 00-27, the BCF is being amortized over the redemption period of 36 months using the effective interest method, and is being recorded in a manner similar to a dividend during the quarter ended March 31, 2002. As a result, the Company recorded approximately $14,000 as a BCF treated as a dividend during the nine months ended March 31, 2002.

             On February 7, 2002 and March 12, 2002, Castle Creek exercised 100,000 and 108,656, respectivley of rememdy warrants. These exercises resulted in gross proceeds of $2,087. As of March 31, 2002, there were no remedy warrnats outstanding.

       On February 8, 2002, Castle Creek exercised a purchase warrant to purchase 714,000 shares of common stock in connection with the April 19, 2001 Securities Purchase Agreement. The exercise price was $0.13 per share, resulting in cash proceeds of $92,820. Simultaneously, the Company applied the proceeds received to retire 84 shares of Series B Preferred. As of March 31, 2002, there was an additional purchase warrant to purchase the remaining 714,000 shares of common stock under the April 19, 2001 Securities Purchase Agreement.

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

              Business segment information for the three and nine months ended March 31, 2002 and 2001 is included in the table below. Costs associated with corporate and administrative overhead expenses are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition, and the amortization of those assets, are included in the industrial voice-based products segment.

       Three Months Ended March 31:


                                                                                Speech
                                                      Voice-Based             Compression
                                                       Products               Technologies
                                                        Segment                 Segment                Total
                                                  ------------------       ------------------     ----------------
                                                         2002                    2002                   2002
                                                  ------------------       ------------------     ----------------
              Revenue                             $     1,433              $       92              $   1,525
              Loss from operations                $       (60)             $   (1,056)             $  (1,096)
              Depreciation and amortization       $       466              $       32              $     498
              Identifiable assets                 $       938              $    2,835              $   3,773


                                                                                                       Total
                                                  ------------------       ------------------     ----------------
                                                         2001                    2001                   2001
                                                  ------------------       ------------------     ----------------
              Revenue                             $       245              $       55              $     300
              Loss from operations                $    (1,822)             $   (1,791)             $   3,613)
              Depreciation and amortization       $     1,086              $       89              $   1,175
              Identifiable assets                 $     3,142              $    1,591              $  13,477


       Nine Months Ended March 31:

                                                                               Speech
                                                      Voice-Based            Compression
                                                        Products             Technologies
                                                        Segment                Segment              Total
                                                  ------------------     ------------------     --------------
                                                        2002                   2002                 2002
                                                  ------------------     ------------------     --------------
              Revenue                                $   2,774             $     303             $  3,077
              Loss from operations                   $  (1,382)            $  (1,866)            $ (3,248)
              Depreciation and amortization          $   1,171             $      33             $  1,204
              Identifiable assets                    $     938             $   2,835             $  3,773


                                                                                                    Total
                                                  ------------------     ------------------     --------------
                                                        2001                   2001                 2001
                                                  ------------------     ------------------     --------------
              Revenue                                $     675             $     631             $  1,306
              Loss from operations                   $  (5,453)            $  (4,131)            $ (9,584)
              Depreciation and amortization          $   3,170             $     139             $  3,309
              Identifiable assets                    $   2,583             $  10,894             $ 13,477




8.     SUBSEQUENT EVENTS

       On April 18, 2002, Castle Creek exercised a purchase warrant to purchase 714,000 shares of common stock in connection with the April 19, 2001 Securities Purchase Agreement. The exercise price was $0.13 per share, resulting in cash proceeds of $92,820. Simultaneously, the Company applied the proceeds received to retire 83 shares of Series B Preferred. After this transaction there were no remaining shares of common stock under the April 19, 2001 Securities Purchase Agreement.

Item 2. Management's discussion and analysis of results of operations and financial condition

     This report contains forward-looking statements. Such statements are subject to certain factors that may cause Voxware's plans to differ or results to vary form those expected, including the risks associated with Voxware's need to raise additional capital in order to meet the Company's cash requirements over the next twelve months and continue as a going concern; Voxware's need to introduce new and enhanced products and services in order to increase market penetration, and the risk of obsolescence of its products and services due to technological change; Voxware's need to attract and retain key management and other personnel with experience in providing integrated voice-based solutions for e-logistics, specializing in the supply chain sector; the potential for substantial fluctuations in Voxware's results of operations; competition from others; Voxware's evolving distribution strategy and dependence on its distribution channels; the potential that voice-based products will not be widely accepted; and a variety of risks set forth from time to time in Voxware's filings with the Securities and Exchange Commission, including those risks discussed in the Company's Form 10-K/A for the year ended June 30, 2001. Voxware undertakes no obligation to publicly release results of any of these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrences of unexpected results.

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

     The sale to Ascend of the assets relating to the speech and audio coding business did not include Voxware's rights and obligations under its then existing license agreements. We continue to derive revenue from existing licenses of our speech coding technology in the multimedia and consumer devices markets in the form of periodic license renewal fees, royalties and service fees. With the consent of Ascend, we may also license our speech coding technologies for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. Our licensing activity relating to the speech coding technologies had been decreasing prior to the sale to Ascend and we expect this trend to continue. Furthermore, as we focus on voice-based systems for industrial markets, revenues from licenses of speech coding technologies will become a less significant portion of our revenues. For the quarter ended March 31, 2002 revenue from our voice-based solutions accounted for 99% of quarterly revenues, while revenues related to the speech coding business accounted for 1% of total revenues for the quarter. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we are not dedicating significant resources to the development, marketing or licensing of our speech coding technologies.

Results of Operations

     Revenues

     Voxware recorded revenues of $1,525,000 for the three months ended March 31, 2002 compared to revenues of $300,000 for the three months ended March 31, 2001. The $1,225,000 increase in total revenues reflects $1,032,000 in voice-based product sales, $15,000 in royalties and recurring revenues, and $178,000 from service revenues. On a year-to-date basis, total revenues increased $1,771,000 from $1,306,000 for the nine months ended March 31, 2001 to $3,077,000 for the nine months ended March 31, 2002. The increase in total revenues is reflective of the Company's emphasis to develop new products for logistics, fulfillment, distribution and package and mail sorting industries. As the Company pursues new market opportunities, Voxware has not aggressively pursued voice compression legacy products.

     Total product revenues increased $1,082,000 to $1,347,000 in the three months ended March 31, 2002 from $265,000 in the three months ended March 31, 2001. In the nine month period ended March 31, 2002, product revenues totaled $2,531,000, reflecting a $1,391,000 increase from product revenues of $1,140,000 for the nine months ended March 31, 2001. Product sales increased by $1,366,000 from $639,000 for the nine months ended March 31, 2001 to $2,005,000 for the nine months ended March 31, 2002. License fees increased $27,000 from $314,000 for the nine months ended March 31, 2001 to $341,000 as of March 31, 2002. Royalties and recurring revenues decreased $2,000 for the nine months ended March 31, 2002, from $187,000 to $185,000 for the nine months ended March 31, 2002. The increase in product revenues for the three and nine month period is reflective of our change in business focus towards the development, marketing and sale of our VoiceLogisticsTM system. VoiceLogistics is a voice-based solution set of software, hardware and professional services designed specifically for use in warehouses, distribution centers and other industrial settings to enable workers to perform typical logistics task such as picking, receiving, returns processing, cycle counting and order entry through a speech interface. The Company has focused its efforts on developing the market for this product, and has not aggressively pursued opportunities with its speech compression business. Royalties and recurring revenues are primarily related to the Company's speech compression business that was sold to Ascend, as discussed previously. The decrease in these revenues represents the decline in use of our speech coding products and we anticipate that revenues from the speech compression business will continue to decline. For the three month periods ended March 31, 2002 and 2001, approximately 77% and 60% of the Company's product revenues were attributable to voice-based sales, respectively, 22% and 24% were attributable to license fees, respectively, and 1% and 16% were attributable to royalties and recurring revenues, respectively. For the nine month periods ended March 31, 2002 and 2001, approximately 79% and 56% of the Company's product revenues were attributable to integrated voice-based solutions, respectively, 13% and 28% were attributable to license fees, respectively, and 8% and 16% were attributable to royalties and recurring revenues, respectively.

     Service revenues were primarily attributable to customer maintenance support, fees for engineering services relating to our speech coding technologies business and professional service fees relating to voice based solutions. For the three months ended March 31, 2002, service revenues totaled $178,000, reflecting an increase of $143,000 from service revenues of $35,000 for the three months ended March 31, 2001. This increase was attributable to professional services implementation fees, of which 100% relate to industrial voice-based products. For the nine months ended March 31, 2002, service revenues totaled $546,000, reflecting an increase of $380,000 from service revenues of $166,000 for the nine months ended March 31, 2001. The increase in service revenues is primarily attributable to the emergence of professional service fees relating to our VoiceLogistics(TM) products.

     Cost of Revenues

     Cost of revenues increased $979,000 to $1,131,000 for the three months ended March 31, 2002 compared to $152,000 for the three months ended March 31, 2001. The increase in cost of revenues was attributable to an increase in cost of product revenues and an increase in cost of service revenues, reflecting materials, labor and overhead costs associated with the implementation of VoiceLogistics. Cost of revenues increased $1,099,000 to $1,670,000 for the nine months ended March 31, 2002 compared to $571,000 for the nine months ended March 31, 2001 as a result of the increase in product sales for the nine months ended March 31, 2002, as compared to the nine months ended March 31, 2001.

     Cost of product revenues increased $843,000 to $985,000 for the three months ended March 31, 2002 from $142,000 in the prior year quarter. Such costs reflect materials, labor and overhead associated with the sale of our industrial voice-based products. On a year-to-date basis, cost of product revenues increased $911,000 to $1,414,000 as of March 31, 2002 compared to $503,000 for the nine months ended March 31, 2001. Cost of product revenues increased as we continue completion of VoiceLogistics installations and recognition of costs associated with the product and services. As of March 31, 2002, Voxware's manufacturing staff of four remained constant compared to March 31, 2001.

     Cost of services revenues increased $136,000 to $146,000 in the three months ended March 31, 2002 from $10,000 in the prior year period, March 31, 2001. Cost of service revenues consists primarily of the expenses associated with customer maintenance support, professional services, including employee compensation and travel expenditures. Cost of service revenues increased $188,000 from $68,000 in the nine months ended March 31, 2001 to $256,000 for the nine months ended March 31, 2002. The increase in cost of service revenues is directly attributable to the increase in service revenues described above.

     Operating Expenses

     Total operating expenses decreased by $2,271,000 (60%) from $3,761,000 in the three months ended March 31, 2001 to $1,490,000 in the three months ended March 31, 2002. During the nine month period ended March 31, 2002, operating expenses totaled $3,662,000, reflecting a decrease of $3,562,000 (50%) from total operating expenses of $7,224,000 for the nine month period ended March 31, 2001, excluding amortization of purchased intangibles. The decrease for the three and nine months ended March 31, 2002 from the three and nine months ended March 31, 2001 is due to reduced costs, as our focus is increasing on the market expansion with our VoiceLogistics product suite and implementation costs associated with various endeavors, in which the Company is currently engaged. As of March 31, 2002, the Company's headcount totaled 39, compared to a total headcount of 56 as of March 31, 2001. Amortization of $324,000 and $1,025,000 were recorded for the three months ended March 31, 2002 and 2001, respectively, and $973,000 and $3,075,000 for the nine months ended March 31, 2002 and 2001, respectively.

     Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Voxware's research and development expenses decreased $523,000 (58%) from $908,000 in the three months ended March 31, 2001 to $385,000 for the three months ended March 31, 2002. During the nine months ended March 31, 2002, research and development expenses totaled $1,182,000, reflecting a decrease of $1,069,000 (47%) from research and development expenses of $2,251,000 for the nine months ended March 31, 2001. The decrease resulted from reallocation of engineering costs to projects, and a 25% decrease in workforce. As of March 31, 2002, the Company's research and development team totaled 18 compared to 30 as of March 31, 2001.

     Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $662,000 (70%) from $948,000 in the three months ended March 31, 2001 to $286,000 in the three months March 31, 2002. In the nine month period ended March 31, 2002, sales and marketing expenses totaled $1,005,000, reflecting a decrease of $1,772,000 (64%) from sales and marketing expenses of $2,777,000 for the nine months ended March 31, 2001. The decreases are due primarily to the reduction of personnel and our increased efforts to contain costs as the Company seeks additional funding. Our sales and marketing staff decreased 50% over the prior year period ended March 31, 2001. As of March 31, 2002, our sales and marketing personnel comprised 7 employees compared to 14 in the comparable period in 2001.

     General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $385,000 (44%) from $880,000 in the three months ended March 31, 2001 to $495,000 in the three months ended March 31, 2002. The decrease resulted from the Company's reductions and cost containment initiatives implemented during the year ending June 30, 2002. General and administrative expenses decreased $721,000 (33%) from $2,216,000 for the nine months ended March 31, 2001 to $1,495,000 for the nine months ended March 31, 2002. Our general and administrative staff totaled 5 at March 31, 2002 compared to 8 at March 31, 2001.

     Amortization of purchased intangibles totaled $324,000 and $1,025,000, respectively, for the three month periods ended March 31, 2002 and 2001, respectively. For the nine months ended March 31, 2002 and 2001, amortization totaled $973,000 and $3,075,000, respectively. The amortization is attributable to the acquisition of Verbex. The intangibles for the Verbex acquisition are being amortized over a four year period. The intangibles relating to the InRoad transaction were written off as of June 30, 2001.

     Interest Income/(Expenses)

     Interest income decreased $66,000 to $5,000 for the three months ended March 31, 2002 from $71,000 for the three months ended March 31, 2001. The decrease is primarily related to the decrease in Voxware's total cash, cash equivalents and short-term investments portfolio balance. As of March 31, 2002, Voxware's cash, cash equivalents and short-term investments portfolio totaled $79,000 compared to $1,867,000 at March 31, 2001.

     Income Taxes

     As of March 31, 2002, we had approximately $32,761,000 of federal net operating loss carryforwards, which will begin to expire in 2009 if not utilized. As of March 31, 2002, a full valuation allowance on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily because of the uncertainty regarding realization of the deferred asset, and as a result of the operating losses incurred to date.

     Gain on Write Down of Warrants to Fair Value

     On August 15, 2000, the Company completed a private placement of Series A Preferred stock and warrants to certain investors. The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred stock and warrants sold to investors based on the relative fair value of each instrument. The fair values of the warrants were determined based on the Black-Sholes option-pricing model. As a result, the Company allocated approximately $807,000 to the warrants as of the commitment dates (see Note 6 to the Consolidated Financial Statements). The warrants are classified as a liability in the accompanying consolidated balance sheet because the warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of March 31, 2002, the outstanding warrants were adjusted to the fair value of the warrants based upon the closing stock price as of that date. As a result, the Company adjusted the warrants to $5,000, representing the fair market value as of March 31, 2002, using the Black-Sholes option-pricing model, and recorded a gain on the write down of warrants to fair value of zero and $13,000 for the three months ended March 31, 2002 and 2001, respectively.

     Gain on Sale of Tax Loss Carryforwards and Research and Development Credits

     During 1999, the State of New Jersey passed legislation which allows New Jersey technology companies to apply for the transfer or sale of unused New Jersey state net operating losses and research and development tax credits for cash. Profitable companies can buy these losses and credits at a discount, thereby reducing their state tax obligation. Voxware applied to the State of New Jersey to sell up to approximately $1,803,014 of its net operating loss carryforwards and $102,000 of state research and development tax credits. Voxware received a determination letter from the State of New Jersey to sell $33,277 of its New Jersey State research and development credits which, upon the sale provided Voxware $27,000 in cash as of March 31, 2002. As of March 31, 2002 and 2001, the Company sold $0 and $7,480,000 respectively, of its New Jersey State net operating losses, which upon sale provided Voxware $0 and $279,000 respectively, in cash.

     Liquidity and Capital Resources

     As of March 31, 2002, the Company had a total of $79,000 in cash and cash equivalents. Our cash and cash equivalents are liquid and investment grade, consisting of high-grade money-market funds. Since inception, we have primarily financed our operations through the sale of equity securities.

     For the nine months ended March 31, 2002, cash used in operating activities totaled $1,716,000. Net loss for the period totaled $3,190,000, which was offset by depreciation and amortization totaling $1,204,000, and changes in operating assets and liabilities. For the nine months ended March 31, 2001, cash used to fund operations totaled $5,631,000.

     For the nine months ended March 31, 2002, cash provided by investing activities totaled $44,000, which consisted of $17,000 in net sales of short-term investments and $27,000 proceeds from the sale of net operating loss carryforwards. For the nine months ended March 31, 2001, cash provided by investing activities totaled $2,828,000, which reflected $2,235,000 in net sales of short-term investments, $750,000 from the sale to Ascend. $279,000 from the sale of tax credits or carryforwards, offset by the sale of $436,000 in equipment purchases. For the nine months ended March 31, 2002 and 2001, cash provided by financing activities totaled $1,190,000 and $3,660,000, respectively, which amounts represent proceeds from the issuance of Series A and Series C Preferred and exercises of common stock warrants, respectively.

     On December 12, 2001 and February 1, 2002, the Company completed a private placement of Series C Preferred Stock and common stock warrants to various accredited investors. In total, the Company issued 1,865 shares of Series C Preferred Stock, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $1,572,000, net of transaction costs.

     We have no material commitments for capital expenditures except for those under operating leases for our facilities and leased equipment. At March 31, 2002, our working capital totaled approximately $177,000. Management believes that unless the Company is able to secure additional financing, its cash and cash equivalents and short-term investments will not be adequate to meet the Company's cash requirements over the next twelve months. If we are unable to raise additional financing, we could be required to reduce our capital expenditures, scale back our research and product development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves and sell certain assets. If needed, there can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us. The Company's independent public accountants included a going concern modification in their audit report for the year ended June 30, 2001. The Company has been advised by its independent public accountants that, if this uncertainty has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending June 30, 2002, their auditors' report on those financial statements will be modified for that uncertainty.

Critical Accounting Policies, Estimates and Risks

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Notes to the Consolidated Financial Statements includes a summary of significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

         In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

         The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the Unites States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.

         On an on-going basis, the Company evaluates its estimates. The most significant estimates relate to the recognition of revenue, research and development expenditures and income taxes.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

         Revenue Recognition. The Company generates revenues from products and services. The products and services are sold separately as well as combined. The Company combines software, hardware and professional services for installation, implementation and maintenance as part of its industrial voice-based solutions ("the Solution"). Product revenues consist of product sales, license fees, and royalties and recurring revenues. Product sales represent shipments of portable and stationary voice-based products for various industrial and warehouse markets. Revenues from product sales are generally recognized upon shipment or completion of the implementation, if applicable, provided there are no significant post-delivery obligations. The Company began shipping voice-based products subsequent to its acquisition of substantially all of the assets of Verbex Voice Systems, Inc. ("Verbex"), which occurred on February 18, 1999. License fees are generally derived from licensing the Company's voice-based software applications acquired in the Verbex transaction, and from licensing the Company's speech compression technologies to customers in the multimedia and consumer devices markets. License fees are generally recognized upon delivery or implementation of the underlying technologies, provided persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalties and recurring revenues include royalties, which are generally based on a percentage of licensees' sales or units shipped, and pre-determined periodic license fees. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the Company's technology. Recurring product license fees are generally recognized at the inception of the renewal period, provided that persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance support, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year. Service revenues from engineering fees are recognized upon customer acceptance, or over the period in which services are provided if customer acceptance is not required. The Company entered into and completed its initial solution arrangements during 2001. Based on the Company's limited experience with implementation, installation and customer acceptance, solution revenue for the hardware, software and professional services, has been recorded upon the completion of installation and customer acceptance.

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

     Research and Development. Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards No. 86 "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed," development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our product and general release of such product have substantially coincided. As a result, costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant and, therefore, we have not capitalized any such costs.

         Income Taxes. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

PART II - OTHER INFORMATION
---------------------------

Item 1.       Legal Proceedings.
              None.

Item 2.       Changes in Securities and Use of Proceeds.

              On December 12, 2001, the Company completed a $1,765,000 private placement of Series C Preferred and common stock warrants (the "Warrants") to various accredited investors in connection with this private placement, and an additional $100,000 placement in February 2002. In total, the Company issued 1,865 shares (the "Series C Shares") of Series C Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $1,572,000, net of transaction costs. The Company also issued the investors Warrants to purchase an aggregate of 5,944,219 shares of its common stock. The Series C Shares and the Warrants were sold in units at a price of $1,000 per unit. The Company used $302,000 of the proceeds of such private placement to repurchase 273 shares of the Company's Series B Preferred Stock from Castle Creek. The balance of the proceeds was used by the Company for general corporate administration and overhead expenses, repayment of debt, sales and marketing initiatives, and research and development activities.

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

              Concurrently with the consummation of the private placement, Castle Creek has agreed to amend or waive certain rights to which it would otherwise be entitled pursuant to the April Agreement and the Exchange Agreement, as a result of the offering of the Series C Shares:

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

              (a)  Exhibits
                   None.


--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2002


                                     VOXWARE, INC.
                                     (Registrant)

                                     By: /s/ Bathsheba J. Malsheen
                                         ---------------------------------------
                                         Bathsheba J. Malsheen, President and
                                         Chief Executive Officer

                                     By: /s/ Nicholas Narlis
                                         ---------------------------------------
                                         Nicholas Narlis, Senior Vice President,
                                         Chief Financial Officer, Treasurer and
                                         Secretary
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)