Form 10-K
period 2002-06-30
VOXWARE INC
filed 2002-10-15
CIK 933454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
      For the fiscal year ended  June 30, 2002
                                --------------

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from                 to
                                     ---------------    -----------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $798,835 as of October 11, 2002, based upon the closing sale price of the common stock as quoted on the Nasdaq OTC Bulletin Board. This amount excludes an aggregate of 3,657,129 shares of common stock held by executive officers, directors and by each individual and entity that owns 5% or more of the common stock outstanding at September 30, 2002. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's common stock outstanding as of October 11, 2002 was 22,823,860.

================================================================================

                                  VOXWARE, INC.

                             FORM 10-K ANNUAL REPORT

                       For Fiscal Year Ended June 30, 2002

                                TABLE OF CONTENTS

PART I


Item 1.    Business...........................................................3

Item 2.    Properties........................................................17

Item 3.    Legal Proceedings.................................................17

Item 4.    Submission of Matters to a Vote of Security Holders...............18


PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters...............................................19

Item 6.    Selected Financial Data...........................................20

Item 7.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition...........................................22

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........33

Item 8.    Financial Statements and Supplementary Data.......................33

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................33


PART III

Item 10.   Directors and Executive Officers of the Registrant................34

Item 11.   Executive Compensation............................................35

Item 12.   Security Ownership of Certain Beneficial Owners and Management....40

Item 13.   Certain Relationships and Related Transactions....................40



PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..41

Index to Financial Statements...............................................F-1

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

ITEM 1.       BUSINESS.

Overview

     Voxware, Inc., a Delaware corporation, was incorporated in 1993. We design, develop, market and sell voice-based solutions for the logistics, distribution and package sorting industries. Our primary product offering, VoiceLogistics(TM), is a voice-based solution set of software, hardware and professional services used for various mobile industrial and warehouse applications. Our solutions are designed specifically for use in warehouses, distribution centers and other industrial settings, to enable workers to perform, through speech interface, typical logistics tasks such as picking, receiving, returns processing, cycle counting, cross-docking and order entry, frequently in a more efficient and effective manner than with alternative methods. Our products consist of software and proprietary hardware that will generally work with wireless local area networks, networking, web and speech technology to provide a mobile, networked connection between the warehouse management system, workers and management. We believe that our VoiceLogistics(TM) solution is unique in the industry today because it is the first web-optimized speech recognition system, deployed in an industrial application, that delivers a networked, interactive voice interface to computer systems.

     Our voice-based systems are designed to provide large companies that operate warehouses and distribution centers a more efficient way for their workers to perform a wide variety of logistics tasks. Our VoiceLogistics(TM) solution has the ability to integrate easily (generally within 60 to 90 days) with external warehouse management systems. This flexibility allows our solutions to be deployed rapidly and work with the latest Internet protocol and voice standards. Our solutions are designed to be used in many major market industry sectors, including consumer goods manufacturers, consumer packaged goods, direct to consumer, food and grocery, retail, third party logistics providers and wholesale distribution. Our products have been and continue to be deployed in package handling, mail sorting, manufacturing, inspection and military combat applications. We generate revenues primarily from product sales, licenses of technology, and development services. Product sales consist of our VoiceLogistics(TM) product suite described above, stationary voice-based devices primarily used for warehouse receiving and package sorting applications, and accessories that complement our products. Accessories include microphones, headsets and computer hardware. License fees are generally derived from licensing our voice-based software applications, as well as from licensing the Company's speech compression technologies to customers in the multimedia and consumer devices market.

     Our products are targeted primarily to be sold directly to large customers with annual revenues in excess of $100 million. However, we also expect to utilize other third party partners such as consultants, value-added resellers and system integrators to also sell and/or assist us in selling our products to these types of customers. To date, we have signed agreements with several third party partners, and we expect to continue to generate at least 10% of our total revenues in fiscal year 2003 from these third parties.

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

     o an increased industry focus on reducing the cost of logistics in order to increase profitability and achieve competitive advantages;

     o the growth in electronic commerce has resulted in an increase in the number of businesses having significant warehouse picking functions; and

     o    the decreasing cost of microprocessors and digital signal processors.

     Until February 1999, our business was developing and licensing software for speech compression technologies to be used in multimedia Websites, Internet telephony and consumer devices. In February 1999, we acquired from Verbex Voice Systems ("Verbex") the assets and technology on which VoiceLogistics(TM) is based. We have since largely ceased our prior speech compression business and, in September 1999, we sold substantially all of the assets relating to that business.

Products

     VoiceLogistics(TM), the Company's primary product line, is a voice-based interface solution for various mobile industrial and warehouse applications. The VoiceLogistics(TM) solution is comprised of software, hardware and professional services for installation, implementation, and maintenance. The Company also sells other voice-based devices used primarily for warehouse receiving and package sorting applications where mobility is not required. Both of these products are based on the Company's patented speech recognition technology and VoiceXML voice browser. The Company also generates revenues from licensing speech compression technologies that were developed prior to the sale of the assets relating to that business in September 1999.

     VoiceLogistics(TM). The VoiceLogistics(TM) solution consists of standards-based software and special purpose wearable computer hardware that utilizes wireless 802.11B local area networking, web based applications, and patented speech technology to provide a mobile, networked, interface between the warehouse management system, workers and the customer's operations and financial systems. We believe this solution is the first web-based speech recognition system, deployed in commercial applications, that delivers a networked, interactive voice-interface to computer systems. This solution has been designed by our engineers to integrate easily (generally within 60 to 90 days) with virtually any external warehouse management system. The VoiceLogistics(TM) solution includes the VoiceLogistics(TM) server software, called Vox Server(TM), our patented noise-robust Voxware Integrated Speech-Recognition Engine (VISE(TM)) speech recognizer designed specifically for high performance in industrial environments, our VoiceXML browser, called VoxBrowser(TM), VoxXchange(TM), our new standard integration methodology to interface VoiceLogistics to virtually any warehouse management system (WMS) or system of record, and the VoiceLogistics(TM)-310 wireless wearable computer. Warehouse workers wear the computer around their waist and communicate with the system through a headset that includes a close talking microphone. It is through this headset that a worker in the warehouse or distribution center communicates through voice with our VoiceLogistics(TM) application in order to complete their assigned tasks, while at the same time updating inventory, customer invoices and financial systems in real-time.

     The VoiceLogistics(TM)-310 wearable client is a rugged, continuous speech input/output device designed for industrial applications that require mobility and full connectivity. The unit weighs approximately 40 ounces and measures 8.8 inches in length, 3 inches in width and 1.5 inches in depth. It is worn on the waist of the user and is connected by wire to a headset with a microphone. The user speaks into the microphone and the software processes the speech signal to determine what was spoken. After the speech has been recognized, the system processes the data or response and transmits the information by a wireless LAN to the system of record, which, depending upon the application, could be a warehouse management system, a manufacturing tracking system or another software package that tracks inventory or operations. The system of record then records and processes the information, sends additional instructions to the user or takes other action. Instructions sent from the system of record to the user are communicated through the headset. In applications such as receiving and package sorting, the information processed by the VoiceLogistics(TM) system may sometimes be used for other purposes such as printing a bar code label locally rather than being transmitted by a wireless link to a system of record. Although the software "system" is the primary focus of our product line, we recognize the VoiceLogistics(TM)-310 wearable client is a critical component of the system, and as such we continue to research ways to optimize the performance of the client, and reduce its cost.

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

     We subcontract the assembly of PC board products to local contract manufacturers, but our manufacturing and assembly personnel perform final testing and shipment of the PC boards. When a customer requires a fully integrated computer loaded with our board products in the PC or workstation, our personnel perform the integration and testing. We also offer customers the opportunity to purchase accessories such as headsets and computer hardware that we purchase from third party vendors for resale.

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

Applications

     Our primary market area is the distribution and logistics market in e-commerce, retail, and direct-to-consumer, wholesale and business-to-business operations. This market is attractive because of the market's size, the move toward automation and increased productivity, the advent of e-commerce and its impact on the supply chain infrastructure and the Company's belief that voice-based products can add considerable value to operational efficiency. According to Brooker and Associates, an industry consultant we have retained, North America has between 500,000 and 750,000 warehouses. Those warehouse operations employ over 14 million people, including approximately 7 million pickers, and 1.5 million receivers. Within this market, we intend to target the relatively larger warehouse operations with our industrial voice-based solutions. Less than half of the warehouse operations run by large US companies are estimated to be automated with radio frequency ("RF") scanners, while less than 15% of those operated by smaller companies use RF systems today. Figures provided by the ARC Advisory Group indicate that worldwide shipments of e-logistics solutions are expected to grow to $3.6 billion in 2004. The primary applications that we target in this area are picking, receiving, returned goods processing, cross-docking, directed put-away, inventory/cycle counting and condition reporting processes. Our solutions are also deployed in package handling, mail sorting, manufacturing, inspection and military combat applications.

     The following is a description of target application areas, within and outside the warehousing market in which we believe our products have market value.

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

Sales and Distribution

     We believe that the industrial marketplace for our products is large and diverse. We are targeting primarily to sell solutions direct to large customers. However, we also expect to utilize other third parties such as consultants, value added resellers (VARs) and system integrators to also sell and/or assist us in selling our products to these types of large customers. To date, we have signed agreements with several of these third party partners. We believe that the establishment of a network of third party partners with extensive and specific knowledge of the various applications critical in the industrial market is important in order for us to succeed in that market. In developing a marketing and sales presence in Europe, we anticipate that this market will be supported primarily through both third party partnerships and on direct selling in the European market. Some third party partners purchase products from us at discounts ranging from 30-35% and incorporate them into "application systems" for various target markets and/or consult us in the development of application systems for end-users. These application systems integrate our products with additional hardware and software components and include service and product support. They then resell or lease the application systems to end-user customers. Under these types of partnership agreements, we warrant to repair, replace or refund the purchase price of any defective product delivered to a third party partner or their customer, provided that we are notified of the defective product within 90 days from delivery of the product to the end-user in the case of software and one year from such delivery in the case of hardware. Building a network of third party partners takes time and requires different sales and marketing expertise than that required when building a consumer software distribution channel, or an OEM relationship for technology.

     We have continued to expand our partnership channel not only in North America, but abroad, with particular emphasis on the development of strategic relationships with VAR's, logistics consultants, warehouse management system ("WMS") vendors and RF system vendors. Assuring that our products are easily integrated with these vendors' processes and systems, as well as other components of customers' asset management and information systems, will be a key factor in our success. We believe that in the industrial speech recognition market, strategic partnerships with the appropriate VAR's, logistics consultants, WMS vendors, as well as the major RF infrastructure corporations, are critical to success. As is the case with the development of an effective third party partner channel discussed above, nurturing and building these relationships takes time. There can be no assurance that we will be successful in developing strategic partnerships with VAR's, logistics consultants and WMS and RF system vendors.

     In July 1999, we entered into an agreement with a division of ITT Industries, Inc. under which we have licensed our speech recognition products and technologies to ITT for the creation of speech recognition products for sale to military and other governmental customers. The agreement creates a strategic relationship involving joint product development, cross licensing of technology, marketing and co-branding. Under the agreement, Voxware is evaluating ITT's speech products and technologies for potential combination with Voxware's products to create products for sale to non-military or governmental customers. Voxware received license fees of $265,000 from ITT during the year ended June 30, 2000 and, if ITT develops and sells products incorporating our technologies, ITT will pay royalties to Voxware. We recognized the ITT license fee in the year ended June 30, 2000, and royalty revenues, if received, will be recognized in the fiscal quarters in which they are reported to us by ITT. As of June 30, 2002, no royalties have been recognized. We cannot assure you as to whether ITT products incorporating Voxware's technologies will be developed or sold, or what amount of royalty revenues, if any, Voxware will receive from ITT.

Customers

     We currently generate revenues through both our voice-based solutions business and our speech coding business. Historically, the Company has derived a significant portion of our revenues from licensing and royalties related to our speech compression technologies business and sales of our voice-based solutions through VARs and systems integrators. We also sell our products directly to customers. For the fiscal year ended June 30, 2002, 94% of our revenue was derived from our voice-based solutions business and 6% from our speech compression business. For the year ended June 30, 2002, three customers accounted for 65% of our total revenues. For the fiscal year ended June 30, 2001, 59% of our revenue was derived from our voice-based solutions business and 41% from our speech compression business. For the year ended June 30, 2001, three customers accounted for 37% of our total revenues. There can be no assurance that these customers will continue to seek our products and services at the same levels as they have in the past, or at all.

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

     Our current VoiceLogistics(TM) product line is based on our patented, proprietary Voxware Integrated Speech Engine (VISE(TM)) speaker-dependent speech recognition technology, which is a continuous speech recognizer, and highly noise-tolerant. Users of products based on our VISE(TM) engine must initially train the system to recognize their individual voices in order to achieve an optimum level of performance. Initial training is often a necessity for most industrial applications, and is typically something customers are willing to accept for the resulting improvement in performance. Our VoiceLogistics(TM) product line and all of our other voice-based products sold to industrial customers are based on our VISE(TM) technology. Our VoiceLogistics(TM) computer incorporates an embedded version of our VISE(TM) speech recognition engine with a standards based interface that allows for interfaces with a wide variety of warehouse management systems. This embedded engine is also suitable for applications such as handheld, portable or mobile devices, phones and other applications, which may benefit from a noise robust speech interface, and employ some type of processing capability. As a result of our filing a patent application in March 2001, our VoiceLogistics(TM) solution also employs our patent-pending invention of systems and methods for using standard Internet protocols in conjunction with VoiceXML web pages to remotely program portable voice devices, such as our VoiceLogistics(TM) computer, that direct and guide users through defined tasks and work.

     In addition to our VISE(TM) speaker-dependent technology, prior to our acquisition of Verbex, Verbex had developed FlexVISE(TM), a noise robust large vocabulary speaker-dependent technology designed to provide additional flexibility for applications that may require a larger vocabulary, yet provide high accuracy in high noise environments. We believe that this technology, which is still in the early stages of development, may be included in some future level for our voice-based products. At this time we have not determined the level at which we would dedicate resources to the further development of FlexVISE(TM), however we may examine the feasibility of including this as part of a future product offering. We believe that owning and developing our core technologies represents a significant strategic and competitive advantage for the Company at this time.

Competition

     We  encounter  competition  from  two  sources:   direct  competition  from
companies offering similar voice-based solutions, and technologies that may be considered an alternative to voice-based solutions.

     Companies that build competitive voice-based systems comprise a source of competition for Voxware. To date, we are aware of only one small, private company that currently directly sells voice-based systems within the logistics and distribution market. Vocollect, Inc., a privately held Pittsburgh, PA-based company, markets a wearable voice-based computer and complementary software targeted primarily at the food and grocery warehouse picking market. Vocollect, Inc. also indirectly sells voice-based systems within the logistics and distribution market to resellers who also compete against us.

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

Patents and Proprietary Information

     With our acquisition of Verbex, we acquired certain patents and patent applications related to the Verbex technology. In addition, we have recently filed a patent application for our VoiceLogistics(TM) wireless client, which incorporates applications of some of our other patented technologies as well. We expect to routinely file patent applications as deemed appropriate. Our success will depend in part on our ability to obtain patent protection for our products, preserve our trade secrets and operate without infringing the proprietary rights of other parties. We cannot assure you that those patent applications to which we hold rights will result in the issuance of patents, or that any issued patents will provide commercially significant protection to our technology, products and processes. In addition, we cannot assure you that others will not independently develop substantially equivalent proprietary information not covered by patents to which we own rights or obtain access to our know-how or that others will not claim to have or will not be issued patents which may prevent the sale of one or more of our products. In addition, the laws of certain countries may not protect our intellectual property. The software market has traditionally experienced widespread unauthorized reproduction of products in violation of manufacturers' intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce the manufacturers' intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. Our success is also dependent upon unpatented trade secrets, which are difficult to protect. To help protect our rights, we require employees and consultants to enter into confidentiality agreements that prohibit disclosure of our proprietary information and require the assignment to us of their ideas, developments, discoveries and inventions. We cannot assure you, however, that these agreements will provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosures.

Employees

     As of June 30, 2002, we had 39 full-time employees, consisting of 4 in manufacturing, 23 in research and development, 7 in sales and marketing, and 5 in general and administrative. Twenty-six of our employees are located at our Cambridge, Massachusetts's facility, and 6 are located at our corporate offices in Lawrenceville, New Jersey. The remainder of or employees work at various other locations. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our employee relations are good.

Risk Factors

     We operate in a rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. We caution all readers to pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this report and our other filings with the Securities and Exchange Commission.

     We do not presently know of any additional risks and uncertainties that are currently deemed material and which may also impair our business operations and financial results. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our Common Stock could decline and we may be forced to consider additional alternatives.

     This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-K.

     If we continue to incur operating losses, we may be unable to continue our operations. We have incurred losses since we started our company in August 1993. As of June 30, 2002, we had an accumulated deficit of $47,834,000. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We incurred net losses of approximately $2,245,000 in fiscal 2000, $15,669,000 in fiscal 2001 and $3,993,000 in fiscal 2002. In addition, we expect to continue to incur net losses in at least the near term quarters. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

     If we are unable to raise additional capital in the future, we will be unable to continue our product development, marketing and business generally. In the future, we will need to raise substantial additional capital to fund operations, including product development and marketing. Funding from any source may not be available when needed or on favorable terms. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit, delay, scale-back or eliminate product development programs or marketing or other activities. We might be forced to sell or license our technologies. Any of these actions might harm our business. We cannot assure you that any additional financing will be available or, if available, that the financing will be on terms favorable to us. If financing is obtained, the financing may be dilutive to our current stockholders. We believe that unless we are able to secure additional financing, our cash and cash equivalents and short-term investments will not be adequate to meet our cash requirements over the next twelve months. The Company's independent certified public accountants included a going concern modification in their audit report for the year ended June 30, 2002.

     There is a substantial doubt about our ability to continue as a going concern. We incurred net losses of approximately $2,245,000 in fiscal 2000, $15,669,000 in fiscal 2001 and $3,993,000 in fiscal 2002. Our ability to generate positive cash flows from operations will have a significant impact on the period through which our existing cash will be sufficient to fund operations. Based on our plan, which included the merger with ISPsoft and the resulting cash requirements for operations, we believe that our existing available cash may not be adequate to satisfy current and planned operations for the next 12 months. Additionally, we expect that we will require substantial additional capital to fund operations. All of these factors raise a substantial doubt as to our ability to continue as a going concern. The Company's independent public auditors included a going concern modification in their audit report for the year ended June 30, 2002. If we cannot sufficiently improve our cash flow or raise more funds at acceptable terms, we could be required to further reduce our capital expenditures, reduce our workforce and possibly explore additional alternatives.

     We rely substantially on key customers. Our customer base is highly concentrated. For the year ended June 30, 2002, three customers accounted for 65% of our total revenues. We believe that a substantial portion of our net sales will continue to be derived from sales to a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been and likely will continue to be in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could materially adversely affect our results of operations.

     If our speech recognition products are not adopted for use in our target markets, it will be difficult for us to generate revenues and profits. The speech industry is relatively new and rapidly evolving. Accordingly, it is difficult to accurately predict demand and market acceptance for our recently introduced products. The speech industry currently has a limited number of proven products and popular perceptions about the use of speech recognition products (including reliability, cost, ease-of-use and quality) may impact the growth of the market for such products. While we believe that speech recognition technology offers significant advantages over competing products for a broad range of warehouse and industrial applications, we cannot assure you that the market for voice-based products will grow significantly or that our products will become widely accepted. Therefore, it is difficult to predict the size and future growth rate, if any, of this market. If the market for our products does not develop or if our new products do not achieve market acceptance, our future financial results will be adversely affected.

     If our VoiceLogistics(TM) family of products is not successful in the market, we will not be able to generate substantial revenues or achieve profitability. Our success is substantially dependent on the success of our VoiceLogistics(TM) family of products. Sales of our older generation voice-based products accounted for approximately 47%, 58% and 8% of our net revenue for the fiscal years ended 2000, 2001 and 2002, respectively. In addition, 53%, 42% and 6% of our net revenues in fiscal 2000, 2001 and 2002 respectively were licensing revenues from our prior business of licensing speech compression technologies. Since we sold our speech compression business in September 1999, we expect our revenues from licensing speech compression technologies to decrease. If our VoiceLogistics(TM) products are accepted by the market, these products will account for a large percentage of our net revenue in the future. If our VoiceLogistics(TM) products are unsatisfactory, or if we are unable to generate significant demand for these products, or we fail to develop other significant products, our business will be materially and adversely affected.

     If we are unsuccessful in managing our recently acquired business, we will be unable to grow the business and generate revenues and profits. In February 1999, we acquired from Verbex the assets and technology relating to our business of selling speech recognition-based products for the warehousing and manufacturing markets and other industrial markets. In September 1999, we also sold the assets relating to our prior business of licensing speech coding and audio compression technologies. We therefore have very limited operating history and experience in our primary line of business. In particular, most of our senior management, including Dr. Bathsheba J. Malsheen, our President and Chief Executive Officer, have been operating the Verbex business only since February 1999. Accordingly, we cannot assure you that our management will be effective in operating our business in order to generate substantial revenues, or operating or net income.

     If we do not develop or acquire and introduce new and enhanced products on a timely basis, our products may be rendered obsolete. The markets for our speech recognition products and technologies are characterized by rapidly changing technology. The introduction of products by others based on new or more advanced technologies could render our products obsolete and unmarketable. Therefore, our ability to build on our existing technologies and products to develop and introduce new and enhanced products in a cost effective and timely manner will be a critical factor in our ability to grow and compete. We cannot assure you that we will develop new or enhanced products successfully and in a timely manner. Further, we cannot assure you that new or enhanced products will be accepted by the market. Our failure to develop new or enhanced products, including our failure to develop or acquire the technology necessary to do so, would have a material adverse effect on our business.

     If our competitors introduce better or cheaper products, our products may not be profitable to sell or to continue to develop. The business in which we engage is highly competitive. Success is influenced by advances in technology, product improvements and new product introductions, as well as marketing and distribution capabilities, and price competition. Failure to keep pace with product and technological advances could adversely affect our competitive position and prospects for growth. Our products compete with those being offered by larger, traditional computer industry participants who have substantially greater financial, technical, marketing and manufacturing resources than us. We cannot assure you that we will be able to compete successfully against these competitors or that competitive pressures faced by us would not adversely affect our business or operating results.

     If we cannot integrate our speech recognition products with other components of customer systems, we may not be able to sell our products. Although state-of-the-art speech recognition technology is important to generating sales in our target markets, other components of a voice-based system are also necessary. Our products must be easily integrated with customers' asset management and information systems. The ability to incorporate speech recognition products into customers' systems quickly and without excessive cost or disruption will be a key factor in our success. We do not now possess all the necessary components for system integration. Acquisitions, joint ventures or other strategic relationships may be required for us to develop or obtain access to the necessary components to achieve market penetration. We cannot assure you that our efforts will be successful and, to the extent we are unsuccessful, our business may be materially adversely affected.

     There are a number of factors, which may cause substantial variability in our quarterly operating results. Our revenue, gross profit, operating income and net income may vary substantially from quarter to quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include the following:

     o    market acceptance of our new products;

     o    timing and levels of purchases by customers;

     o    new product and service introductions by our competitors or us;

     o market factors affecting the availability or costs of qualified technical personnel;

     o timing and customer acceptance of our new product and service offerings;

     o    length of sales cycle; and

     o    industry and general economic conditions.

     If our third-party partners do not effectively market and service our products, we will not generate significant revenues or profits from sales of our products. We expect to utilize third parties, such as consultants, value added resellers, or VARs, and system integrators, to sell and/or assist us in selling our products. To date, we have signed agreements with several of these third-party partners. We believe that the establishment of a network of third-party partners with extensive and specific knowledge of the various applications critical in the industrial market is important for us to succeed in that market. Some third-party partners also purchase products from us at a discount and incorporate them into application systems for various target markets, and/or consult us in the development of application systems for end users. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party partners to sell and service our products effectively and that provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. Our current arrangements with third-party partners generally may be terminated by either party at any time upon 30 days prior written notice. We cannot assure you that our partners will continue to purchase and re-sell our products or provide us with adequate levels of support. If our partner relationships are terminated or otherwise disrupted our operating performance and financial results will be adversely affected.

     If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and technologies only since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain any personnel hired, our ability to operate our business profitably will be materially adversely affected. Competition for qualified personnel is intense and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

     If we cannot protect our proprietary rights and trade secrets or if we are found to be infringing on the patents and proprietary rights of others, our business would be substantially harmed. Our success depends in part on our ability to protect the proprietary nature of our products, preserve our trade secrets and operate without infringing the proprietary rights of others. If others obtain and copy our technology or others claim that we are making unauthorized use of their proprietary technology, we may get involved in lengthy and costly disputes to resolve questions of ownership of the technology. If we are found to be infringing on the proprietary rights of others, we could be required to seek licenses to use necessary technology. We cannot assure you that licenses of third-party patents or proprietary rights would be made available to us on acceptable terms, if at all. In addition, the laws of certain countries may not protect our intellectual property. To protect our proprietary rights, we seek patents and we enter into confidentiality agreements with our employees and consultants with respect to proprietary rights and unpatented trade secrets. We cannot assure you that patent applications in which we hold rights will result in the issuance of patents. We cannot assure you that any issued patents will provide significant protection for our technology and products. In addition, we cannot assure you that others will not independently develop competing technologies that are not covered by our patents. We cannot assure you that confidentiality agreements will provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosures. Any unauthorized disclosure and use of our proprietary technology would have a material adverse effect on our business.

     The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Our common stock closed as high as $0.33 and as low as $0.05 per share between July 1, 2001 and June 30, 2002. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

     o    fluctuations in our quarterly revenue and operating results;

     o    announcements of product releases by us or our competitors;

     o Announcements of acquisitions and/or partnerships by us or our competitors; and

     o increases in outstanding shares of common stock upon exercise or conversion of derivative securities

     Certain factors may continue to affect the price of our common stock in the future. If the trading price of our common stock falls, our stockholders could experience substantial dilution as a result of the terms of our Series B Preferred Stock, Series C Preferred Stock and warrants originally issued in private placements in August 2000 and April 2001, as amended in August 2001.

     We issued 4,000 shares of our Series A Preferred Stock and a common stock purchase warrant (the "2000 Warrant") to Castle Creek Technology Partners, LLC ("Castle Creek") in a private placement on August 15, 2000. As of August 28, 2001 Castle Creek held 3,635 of such shares. On August 29, 2001, all 3,635 of such Series A Preferred Stock were converted into the same number of Series B Preferred Stock pursuant to the terms of an exchange agreement (the "Exchange Agreement") between us and Castle Creek. The number of shares of common stock issuable by us upon conversion of the Series B Preferred Stock and exercise of the 2000 Warrant can increase substantially in certain events. If these events were to occur, we would not receive any additional payment from the holders of the Series B Preferred Stock and the 2000 Warrant for the additional shares. Any increase in the number of shares of common stock issuable may result in a decrease in the value of the outstanding shares of common stock.

     In April 2001, we issued 714,000 shares of common stock and a common stock purchase warrant (the "2001 Warrant") to purchase 2,142,000 shares of common stock to Castle Creek. Two hundred thousand shares of the common stock were subsequently given as a gift by Castle Creek to a non-profit organization. As of August 28, 2001, Castle Creek had sold an additional 475,000 of such shares. On August 29, 2001, the 2001 Warrant was cancelled and a new warrant (the "New Warrant") was issued to Castle Creek to purchase 2,142,000 shares of common stock, pursuant to the Exchange Agreement. The securities issued in these transactions are subject to anti-dilution protection in the event we issue securities prior to specified dates at a price below the purchase price of the shares, which is $0.34 per share. The anti-dilution protections set forth in the agreements which we and Castle Creek entered into in April 2001, as amended by the Exchange Agreement, require us to issue to Castle Creek additional warrants to purchase shares of our common stock any time we issue our common stock (or securities convertible into our common stock) at a price below $0.34. Such additional warrants, if issued, will have a term of ten years, an exercise price of $0.01 per share and will be exercisable only to the extent that the number of shares of common stock issuable upon such exercise, together with the number of shares of common stock then owned by Castle Creek does not exceed 4.99% of our then outstanding shares of common stock. In addition, the number of shares of common stock which we must issue pursuant to additional warrants may increase substantially in the event we fail to maintain the effectiveness of the registration statement on Form S-2 declared effective on August 3, 2001 and the registration statement on Form S-2 declared effective on September 6, 2001, or adequately update either registration statement. The sale of shares to Castle Creek in April 2001 reset the conversion price of the Series A Preferred Stock to $0.34.

     The Series B Preferred Stock is currently convertible into 1,483,078 shares of our common stock (as a result of a limitation on conversions in the Exchange Agreement) and the 2000 Warrant is currently exercisable for 727,273 shares of our common stock. If conversions of the Series B Preferred Stock were not limited by the Exchange Agreement, such shares would be convertible into 17,187,500 shares of common stock, at the current conversion price of $0.16 per share. The number of shares of common stock which we must issue upon conversion of the Series B Preferred Stock may increase substantially in the following events:

     o if we do not allow conversion of the shares of Series B Preferred Stock or we fail to deliver a stock certificate for common stock within the required time periods after we receive notice of an intent to convert the Series B Preferred Stock; and

     o if we fail to maintain the effectiveness of our registration statement on Form S-3 declared effective on September 15, 2000 or adequately update such registration statement.

     The number of shares of common stock which we must issue upon exercise of the 2000 Warrant may increase substantially in the event we issue securities at a price below the exercise price of the 2000 Warrant, which is currently $0.1255, or at prices below the prevailing market price at the time of issuance.

     We issued 1,865 shares of our Series C Preferred Stock and common stock purchase warrants (the "December 2001 Warrants") to certain existing and new investors in a private placement on December 12, 2001. The number of shares of common stock issuable by us upon conversion of the Series C Preferred Stock can increase substantially in certain events. If these events were to occur, we would not receive any additional payment from the holders of the Series C Preferred Stock for the additional shares. Any increase in the number of shares of common stock issuable may result in a decrease in the value of the outstanding shares of common stock.

     The Series C Preferred Stock is currently convertible into 14,661,365 shares of our common stock and the December 2001 Warrants are currently exercisable for 6,402,384 shares of our common stock. The number of shares of common stock which we must issue upon conversion of the Series C Preferred Stock may increase substantially in the following events:

     o if we do not allow conversion of the shares of Series C Preferred Stock or we fail to deliver a stock certificate for common stock within the required time periods after we receive notice of an intent to convert the Series C Preferred Stock; and

     o if we issue securities at a price below the conversion price of the Series C Preferred Stock, which is currently $0.1255, or at prices below the prevailing market price at the time of issuance.

     In connection with the Series C private placement, Castle Creek agreed to forgo its rights under the 2001 Securities Purchase Agreement with respect to additional warrants and to forgo any reduction in the conversion price for the Series B Preferred Stock which would otherwise result from such private placement.

     The perceived risk of dilution or any actual dilution occasioned by Series B Preferred Stock, the Series C Preferred Stock, the 2000 Warrant, the New Warrant or the December 2001 Warrants may cause our stockholders to sell their shares, which would contribute to the downward movement in stock price of the common stock. In addition, the significant downward pressure on the trading price of the common stock could encourage investors to engage in short sales, which would further contribute to the downward spiraling price of the common stock.

     The perceived risk of dilution or any actual dilution occasioned by the conversion of Series B Preferred Stock or the Series C Preferred Stock, or the exercise of the 2000 Warrant, the New Warrant or the December 2001 Warrants could also make it difficult to obtain additional financing. New investors could either decline to make an investment in Voxware due to the potential negative effect of the dilution on a potential investment or require that their investment be on terms at least as favorable as the terms of the transactions with Castle Creek.

     Future sales of our common stock in the public market could adversely affect the price of our common stock. Sales of substantial amounts of our common stock in the public market that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of October 11,2002, these shares include:

     o approximately 72,403 shares of common stock owned by our executive officers and directors;

     o approximately 7,716,544 shares of common stock which may be sold under various prospectuses filed under the Securities Act of 1933, as amended (the "Act");

     o approximately 6,362,544 shares issuable to the selling stockholders upon the exercise of the December 2001 Warrants which may be sold under a prospectus filed under the Act;

     o    approximately   14,361,365   shares  of  common  stock  issuable  upon
          conversion of the Series C Preferred Stock which may be sold under a prospectus filed under the Act;

     o approximately 3,082,371 shares of common stock potentially issuable as dividends on the Series C Preferred Stock which may be sold under a prospectus filed under the Act;

     o up to 1,483,078 shares of common stock issuable upon conversion of the Series B Preferred Stock (as a result of a limitation on conversion in the Exchange Agreement) issued in August 2001 which may be sold under a prospectus filed under the Act;

     o approximately 3,599,158 shares issuable to warrant holders and option holders which may be sold under a prospectus filed under the Act; and

     o additional shares that may be issuable under anti-dilution and penalty clauses contained in agreements with certain stockholders.

     If the holders of the Series B Preferred Stock, the Series C Preferred Stock and the 2000 Warrant elect to have the Series B Preferred Stock, the Series C Preferred Stock and the 2000 Warrant assumed by a potential acquirer of Voxware, the acquirer could be deterred from completing the acquisition.

     The Series B Preferred Stock, the Series C Preferred Stock and the 2000 Warrant permit the holders to elect to have their shares of Series B Preferred Stock, Series C Preferred Stock and the 2000 Warrant remain outstanding after an acquisition of Voxware, and to have the acquirer assume all of our obligations to the holders. This could deter a potential acquirer from completing an acquisition of Voxware.

     Among our obligations which an acquirer might be forced to assume which would act as a deterrent are:

     o the price adjustment provisions which could have an adverse effect on the market value of the acquirer's outstanding securities;

     o the obligation to register the re-sale of the common stock issuable upon conversion of the Series B Preferred Stock and the 2000 Warrant which could result in the sale of a substantial number of shares in the market;

     o the obligation to pay dividends on the Series B Preferred Stock and Series C Preferred Stock;

     o the obligation to pay the holders of Series B Preferred Stock and Series C Preferred Stock the amount invested plus accrued dividends before any other stockholder receives any payment if we are liquidated;

     o the obligation to seek the consent of the holders of the Series B Preferred Stock before we can issue securities which have senior or equal rights as the Series B Preferred Stock, sell all or substantially all of our assets, or take other actions with respect to the Series B Preferred Stock or securities which have less rights than the Series B Preferred Stock; and

     o the obligation to seek the consent of the holders of the Series C Preferred Stock before we can issue securities which have senior or equal rights as the Series C Preferred Stock, sell all or substantially all of our assets, or take other actions with respect to the Series C Preferred Stock or securities which have less rights than the Series C Preferred Stock.

Our common stock is considered "a penny stock" and may be difficult to sell. The Securities and Exchange Commission ("SEC") has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Presently, the market price of our common stock is substantially less than $5.00 per share and therefore may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is traded on the NASD OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock.

ITEM 2.       PROPERTIES.

     Effective July 1, 2000 we entered into a lease for our executive facility, which contains approximately 4,000 square feet of office space in Lawrenceville, NJ. The initial term of this lease will expire on June 30, 2003. Total payments under this lease consist of a base rent of $16.00 per square foot in the first year, $17.00 per square foot in the second year, and $18.00 per square foot in the third year, plus escalations for property operating expenses, property taxes and other items. We entered into a Sublease Agreement in February 2002, under which we subleased to a third party approximately 34% of the space in the facility. The initial term of that Sublease Agreement will expire on June 30, 2002, and thereafter shall automatically renew from month to month.

     Our prior principal facility, which contains approximately 18,000 square feet of office space, was located in Princeton, New Jersey. We leased this space under a lease which was scheduled to expire on May 31, 2003. Total payments under this lease consisted of a base rent of $21.30 per square foot, plus escalations for property operating expenses, property taxes and other items. We entered into a Sublease Agreement in July 1998, under which we subleased to a third party approximately 47% of the space in the facility. The initial term of that Sublease Agreement was due to expire on May 31, 2003. Effective June 30, 2000, we were released from our lease commitment for 9,500 square feet of the office space in Princeton, New Jersey. The remaining 8,500 square feet of this space was occupied by the sub-lessee, and payments received under the Sublease Agreement offset all but $0.30 per square foot of our remaining lease commitment. Effective January 31, 2002, we and our sub-lessee concurrently were released from this lease commitment for the remaining 8,500 square feet of this space.

     Our principal facility, which is located in Cambridge, Massachusetts, contains approximately 9,535 square feet of office space. We lease this space for research and development, customer support, professional services, product marketing, product engineering, and final assembly and testing. Total payments under this lease consist of a base rent of $27.00 per square foot, an electricity charge of $1.50 per square foot, and an expense charge of 14.9% of the landlord's building expenses. The initial term for the lease of this office space will expire on June 30, 2004.

     We believe that existing facilities are adequate for operations through the fiscal year ending June 30, 2003.


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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Our annual meeting of stockholders was held on May 1, 2002. Three matters were submitted to a vote of the stockholders. These matters were:

     1. To elect one director to serve until the next annual meeting of stockholders or until their respective successor shall have been duly elected and qualified.

     2. To approve an amendment to the Company's 1994 Stock Option Plan in order to increase the number of shares of common stock reserved for issuance under the plan by 4,000,000 shares to an aggregate of 8,000,000 shares.

     3. To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock by 120,000,000 to 180,000,000.

     David B. Levi was elected as a Director of the Company. The terms of Bathsheba J. Malsheen, Ph.D. and Eli Porat as Directors extended beyond the meeting and they continued as Directors after the meeting.

     The proposals and results of the vote of the stockholders taken at the meeting by ballot and proxy were as follows:

     1. The results of the vote taken at the meeting with respect to the election of the nominees for the Board of Directors of the Company were as follows:

           Nominee                   For                         Withheld
         -------------         -----------------             ---------------
          David B. Levi        17,752,705 Votes              1,265,315 Votes

     2. The proposal to amend the Company's 1994 Stock Option Plan was not adopted due to less than 50% of the outstanding shares of common stock voted on the issue.

     3. A proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 60,000,000 shares to 180,000,000 shares was approved by the stockholders with the following vote:

          FOR 15,295,435 Votes   AGAINST 3,598,017 Votes   ABSTAIN 124,568 Votes

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

Market Information

     Our common stock was traded on the National Market segment of The Nasdaq Stock Market through February 28, 2001. Since March 1, 2001, our common stock has traded on the Nasdaq OTC Bulletin Board under the symbol "VOXW." The following table sets forth the high and low sale prices as quoted on The Nasdaq Stock Market and on the Nasdaq OTC Bulletin Board for our two most recent fiscal years.

                                                          High          Low
                                                          ----          ---

FISCAL YEAR ENDED JUNE 30, 2001
Quarter ended September 30, 2000                       $  4.375     $  1.969
Quarter ended December 31, 2000                        $  3.000     $  0.500
Quarter ended March 31, 2001                           $  1.406     $  0.375
Quarter ended June 30, 2001                            $  0.825     $  0.250

FISCAL YEAR ENDED JUNE 30, 2002
Quarter ended September 30, 2001                       $  0.340     $  0.140
Quarter ended December 31, 2001                        $  0.270     $  0.060
Quarter ended March 31, 2002                           $  0.190     $  0.100
Quarter ended June 30, 2002                            $  0.140     $  0.050

     As of June 30, 2002, there were approximately 150 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future.

     On August 29, 2001, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Castle Creek Technology Partners, LLC ("Castle Creek" or the "Investor") which modified the terms of the private placements described below that the Company had entered into with the Investor in August 2000 and April 2001.

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

     On April 19, 2001, the Company sold to the Investor 714,000 shares of Common Stock and a Warrant (the "2001 Warrant") to purchase 2,142,000 shares of Common Stock for an aggregate purchase price of $242,000, pursuant to the terms of a Securities Purchase Agreement (the "2001 Securities Purchase Agreement"). The Common Stock was sold at a price of $0.34 per share. The Company and the Investor also entered into a Registration Rights Agreement (the "2001 Registration Rights Agreement") pursuant to which the Company agreed to file a Registration Statement with the SEC relating to the shares of Common Stock purchased pursuant to the 2001 Securities Purchase Agreement. Since this registration statement was not declared effective by the SEC by the 90th day following the closing of the 2001 Securities Purchase Agreement, the Company was obligated to issue to the Investor a warrant to purchase 708,656 additional shares of Common Stock of the Company (the "Remedy Warrant"). The exercise price of the Remedy Warrant is $0.01 per share. During the year ended June 30, 2002, the entire remedy warrant was exercised and the Company received $7,000 in gross proceeds.

     Pursuant to the 2001 Securities Purchase Agreement, Castle Creek exercised three purchase warrants to purchase 714,000 shares of common stock each on December 21, 2001, February 8, 2002, and April 19, 2002, respectively. The price of all three warrant exercises was $0.13 per share, resulting in cash proceeds of $278,000. Simultaneously, the Company applied the proceeds to retire an aggregate of 251 shares of Series B Preferred. No additional warrants to purchase common stock are outstanding pursuant to the 2001 Securities Purchase Agreement.

     By execution of the Exchange Agreement, the Company agreed to the following modifications to the private placements:

     First, all of the outstanding shares of Series A Preferred Stock were exchanged for the same number of shares of Series B Preferred Stock, $0.001 par value (the "Series B Preferred Stock") upon the effectiveness of the registration described below. As of the date of execution of the Exchange Agreement, there were 3,635 shares of Series A Preferred Stock outstanding. The rights, preferences and privileges of the Series B Preferred Stock are as described in the certificate of designations filed with the Secretary of State of the State of Delaware on August 29, 2001, as amended (the "Certificate of Designations"). The rights, preferences and privileges of the Series B Preferred Stock are substantially similar to those of the Series A Preferred Stock, except that they are amended in order to include the anti-dilution protection for the Series A Preferred Stock which was afforded by the applicable Additional Warrant provisions in the 2001 Securities Purchase Agreement. In addition, the limitation on conversion of the Series B Preferred Stock was eliminated from the Certificate of Designations, and by the Exchange Agreement the Investor agreed to limit the aggregate number of shares issuable upon conversion of the Series B Preferred Stock to 3,956,997. Series A Preferred Stock had previously been converted into 1,043,003 shares of Common Stock.

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

     Finally, the 2001 Registration Rights Agreement was amended to require the registration of the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the New Warrant and the Remedy Warrant. Such agreement also was amended to obligate the Company to register the shares of Common Stock issuable upon the exercise of the Additional Share Warrants, if issued.

     On December 12, 2001, the Company completed a $1,765,000 private placement of Series C Preferred and common stock warrants to various accredited investors. On February 1, 2002, the Company also received $100,000 in cash from an additional accredited investor in connection with this private placement. In total, the Company issued 1,865 shares of Series C Preferred Stock, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $1,572,000, net of transaction costs. In addition to the cash transaction costs, the Company issued warrants to acquire 458,165 shares of common stock to investment advisors as finder's fees. The exercise price for the warrants issued as finder's fees is $0.1255 per share, and the warrant expires in five years. Using the Black-Scholes option-pricing model, the Company determined the fair value of the warrants to be $350,000. The Company is obligated to redeem the Series C Preferred Stock 36 months from the closing. The Series C Preferred Stock has a 7% dividend payable in cash or equity, at the election of Voxware, and are convertible into Voxware common stock at an initial conversion price of $0.1255 per share, subject to adjustment, as defined in the transaction documents. In addition, the investors have received warrants to purchase 5,944,219 shares of common stock at an exercise price of $0.1255 per share. The Series C Preferred stockholders have certain registration rights, as defined in the transaction agreements.

     The securities issued in the private placements were offered and sold pursuant to an exemption from the registration requirements provided by Regulation D under the Securities Act of 1933, as amended.


ITEM 6.       SELECTED FINANCIAL DATA.

     The selected statement of operations data for the year ended June 30, 2002, and the selected balance sheet data as of June 30, 2002, have been derived from the financial statements of the Company, which have been audited by WithumSmith & Brown, PC independent certified public accountants, and which financial statements are included elsewhere in this Form 10-K. The selected statement of operations data for the years ended June 30, 2000 and 2001, and the selected balance sheet data as of June 30, 2000 and 2001, have been derived from the financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, and which financial statements are included elsewhere in this Form 10-K. The selected statements of operations data for the fiscal years ended June 30, 1998 and 1999, and the balance sheet data as of June 30, 1998 and 1999, have been derived from the Company's audited financial statements not included herein. The selected statement of operations data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the financial statements and notes thereto included elsewhere in this Form 10-K.


                                                   1998           1999            2000          2001           2002
                                                   ----           ----            ----          ----           ----
                                                                   (In thousands, except per share data)

Statement of Operations Data:
   Revenues:
     Product revenues:
       Product sales.........................   $    --         $  791         $  1,419       $ 1,020        $ 2,994
      License fees...........................     2,935            705            1,668           336            389
      Royalties and recurring revenues.......     1,918            511              488           387            233
        Total product revenues...............   -------        -------          -------       -------        -------
                                                  4,853          2,007            3,575         1,743          3,616
     Service revenues........................     1,029            879              226           302            885
                                                -------        -------          -------       -------        -------
             Total revenues..................     5,882          2,886            3,801         2,045          4,501
                                                -------        -------          -------       -------        -------
   Cost of revenues:
        Cost of product revenues.............       142            429              799         1,185          1,997
        Cost of service revenues.............       441            542               70           348            420
                                                -------        -------          -------       -------        -------
             Total cost of revenues..........       583            971              869         1,533          2,417
                                                -------        -------          -------       -------        -------
             Gross profit....................     5,299          1,915            2,932           512          2,084
                                                -------        -------          -------       -------        -------
   Operating expenses:
        Research and development.............     4,726          2,058            2,835         3,317          1,728
        Sales and marketing..................     3,844          2,513            2,870         3,263          1,166
        General and administrative...........     2,467          1,691            2,140         2,647          1,946
        Amortization of purchased intangibles        --            478            1,989         4,099          1,298
        Asset impairment charge..............        --             --               --         4,902             --
                                                -------        -------          -------       -------        -------
             Total operating expenses........    11,037          6,740            9,834        18,228          6,138
                                                -------        -------          -------       -------        -------
             Operating loss..................    (5,738)        (4,825)          (6,902)      (17,716)        (4,054)
   Interest income...........................       844            539              357           234             11
   Gain on write down of warrants to fair
   value.....................................         --            --               --           784             23
   Gain on sale of tax loss carryforwards....         --            --              501           279             27
   Gain on sale of assets....................         --            --            3,799           750             --
                                                 -------        -------          -------       -------        -------
   Net loss..................................  $ (4,894)      $ (4,286)        $ (2,245)     $(15,669)       $ (3,993)

   Accretion of preferred stock to redemption
   value.....................................  $     --       $     --         $     --      $   (652)       $ (1,749)
   Warrants issued to preferred stockholders
     treated as a dividend...................  $     --       $     --         $     --      $     --        $   (480)
   Beneficial conversion feature treated as
     a dividend..............................  $     --       $     --         $     --      $ (2,913)       $    (82)
                                                 -------        -------          -------       -------        -------
   Net loss applicable to common shareholders  $ (4,894)      $ (4,286)        $  (2,245)    $(19,234)       $ (6,304)
                                                ========        =======          ========      =======        =======
   Basic and diluted net loss applicable to
     common stockholders per common share....  $  (0.38)      $  (0.32)        $   (0.16)    $  (1.32)       $  (0.34)
                                                ========        =======          ========      =======        =======
   Shares used in computing basic and diluted
     net loss applicable to common stockholders
  per common share...........................    12,890         13,330            13,667       14,517          18,575
                                                ========        =======          ========      =======        =======




                                                                                   June 30,
                                                     ------------------------------------------------------------------
                                                       1998           1999         2000         2001         2002
                                                       ----           ----         ----         ----         ----
                                                                              (In thousands)
Balance Sheet Data:
   Cash, cash equivalents and short term
     investments...............................  $  13,357       $  4,446      $  3,226      $  578      $    6
   Working capital (deficit)...................     13,743          4,446         4,351         573        (386)
   Total assets................................     15,557         12,592        17,440       5,813       3,191
   Series A mandatorily redeemable convertible
     preferred stock...........................         --             --            --       3,193          --
   Series B mandatorily redeemable convertible
     preferred stock...........................         --             --            --          --       2,900
   Series C mandatorily redeemable convertible
     preferred stock...........................         --             --            --          --       1,299
   Total stockholders' equity (deficit)........     13,913          9,709        16,053         285      (3,475)


     On February 18, 1999, the Company acquired substantially all of the assets of Verbex. On April 4, 2000, the Company purchased certain assets of InRoad Inc. On September 21, 1999, the Company sold to Ascend Communications substantially all of the Company's assets relating to the business of developing and licensing speech compression technology and products.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     This report contains forward-looking statements. Such statements are subject to certain factors that may cause Voxware's plans to differ or results to vary form those expected, including the risks associated with: Voxware's need to raise additional capital in order to meet the Company's cash requirements over the next twelve months and continue as a going concern; Voxware's need to introduce new and enhanced products and services in order to increase market penetration, and the risk of obsolescence of its products and services due to technological change; Voxware's need to attract and retain key management and other personnel with experience in providing integrated voice-based solutions for e-logistics, specializing in the supply chain sector; the potential for substantial fluctuations in Voxware's results of operations; competition from others; Voxware's evolving distribution strategy and dependence on its distribution channels; the potential that voice-based products will not be widely accepted; and a variety of risks set forth from time to time in Voxware's filings with the Securities and Exchange Commission. Voxware undertakes no obligation to publicly release results of any of these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrences of unexpected results.


Overview

     Voxware designs, develops, markets and sells voice-based products for the logistics, fulfillment, distribution, and package and mail sorting industries. Until February 1999, our business was developing, marketing and selling speech compression technologies and products to be used in websites, Internet telephony and consumer devices. In February 1999 we acquired from Verbex the assets and technology on which our current voice-based products are based. Since our acquisition of Verbex, we have significantly curtailed our speech compression technology business, and in September 1999 we sold substantially all of the assets relating to that business. Our solutions are designed specifically for use in warehouses, distribution centers and other industrial settings, to enable workers to perform, through an interactive speech interface, the least automated logistics and fulfillment tasks such as picking, receiving, returns processing, cycle counting, cross-docking and order entry, more efficiently and effectively than with alternative technologies or methods. Voxware solutions are designed to be used in the logistics and fulfillment operations of most major market industry sectors, including consumer goods manufacturers, consumer packaged goods, direct to consumer (e-commerce and catalog), food and grocery, retail, third party logistics providers and wholesale distribution. Voxware's products are also deployed in package handling, mail sorting and manufacturing, inspection and military combat applications. Revenues are generated primarily from product sales, licenses and development services. Product sales consist of portable devices and software used for various mobile industrial and warehouse applications; stationary voice-based devices, primarily used for warehouse receiving and package sorting applications; and accessories that complement our product offerings, including microphones, headsets and computer hardware. We still generate some license fees and royalty and recurring revenues from licensing our former speech compression products. Professional services consists of providing technical resources and assistance for customer-specific applications. Revenues from product sales are generally recognized when products are deployed for their intended use, or when they are shipped to a specific third party partner.

     Software product revenues are generally recognized upon shipment, provided persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalty revenues are recognized in the period of customer shipment. Service revenues consist of customer maintenance support and engineering fees. Customer maintenance support revenues are recognized over the term of the support period, which typically lasts for one year. Engineering fees are generally recognized upon customer acceptance or upon delivery, if customer acceptance is not required. The products and services are sold separately as well as combined. The Company combines software, hardware and professional services for installation, implementation and maintenance as part of its industrial voice-based solutions.

     The products and services are sold separately as well as combined. The Company combines software, hardware and professional services for installation, implementation and maintenance as part of its industrial voice-based solution.

     The Company entered into and completed its initial solution arrangements during 2001. Based on the Company's limited experience with implementation, installation and customer acceptance, solution revenue for the hardware, software and professional services, has been recorded upon the completion of installation and customer acceptance.

     During 2002, the Company entered into solution arrangements with customers that resulted in or are expected to result in losses. The Company accrues these losses when it is probable and can be reasonably estimated. As of June 30, 2002, the Company evaluated such contracts and no losses on such contracts existed.

     The sale to Ascend of the assets relating to the speech and audio coding business did not include Voxware's rights and obligations under its then existing license agreements. We continue to derive revenue from existing licensees of our speech coding technology in the multimedia and consumer devices markets in the form of periodic license renewal fees, royalties and service fees. With the consent of Ascend, we may also license our speech coding technologies for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. Our licensing activity relating to the speech coding technologies had been decreasing prior to the sale to Ascend, and we expect this trend to continue. Furthermore, as we focus on voice-based systems for industrial markets, revenues from licenses of speech coding technologies will become a less significant portion of our revenues. For the fiscal year ended June 30, 2002, revenues related to the speech coding business accounted for 6% of total revenues for the year, while revenue from our voice-based solutions accounted for 94% of the fiscal year's revenues. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we are not dedicating significant resources to the development, marketing or licensing of our speech coding technologies.


Results of Operations

Fiscal 2002 Versus Fiscal 2001

Revenues

     Voxware recorded revenues of $4,501,000 for the year ended June 30, 2002 compared to revenues of $2,045,000 for the year ended June 30, 2001. The $2,456,000 increase in total revenues reflects an increase in product sales, license fees and service fees, offset by a decrease of $154,000 in royalties and recurring revenues. During the fiscal year ended June 30, 2002, Voxware recognized $4,232,000 (94%) of total revenue from the sale of voice-based solution products compared to $1,195,000 (58%) of total revenues during the prior fiscal year ended June 30, 2001. We expect that over time, sales of voice-based solutions will comprise the most significant portion of our revenue. Revenues from speech compression technologies for the year ended June 30, 2002 approximated $269,000(6%) of total revenues versus $850,000 (42%) of total revenues for the year ended June 30, 2001.

     Total product revenues increased $1,873,000 to $3,616,000 during fiscal year ended June 30, 2002 from $1,743,000 in the prior fiscal year ended June 30, 2001. The increase in total product revenues reflects an increase of $1,974,000 in product sales or $2,994,000 recognized in fiscal year ended June 30, 2002 compared to $1,020,000 of product sales recognized in the fiscal year ended June 30, 2001. During fiscal year ended June 30, 2002, Voxware recognized license fees of $389,000 compared to $336,000 during fiscal year ended June 30, 2001, resulting in a $53,000 increase. The increase in product revenues for fiscal year 2002 is reflective of our change in business focus towards the development, marketing and sale of our VoiceLogistics(TM) system. VoiceLogistics(TM) is a voice-based solution set of software, hardware and professional services designed specifically for use in warehouses, distribution centers and other industrial settings to enable workers to perform typical logistics tasks such as picking, receiving, returns processing, cycle counting and order entry through a speech interface. The Company has focused its efforts on developing the market for this product and has not aggressively pursued opportunities with its speech compression business. Royalties and recurring revenues are primarily related to the Company's speech compression business that was sold to Ascend, as discussed previously. The decrease in these revenues represents the decline in use of our speech coding products and we anticipate that revenues from the speech compression business will continue to decline. We believe the factors discussed in the "Overview" above are indicative of future revenues. For the fiscal years ended June 30, 2002 and 2001, 83% and 59% of the Company's product revenues were attributable to product sales, respectively, 11% and 19% were attributable to license fees, respectively, and 6% and 22% were attributable to royalties and recurring revenues, respectively.

     Service revenues were primarily attributable to customer maintenance support, fees for engineering services relating to our speech coding technologies business, and professional service fees relating to voice-based solutions. For the fiscal year ended June 30, 2002, service revenues totaled $885,000, reflecting an increase of $583,000 from service  revenues  of  $302,000  for the fiscal  year ended June 30,  2001.  The increase in service revenues is primarily attributable to the customer maintenance support revenues related to our VoiceLogitics product suite and professional service fees.


Cost of Revenues

     Cost of revenues increased $884,000 from $1,533,000 for the fiscal year ended June 30, 2001 to $2,417,000 for the fiscal year ended June 30, 2002. The increase in cost of revenues is attributable to increases in fixed costs associated with manufacturing as a percentage of cost of revenues.

     Cost of product revenues increased $812,000 from $1,185,000 in the fiscal year ended June 30, 2001 to $1,997,000 in the fiscal year ended June 30, 2002. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. As of June 30, 2002 and 2001, Voxware's manufacturing staff, comprised of four individuals, is included in cost of product revenues.

     Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $72,000 from $348,000 in the fiscal year ended June 30, 2001 to $420,000 in the fiscal year ended June 30, 2002. The increase in cost of service revenues was reflective of our professional services fees charged for the installation of VoiceLogistics in locations.

Operating Expenses

     Total operating expenses decreased by $4,387,000 (47%) to $4,840,000 in the fiscal year ended June 30, 2002 from $9,227,000 in the fiscal year ended June 30, 2001, excluding amortization and impairment of purchased intangibles totaling $4,099,000 and $4,902,000, respectively, for the year ended June 30, 2001, compared to $1,298,000 and $0 for the year ended June 30, 2002. A decrease in staff and the allocation of customer support, information technology and professional services to cost of revenues attributed to cost reductions in operations. As of June 30, 2002 headcount totaled 39 compared to 49 at June 30, 2001.

     Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Voxware's research and development expenses decreased $1,589,000 (48%) to $1,728,000 in the fiscal year ended June 30, 2002 from $3,317,000 in the fiscal year ended June 30, 2001. The decrease in research and development expenses is due to efficiences and reductions in cost of sales as a percentage of sales. As of June 30, 2002, the Company's research and development team comprised 23 compared to 27 at June 30, 2001.

     Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $2,097,000 (64%) to $1,166,000 in the fiscal year ended June 30, 2002 from $3,263,000 in the fiscal year ended June 30, 2001. The decrease in sales and marketing expenses resulted from a reductions in Company overhead and achievement of business objectives. Our sales and marketing staff decreased 30% over the prior year period ended June 30, 2001, as we combined sales personnel to strategically manage business opportunities. As of June 30, 2002, our sales and marketing personnel comprised 7 compared to 10 at June 30, 2001.

     General  and   administrative   expenses  consist   primarily  of  employee
compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $701,000 (26%) to $1,946,000 in the fiscal year ended June 30, 2002 from $2,647,000 in the fiscal year ended June 30, 2001. As of June 30, 2002, the general and administrative staff was 5, compared to 8 at June 30, 2001. The decrease in general and administrative expenses is due to the allocation of costs associated with the Information Technology department to cost of sales.

     Amortization of purchased intangibles totaled $1,298,000 for the fiscal year ended June 30, 2002 compared to $4,099,000 in fiscal year ended June 30, 2001. The amortization is attributable to the intangibles generated in the 1999 acquisition of Verbex and the April 2000 Inroad transaction. The intangibles for the Verbex transaction are being amortized over a four-year period and for the InRoad transaction were amortized over a three-year period. The decrease in amortization expense is a result of a full year of amortization of the InRoad transaction intangibles. The Company recorded a charge for the impairment of InRoad goodwill and purchased intangible assets as of June

30, 2001. During the fourth quarter of fiscal 2001, the Company planned a redesign of the hardware product that will most likely result in the phase-out of the InRoad technology that makes up a large portion of the VoiceLogistics hardware. This decision, combined with the company's recurring operating losses and negative cash flow, limited capital availability and significantly depressed stock price, resulted in a significant indicator of impairment. Pursuant to SFAS No. 121, the Company evaluated the recoverability of the Company's acquired long-lived assets, including goodwill and identifiable intangibles. During the fourth quarter of fiscal 2001, the Company determined that the undiscounted cash flow projections for the hardware component of the Verbex business segment (the hardware platform for the VoiceLogistics product as influenced by InRoad Technology) were lower than the carrying value of the related identifiable intangible assets. Accordingly, the Company adjusted the carrying value to the discounted cash flows of the assets to zero, resulting in a non-cash impairment charge of approximately $4,902,000. This had no impact on the Company's cash position.

Interest Income

     Interest income decreased $223,000 to $11,000 for the fiscal year ended June 30, 2002 from $234,000 for the fiscal year ended June 30, 2001. The decrease is primarily related to the decrease in Voxware's total cash, cash equivalents and short-term investments portfolio balance. As of June 30, 2002 Voxware's cash, cash equivalents and short-term investments portfolio totaled $6,000 compared to $561,000 at June 30, 2001.

Income Taxes

     As of June 30, 2002, we had approximately $27,000,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of June 30, 2002, a full valuation allowance has been provided on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset, primarily as a result of the operating losses incurred to date.

Gain on Writedown of Warrants to Fair Value

     On August 15, 2000, the Company completed a $4,000,000 private placement of Series A Preferred Stock and Warrants to Castle Creek Technology Partners, LLC. The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and Warrants sold to Castle Creek based on the relative fair value of each instrument. The fair value of the warrants was determined based on the Black-Sholes option-pricing model. As a result, the Company allocated approximately $807,000 to the warrants as of September 30, 2000. The warrants are classified as a liability in the accompanying consolidated balance sheets because the warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of June 30, 2002, the outstanding warrants are subject to variable accounting and were adjusted to the fair value of the warrants based upon the closing stock price as of that date. As a result, the Company adjusted the warrants to zero representing the fair market value as of June 30, 2002, using the Black-Sholes option-pricing model and recorded a gain on the write down of warrants to fair value of $23,000 and $784,000 for the year ended June 30, 2002 and 2001, respectively.

Gain on Sale of Tax Loss Carryforwards

     During 1999, the State of New Jersey passed legislation which allows New Jersey technology companies to apply for the transfer or sale of unused New Jersey state net operating losses and research and development tax credits for cash. Profitable companies can buy these losses and credits at a discount, thereby reducing their state tax obligation. Voxware applied to the State of New Jersey and received determination letters to sell up to approximately $14,900,000 of its New Jersey State net operating loss carryforwards. The Company sold $0 and $7,480,000 in fiscal year 2002 and 2001, respectively, of its New Jersey state net operating losses which, upon sale, provided Voxware none and $279,000 in cash. Voxware also received a determination letter from the State of New Jersey to sell $33,000 of its New Jersey State research and development credits which, upon the sale in December 2002 provided $27,000 in cash in fiscal year 2002.These amounts were recorded as a gain on sale of tax loss carryforwards in the accompanying Statements of Operations.

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

Asset Impairment Charge

     Periodically, the Company evaluates the recoverability of the net carrying value of its intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down was the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings (loss). On April 4, 2000, the Company purchased certain assets (primarily intangible) of InRoad, Inc. for 650,000 shares of common stock valued at $5,375,000 and 375,000 warrants to purchase common stock valued using the Black-Scholes pricing model. Substantially all of the purchase price was assigned to intangible assets acquired, amounting to $8,404,000, including all industrial and intellectual property rights including patents, trademarks, licenses, copyrights and proprietary processes. As of June 30, 2001, these intangibles have been fully amortized or written off. The asset purchase provided the Company with a voice-based hardware platform for the new VoiceLogistics(TM) product.


     As a result of management's analysis, and using the best information available, in the fourth quarter of the fiscal year ended June 30, 2001, the Company recorded an assets impairment charge related to the goodwill and intangible assets related to the prior acquisitions of certain assets of InRoad. Additionally, during the fourth quarter of 2001, management determined that approximately $4,902,000 of costs incurred had limited future value. As such, a charge related to the write off of these assets is included in impairment of intangible assets in the consolidated statements of operations for the year ended June 30, 2001. As of June 30, 2002, management has evaluated the carrying value of remaining intangibles (principally related to the Verbex acquisition) and has concluded that an impairment charge is not required.


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

Cost of Revenues

     Cost of revenues increased $664,000 from $869,000 for the fiscal year ended June 30, 2000 to $1,533,000 for the fiscal year ended June 30, 2001. The increase in cost of revenues is attributable to increases in fixed costs associated with manufacturing as a percentage of cost of revenues.

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

Operating Expenses

     Total operating expenses increased by $1,382,000 (18%) from $7,845,000 in the fiscal year ended June 30, 2000 to $9,227,000 in the fiscal year ended June 30, 2001, excluding amortization and impairment of purchased intangibles totaling $4,099,000 and $4,902,000, respectively, for the year ended June 30, 2001, compared to $1,989,000 for the year ended June 30, 2000. This increase is due to the addition of several departments to provide VoiceLogistics(TM) customers with a full service product offering. These departments include Information Technology, Customer Service and Professional Service departments. As of June 30, 2001 headcount totaled 49 compared to 39 at June 30, 2000.

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

     Amortization of purchased intangibles totaled $4,099,000 for the fiscal year ended June 30, 2001 compared to $1,989,000 in fiscal year ended June 30, 2000. The amortization is attributable to the intangibles generated in the 1999 acquisition of Verbex and the April 2000 Inroad transaction. The intangibles for the Verbex transaction are being amortized over a four-year period and for the InRoad transaction over a three-year period. The increase in amortization expense is a result of a full year of amortization of the InRoad transaction intangibles. The Company recorded a charge for the impairment of InRoad goodwill and purchased intangible assets as of June 30, 2001. During the fourth quarter of fiscal 2001, the Company planned a redesign of the hardware product that will most likely result in the phase-out of the InRoad technology that makes up a large portion of the VoiceLogistics hardware. This decision, combined with the company's recurring operating losses and negative cash flow, limited capital availability and significantly depressed stock price, resulted in a significant indicator of impairment. Pursuant to SFAS No. 121, the Company evaluated the recoverability of the Company's acquired long-lived assets, including goodwill and identifiable intangibles. During the fourth quarter of fiscal 2001, the Company determined that the undiscounted cash flow projections for the hardware component of the Verbex business segment (the hardware platform for the VoiceLogistics(TM) product as influenced by InRoad Technology) were lower than the carrying value of the related identifiable intangible assets. Accordingly, the Company adjusted the carrying value to the discounted cash flows of the assets to zero, resulting in a non-cash impairment charge of approximately $4,902,000. This had no impact on the Company's cash position.

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

Asset Impairment Charge

     Periodically, the Company evaluates the recoverability of the net carrying value of its intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings (loss). On April 4, 2000, the Company purchased certain assets (primarily intangible) of InRoad, Inc. for 650,000 shares of common stock valued at $5,375,000, 375,000 warrants to purchase common stock valued using the Black-Scholes pricing model. Substantially all of the purchase price was assigned to intangible assets acquired, amounting to $8,404,000, including all industrial and intellectual property rights including patents, trademarks, licenses, copyrights and proprietary processes. As of June 30, 2001, these intangibles have been fully amortized. The asset purchase provided the Company with a voice-based hardware platform for the new VoiceLogistics(TM) product.

     As a result of management's analysis, and using the best information available, in the fourth quarter of the fiscal year ended June 30, 2001, the Company recorded an assets impairment charge related to the goodwill and intangible assets related to the prior acquisitions of certain assets of InRoad. Additionally, during the fourth quarter of 2001, management determined that approximately $4,902,000 of costs incurred had limited future value. As such, a charge related to the write off of these assets is included in impairment of intangible assets in the consolidated statements of operations for the year ended June 30, 2001.

Liquidity and Capital Resources

     As of June 30, 2002, we had a total of $6,000 in cash and cash equivalents In December 2001 and February 2002, the Company completed a private placement of $1,865,000 of Series C Convertible Preferred Stock, which resulted in proceeds to the Company of approximately $1,566,000, net of transaction costs. In March 2001, we received $750,000 from the Ascend escrow account after fulfillment of indemnification obligations. Voxware also received $27,000 and $279,000, respectively, in December 2001 and 2000 from the sale of New Jersey State net operating losses. Also, in August 2000 the Company completed a private placement of $4,000,000 of Series A Convertible Preferred Stock, which resulted in proceeds to the Company of approximately $3,660,000, net of transaction costs. In addition, on April 19, 2001 the Company consummated a private placement of shares of common stock and common stock warrants to Castle Creek Technology Partners pursuant to the terms of a Securities Purchase Agreement. Net of transaction costs, the Company received $276,000. Since inception, we have primarily financed our operations through the sale of equity securities.

     Cash of $5,629,000, $7,109,000 and $1,851,000 was used to fund operations for the years ended June 30, 2000, 2001 and 2002, respectively. Cash used in operating activities for fiscal 2002 primarily consists of the net loss of $3,993,000, offset by amortization and depreciation $1,570,000. Cash used in operating activities in 2001 primarily consists of the net loss of $15,669,000 and the gain on the write-down of warrants, sale of tax loss carryforwards and assets of $784,000, $279,000 and $750,000, respectively, offset by amortization and depreciation of $4,413,000, stock-based compensation expense of $15,000 and the asset impairment charge of $4,902,000. In fiscal 2000, cash provided by investing activities totaled $3,375,000, which consisted of proceeds from the sale of net operating loss carry forwards totaling $501,000 and proceeds from the sale of assets to Ascend of $4,146,000, which were offset by $722,000 in net purchases of short-term investments, $259,000 in purchases of property and equipment, a payment of $240,000 related to the purchase of certain assets of InRoad, Inc. and $51,000 contingent purchase price adjustment to Verbex for the purchase of substantially all of the assets in February 1999. In fiscal 2001, cash provided by investing activities totaled $3,279,000 due to the sale of $2,707,000 of short-term investments, carryforwards and $750,000 received from the Ascend escrow account, offset by $457,000 of property and equipment purchases, $279,000 from the sale of net operating loss. In fiscal 2002, cash provided by investing activities totaled $29,000.

     For the years ended June 30, 2000, 2001 and 2002, cash provided by financing activities totaled $318,000, $3,888,000 and $1,267,000, respectively. A total of $318,000 of cash was provided by financing activities in fiscal 2000, reflecting $305,000 in proceeds from the exercise of common stock options and $13,000 from the issuance of common stock pursuant to the Employee Stock Purchase Plan. In fiscal 2001, $276,000 was provided by the private placement of common stock and common stock warrants, $3,660,000, net of transaction costs, from the issuance of Series A Convertible Preferred Stock and warrants consummated in August 2001 and offset by $48,000 from the repurchase of Series A Preferred Stock. In fiscal 2002, $1,566,000 was provided by the issuance of Series C Convertible Preferred Stock and Warrants consummated in December 2001.

     The Company has authorized 10,000,000 shares of Preferred Stock with a $0.001 par value per share. On August 29, 2001, all of the outstanding shares of Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred") were exchanged for Series B Mandatorily Redeemable Convertible
Preferred Stock ("Series B Preferred"). The Company also issued Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C Preferred") in December 2001 and February 2002. The Series B Preferred and Series C Preferred shares have a stated value of $1,000 per share. As of June 30, 2002, 2,750 shares of Series B Preferred and 1,840 shares of Series C Preferred were issued and outstanding.

     On August 15, 2000 the Company completed a $4,000,000 private placement of Series A Preferred and a warrant (the "Warrant") to purchase common stock to Castle Creek. The Company sold 4,000 shares of Series A Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $3,660,000, net of cash transaction costs. The Company is obligated to redeem the Series A Preferred 30 months from the closing. The Series A Preferred has a 7% dividend payable in cash or equity, at the election of the holder, and is convertible into Voxware common stock at an initial conversion price of $3.025 per share, subject to adjustment, as defined. In addition, Castle Creek received a Warrant to purchase 727,273 shares of common stock at an initial exercise price of approximately $3.44 per share, subject to adjustment set forth in the Warrant. The Company has the right to require conversion of the Series A Preferred, and to redeem the Warrant, if its common stock reaches certain price levels over a specified period of time. The preferred stockholders have certain registration rights, as defined.

     The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and Warrant sold to Castle Creek based on the relative fair value of each instrument. The fair value of the Series A Preferred was determined based on a discounted cash flow analysis and the fair value of the Warrant was determined based on the Black-Sholes option-pricing model. As a result, the Company initially allocated approximately $2,774,000 and $807,000 to the Series A Preferred and Warrant, respectively. After considering the allocation of the proceeds to the Series A Preferred and Warrant, the Company determined that the Series A Preferred contained a beneficial conversion feature
(BCF). The Company recorded the BCF in the amount of approximately $1,244,000, in a manner similar to a dividend during the quarter ended September 30, 2000. The Warrant has been classified as a liability in the accompanying consolidated balance sheet because the Warrant gives the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of June 30, 2002, the outstanding Warrant was adjusted to the fair value of the Warrant based upon the closing stock price as of that date. As a result, the Company adjusted the Warrant to zero, representing the fair market value as of June 30, 2002, using the Black-Sholes option-pricing model, and recorded a gain on the write down of the Warrant to fair value of $23,000 for the period ended June 30, 2002.

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

     On August 29, 2001 the Company issued 708,656 remedy warrants to Castle Creek. These remedy warrants allow Castle Creek to purchase shares of common stock at $0.01 per share and expire on August 28, 2011. Using the Black-Scholes option-pricing model, the Company determined the fair value of the remedy warrants to be $139,000. The Company recorded the issuance of the remedy warrants as a Preferred Stock dividend during the quarter ended September 30, 2001. Through June 30, 2002, Castle Creek exercised 708,656 of the remedy warrants, resulting in gross proceeds of $7,087.

     In August of 2001, the Company exchanged its Series A Preferred for shares of Series B Preferred. As the term, rights and preferences of the Series B are substantially similar to those of the Series A, the Company recorded the exchange based upon the carrying value of the Series A Preferred.

     The Company has accreted the Series A Preferred and is accreting Series B Preferred to their redemption values using the effective interest method through the redemption period of 30 months. Accordingly, the Company recorded $1,382,000 and $652,000 of accretion during the years ended June 30, 2002 and 2001, respectively.

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

     In August 2000, the contingent BCF was measured at zero. As a result, the dividend was calculated based on the difference between the reduced conversion price ($0.34) and the fair value of the common stock issuable upon conversion of the Series A Preferred as of April 19, 2001. The charge for the BCF is limited to the carrying value of the Series A Preferred after the initial allocation of the cash proceeds received from the Series A Preferred and the Warrant. At April 19, 2001, the Company recorded a $1,669,000 dividend charge for the contingent BCF. Through August 31, 2001, the Series A holders converted 319 shares of Series A Preferred into 1,043,003 shares of common stock at an exercise price of $0.34. Through June 30, 2002, Castle Creek elected to convert shares of Series B Preferred into shares of common stock as follows:

                                            Shares
                          --------------------------------------------
               Date        Series B Preferred              Common
                          ---------------------       ----------------
    November 8, 2001                 40                       271,826
    November 19, 2001                50                       340,208
    November 26, 2001                40                       272,653
    November 29, 2001                75                       511,497
    December 11, 2001               106                       724,462
    June 21, 2002                    50                       312,500
                          ---------------------       ----------------
                                    361                     2,433,146


     For all transactions through June 2002, each share of Series A or Series B Preferred, plus the applicable dividend, converted into a number of common shares at conversion prices ranging from $0.16 per share to $0.34 per share. At the August 2001 conversion, the conversion price was re-adjusted to the average of the five lowest closing bid prices during the last ten days before the conversion ($0.19). The conversion price was again re-adjusted to $0.16 in accordance with the August 2000 agreement. Per the August 2000 agreement, any reset of the conversion price would result in a BCF limited as defined above. As the limit was reached on the April 2001 BCF, no BCF was recorded in conjunction with the August 2001 or October 2001 resets.

     On December 12, 2001, the Company completed a $1,765,000 private placement of Series C Preferred and common stock warrants to purchase 5,944,219 shares of common stock to various accredited investors. On February 1, 2002, the Company also received $100,000 in cash from an additional accredited investor in connection with this private placement. In total, the Company issued 1,865 shares of Series C Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $1,566,000, net of transaction costs. In addition to the cash transaction costs, the Company issued warrants to investment advisors as finder's fees to acquire 458,165 shares of common stock as of June 30, 2002. The exercise price for the warrants issued as finder's fees is $0.1255 per share, and the warrants expire in five years. Using the Black-Scholes option-pricing model, the Company determined the fair value of the warrants to be $350,000. The Company is obligated to redeem the Series C Preferred 36 months from the closing. The Series C Preferred have a 7% dividend payable in cash or equity, at the election of Voxware, and are convertible into Voxware common stock at an initial conversion price of $0.1255 per share, subject to adjustment, as defined in the transaction documents. In addition, the investors have received warrants to purchase 5,944,219 shares of common stock at an exercise price of $0.1255 per share and expire five years from the date of closing. The Series C Preferred stockholders have certain registration rights, as defined in the transaction agreements.

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

     The Company is accreting the Series C Preferred to their redemption value using the effective interest method through the redemption period of 36 months. Accordingly, the Company recorded $367,000 of accretion during the year ended June 30, 2002.

     The Series C Preferred are convertible into shares of common stock on the date of issuance. After considering the allocation of the proceeds to the Series C Preferred and the additional purchase warrants, the Company determined that the Series C Preferred contained a BCF. The Company recorded the BCF as a reduction of the Series C and an increase to additional paid-in capital in the amount of approximately $350,000. In accordance with Emerging Issues Task Force 00-27, the BCF is being amortized over the redemption period of 36 months using the effective interest method, and is being recorded in a manner similar to a dividend during the period ended June 30, 2002. As a result, the Company recorded approximately $82,000 as a BCF treated as a dividend during the quarter ended June 30, 2002.

     On February 7, 2002 and March 12, 2002, Castle Creek exercised 100,000 and 108,656, respectively of remedy warrants. These exercises resulted in gross proceeds of $2,087. As of June 30, 2002, there were no remedy warrants outstanding.

     On February 8, 2002, Castle Creek exercised a purchase warrant to purchase 714,000 shares of common stock in connection with the April 19, 2001 Securities Purchase Agreement. The exercise price was $0.13 per share, resulting in cash proceeds of $93,000. Simultaneously, the Company applied the proceeds received to retire 84 shares of Series B Preferred. As of June 30, 2002, there was an additional purchase warrant to purchase the remaining 714,000 shares of common stock under the April 19, 2001 Securities Purchase Agreement.

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties, frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Since its inception, the Company has incurred significant losses and, as of June 30, 2002, the Company had an accumulated deficit of $47,834,000, including $2,401,000 from accretion of preferred stock to redemption value and $2,995,000 from the beneficial conversion feature as a result of the Castle Creek and Series C transactions consummated in August 2000, April 2001, and December 2001. Management believes that unless the Company is able to secure additional financing in the short-term, its cash and cash equivalents and short-term investments will not be adequate to meet the Company's cash requirements over the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and uncertainty. The Company has minimal cash on hand as of September 30, 2002 and management is in current negotiations to secure all or at least a portion of its financing required for the next twelve months. There can be no assurance that the negotiations will be successful and result in financing for the Company. If such financing is not obtained, the Company will have to curtail a significant portion or all of its operations.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not usually utilize derivative financial instruments in our investment portfolio. However, in conjunction with the August 2000 and December 2001 private placement transactions, the Company issued derivative financial instruments in the form of warrants, which are indexed to the Company's own stock. The value of the warrants fluctuates with the market value of the Company's common stock.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required by this Item are included in this Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company and their respective ages and principal occupations are as follows:

            Name               Age      Offices with the Company          Class
            ----               ---      ------------------------          -----

Bathsheba J. Malsheen, Ph.D..  51   President, Chief Executive Officer
                                    and Director                            III
Nicholas Narlis..............  42   Senior Vice President, Chief Financial
                                    Officer, Secretary and Treasurer
David B. Levi (1)(2).........  69   Director                                 II
Eli Porat (1)(2).............  56   Director                                  I

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

     Eli Porat has served as a Director of the Company since August 1998. Mr. Porat is CEO and Director of Tvia, Inc., a leading provider of broadband gateway semiconductor solutions for the broadband digital TV and Internet-enabled markets. Mr. Porat has served as Executive CEO of Open Grid, a leader in mobile business solutions focusing on the travel and conference industries, and as Chairman and CEO of Ensemble Solutions Inc., a provider of electronic distribution through a suite of electronic business products, since August 1997. From May 1996 to August 1997 he was a General Partner of DEFTA partners, a venture capital group specializing in Internet telephony investments. From 1991 to May 1996, Mr. Porat was the President and CEO of DSP Group, Inc., a developer of digital signal processing cores used in a wide range of applications such as wireless communications, telephony and personal computers. Prior to 1991 Mr. Porat held various senior-level positions with ZYMOS Computer Systems Inc., Sytek Inc. and Intel Corporation. He also serves on the Board of Directors of Starfish Software, Inc., a leading supplier of core device, server and desktop technologies for wireless and wire line connected information devices. Mr. Porat has an M.S.E.E.C.S. and a B.S.E.E.C.S. from the University of California at Berkley.

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

ITEM 11.      EXECUTIVE COMPENSATION.

     The following table provides information concerning compensation paid to or earned for the fiscal years ended June 30, 2002, 2001, and 2000 the Chief Executive Officer of Voxware and the next most highly compensated executive officer during the fiscal year ended June 30, 2002.

                           Summary Compensation Table

                                                                                       Long Term
                                               Annual Compensation Compensation       Compensation
                                               --------------------------------       ------------
                                                                                      Securities
                                               Fiscal                                  Underlying      All Other
Name and Principal Position                    Period    Base Salary       Bonus        Options     Compensation (1)
---------------------------                    ------    -----------       -----        -------     ----------------

Bathsheba J. Malsheen, Ph.D.................    2002       $163,875          --            --            $ ---
   President and                                2001       $231,109       $ 87,209         --            $ ---
   Chief Executive Officer (2)                  2000       $209,376       $102,521      300,000          $ ---

Nicholas Narlis.............................    2002       $138,806          --            --            $ ---
  Senior Vice President, Chief Financial,       2001       $170,088       $ 63,750         --            $2,551
  Officer, Secretary and Treasurer              2000       $155,000       $ 71,875      200,000          $2,362

--------

(1) All Other Compensation for Mr. Narlis consists of $1,099, $2,551 and $2,362, in Voxware contributions to Mr. Narlis' account under our 401(k) Plan in fiscal 2002, 2001 and 2000, respectively.

(2) Dr. Malsheen joined Voxware in October 1996, and became an executive officer in May 1997.

                        Option Grants in Last Fiscal Year

     No stock options were granted to the Named Executive officers during fiscal 2002.

     The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers on June 30, 2002.


                          Fiscal Year-End Option Values

                                                   Number of Securities            Value of Unexercised
                                              Underlying Unexercised Options  In-the-Money Options at Fiscal
                                                                                       Year-End (1)
                                              ------------------------------- --------------------------------
Name                                          Exercisable     Unexercisable   Exercisable     Unexercisable
----                                          ------------    -------------   ------------    -------------
Bathsheba J. Malsheen, Ph.D...............      810,000         150,000          $ --             $ --

Nicholas Narlis...........................      383,125         96,875           $ --             $ --

(1) Based on the difference between $0.05, which was the closing price per share on June 30, 2002, and the exercise price of the option.

Employment Agreements

     Bathsheba J. Malsheen, Ph.D., President and Chief Executive Officer of Voxware, has a three-year employment agreement with Voxware which commenced in August 1998. Dr. Malsheen currently receives an annual base salary of $184,680, and also receives allowances for residential and vehicle lease payments.

     Nicholas Narlis, Vice President, Chief Financial Officer and Treasurer of Voxware, has a three-year employment agreement with Voxware which commenced in August 1998. Mr. Narlis currently receives an annual base salary of $153,090.

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

     In addition, commencing on the date of the 1998 meeting, we have paid $1,000 to each non-employee director attending any regular or special meeting of the Board of Directors, and $500 to each non-employee director attending any regular or special meeting of any Committee of the Board of Directors. Since April_, 2001, all non-employee directors have volunteered to not be paid for attending any regular or special meeting of any committee of the Board of Directors until further notice.


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

     Factors. The principal factors which the Compensation Committee considered with respect to each executive officer's compensation for fiscal 2002 are summarized below. The Compensation Committee may however, in its discretion, apply entirely different factors with respect to executive compensation for future years.

          o Base Salary. The base salary for each executive officer is determined on the basis of the following factors: experience, personal performance, the salary levels in effect for comparable positions within and without the industry, and internal base salary comparability considerations. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate. Base salaries are generally reviewed on an annual basis, with adjustments made in accordance with the factors indicated above. The Compensation Committee utilized specific compensation information available for similar positions at competitor companies for comparative compensation purposes in determining base salaries for fiscal 2002.

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

               The number of shares subject to each option grant is set at a level intended to create meaningful opportunity for appreciation based on the executive officer's current position with Voxware, the base salary associated with that position, the size of comparable awards made to individuals in similar positions within the industry, and the individual's personal performance in recent periods. The Compensation Committee also considers the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of our executive officers

     CEO Compensation. In determining the compensation payable to our Chief Executive Officer, the Compensation Committee considered the CEO's performance in fiscal 2002 and Voxware's performance, taking into account our change in business focus to a voice-based logistics solutions business.

     Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code generally denies a federal income tax deduction for compensation exceeding $1,000,000 paid to the CEO or any of the four other highest paid executive officers, excluding performance-based compensation. Through June 30, 2002, this provision has not affected our tax deductions, but the Committee will continue to monitor the potential impact of Section 162(m) on our ability to deduct executive compensation.

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


                               [GRAPHIC OMMITTED]

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2002, by (i) each person or group who is known by Voxware to own beneficially more than 5% of our common stock,
(ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all executive officers and directors as a group. Unless indicated otherwise, the address of each of these persons is c/o Voxware, Inc., Lawrenceville Office Park, 168 Franklin Corner Road, Princeton, New Jersey 08648.


                                            Number of Shares    Percentage of
                                           Beneficially Owned       Shares
Name and Address of Beneficial Owner            (1)(2)        Beneficially Owned
------------------------------------       ------------------ ------------------
Castle Creek Technology Partners, LLC(3)....   4,441,427             11.3%
Bathsheba J. Malsheen, Ph.D.(4).............     847,125              2.2%
Nicholas Narlis(5)..........................     402,750              1.2%
David B. Levi(6)............................     112,192              6.1%
Eli Porat(7)................................      84,711                *
Scorpion Nominees Limited...................   7,808,766             19.9%
All Directors and Executive Officers
as a group (4 persons)......................   3,773,631             10.0%

--------
 *Less than 1% of outstanding shares of our common stock.
(1) Number of shares beneficially owned is determined by assuming that options or other common stock equivalent that are held by such person or group (but not those held by any other person or group) and which are exercisable or convertible within 60 days have been exercised or converted.
(2) Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.
(3) Includes 1,483,078 shares of common stock issuable upon the conversion of the Series B Preferred Stock without any price adjustments, 727,273 shares of common stock issuable upon the conversion of the 2000 Warrant without any price adjustments, 2,231,076 shares of common stock issuable upon conversion of Series C Preferred and warrants.
(4) Includes 838,125 shares of our common stock issuable upon the exercise of stock options.
(5) Includes 398,750 shares of our common stock issuable upon the exercise of stock options. Includes 55,777 shares of common stock issuable upon conversion of Series B Preferred Stock and warrants.
(6) Includes 67,083 shares of our common stock issuable upon the exercise of stock options.
(7) Includes 70,417 shares of our common stock issuable upon the exercise of stock options. Includes 2,231,076 shares of common stock issuable upon conversion of Series B Preferred Stock and warrants.
(8) Includes 1,808,766 shares of common stock issuable upon conversion of Series B Preferred Stock and warrants.

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

     2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule for each of the years ended June 30, 2000, 2001 and 2002, is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of the Company.

                                  VOXWARE, INC.
                 Schedule II--Valuation and Qualifying Accounts
                    Years Ended June 30, 2000, 2001 and 2002
                                 (in thousands)

Allowance for doubtful accounts:



                             Balance at   Charged
                             Beginning    to Costs                   Balance at
                             of Period  and Expenses   Deductions  End of Period
                             ---------  ------------   ----------  -------------
Year ended June 30, 2000       $ 361       $ 15          $ 232         $ 144
                               =====       ====          =====         =====


Year ended June 30, 2001       $ 144       $ --          $ --          $ 144
                               =====       ====          ====          =====


Year ended June 30, 2002       $ 144       $ --          $ 50           $ 94
                               =====       ====          ====           ====


Inventory reserves:



                             Balance at   Charged
                             Beginning    to Costs                   Balance at
                             of Period  and Expenses   Deductions  End of Period
                             ---------  ------------   ----------  -------------
Year ended June 30, 2000       $ 190       $ --           $ --          $ 190
                               =====        ====          ====          =====


Year ended June 30, 2001       $ 190       $ 116          $ 150         $ 156
                               =====       =====          =====         =====


Year ended June 30, 2002       $ 156       $ 100           $ 13         $ 243
                               =====       =====           ====         =====



Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included in this Form 10-K

     3. CONTROLS AND PROCEDURES. Not applicable.

     4. EXHIBITS. The following is a list of Exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

Exhibit No.                Description
----------                 -----------

     2.1 Asset Purchase Agreement dated as of February 4, 1999 by and between Ascend Communications, Inc. and Voxware, Inc.**(1)
     2.2 Acquisition Agreement by and among Voxware, Inc., Verbex Acquisition Corporation and Verbex Voice Systems, Inc. dated as of February 4, 1999.**(1)
     2.3 Acquisition Agreement dated as of April 4, 2000 by and among Voxware, Inc., Verbex Acquisition Corporation and InRoad, Inc.**(3)
     3.1  Certificate of Incorporation, as amended.**(2)
     3.2  Bylaws.**(2)
     3.3 Certificate of designations for the Series A Preferred Stock as filed with the Secretary of State of the state of Delaware on August 14, 2000, as amended.**(4)
     3.4 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, as filed with the Secretary of State of the state of Delaware on August 29, 2001.**(6)
     4.1  Form of Warrant issued to InRoad, Inc.**(3)
     4.2  Warrant issued to Stratos Product Development, LLC.**(3)
     4.3 Stock purchase warrant, dated as of August 15, 2000, issued to Castle Creek Technology Partners, LLC.**(4)
     4.4 Stock restriction and registration rights agreement, dated April 4, 2000 among Voxware, Inc., Verbex Acquisition Corporation, InRoad, Inc. and Stratos Product Development LLC.**(3)
     4.5 Common Stock Purchase Warrant, dated as of April 19, 2001, issued to Castle Creek Technology Partners, LLC.**(7)
     4.6 Form of Warrant issued to Institutional Finance Group, Inc., dated August 15, 2000.**(9)
     4.7  Form of 10% Convertible Debenture dated October 2, 2002.*
     4.8 Shareholders Agreement dated October 2, 2002 among the Company, Voxware, NV and the Shareholders of Voxware NV.*
     10.1 Voxware, Inc. 1994 Stock Option Plan.**(2)
     10.2 Form of Voxware, Inc. Stock Option Agreement.**(2)
     10.3 Form of Indemnification Agreement.**(2)
     10.4 Securities Purchase Agreement, dated as of August 10, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)
     10.5 Registration Rights Agreement, dated as of August 15, 2000 by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)
     10.9 Technology Transfer Agreement Effective May 19, 1995, between Suat Yeldener Ph.D. and Voxware, Inc.**(2)
    10.10 Exchange Agreement, dated as of August 29, 2001 by and between the Company and Castle Creek Technology Partners, LLC, together with the form of New Warrant and Remedy Warrant attached as exhibits thereto.**(6)
    10.11 Securities Purchase Agreement, dated as of April 19, 2001, by and between the Company and Castle Creek Technology Partners, LLC, together with the form of Additional Share Warrant as an exhibit thereto.**(7)
    10.12 Registration Rights Agreement, dated as of April 19, 2001, by and between the Company and Castle Creek Technology Partners, LLC, together with the form of Remedy Warrant as an exhibit thereto.**(7)
    10.13 The Company's 1998 Stock Option Plan for Outside Directors.**(8)
    10.14 Plan to Pay Non-Employee Directors an Annual Retainer.**(8)
    10.20 1996 Employee Stock Purchase Plan.**(2)
    10.23 Loan Modification Agreement dated May 9, 2000 between Silicon Valley Bank and the Company.**(3)
    10.24 Employment Agreement dated August 13, 1998, with Bathsheba J. Malsheen.**(5)
    10.25 Employment   Agreement   dated   August  13,   1998,   with   Nicholas
          Narlis.**(5)
    23.1  Consent of WithumSmith + Brown, PC.*

-----------
*    Filed herewith.
** Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:
(1) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1998.
(2) Filed in connection with Registration Statement on Form S-1 (File Number 33-08393).
(3) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000.
(4) Filed in connection with the Company's current report on Form 8-K that was filed on August 16, 2000.
(5) Filed in connection with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998.
(6) Filed in connection with the Company's registration statement on Form S-2 (File Number 33-68646).
(7) Filed inconnection with the Company's current report on Form 8-K that was filed on April 20, 2001.
(8) Filed in connection with the Company's registration statement on Form S-8 (File Number 33-33342).
(9) Filed in connection with the Company's registration statement on Form S-3 (File Number 33-51358).
+    Confidential treatment has been granted for portions of such document.

     5. REPORTS ON FORM 8-K. On August 28, 2002 and August 30, 2002, the Company filed a Form 8-K and Form 8-K/A, respectively, reporting on Item 4 of Form 8-K, Change in Registrant's Certifying Accountant. Such reports reported the Company's dismissal of Arthur Andersen LLP as the Company's independent auditors and the engagement of WithumSmith + Brown, PC as the Company's new auditors

                                   SIGNATURES

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/Bathsheba J. Malsheen   President, Chief Executive Officer and     October 15, 2002
-------------------------  Director (principal executive officer)
   Bathsheba J. Malsheen


/s/Nicholas Narlis         Senior Vice President, Chief Financial     October 15, 2002
-------------------------  Officer, Secretary and Treasurer
   Nicholas Narlis        (principal financial officer and principal
                           accounting officer)

/s/David B. Levi           Director                                   October 15, 2002
-------------------------
   David B. Levi

/s/Eli Porat               Director                                   October 15, 2002
-------------------------
   Eli Porat

                                       44

                                 CERTIFICATIONS

      I, Bathsheba J. Malsheen, Ph.D., certify that:
      ---------------------------------------------
     1.   I have reviewed this annual report on Form 10-K of Voxware, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: October 15, 2002
                                         /s/ Bathsheba J. Malsheen
                                         -------------------------
                                         Bathsheba J. Malsheen, Ph.D.
                                         President, Chief Executive Officer and
                                         Director
                                         (principal executive officer)



      I, Nicholas Narlis, certify that:
      ---------------------------------
     1.   I have reviewed this annual report on Form 10-K of Voxware, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 15, 2002
                                   /s/ Nicholas Narlis
                                   -------------------------------------------
                                   Nicholas Narlis
                                   Senior Vice President, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal financial and accounting officer)

                          VOXWARE, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Certified Public Accountants.......................  F-2
Consolidated Balance Sheets...............................................  F-4
Consolidated Statements of Operations.....................................  F-5
Consolidated Statements of Stockholders' Equity (Deficit).................  F-6
Consolidated Statements of Cash Flows.....................................  F-7
Notes to Consolidated Financial Statements................................  F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Voxware, Inc.:

     We have audited the accompanying consolidated balance sheet of Voxware, Inc. and subsidiary as of June 30, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voxware, Inc. and Subsidiary as of June 30, 2002 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14 (a) 2 for the year ended June 30, 2002 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic 2002 financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ WithumSmith + Brown, PC


Princeton, New Jersey
October 14, 2002

The following report is a copy of a previously issued Report of Independent Public Accounants. This report relates to the prior years' financial statements. This report has not been reissued by Arthur Andersen LLP.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Voxware, Inc.:

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


                                      Arthur Andersen LLP


Princeton, New Jersey
September 28, 2001


                          VOXWARE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                            June 30,
                                                                 --------------------------------
                                                                 ---------------  ---------------
                                                                       2002            2001
                                                                 ---------------  ---------------
                                                                        (In thousands, except
                                                                      share and per share data)

                                  ASSETS
Current assets:
  Cash and cash equivalents....................................     $     6         $    561
  Short-term investments.......................................          --               17
  Accounts receivable, net.....................................       1,315              849
  Inventory, net...............................................         678            1,098
  Prepaid expenses and other current assets....................          82              360
                                                                  ----------      ------------
     Total current assets......................................       2,081            2,885
Property and equipment, net....................................         297              584
Intangible assets, net.........................................         769            2,066
Other assets, net .............................................          44              278
                                                                  ----------      ------------
                                                                   $  3,191         $  5,813
                                                                  ==========      ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses.......................    $  2,080         $  1,743
  Deferred revenues...........................................         387              569
                                                                 ----------      ------------
      Total current liabilities...............................       2,467            2,312

Commitments and contingencies

Warrants to purchase common stock.............................          --               23

Series A mandatorily  redeemable  convertible  preferred stock
  (liquidation value $0 and $3,811,140, respectively).........          --            3,193

Series B mandatorily  redeemable  convertible  preferred stock
  (liquidation value $2,894,375 and $0, respectively)..........      2,900               --

Series C mandatorily  redeemable  convertible  preferred stock
  (liquidation value $1,839,904 and $0, respectively)..........      1,299               --

Stockholders' equity (deficit):
  Common stock, $.001 par value, 180,000,000 and 60,000,000
   shares authorized; 21,573,860 and 15,770,687 shares issued
   and outstanding at June 30, 2002 and 2001, respectively.....         21               16
     Additional paid-in capital................................     44,338           42,070
     Deferred compensation.....................................         --               (1)
     Accumulated deficit.......................................    (47,834)         (41,800)
                                                                  ----------      ------------
        Total stockholders' equity (deficit)...................     (3,475)             285
                                                                  ----------      ------------
                                                                  $  3,191         $  5,813
                                                                  ==========      ============

   The accompanying notes are an integral part of these financial statements.


                          VOXWARE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Year Ended June 30,
                                                                       ------------------------------------------------

                                                                             2002             2001             2000
                                                                        -------------    -------------   ---------------
                                                                             (In thousands, except per share data)
Revenues:
   Product revenues:
     Product revenues...........................................          $  2,994          $ 1,020          $ 1,419
     License fees...............................................               389              336            1,668
     Royalties and recurring revenues...........................               233              387              488
                                                                      ---------------  --------------   ---------------
        Total product revenues..................................             3,616            1,743            3,575
   Service revenues:
        Service revenues........................................               885              302              226
                                                                      ---------------  --------------   ---------------
   Gross revenue                                                             4,501            2,045            3,801
Cost of revenues:
   Cost of product revenues.....................................             1,997            1,185              799
   Cost of service revenues.....................................               420              348               70
                                                                      ---------------  --------------   ---------------
     Total cost of revenues.....................................             2,417            1,533              869
                                                                      ---------------  --------------   ---------------
                Gross profit....................................             2,084              512            2,932
                                                                      ---------------  --------------   ---------------
Operating expenses:
   Research and development.....................................             1,728            3,317             2,835
   Sales and marketing..........................................             1,166            3,263             2,870
   General and administrative...................................             1,946            2,647             2,140
   Amortization of purchased intangibles........................             1.298            4,099             1,989
   Asset impairment charge......................................                --            4,902                --
                                                                      ---------------  --------------   ---------------
    Total operating expenses....................................             6,138           18,228             9,834
                                                                      ---------------  --------------   ---------------
     Operating loss.............................................            (4,054)         (17,716)           (6,902)
Interest income.................................................                11              234               357
Gain on write down of warrants to fair value....................                23              784                --
Gain on sale of tax loss carryforwards..........................                27              279               501
Gain on sale of assets..........................................                --              750             3,799
                                                                      ---------------  --------------   ---------------
Net loss........................................................         $  (3,993)        $(15,669)         $ (2,245)
                                                                      ===============  ==============   ===============
Accretion of preferred stock to redemption value................            (1,749)            (652)               --
                                                                      ===============  ==============   ===============
Beneficial conversion feature treated as a dividend.............               (82)          (2,913)               --
                                                                      ===============  ==============   ===============
Warrants issued to preferred stockholders treated as a dividend.              (480)              --                --
                                                                      ===============  ==============   ===============
Net loss applicable to common shareholders......................          $ (6,304)       $ (19,234)         $ (2,245)
                                                                      ===============  ==============   ===============
Basic and diluted net loss per share applicable to common
shareholders....................................................          $  (0.34)       $   (1.32)         $  (0.16)
                                                                      ===============  ==============   ===============
Weighted average number of common shares outstanding............            18,575           14,517            13,667
                                                                      ===============  ==============   ===============





   The accompanying notes are an integral part of these financial statements.


                          VOXWARE, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                   Stockholders Equity
                                        ----------------------------------------------------------------------------
                                                                                 Accumulated
                                                          Additional                Other
                                       Common Stock        Paid-in   Deferred    Comprehensive  Comprehensive  Accumulated
                                       Shares     Amount   Capital  Compensation     Loss           Loss         Deficit     Total
                                       ------     ------   -------  ------------     ----           ----         -------     -----
                                                                  (in thousands, except share data)

Balance, June 30, 1999...............13,381,367   $ 13    $ 29,995       --         $  4                        (20,303)    9,709
   Exercise of Common stock options..   220,546     --         305       --           --                             --       305
   Issuance of common stock pursuant
    to Employee Stock Purchase Plan..    19,570     --          13       --           --                             --        13
   Directors' stock based compensation
    expense..........................    24,294     --          40       --           --                             --        40
   Issuance of common stock in
    connection with the purchase of
    certain assets of InRoad, Inc....   650,000      1       8,236       --           --                             --      8,237
   Option grants to consultants......        --     --         141     (141)          --                             --         --
Comprehensive loss:
   Net loss..........................        --     --          --       --           --          $ (2,245)      (2,245)    (2,245)
   Unrealized loss on available-for-
    sale securities..................        --     --          --       --           (6)               (6)          --         (6)
                                                                                                  ----------
   Comprehensive loss................                                                             $ (2,251)
                                                                                                  ==========
Balance, June 30, 2000...............14,295,777    $ 14   $ 38,730    $ (141)        $ (2)                     $ (22,548)   $ 6,053
  Directors' stock based compensation
   expense...........................    34,483      --         10       --            --                            --         10
  Conversion of Series A Preferred
   Stock.............................   726,427       1        246       --            --                            (4)       247
  Sale of common stock...............   714,000       1        227       --            --                                      224
   Beneficial conversion feature
    treated as a dividend............        --      --      2,913       --            --                        (2,913)
   Warrants granted as finders fee
    for sale of Series A Preferred
    Stock............................        --      --         79       --            --                            --         79
   Accretion of preferred stock to
    redemption value.................        --      --         --       --            --                          (652)      (652)
   Repurchase of Series A............        --      --         --       --            --                           (14)       (14)
   Amortization of deferred
    compensation.....................        --      --         --        5            --                            --          5
   Option grants to consultants......        --      --       (135)     135            --                            --         --
Comprehensive loss:
   Net loss..........................        --      --         --       --            --         $(15,669)     (15,669)    (15,669)
   Realized loss on available-for-sale
    securities.......................        --      --         --       --             2                2           --           2
                                                                                                  ---------
   Comprehensive loss................        --      --         --       --                       $(15,667)          --         --
                                                                                                  ==========
Balance, June 30, 2001............... 15,770,687   $ 16   $ 42,070    $  (1)                                   $ (41,800)   $  285
   Directors' stock based compensation
    expense..........................                                                                                            1
Amortization of Beneficial conversion
   feature............................               --                                                               82        82
Conversion of Series B Preferred
   Stock.............................. 2,749,722      2         25                                                 1,089         1
Conversion of Series C Preferred
   Stock.............................    202,792     --        283                                                             286
Sale of common stock.................. 2,850,656      3                                                                        286
Beneficial conversion feature treated
   as a dividend......................                         349                                                             349
   Warrants issued to preferred
    shareholders......................                         138                                                  (139)     (139)
Accretion of preferred stock to
   redemption value...................                                                                            (1,750)   (1,750)
Sale of Prefered Stock and Warrants...                         394                                                    70       454
Repurchase of Series A................
Amortization of deferred Compensation...
Option grants to consultants..........
Comprehensive loss:
   Net loss...........................                                                              (3,993)
   Realized loss on available-for-sale
    securities........................                                                              ---------
   Comprehensive loss.................                                                              (3,993)       (3,993)   (3,993)
                                                                                                    ---------   --------- ---------
Balance, June 30, 2002............... 21,573,860     21     44,338                     --           (3,993)      (47,834)   (3,475)
              === =====               ==========     ==     ======                                  ======       =======    ======

   The accompanying notes are an integral part of these financial statements.


                          VOXWARE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                Year Ended June 30,
                                                                               ------------------------------------------------
                                                                                   2002             2001             2000
                                                                               --------------   --------------  ---------------
Operating Activities:
   Net loss........................................................             $ (3,993)        $ (15,669)       $ (2,245)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization................................                 1,570             4,413           2,265
     Provision for doubtful accounts..............................                    --                --              15
     Gain on write-down of warrants to fair value.................                   (23)             (784)             --
     Gain on sale of tax loss carryforwards.......................                   (27)             (279)           (501)
     Gain on sale of assets.......................................                    --              (750)         (3,799)
     Stock based compensation expense.............................                     1                15              40
     Asset impairment charge......................................                    --             4,902              --
   Changes in assets and liabilities:
     Accounts receivable..........................................                  (466)              133              (8)
     Inventory....................................................                   420                (9)           (761)
     Prepaid expenses and other current assets....................                   278              (113)            (13)
     Restricted cash..............................................                    --                --             604
     Other assets, net............................................                   234               107              66
     Accounts payable and accrued expenses........................                   337               745            (887)
     Deferred revenues............................................                  (182)              374            (336)
     Deferred rent................................................                    --              (194)            (69)
                                                                               --------------   --------------  ---------------
        Net cash used in operating activities.....................                (1,851)           (7,109)         (5,629)
                                                                               --------------   --------------  ---------------
Investing Activities:
   Purchases of short-term investments............................                    --                --         (15,163)
   Proceeds from sales and maturities of short-term investments...                    17             2,707          14,441
   Purchases of property and equipment............................                   (15)             (457)           (259)
   Proceeds from sale of tax loss carryforwards...................                    27               279             501
   Proceeds from sale of assets...................................                    --               750           4,146
   Purchase of certain assets of Inroad, Inc......................                    --                --            (240)
   Purchase of Verbex Voice Systems, Inc..........................                    --                --             (51)
                                                                               --------------   --------------  ---------------
        Net cash provided by (used in) investing activities.......                    29             3,279           3,375
                                                                               --------------   --------------  ---------------
Financing Activities:
   Proceeds from issuance of short-term debt......................                    50                --              --
   Proceeds from exercise of warrants.............................                    97                --              --
   Proceeds from issuance of Series C Convertible Preferred stock
       and Warrants, net of expenses .............................                 1,694                --              --
   Retirement of Series B Covnertible Preferred Stock.............                  (524)               --              --
   Proceeds from exercises of common stock options................                    --                --             305
   Proceeds from private placement of common stock and warrants...                    --               276              --
   Issuance of common stock pursuant to Employee Stock Purchase
       Plan.......................................................                    --                --              13
   Proceeds from issuance of Series A convertible preferred stock
       and warrants...............................................                    --             3,660              --
   Repayment of short-term debt...................................                   (50)              (48)             --
                                                                               --------------   --------------  ---------------
        Net cash provided by financing activities.................                 1,267             3,888             318
                                                                               --------------   --------------  ---------------
Increase (decrease) in cash and cash equivalents..................                  (555)               59          (1,936)
Cash and cash equivalents, beginning of period....................                   561               502           2,438
                                                                               --------------   --------------  ---------------
Cash and cash equivalents, end of period..........................                     6               561             502
Short-term investments, end of period.............................                    --                17           2,724
                                                                               --------------   --------------  ---------------
Cash, cash equivalents and short-term investments, end of period..              $      6         $     578        $  3,226
                                                                               ==============   ==============  ===============
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
     Unrealized gain (loss) on short-term investments.............              $     --         $      --        $     (6)
                                                                               ==============   ==============  ===============
         Intangible assets recognized from InRoad transaction.....              $     --         $      --        $  8,404
                                                                               ==============   ==============  ===============
     Purchase accounting adjustment related to inventory acquired
                from Verbex.......................................              $     --         $      --        $    (79)
                                                                               ==============   ==============  ===============

         Accretion of Preferred Stock to redemption value.........              $  1,749         $     652        $     --
                                                                               ==============   ==============  ===============
         Conversion of Series A Preferred Stock...................              $     85         $     247        $     --
                                                                               ==============   ==============  ===============
         Conversion of Series B Preferred Stock...................              $    968         $      --        $     --
                                                                               ==============   ==============  ===============
         Conversion of Series C Preferred Stock...................              $     25                --        $     --
                                                                               ==============   ==============  ===============
         Exchange of Series A for Series B preferred stock,
                including $38 of accretion to redemption value....              $  3,231         $      --        $     --
                                                                               ==============   ==============  ===============
         Warrant to acquire common stock for finders fee..........              $     36         $      79        $     --
                                                                               ==============   ==============  ===============
         Warrant issued to preferred stockholders treated as a
                dividend..........................................              $    480         $      --        $     --
                                                                               ==============   ==============  ===============
         Beneficial conversion feature treated as a dividend......              $     82         $   2,913        $     --
                                                                               ==============   ==============  ===============

   The accompanying notes are an integral part of these financial statements.

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

     Going Concern

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Since its inception, the Company has incurred significant losses and, as of June 30, 2002, the Company had an accumulated deficit of $47,834,000, including $4,902,000 from the loss on the asset impairment charge of intangibles, $2,401,000 from accretion of preferred stock to redemption value and $2,999,000 from the beneficial conversion feature as a result of the Castle Creek transactions consummated in August 2000 and April 2001. Management believes that unless the Company is able to secure additional financing, its cash and cash equivalents and short-term investments will not be adequate to meet the Company's cash requirements over the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of the uncertainty. The Company has minimal cash on hand as of September 30, 2002 and Management is in current negotiations to secure a portion of its financing required for the next twelve months. There can be no assurance that the negotiations will be successful and result in financing for the Company. If such financing is not obtained, the Company will have to curtail significant portions or all of its operations.

     Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the financial statements of Voxware, Inc. and its wholly owned subsidiary, Verbex Acquisition Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Fourth Quarter Adjustments

     In the fourth quarter of fiscal 2002, the Company recognized accretion of $992,102 on its Series B mandatorily redeemable convertible preferred stock. Of this amount, approximately $200,000 pertains to each of the first, second and third quarters of 2002.

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

     During 2001, the Company entered into solution arrangements with customers that resulted in or are expected to result in losses. Them Company accrues these losses when they become known.

     The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition and Views on Selected Revenue Recognition Issues" which was effective December 2000. The Company did not have a material change to its accounting for revenues as a result of adopting the provisions of SAB 101.

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

Net Loss Per Share

     Basic net loss per share was computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the fiscal years ended June 30, 2002, 2001 and 2000. Due to the Company's net losses for the years ended June 30, 2002, 2001 and 2000, the effect of including common stock equivalents in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock equivalents have not been included in the calculation of net loss per share and as a result, basic net loss per share is the same as diluted net loss per share for the years ended June 30, 2002, 2001 and 2000. All common stock equivalents consist of common stock options and warrants to acquire common stock. As of June 30, 2002, stock options and warrants to acquire common stock (3,599,149 shares) have not been included in the diluted loss per common share calculation since the impact is anti-dilutive.

Cash, Cash Equivalents and Short-Term Investments

     Cash and cash equivalents consist of investments in highly liquid short-term instruments with maturities of 90 days or less from the date of purchase. Short-term investments consist primarily of high-grade United States Government-backed securities and corporate obligations with maturities between 90 and 365 days from the date of purchase. The Company's entire short-term investment portfolio in 2000 was classified as available-for-sale, and was stated at fair value as determined by quoted market values. Changes in the net unrealized holding gains and losses are included as a separate component of stockholders' equity.

     The following table details the Company's investments as of June 30, 2002 and 2001:

                                       June 30, 2002
                      ------------------------------------------------------
                                      Gross         Gross
                       Amortized    Unrealized    Unrealized
                          Cost        Gains         Losses      Fair Value
                          ----        -----         ------      -----------
                                         (in thousands)

Corporate obligations  $   --       $   --         $  --         $   --
                      =======================================================

                                       June 30, 2001
                      -------------------------------------------------------
                                      Gross         Gross
                       Amortized    Unrealized    Unrealized
                          Cost        Gains         Losses      Fair Value
                          ----        -----         ------      -----------

Corporate obligations      $ 17         $--          $--           $ 17
                       ==========    =========     =========     =========

     The Company has not experienced any significant realized gains or losses on its investments during the years ended June 30, 2002 and 2001. For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification. As of June 30, 2001, all short-term investments were due within one year. As of June 30, 2002, there were no short-term investments.

Accounts Receivable

     Accounts receivable as of June 30, 2002 and 2001 consisted of the following:

                                                         June 30,
                                                   --------------------------
                                                      2002            2001
                                                   -----------    -----------
                                                         (in thousands)

 Accounts receivable............................   $  1,409         $  993
 Less--allowance for doubtful accounts..........        (94)           (144)
                                                   ----------      ----------
 Accounts receivable, net.......................   $  1,315         $   849
                                                   ==========      ===========

Inventory

     Inventory is stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory, net as of June 30, 2002 and 2001, consisted of the following:


                                                         June 30, 2002 2001
                                                         -------------------
                                                            (in thousands)

Raw materials.......................................     $ 630         $ 810
Work-in process.....................................       152           108
Finished goods......................................       139           336
      Less - Inventory Reserve......................      (243)         (156)
                                                         -------      --------
Inventory, net......................................     $ 678       $ 1,098
                                                         ========     =========

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets, ranging from three to seven years. Maintenance, repairs and minor replacements are charged to expense as incurred.

Long-Lived Assets (See Note 2)

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

     In July 2001, the FASB issued SFAS No. 141 , "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are apparent.) However, separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The Company considers its intangibles assets to have finite lives and will continue to amortize such assets over their remaining useful lives. As such, the Company does not expect the adoption of SFAS 141 and 142 to have a material effect on comparative periods' results of operations or financial position.

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

Major Customers

     Three customers accounted for 47%, 11% and 7% of revenues for the year ended June 30, 2002. Accounts receivable due from these customers as of June 30, 2002 approximated 47%, 11% and 8%, respectively. For the years ended June 30, 2001 and 2000, three customers accounted for 13%, 12% and 12% of 2001 revenues and two customers accounted for 13% and 14% of 2000 revenues, respectively.

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

Comprehensive Loss

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income (loss). The only comprehensive income items the Company had were unrealized gains (losses) on available-for-sale securities and net loss in prior years.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations." ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for the first quarter in the fiscal year ending June 30, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment for the Disposal of Long-lived Assets" (SFAS 144"). This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of." However, SFAS 144 retains the fundamental provisions of Statement No.121 for (a) recognition and measurement of the impairment of long -lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for the first quarter in the fiscal year ending June 30, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting costs associated with the exit or disposal activities and nullifies EITF Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)", It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. A liability for costs associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this Statement to have a material impact its consolidated results of operations or financial position.

2.  ACQUISITIONS AND RELATED INTANGIBLES:

Acquisition of Verbex Voice Systems, Inc. and Intangible Assets

     On February 18, 1999, the Company acquired substantially all of the assets of Verbex for a total of $5,422,000, which consists of $4,800,000 paid upon closing, a purchase price adjustment of $272,000 which was paid in October 1999, and transaction costs of $350,000. Upon payment in October 1999, the purchase price adjustment was released from an account that was established at the closing of the Verbex transaction. As of December 31, 1999, the escrow balance was released from restricted cash. The acquisition was accounted for under the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their fair market values at the acquisition date. The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles and goodwill. Intangible assets acquired from Verbex include capitalized software and underlying intellectual property rights, value added reseller agreements and relationships, customer lists, and engineering workforce. These intangibles and goodwill are being amortized over four years, which represents the estimated economic life of these assets.

Purchase and Impairment of Certain Assets of InRoad, Inc.

     On April 4, 2000, the Company purchased certain assets (primarily intangible) of InRoad, Inc. for 650,000 shares of common stock valued at $5,375,000, 375,000 warrants to purchase common stock valued (using the Black-Scholes pricing model) at $2,861,000, $240,000 in cash, $121,000 in inventory, and $49,000 in transaction costs. Substantially all of the purchase price was assigned to intangible assets acquired, amounting to $8,404,000, including all industrial and intellectual property rights including patents, trademarks, licenses, copyrights andproprietary processes. These assets were being amortized over three years, which represents the original estimated economic life of these assets.

     During the fourth quarter of fiscal 2001, the Company planned a redesign of the hardware product that will most likely result in the phase-out of the inroad technology that makes up a large portion of the VoiceLogistics hardware. It is believed that the only remaining portion of the InRoad hardware product will be the casing for the hardware unit. All internal hardware structure will be modeled off of a new platform and will utilize different technology. This business decision, combined with the Company's recurring operating losses and negative cash flows, limited capital availability and significantly depressed stock price, resulted in a significant indicator of impairment. Pursuant to SFAS No. 121, the Company evaluated the recoverability of the Company's acquired long-lived assets, including goodwill and identifiable intangibles. During the fourth quarter of fiscal 2001, the Company determined that the undiscounted cash flow projections for the hardware component of the Verbex business segment (the hardware platform for the VoiceLogistics product as influenced by InRoad technology) were lower than the carrying value of the related identifiable intangible assets. Accordingly, the Company adjusted the net carrying value of these assets to zero, resulting in a non-cash impairment loss of approximately $4,902,000. The asset purchase provided the Company with a voice-based hardware platform for the VoiceLogistics product.

Sale of Assets to Ascend

     On September 21, 1999, the Company's stockholders approved an agreement with Ascend Communications, Inc. ("Ascend," which is now a wholly-owned subsidiary of Lucent Technologies, Inc.), to sell to Ascend for approximately $5.1 million in cash substantially all of the Company's assets relating to what has historically been the Company's primary business of developing and licensing speech compression technologies and products. Upon closing in September 1999, the Company received $4,146,000 in cash. The Company had previously received $204,000 of the purchase price. The remaining $750,000, which was held in escrow for 18 months to secure Voxware's indemnification provisions, was released from restriction on March 21, 2001. As a result of the sale, the Company recorded a gain of $750,000 and $3,799,000 during the years ended June 30, 2001 and June 30, 2000, respectively. The sale to Ascend did not include the Company's rights and obligations under its existing license agreements and, as part of the sale, the Company received a license back from Ascend to use the technology necessary to service the Company's existing licensees in the speech compression business. With the consent of Ascend, the Company may also license the speech coding technologies to new licensees for uses that are not competitive with Ascend.

Intangible Assets
                                                            June 30,
                                                     ------------------------
                                                     2002               2001
                                                     ----               ----
                                                          (in thousands)
------------------------------------------------------------------------------
  Acquisition of Verbex Voice Systems, Inc....... $  5,131            $  5,131
  Purchase of certain assets of InRoad, Inc......       --               8,404
  Asset impairment charge........................       --              (4,902)
                                                  ---------           ---------
                                                     5,131               8,633
  Less--Accumulated amortization.................   (4,362)             (6,567)
                                                  ---------           ---------
  Intangible assets, net......................... $    769            $  2,066
                                                  ========             ========
-------------------------------------------------------------------------------

     Amortization   expense  was   approximately   $1,298,000,   $4,099,000  and
$1,989,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

3.   PROPERTY AND EQUIPMENT:

                                                              June 30,
                                                    ---------------------------
                                                     2002               2001
                                                     ----               ----
                                                          (in thousands)
-------------------------------------------------------------------------------
  Equipment.....................................  $   919              $   924
  Leasehold improvements........................      448                  526
  Furniture and fixtures........................       80                  105
                                                 ---------           ---------
                                                    1,447                1,555
  Less--Accumulated depreciation................   (1,150)                (971)
                                                  ---------           ---------
  Property and equipment, net...................  $   297              $   584
                                                  ========             ========
-------------------------------------------------------------------------------

     Depreciation expense was approximately $272,000, $316,000 and $243,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                              June 30,
                                                    ---------------------------
                                                     2002               2001
                                                     ----               ----
                                                          (in thousands)
-------------------------------------------------------------------------------
  Accounts payable - trade......................  $ 1,382              $   713
  Accrued compensation and benefits.............      181                  291
  Accrued professional fees.....................      194                  297
  Other accrued expenses........................      323                  442
                                                  ---------           ---------
  Accounts payable and accrued expenses.........  $ 2,080              $ 1,743
                                                  ========             ========
-------------------------------------------------------------------------------

5. SERIES A, SERIES B AND SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK

     The Company has authorized 10,000,000 shares of Preferred Stock with a $0.001 par value per share. On August 29, 2001, all of the outstanding shares of Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred") were exchanged for Series B Mandatorily Redeemable Convertible
Preferred Stock ("Series B Preferred"). The Company also issued Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C Preferred") in December 2001 and February 2002. The Series B Preferred and Series C Preferred shares have a stated value of $1,000 per share. As of June 30, 2002, 2,750 shares of Series B Preferred and 1,840 shares of Series C Preferred were issued and outstanding.

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

     The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and Warrant sold to Castle Creek based on the relative fair value of each instrument. The fair value of the Series A Preferred was determined based on a discounted cash flow analysis and the fair value of the Warrant was determined based on the Black-Sholes option-pricing model. As a result, the Company initially allocated approximately $2,774,000 and $807,000 to the Series A Preferred and Warrant, respectively. After considering the allocation of the proceeds to the Series A Preferred and Warrant, the Company determined that the Series A Preferred contained a beneficial conversion feature
(BCF). The Company recorded the BCF in the amount of approximately $1,244,000, in a manner similar to a dividend during the quarter ended September 30, 2000. The Warrant has been classified as a liability in the accompanying consolidated balance sheet because the Warrant gives the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of June 30, 2002, the outstanding Warrant was adjusted to the fair value of the Warrant based upon the closing stock price as of that date. As a result, the Company adjusted the Warrant to zero, representing the fair market value as of June 30, 2002, using the Black-Sholes option-pricing model and recorded a gain on the write down of the Warrant to fair value of $23,000 for the period ended June 30, 2002, respectively.

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

     On August 29, 2001 the Company issued 708,656 remedy warrants to Castle Creek. These remedy warrants allow Castle Creek to purchase shares of common stock at $0.01 per share and expire on August 28, 2011. Using the Black-Scholes option-pricing model, the Company determined the fair value of the remedy warrants to be $139,000. The Company recorded the issuance of the remedy warrants as a Preferred Stock dividend during the quarter ended September 30, 2001. Through June 30, 2002, Castle Creek exercised 708,656 of the remedy warrants, resulting in gross proceeds of $7,087.

     In August of 2001, the Company exchanged its Series A Preferred for shares of Series B Preferred. As the term, rights and preferences of the Series B are substantially similar to those of the Series A, the Company recorded the exchange based upon the carrying value of the Series A Preferred.

     The Company has accreted the Series A Preferred and is accreting Series B Preferred to their redemption values using the effective interest method through the redemption period of 30 months. Accordingly, the Company recorded $1,382,000 and $652,000 of accretion during the years ended June 30, 2002 and 2001, respectively.

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

     In August 2000, the contingent BCF was measured at zero. As a result, the dividend was calculated based on the difference between the reduced conversion price ($0.34) and the fair value of the common stock issuable upon conversion of the Series A Preferred as of April 19, 2001. The charge for the BCF is limited to the carrying value of the Series A Preferred after the initial allocation of the cash proceeds received from the Series A Preferred and the Warrant. At April 19, 2001, the Company recorded a $1,669,000 dividend charge for the contingent BCF. Through August 31, 2001, the Series A holders converted 319 shares of Series A Preferred into 1,043,003 shares of common stock at an exercise price of $0.34. Through June 30, 2002, Castle Creek elected to convert shares of Series B Preferred into shares of common stock as follows:

                                              Shares
                        ------------------------- ------------------------
 Date                     Series B Preferred            Common
                        ------------------------- ------------------------
 November 8, 2001                  40                    271,826
 November 19, 2001                 50                    340,208
 November 26, 2001                 40                    272,653
 November 29, 2001                 75                    511,497
 December 11, 2001                106                    724,462
 June 21, 2002                     50                    312,500
                        ------------------------- ------------------------
                                  361                  2,433,146


     For all transactions through June 30, 2002, each share of Series A or Series B Preferred, plus the applicable dividend, converted into a number of common shares at conversion prices ranging from $0.16 per share to $0.34 per share. At the August 2001 conversion, the conversion price was re-adjusted to the average of the five lowest closing bid prices during the last ten days before the conversion ($0.19). The conversion price was again re-adjusted to $0.16 in accordance with the August 2000 agreement. As stipulated in the August 2000 agreement, any reset of the conversion price would result in a BCF limited as defined above. As the limit was reached on the April 2001 BCF, no BCF was recorded in conjunction with the August 2001 or October 2001 resets.

     On December 12, 2001, the Company completed a $1,765,000 private placement of Series C Preferred and common stock warrants to purchase 5,944,219 shares of common stock to various accredited investors. On February 1, 2002, the Company also received $100,000 in cash from an additional accredited investor in connection with this private placement. In total, the Company issued 1,865 shares of Series C Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $1,566,000, net of transaction costs. In addition to the cash transaction costs, the Company issued warrants to investment advisors as finder's fees to acquire 458,165 shares of common stock as of June 30, 2002. The exercise price for the warrants issued as finder's fees is $0.1255 per share, and the warrants expire in five years. Using the Black-Scholes option-pricing model, the Company determined the fair value of the warrants to be $350,000. The Company is obligated to redeem the Series C Preferred 36 months from the closing. The Series C Preferred have a 7% dividend payable in cash or equity, at the election of Voxware, and are convertible into Voxware common stock at an initial conversion price of $0.1255 per share, subject to adjustment, as defined in the transaction documents. In addition, the investors have received warrants to purchase 5,944,219 shares of common stock at an exercise price of $0.1255 per share and expire five years from the date of closing. The Series C Preferred stockholders have certain registration rights, as defined in the transaction agreements.

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

     The Company is accreting the Series C Preferred to their redemption value using the effective interest method through the redemption period of 36 months. Accordingly, the Company recorded $367,000 of accretion during the fiscal year ended June 30, 2002.

     The Series C Preferred are convertible into shares of common stock on the date of issuance. After considering the allocation of the proceeds to the Series C Preferred and the additional purchase warrants, the Company determined that the Series C Preferred contained a BCF. The Company recorded the BCF as a reduction of the Series C and an increase to additional paid-in capital in the amount of approximately $350,000. In accordance with Emerging Issues Task Force 00-27, the BCF is being amortized over the redemption period of 36 months using the effective interest method, and is being recorded in a manner similar to a dividend during the year ended June 30, 2002. As a result, the Company recorded approximately $82,000 as a BCF treated as a dividend during the year ended June 30, 2002.

     During the year ended June 30, 2002, Castle Creek exercised 708,656 of remedy warrants. These exercises resulted in gross proceeds of $7,087. As of June 30, 2002, there were no remedy warrants outstanding.

     On February 8, 2002, Castle Creek exercised a purchase warrant to purchase 714,000 shares of common stock in connection with the April 19, 2001 Securities Purchase Agreement. The exercise price was $0.13 per share, resulting in cash proceeds of $93,000. Simultaneously, the Company applied the proceeds received to retire 84 shares of Series B Preferred.

     On April 19, 2002, Castle Creek exercised a purchase warrant to purchase 714,000 shares of common stock in connection with the April 19, 2001 Securities Purchase Agreement. The exercise price was $0.13 per share resulting in cash proceeds of $92,820. Simultaneously, the Company applied the proceeds received to retire 83 shares of Series B Preferred.

6.   STOCKHOLDERS' EQUITY (DEFICIT):

Authorized Number of Shares

     In May, 2002, the Company's stockholders approved an increase in the number of authorized shares of common stock from 60 million shares to 180 million shares.

Stock Option Plans

     Pursuant to the 1994 Stock Option Plan as amended (the "Plan"), the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. An aggregate of 4,000,000 shares of common stock have been reserved for issuance under the Plan. The exercise price for incentive stock options may not be less than 100% (110% for holders of 10% or more of the combined voting power of all classes of stock of the Company) of the fair value of the shares on the date of grant, and at least par value for nonqualified stock options. The period during which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

     Additionally, pursuant to the 1998 Stock Option Plan for Outside Directors (the "Outside Directors Plan"), which was approved by the Company's stockholders in January 1998, the Company has granted a total of 120,000 options at exercise prices of $0.40 to $3.75 per share. Pursuant to the Outside Directors Plan, each non-employee director of the Company shall receive an option to purchase 30,000 shares of the Company's common stock (the "Initial Option") on the date of his or her election or appointment to the Board of Directors, at an exercise price equal to the Company's stock price at the end of the day of his or her election or appointment to the Board of Directors (the "Initial Grant Date"). In addition, on the date of his or her re-election to the Board of Directors, if he or she is still a non-employee director on such date and has met certain other requirements defined in the Outside Directors Plan, he or she shall receive an option to purchase 10,000 shares of the Company's common stock (the "Additional Option") on the date of his or her re-election or appointment to the Board of Directors, at an exercise price equal to the Company's stock price at the end of the day of his or her re-election or appointment to the Board of Directors (the "Additional Grant Date"). All options granted under the Outside Directors Plan shall be exercisable as to one-twelfth of the shares issued under each option on the last day of each of the 12 three-month periods immediately following the applicable grant date.

     Information relative to the Option Plans is as follows:

                                                                                    Price                 Aggregate
                                                                   Shares         Per Share               Proceeds
                                                                 ----------     --------------           -----------
Outstanding at June 30, 1999 (261,803 exercisable)...........    2,238,075       $ 0.50--$7.88            5,967,673
               Granted.......................................    1,448,752       $ 0.69--$7.69            3,455,439
               Exercised.....................................     (220,546)      $ 0.69--$7.50             (305,272)
               Canceled......................................     (728,031)      $1.50--$ 7.88           (2,314,595)
                                                                  ---------     --------------           -----------
Outstanding at June 30, 2000 (838,391 exercisable)...........    2,738,250      $ 0.50--$ 7.88            6,803,245
                                                                                $ 0.40--$ 3.84              863,233
               Granted.......................................      482,500
               Exercised.....................................           --      $ 0.40--$ 7.50                  --
               Canceled......................................     (457,500)     $ 0.40--$ 7.88            (776,493)
                                                                 ----------      --------------          ----------
Outstanding at June 30, 2001(1,527,000 exercisable)..........    2,763,250      $ 0.40--$ 7.88         $  6,889,985
               Granted.......................................       70,000      $ 0.15                       27,572
               Exercised.....................................           --      $           --                   --
               Canceled......................................     (311,375)     $ 0.15--$ 7.88            (557,211)
                                                                 ----------      --------------          ----------
Outstanding at June 30, 2002 (1,819,313 exercisable).........    2,451,875      $ 0.15--$ 7.88         $  6,360,346

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

                                                                              June 30,
                                                       ---------------------------------------------------------
                                                          2002                  2001                   2000
                                                          ----                  ----                   ----
                                                                  (in thousands, except per share data)
Net loss applicable to common shareholders:
     As reported......................................  $  (6,304)          $    (19,234)         $    (2,245)
     Pro forma........................................     (6,437)               (19,188)              (3,601)
Net loss per share:
     As reported......................................  $   (0.34)          $      (1.32)         $     (0.16)
     Pro forma.........................................     (0.35)                 (1.32)               (0.26)

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

     SFAS No. 123 method of accounting is not required to be applied to options granted prior to the fiscal year ended June 30, 1996. The resulting pro forma compensation cost may not be representative of that expected in future years. The weighted average fair value of options granted was $1.42, $2.49 and $1.48 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

     Information with respect to options outstanding at June 30, 2002 is as follows:

                                    Weighted    Weighted Average
                                     Average        Remaining       Number of
Exercise Price Per Share  Shares  Exercise Price  Contractual Life Vested Shares
------------------------ -------  --------------- ---------------- -------------

$  0.15--$ 1.63         1,422,500     $1.14           7.4          1,087,948
$  1.90--$ 3.00           142,000     $2.62           6.9             92,177
$  3.08--$ 3.88           432,000     $3.75           7.5            255,938
$  4.00--$ 7.88           589,875     $4.65           7.2            514,500
Total                   2,451,875     $2.46           7.2          1,950,563

Annual Stock Grant Retainer to Directors

     In January 1998 the Company's Board of Directors and stockholders approved a plan, which provides for the granting of shares to non-employee directors. Each calendar year in which the Company holds an Annual Meeting of Stockholders, each non-employee director will receive shares valued at $10,000 based on the market price of the Company's common stock, as defined in the plan. In fiscal 1998, as part of this plan the Company also granted shares to non-employee directors who had served as directors since the Company's initial public offering in October 1996. For the years ended June 30, 2002 and 2001, the Company granted a total of zero and 34,483 shares, respectively, of common stock pursuant to this plan and recorded zero and $10,000, respectively, associated compensation expense.

Employee Stock Purchase Plan

     In December 1996 the Company  adopted an Employee Stock Purchase Plan under
Section 423 of the Internal Revenue Code and reserved 200,000 shares of common stock for issuance under the plan. Under this plan, employees were entitled to purchase shares at 85% of the fair market value. During the years ended June 30, 2000 and 1999, the Company issued 19,570 and 77,843 shares of common stock, respectively, at average purchase prices of $0.69 and $0.82 per share, respectively, pursuant to the Employee Stock Purchase Plan. No shares were issued during the year ended 2001. As of June 30, 2000, all 200,000 reserved shares of common stock had been issued and the Plan had been terminated.

7.   401(k) SAVINGS PLAN:

     Effective January 1997 the Company adopted a 401(k) Savings Plan (the "401(k) Plan") available to all employees. The 401(k) Plan permits participants to contribute up to 10% of their base salary to the 401(k) Plan, not to exceed the limits established by the Internal Revenue Code. In addition, the Company matches 25% of employee contributions on the initial 6% contributed by employees. Effective January 1, 2002, the Company suspended the Company match until further notice.

     Employees vest immediately in all employee contributions and Company match contributions. In connection with the 401(k) Plan, the Company recorded compensation expense of approximately $26,000, $38,000 and $27,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

8.   INCOME TAXES:

     As of June 30, 2002, the Company had approximately $27 million of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards begin to expire in 2009. As of June 30, 2002, a full valuation allowance has been provided on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset as a result of the operating losses incurred to date.

9.   COMMITMENTS AND CONTINGENCIES:

     The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense was approximately $451,000, $606,000 and $301,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Future minimum rental payments for the Company's office facilities and equipment under operating leases as of June 30, 2002 are as follows:

                                                           (in thousands)
             Year Ending June 30,
                  2003..............................            $ 360
                  2004..............................              258
                                                              ----------
                                                                $ 618

     In February 2002, the Company entered into a sublease agreement under which the Company subleased 34% of its approximately 4,000 total square feet of office space in its current Princeton, New Jersey facility.

     In July 1998, the Company entered into a sublease agreement under which the Company subleased approximately 47% of its 18,000 total square feet of office space in its previous Princeton, New Jersey facility. Effective June 30, 2000, the Company had been released from its lease commitment for 9,500 square feet of that office space in, and effective January 31, 2002, the Company has been released from its lease commitment for the remaining office space in the previous Princeton, New Jersey facility.

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

10.   SEGMENT INFORMATION:

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

     Business segment information for the years ended June 30, 2002 and 2001 is included in the table below. Costs associated with corporate and administrative overhead expenses, are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition (Note 2), and the amortization of those assets, are included in the industrial voice-based products segment.

                                                      Speech
                                      Voice-Based   Compression
                                        Products    Technologies
                                         Segment      Segment         Total
                                       -----------  -----------   -----------
                                          2002          2002          2002
                                          ----          ----          ----


Revenues.............................  $  4,243      $   268      $  4,501
Loss from operations.................    (2,967)      (1,087)       (4,054)
Depreciation and amortization........     1,527           43         1,570
Identifiable assets..................     2,048        1,143         3,191

                                          2001         2001          2001
                                          ----          ----          ----
Revenues............................. $   1,195      $   850      $  2,045
Loss from operations.................   (17,615)        (101)      (17,716)
Depreciation and amortization........     4,308          105         4,413
Asset impairment charge..............     4,902           --         4,902
Identifiable assets..................     1,232        4,581         5,813


     For the years ended June 30, 2002, 2001 and 2000, revenue related to the voice-based product segments included approximately $4,232,000, $94,000 and $0, respectively, of sales to customers outside the United States. For the years ended June 30, 2002, 2001 and 2000, revenues included approximately $303,000, $82,000 and $400,000, respectively, of sales to customers related to the speech compression technologies segment outside the United States.

11.   SUBSEQUENT EVENTS (UNAUDITED):

     Pursuant to the terms of the August 2000 Series A Preferred Transaction (see Note 4), Castle Creek elected to convert additional shares of Sereis A Preferred into shares of common stock. Each share of Series A Preferred, plus the applicable dividend, converted int o a number of common shares at a conversion price of $0.16 per share. The following table details the subsequent conversions:

                                                 Shares
                           ---------------------------------------------
                              Series B                     Common
    Date                      Preferred
   -------                 ---------------     -------------------------

  July 8, 2002                   50                       312,000
  July 22, 2002                  50                       312,500
  August 7, 2002                 50                       312,500
  September 13, 2002             50                       312,500
  October 13, 2002               43                       273,851


     On October 2, 2002, the Company issued a series of 10% Convertible Debentures due July 1, 2003 (the "Debentures") in the aggregate principal amount of 300.699,32 Euro. The proceeds of the Debentures are to be used to fund the Company's capital investment in Voxware NV, a limited liability company organized under Belgian law, founded by Creafund NV ("Creafund") and the Company on July 1, 2002 and to fund the operational expenses of Voxware NV, excluding expenses or invoices generated by the Company (other than the acquisition of the Company's voiced based solutions). Voxware NV was established to market the Company's products in Europe. The holders of the Debentures own two-thirds of the equity of Voxware NV and the Company owns the remaining one-third of equity.

     The Debentures are mandatorily convertible into shares of capital stock of the Company issued upon the closing of a Qualifying Fundraising (as specifically defined in the debentures). A Qualifying Fundraising requires the execution, on or before November 30, 2002, of subscription agreements providing for the issuance of at least U.S.$2,500,000 of equity of the Company, and the closing of such financing by February 28, 2003. In the event the subscription agreements are not executed by November 30, 2002 or the Qualifying Fundraising is not consummated by February 28, 2003, each of the holders of the Debentures has the right, at any time prior to the close of business on July 1, 2003, to convert any or all of the outstanding principal amount and accrued interest of the Debenture into shares of preferred stock of the Company, with new rights, preferences and privileges senior to the Company's existing preferred stock. The conversion price for such senior preferred stock shall be 33% of the average share price for the Company's common stock for the 30 trading days prior to the date of the exercise of the conversion option, or, if the Company's securities are not listed or traded on a stock exchange, a regulated market or the OTC-BB, 33% of the intrinsic value of the Company's equity on the date of the exercise of the conversion option, as determined by an independent expert.

     In the event the subscription agreements for the Qualifying Fundraising are not executed by November 30, 2002 or the Qualifying Fundraising is not consummated by February 28, 2003, the Debentures are redeemable at the option of the Debenture holders. The redemption price is one hundred percent (100%) of the principal amount so redeemed, plus accrued and unpaid interest.

     Simultaneously with the execution of the Debentures, the Company, Creafund and the other holders of equity in Voxware NV (which parties are also the holders of the Debentures) executed a Shareholders Agreement pursuant to which Creafund and the other equity holders have the option to convert their shares of Voxware NV into shares of capital stock of the Company issued upon the closing of a Qualifying Fundraising. In the event subscription agreements for the Qualifying Fundraising are not executed by November 30, 2002 or the Qualifying Fundraising is not consummated by February 28, 2003, the equity holders of Voxware NV (other than the Company) have the right to convert their shares of Voxware NV into shares of preferred stock of the Company, with new rights, preferences and privileges senior to the Company's existing preferred stock. The conversion price for such senior preferred stock shall be 33% of the average share price for the Company's common stock for the 30 trading days prior to the date of the exercise of the conversion option, or, if the Company's securities are not listed or traded on a stock exchange, a regulated market or the OTC-BB, 33% of the intrinsic value of the Company's equity on the date of the exercise of the conversion option, as determined by an independent expert. The exchange rights described in this paragraph expire on December 31, 2004. The value of the shares of Voxware NV for purposes of determining the exchange ratios is based upon the net sales of Voxware NV.

     The Company has granted Voxware NV a royalty free license to distribute Voxware's voice-based solutions for the logistics, distribution and package sorting industries in Europe on mutually acceptable commercially reasonable terms. In the event that the Qualifying Financing is not consummated, such license shall convert to a royalty-bearing license on such terms and conditions as mutually agreed upon by the parties to the Shareholders Agreement.