Form 10-Q
period 2002-09-30
VOXWARE INC
filed 2002-11-15
CIK 933454

CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from
                                               -------------- to --------------


                         Commission File Number 0-021403
                                  VOXWARE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                              36-3934824
-------------------------------                            --------------------
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
YES   X   NO
    ----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                          Shares Outstanding at October 31, 2002
-----------------------------           --------------------------------------
Common Stock, $.001 par value                         23,097,711

                                  VOXWARE, INC.
                                      INDEX


                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Statements of Operations
               Three Months Ended September 30, 2002 and 2001 (unaudited)....3

           Consolidated Balance Sheets
               September 30, 2002 (unaudited) and June 30, 2002..............4

           Consolidated Statements of Cash Flows
               Three Months Ended September 30, 2002 and 2001 (unaudited)....5

           Notes to Consolidated Financial Statements........................6


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION................................13



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
            RISK.............................................................19



ITEM 4.    CONTROLS AND PROCEDURES...........................................19



PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.........................20



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................21



SIGNATURES...................................................................22



CERTIFICATIONS...............................................................23

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          VOXWARE, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       2002           2001
                                                      -----           ----
                                           (in thousands, except per share data)
Revenues:
 Product revenues:
    Product sales..................................  $ 679             $245
    License fees...................................    457               41
    Royalties and recurring revenues...............    107               89
                                                    ------            -----
     Total product revenues........................  1,243              375
 Service revenues..................................    329              163
                                                    ------            -----
        Total revenues.............................  1,572              538
Cost of revenues:
   Cost of product revenues........................    425              117
   Cost of service revenues........................    170               89
                                                    ------            -----
      Total cost of revenues.......................    595              206
                                                    ------            -----
            Gross profit...........................    977              332
                                                    ------            -----
Operating expenses:
   Research and development........................    438              470
   Sales and marketing.............................    234              382
   General and administrative......................    396              723
   Amortization of purchased intangibles...........    325              325
                                                    ------            -----
         Total operating expenses..................  1,393            1,900
                                                    ------            -----
Operating loss.....................................   (416)          (1,568)
                                                    ------            -----
Interest income....................................      2                5
Adjustment of warrants to fair
value..............................................    (1)               10
                                                    ------            -----
Net loss........................................... $(415)          $(1,553)
                                                    ======           =======
Accretion of preferred stock to redemption
value.............................................. $(267)            $(129)
                                                    ======           =======
Beneficial conversion feature treated as a
dividend...........................................  $(34)              $--
                                                    ======           =======
Warrants issued to preferred stockholders
treated as a dividend..............................   $--             $(139)
                                                    ======           =======
Net loss applicable to common stockholders......... $(716)          $(1,821)
                                                    ======           =======
Basic and diluted net loss per share
applicable to common stockholders..................$(0.03)           $(0.12)
                                                    ======           =======
Weighted average number of common shares -
basic and diluted.................................. 21,766            14,938
                                                    ======           =======

        The accompanying notes are an integral part of these statements.

                          VOXWARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,        JUNE 30,
                                                                  2002             2002
                                                             -------------     ------------
                                                              (unaudited)

                                                              (In thousands, except share
                                                                  and per share data)
                        ASSETS

Current assets:
   Cash and cash equivalents..............................   $         69     $          6
   Accounts receivable, net...............................          1,161            1,315
   Inventory, net.........................................            528              678
   Prepaid expenses and other current assets..............             73               82
                                                             -------------     ------------
      Total current assets................................          1,831            2,081
Property and equipment, net...............................            224              297
Intangible assets, net....................................            444              769
Other assets, net.........................................             54               44
                                                             -------------     ------------
                                                             $      2,553     $      3,191
                                                             =============     ============

    LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
      PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses..................   $      1,874     $      2,080
   Deferred revenues......................................            396              387
                                                             -------------     ------------
      Total current liabilities...........................          2,270            2,467
                                                             -------------     ------------

Warrants to purchase common stock.........................              1               --
Series B mandatorily redeemable convertible
   preferred stock (liquidation value
   $2,929,310 and $2,894,375, respectively)...............          2,812            2,900
Series C mandatorily redeemable convertible
   preferred stock (liquidation value
   $1,909,766 and $1,839,904, respectively)...............          1,460            1,299

Stockholders' equity (deficit):
Common stock, $.001 par value,
   180,000,000 shares authorized;
   22,823,860 and 21,573,860 shares
   issued and outstanding at
   September 30, 2002 and June 30, 2002, respectively.....             23               21
   Additional paid-in capital.............................         44,537           44,338
   Accumulated deficit....................................        (48,550)         (47,834)
                                                             -------------     ------------
      Total stockholders' deficit.........................         (3,990)          (3,475)
                                                             -------------     ------------
         Total liabilities and
          stockholders' equity (deficit)..................   $      2,553     $      3,191
                                                             =============     ============


        The accompanying notes are an integral part of these statements.

                          VOXWARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 2002             2001
                                                             -------------     ------------
                                                                     (In thousands)

Operating activities:
   Net loss...............................................   $       (415)     $    (1,553)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization..........................            398              416
   Provision for doubtful accounts........................             33               --
   Adjustment of warrants to fair value...................              1              (10)
Changes in operating assets and liabilities:
   Accounts receivable....................................            121              148
   Inventory..............................................            150               63
   Prepaid expenses and other current assets..............              9              229
   Other assets, net......................................            (10)              28
   Accounts payable and accrued expenses..................           (233)             442
   Deferred revenues......................................              9               40
                                                             -------------     ------------
      Net cash provided by (used in) operating activities.             63             (197)
                                                             -------------     ------------
Investing activities:
   Sales and maturities of short-term investments.........             --               17
                                                             -------------     ------------
      Net cash provided by investing activities...........             --               17
                                                             -------------     ------------
Financing activities:

   Proceeds from exercise of warrants.....................             --                1
                                                             -------------     ------------
      Net cash provided by financing activities...........             --                1
                                                             -------------     ------------
Increase (decrease) in cash and cash equivalents..........             63             (179)
Cash and cash equivalents, beginning of period............              6              561
                                                             -------------     ------------
Cash and cash equivalents, end of period..................   $         69      $       382
                                                             =============     ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

Accretion of preferred stock to redemption value..........   $        267      $       129
                                                             =============     ============
Warrant issued to preferred stockholder
   treated as a dividend..................................   $         --      $       139
                                                             =============     ============
Beneficial conversion feature treated as a dividend.......   $         34      $        --
                                                             =============     ============
Exchange of Series A for Series B Preferred Stock.........   $         --      $      3,231
                                                             =============     ============
Conversion of Series B Preferred Stock....................   $        200      $         91
                                                             =============     ============
Reclassification of Preferred Stock dividend to
   accrued liabilities....................................   $         28      $         --
                                                             =============     ============


        The accompanying notes are an integral part of these statements.

                          VOXWARE, INC. AND SUBISIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     The consolidated financial statements for Voxware, Inc. and its wholly-owned subsidiary, Verbex Acquisition Corporation ("Voxware" or the "Company"), as of September 30, 2002 and for the three month periods ended September 30, 2002 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on October 15, 2002.

     The results of operations and cash flows for the interim period ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003 or any other future periods. The Company has incurred significant operating losses historically, as well as during the three months ended September 30, 2002. Management believes that unless the Company is able to secure additional financing, obtain replacement financing or extend the mandatory redemption dates on the preferred stock, its cash and cash equivalents will not be adequate to meet the Company's cash requirements over the next twelve months. The report of our independent certified public accountants included a going concern modification in their audit report for the year ended June 30, 2002.

     The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

2. LOSS PER SHARE

     Basic and diluted net loss per share applicable to common stockholders was computed by dividing the net loss by the weighted average number of common shares outstanding during each of the three months ended September 30, 2002 and 2001. As of September 30, 2002, stock options and warrants (3,599,000 outstanding as of September 30, 2002) have not been included in the diluted loss per common share calculation, since the impact is anti-dilutive.

                                                 Three Months Ended
                                                     September 30,
                                                  2002           2001
                                                  ----           ----
                                        (in thousands, except per share data)

Net loss...................................    $   (415)    $   (1,553)
Accretion of preferred stock to
redemption value...........................        (267)          (129)
Beneficial conversion feature treated as
a dividend.................................         (34)            --
Warrants issued to preferred stockholders
treated as a dividend......................          --           (139)
                                              ----------    -----------
 Net loss applicable to common
stockholders...............................    $   (716)    $   (1,821)
                                              ----------    -----------
Shares used in computing basic and diluted
loss per common share......................      21,766         14,938
                                              ----------    -----------
Basic and diluted loss per common share....    $  (0.03)     $   (0.12)
                                              ===========    ==========

3. REVENUE RECOGNITION

     The Company generates revenues from products and services. The products and services are sold separately as well as combined. The Company combines software, hardware and professional services for installation, implementation and maintenance as part of its industrial voice-based solutions (the "solution"). Product revenues consist of product sales, license fees, royalties and recurring revenues. Product sales represent shipments of portable and stationary voice-based products and solutions for various industrial and warehouse markets. Revenues from product sales are generally recognized upon shipment or completion of the implementation, if applicable, provided there are no significant post-delivery obligations. The Company began shipping voice-based products subsequent to its acquisition of substantially all of the assets of Verbex Voice Systems, Inc. ("Verbex"), which occurred on February 18, 1999. License fees are generally derived from licensing new software products developed internally since the acquisition of Verbex, from licensing the Company's voice-based software applications acquired in the Verbex transaction, and from licensing the Company's speech compression technologies to customers in the multimedia and consumer devices markets. License fees are generally recognized upon delivery or implementation of the underlying technologies, provided persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalties and recurring revenues include royalties, which are generally based on a percentage of licensees' sales or units shipped, and pre-determined periodic license fees. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the Company's technology. Recurring product license fees are generally recognized at the inception of the renewal period, provided that persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. Service revenues from customer maintenance support, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year. Service revenues from engineering fees are recognized upon customer acceptance, or over the period in which services are provided if customer acceptance is not required. The Company entered into and completed its initial solution arrangements during 2001.

4. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the SFAS issued SFAS No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are apparent). However, separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The Company considers its intangible assets to have finite lives and will continue to amortize such assets over their remaining useful lives. As such, the adoption of SFAS 141 and 142 did not have a material effect on the Company's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations." ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 was effective for the quarter ended September 30, 2002 and the adoption of this pronouncement had no effect on consolidated results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment for the Disposal of Long-lived Assets" ("SFAS 144"). This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of." However, SFAS 144 retains the fundamental provisions of Statement No.121 for (a) recognition and measurement of the impairment of long -lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 was effective for the quarter ended September 30, 2002 and the adoption of this pronouncement had no effect on the Company's consolidated results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting costs associated with the exit or disposal activities and nullifies EITF Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. A liability for costs associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this Statement to have a material impact its consolidated results of operations or financial position.

5. COMPREHENSIVE INCOME (LOSS)

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income. The Company does not have comprehensive income items in the quarters ended September 30, 2002 and 2001.

6. SERIES A, SERIES B AND SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK

     The Company has authorized 10,000,000 shares of Preferred Stock with a $0.001 par value per share. On August 29, 2001, all of the outstanding shares of Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred") were exchanged for Series B Mandatorily Redeemable Convertible
Preferred Stock ("Series B Preferred"). The Company also issued Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C Preferred") in December 2001 and February 2002. The Series B Preferred and Series C Preferred shares have a stated value of $1,000 per share. As of September 30, 2002, 2,550 shares of Series B Preferred and 1,840 shares of Series C Preferred were issued and outstanding.

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

     The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and Warrant sold to Castle Creek based on the relative fair value of each instrument. The fair value of the Series A Preferred was determined based on a discounted cash flow analysis and the fair value of the Warrant was determined based on the Black-Sholes option-pricing model. As a result, the Company initially allocated approximately $2,774,000 and $807,000 to the Series A Preferred and Warrant, respectively. After considering the allocation of the proceeds to the Series A Preferred and Warrant, the Company determined that the Series A Preferred contained a beneficial conversion feature
(BCF). The Company recorded the BCF in the amount of approximately $1,244,000, in a manner similar to a dividend during the quarter ended September 30, 2000. The Warrant has been classified as a liability in the accompanying consolidated balance sheet because the Warrant gives the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of September 30, 2002, the outstanding Warrant was adjusted to its fair value based upon the closing stock price as of that date. As a result, the Company adjusted the Warrant to $1,000, representing the fair market value as of September 30, 2002, using the Black-Sholes option-pricing model. The Series B Preferred are convertible into shares of common stock on the date of issuance.

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

     On August 29, 2001 the Company issued 708,656 remedy warrants to Castle Creek. These remedy warrants allow Castle Creek to purchase shares of common stock at $0.01 per share and expire on August 28, 2011. Using the Black-Scholes option-pricing model, the Company determined the fair value of the remedy warrants to be $139,000. The Company recorded the issuance of the remedy warrants as a Preferred Stock dividend during the quarter ended September 30, 2001. Through September 30, 2002, Castle Creek exercised all of the remedy warrants, resulting in gross proceeds of $7,087.

     In August of 2001, the Company exchanged its Series A Preferred for shares of Series B Preferred. As the term, rights and preferences of the Series B are substantially similar to those of the Series A, the Company recorded the exchange based upon the carrying value of the Series A Preferred. The Company has accreted the Series A Preferred and is accreting Series B Preferred to their redemption values using the effective interest method through the redemption period of 30 months. Accordingly, the Company recorded $140,000 and $129,000 of accretion during the quarters ended September 30, 2002 and 2001, respectively.

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

     In August 2000, the contingent BCF was measured at zero. As a result, the dividend was calculated based on the difference between the reduced conversion price ($0.34) and the fair value of the common stock issuable upon conversion of the Series A Preferred as of April 19, 2001. The charge for the BCF is limited to the carrying value of the Series A Preferred after the initial allocation of the cash proceeds received from the Series A Preferred and the Warrant. At April 19, 2001, the Company recorded a $1,669,000 dividend charge for the contingent BCF. Through August 31, 2001, the Series A holders converted 319 shares of Series A Preferred into 1,043,003 shares of common stock at an exercise price of $0.34. Through September 30, 2002, Castle Creek elected to convert shares of Series B Preferred into shares of common stock as follows:

                                           SHARES
                      ------------------------------------------------------
DATE                    SERIES B PREFERRED                   COMMON
----                  -----------------------      -------------------------
November 8, 2001                40                           271,826
November 19, 2001               50                           340,208
November 26, 2001               40                           272,653
November 29, 2001               75                           511,497
December 11, 2001              106                           724,462
June 21, 2002                   50                           312,500
July 8, 2002                    50                           312,500
July 22, 2002                   50                           312,500
August 7, 2002                  50                           312,500
September 13, 2002              50                           312,500
                       -----------------------      -------------------------
                               561                         3,683,146

     For all transactions through September 30, 2002, each share of Series A or Series B Preferred converted into a number of common shares at conversion prices ranging from $0.16 per share to $0.34 per share. At the August 2001 conversion, the conversion price was re-adjusted to the average of the five lowest closing bid prices during the last ten days before the conversion ($0.19). The conversion price was again re-adjusted to $0.16 in accordance with the August 2000 agreement. As stipulated in the August 2000 agreement, any reset of the conversion price would result in a BCF limited as defined above. As the limit was reached on the April 2001 BCF, no BCF was recorded in conjunction with the August 2001 or October 2001 resets. (Also see Note 8)

     On December 12, 2001, the Company completed a $1,765,000 private placement of Series C Preferred and common stock warrants to purchase 5,944,219 shares of common stock to various accredited investors. On February 1, 2002, the Company also received $100,000 in cash from an additional accredited investor in connection with this private placement. In total, the Company issued 1,865 shares of Series C Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $1,566,000, net of transaction costs. In addition to the cash transaction costs, the Company issued warrants to investment advisors as finder's fees to acquire 458,165 shares of common stock. The exercise price for the warrants issued as finder's fees is $0.1255 per share, and the warrants expire in five years. Using the Black-Scholes option-pricing model, the Company determined the fair value of the warrants to be $350,000. The Company is obligated to redeem the Series C Preferred 36 months from the closing. The Series C Preferred have a 7% dividend payable in cash or equity, at the election of Voxware, and are convertible into Voxware common stock at an initial conversion price of $0.1255 per share, subject to adjustment, as defined in the transaction documents. In addition, the investors have received warrants to purchase 5,944,219 shares of common stock at an exercise price of $0.1255 per share and expire five years from the date of closing. The Series C Preferred stockholders have certain registration rights, as defined in the transaction agreements.

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

     The Company is accreting the Series C Preferred to their redemption value using the effective interest method through the redemption period of 36 months. Accordingly, the Company recorded $127,000 of accretion during the quarter ended September 30, 2002.

     The Series C Preferred are convertible into shares of common stock on the date of issuance. After considering the allocation of the proceeds to the Series C Preferred and the additional purchase warrants, the Company determined that the Series C Preferred contained a BCF. The Company recorded the BCF as a reduction of the Series C and an increase to additional paid-in capital in the amount of approximately $350,000. In accordance with Emerging Issues Task Force 00-27, the BCF is being amortized over the redemption period of 36 months using the effective interest method, and is being recorded in a manner similar to a dividend. As a result, the Company recorded approximately $34,000 as a BCF, treated as a dividend, during the quarter ended September 30, 2002.

7. SEGMENT INFORMATION

     Prior to the Company's acquisition of Verbex in February 1999, the Company had been managed in one operating segment. Since the Verbex acquisition, the Company has been managed in two operating segments: industrial voice-based solutions and speech compression technologies. The voice-based solutions business relates to the Company's current business focus since the Verbex acquisition. The speech compression technologies business relates to the Company's business focus prior to the Verbex acquisition. In September 1999, the Company sold substantially all of the assets related to the speech compression business to Ascend. In connection with the sale to Ascend, the Company received a license back from Ascend to service the Company's existing speech compression licensees, and to continue to license the speech compression technologies for uses that are not competitive with Ascend, subject to the consent of Ascend. The Company does not expect to proactively market the speech compression technologies in the future, and expects new licensing activity relating to the speech compression technologies business to decrease significantly over time.

     Business segment information for the periods ended September 30, 2002 and 2001 is included in the table below. Costs associated with corporate and administrative overhead expenses are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition, and the amortization of those assets, are included in the industrial voice-based products segment.

                                                 September 30, 2002
                                     ------------------------------------------
                                                      Speech
                                                    Compression
                                      Voice-Based   Technologies
                                        Segment        Segment         Total
                                     ------------   -----------   ------------

Revenues                              $   1,451      $    121       $   1,572
Loss from operations                  $    (307)     $   (108)      $    (415)
Depreciation and amortization         $     330      $     68       $     398
Identifiable assets                   $   1,527      $  1,026       $   2,553

                                                September 30, 2001
                                     ------------------------------------------
                                                      Speech
                                                    Compression
                                      Voice-Based   Technologies
                                        Segment        Segment         Total
                                     ------------   -----------   ------------

Revenues                              $     453      $     85       $     538
Loss from operations                  $  (1,277)     $   (291)      $  (1,568)
Depreciation and amortization         $     327      $     89       $     416
Identifiable assets                   $   3,142      $  1,591       $   4,733


     For the periods ended September 30, 2002 and 2001, revenues included approximately $91,000 and $31,000, respectively, of sales to customers related to the speech compression technologies segment outside the United States.

8. SUBSEQUENT EVENTS:

     Pursuant to the terms of the August 2001 Series B Preferred Transaction (see Note 6), in October 2002 Castle Creek elected to convert 43 additional shares of Series B Preferred into 273,851 shares of common stock. Each share of Series B Preferred converted into a number of common shares at a conversion price of $0.16 per share.

     On October 2, 2002, the Company issued a series of 10% Convertible Debentures due July 1, 2003 (the "Debentures") in the aggregate principal amount of (euro)300.699,32 Euro. The proceeds of the Debentures are to be used to fund the Company's capital investment in Voxware NV, a limited liability company organized under Belgian law, founded by Creafund NV ("Creafund") and the Company on July 1, 2002 and to fund the operational expenses of Voxware NV, excluding expenses or invoices generated by the Company (other than the acquisition of the Company's voiced based solutions). Voxware NV was established to market the Company's products in Europe. The holders of the Debentures own two-thirds of the equity of Voxware NV and the Company owns the remaining one-third of equity.

     The Debentures are mandatorily convertible into shares of capital stock of the Company issued upon the closing of a Qualifying Fundraising (as specifically defined in the debentures). A Qualifying Fundraising requires the execution, on or before November 30, 2002, of subscription agreements providing for the issuance of at least U.S.$2,500,000 of equity of the Company, and the closing of such financing by February 28, 2003. In the event the subscription agreements are not executed by November 30, 2002 or the Qualifying Fundraising is not consummated by February 28, 2003, each of the holders of the Debentures has the right, at any time prior to the close of business on July 1, 2003, to convert any or all of the outstanding principal amount and accrued interest of the Debenture into shares of preferred stock of the Company, with new rights, preferences and privileges senior to the Company's existing preferred stock. The conversion price for such senior preferred stock shall be 33% of the average share price for the Company's common stock for the 30 trading days prior to the date of the exercise of the conversion option, or, if the Company's securities are not listed or traded on a stock exchange, a regulated market or the Over-The-Counter Bulletin Board, 33% of the intrinsic value of the Company's equity on the date of the exercise of the conversion option, as determined by an independent expert.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This report contains forward-looking statements. Such statements are subject to certain factors that may cause Voxware's plans to differ or results to vary from those expected, including the risks associated with Voxware's need to raise additional capital in order to meet the Company's cash requirements over the next twelve months and continue as a going concern; Voxware's need to introduce new and enhanced products and services in order to increase market penetration, and the risk of obsolescence of its products and services due to technological change; Voxware's need to attract and retain key management and other personnel with experience in providing integrated voice-based solutions for e-logistics, specializing in the supply chain sector; the potential for substantial fluctuations in Voxware's results of operations; competition from others; Voxware's evolving distribution strategy and dependence on its distribution channels; the potential that voice-based products will not be widely accepted; and a variety of risks set forth from time to time in Voxware's filings with the Securities and Exchange Commission. Voxware undertakes no obligation to publicly release results of any of these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrences of unexpected results.

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

     The Company entered into and completed Solution arrangements during the quarters ended September 30, 2002 and 2001. Solution revenue for hardware, software and professional services has been recorded upon the completion of installation and customer acceptance.

     The sale to Ascend of the assets relating to the speech and audio coding business did not include Voxware's rights and obligations under its then existing license agreements. We continue to derive revenue from existing licensees of our speech coding technology in the multimedia and consumer devices markets in the form of periodic license renewal fees, royalties and service fees. With the consent of Ascend, we may also license our speech coding technologies for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. Our new licensing activity relating to the speech coding technologies has been decreasing prior to the sale to Ascend, and we expect this trend to continue. Furthermore, as we focus on voice-based systems for industrial markets, revenues from licenses of speech coding technologies will become a less significant portion of our revenues. For the quarter ended September 30, 2002, revenues related to the speech coding business accounted for 8% of total revenues for the quarter, while revenue from our voice-based solutions accounted for 92% of quarterly revenues. For the quarter ended September 30, 2001, revenues related to the speech coding business accounted for 16% of total revenues for the quarter, while revenue from our voice-based solutions accounted for 84% of quarterly revenues. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we are not dedicating significant resources to the development, marketing or licensing of our speech coding technologies.

Results of Operations

Three Months Ended  September  30, 2002 Versus Three Months Ended  September 30,
2001

Revenues

     Voxware recorded revenues of $1,572,000 for the three months ended September 30, 2002 compared to revenues of $538,000 for the three months ended September 30, 2001. The $1,034,000 increase in total revenues reflects a $434,000 increase in speech recognition product sales, an increase of $416,000 in license fees, an $18,000 increase in royalties and recurring revenues, and a $166,000 increase in service fees related to the implementation and development fees relating to our voice logistics product offering. In the course of focusing on the development of new products for the logistics, fulfillment, distribution, and package and mail sorting industries, the Company has not aggressively pursued new opportunities to sell legacy speech compression products. Compared to prior periods, our voice-based product lines have resulted in increased product revenues as we fulfill orders for our voice-based solutions.

     Total product revenues increased $868,000 from $375,000 in the three months ended September 30, 2001 to $1,243,000 in the three months ended September 30, 2002. This increase is due to an $850,000 increase in voice-based product sales and license fees, and an $18,000 increase in royalties and recurring revenues. The increase in product sales is reflective of our change in business focus towards the development, marketing and sale of our VoiceLogistics(TM) product suite, a voice-based solution set of software, hardware and professional services designed specifically for use in warehouses, distribution centers and other industrial settings to enable workers to perform typical logistics task such as picking, receiving, returns processing, cycle counting and order entry through a speech interface. Royalties and recurring revenues are primarily related to the Company's speech compression business that was sold to Ascend, as discussed previously. We anticipate that revenues from the speech coding business will continue to decline. For the three months ended September 30, 2002 and 2001, 55% and 65% of the Company's product revenues were attributable to industrial speech recognition product sales, respectively, 37% and 11% were attributable to license fees, respectively, and 8% and 24% were attributable to royalties and recurring revenues, respectively.

     Service revenues are primarily attributable to professional service and development fees from our VoiceLogistics(TM) product offering, and to customer maintenance support relating to our speech coding technologies business and VoiceLogistics(TM) product offering. For the three months ended September 30, 2002, service revenues totaled $329,000, reflecting a $166,000 increase from service revenues of $163,000 for the three months ended September 30, 2001.

Cost of Revenues

     For the three months ended September 30, 2001, cost of revenues increased $389,000 from $206,000 to $595,000 for the three months ended September 30, 2002. The increase in cost of revenues reflects an increase in revenues.

     Cost of product revenues increased $308,000 to $425,000 for the three months ended September 30, 2002 from $117,000 for the three months ended September 30, 2001. This increase in cost of product revenues is a direct result of the increase in product sales for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Cost of product revenues, as a percentage of product sales for the quarters ended September 30, 2002 and 2001 was 63% and 48%, respectively.

     Cost of service revenues consists primarily of the expenses associated with professional service and development fees from our VoiceLogistics(TM) product offering. Cost of service revenues increased $81,000 from $89,000 in the three months ended September 30, 2001 to $170,000 in the three months ended September 30, 2002. The increase in cost of service revenues is directly attributable to the increase in service revenues described above.

Operating Expenses

     Total operating expenses decreased by $507,000 (27%) from $1,900,000 in the three months ended September 30, 2001 to $1,393,000 in the three months ended September 30, 2002. Non-cash amortization of purchased intangibles totaled $324,000 for the three months ended September 30, 2002 and $325,000 for the three months ended September 30, 2001. This decrease primarily reflects a decrease in headcount related to the re-organization of our sales force and the redesign of the Company's business objectives. In the prior year quarter, there were more non-reimbursed expenses incurred for VoiceLogistics(TM) pilots compared to the quarter ended September 30, 2002. As of September 30, 2002, our headcount totaled 40, compared to a total headcount of 47 as of September 30, 2001.

     Research and development expenses primarily consist of employee compensation, equipment and depreciation expenditures related to product research and development. Research and development expenses decreased $32,000 (7%) from $470,000 in the three months ended September 30, 2001 to $438,000 in the three months ended September 30, 2002. As of September 30, 2002, we had a research and development staff of 27 compared to 26 at September 30, 2001.

     Sales and marketing expenses primarily consist of employee compensation (including sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $148,000 (39%) from $382,000 in the three months ended September 30, 2001 to $234,000 in the three months September 30, 2002. These cost decreases are due primarily to the reorganization of our sales force and redesign of our marketing objectives. As of September 30, 2002, Voxware had a sales and marketing staff of 7 compared to 10 at September 30, 2001.

     General and administrative expenses consist primarily of employee compensation, insurance, rent, office expenses and professional services. General and administrative expenses decreased $327,000 (45%) from $723,000 in the three months ended September 30, 2001 to $396,000 in the three months ended September 30, 2002. The decrease in general and administrative expense is reflective of organizational cost containment, offset by the addition of an information technology division added in September 2000, as well as other costs related to the growth of the organization and improvement of our infrastructure in order to facilitate future expansion. As of September 30, 2002, Voxware had a general and administrative staff of 6 full-time employees compared to 8 at September 30, 2001.

     Amortization of purchased intangibles totaled $325,000 for the three months ended September 30, 2002 and 2001.

Interest Income

     Interest income decreased $3,000 (60%) to $2,000 for the three months ended September 30, 2002 from $5,000 for the three months ended September 30, 2001. Interest income decreased from the quarter ended September 30, 2002 as a result of the reduction in the Company's total cash, cash equivalents and short-term portfolio balance. As of September 30, 2002, Voxware's cash, cash equivalents and short-term investments portfolio totaled $69,000 compared to $382,000 at September 30, 2001.

Income Taxes

     As of September 30, 2002, we had approximately $27,500,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of September 30, 2002, a full valuation allowance has been provided on the net deferred tax asset because of uncertainties regarding the Company's ability to realize the deferred asset, primarily as a result of the operating losses incurred to date.

Adjustment of Warrants to Fair Value

     On August 15, 2000, the Company completed a $4,000,000 private placement of Series A Preferred Stock and Warrants to Castle Creek Technology Partners, LLC. The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and Warrants sold to Castle Creek based on the relative fair value of each instrument. The fair value of the warrants was determined based on the Black-Sholes option-pricing model. As a result, the Company allocated approximately $807,000 to the warrants as of September 30, 2000. The Warrants are classified as a liability in the accompanying consolidated balance sheets because the Warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of September 30, 2002, the outstanding Warrants were adjusted to the fair value of the Warrants based upon the closing stock price as of that date. As a result, the Company adjusted the Warrants to $1,000, representing the fair market value as of September 30, 2002, using the Black-Sholes option-pricing model, and recorded a loss on the writedown of Warrants to fair value of $1,000 for the quarter ended September 30, 2002.

Liquidity and Capital Resources

     As of September 30, 2002, we had a total of $69,000 in cash and cash equivalents. Since inception, we have primarily financed our operations through the sale of preferred stock and equity securities.

     For the three months ended September 30, 2002, cash provided by operating activities totaled $63,000. Cash provided by operating activities was attributable to a net loss of $415,000, offset by non-cash amortization of purchased intangibles and depreciation totaling $398,000, and changes in operating assets and liabilities.

     For the three months ended September 30, 2001, cash used in operating activities totaled $197,000. Cash used in operating activities was primarily attributable to a net loss of $1,553,000, which was comprised of a loss from operations totaling $1,253,000 excluding the non-cash amortization of purchased intangibles totaling $325,000, and changes in operating assets and liabilities.

     For the three months ended September 30, 2002, there was no cash provided by investing activities. For the three months ended September 30, 2001, cash provided by investing activities totaled $17,000, which consisted of net sales and maturities of short-term investments. For the three months ended September 30, 2002, there were no financing activities. For the three months ended September 30, 2001, cash provided by financing activities totaled $1,000, which represents proceeds from the exercise of warrants.

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

     In August 2000, the contingent BCF was measured at zero. As a result, the dividend was calculated based on the difference between the reduced conversion price ($0.34) and the fair value of the common stock issuable upon conversion of the Series A Preferred as of April 19, 2001. The charge for the BCF is limited to the carrying value of the Series A Preferred after the initial allocation of the cash proceeds received to the Series A and the warrants. At April 19, 2001, the Company recorded a $1,669,000 dividend charge for the contingent BCF. Through June 30, 2002, the Series A Preferred and Series B Preferred holders converted 361 shares of Series A Preferred and Series B Preferred into 2,433,146 shares of common stock at an exercise price of $0.34. During the quarter ended September 30, 2002, Castle Creek elected to convert shares of Series B Preferred into shares of common stock as follows:

                                       Series B
                       Date            Preferred        Common
                   ------------      --------------    ---------
                   July 8, 2002            50           312,500
                  July 22, 2002            50           312,500
                 August 7, 2002            50           312,500
             September 13, 2002            50           312,500
                                        ---------      --------
                                          200         1,250,000
                                        =========     =========


     For all transactions through September 30, 2002, each share of Series B Preferred converted into a number of common shares at a conversion price ranging from $0.16 to $0.34 per share. At the August conversion, the conversion price was re-adjusted to the average of the five lowest closing bid prices during the last ten days before the conversion ($0.19). Per the August 2000 agreement, any reset of the conversion price would result in a BCF limited as defined above. As the limit was reached on the April 2001 BCF, no BCF was booked in conjunction with the August 2001 reset.

     On October 2, 2002, the Company issued a series of 10% Convertible Debentures due July 1, 2003 (the "Debentures") in the aggregate principal amount of (euro)300.699,32 Euro. The proceeds of the Debentures are to be used to fund the Company's capital investment in Voxware NV, a limited liability company organized under Belgian law, founded by Creafund NV ("Creafund") and the Company on July 1, 2002 and to fund the operational expenses of Voxware NV, excluding expenses or invoices generated by the Company (other than the acquisition of the Company's voiced based solutions). Voxware NV was established to market the Company's products in Europe. The holders of the Debentures own two-thirds of the equity of Voxware NV and the Company owns the remaining one-third of equity.

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

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties, frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Since its inception, the Company has incurred significant losses and, as of September 30, 2002, the Company had an accumulated deficit of $48,550,000. Management believes that unless the Company is able to secure additional financing, obtain replacement financing or extend the mandatory redemption dates on preferred stock in the short-term, its cash and cash equivalents will not be adequate to meet the Company's cash requirements over the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company has minimal cash on hand as of September 30, 2002, and management is in current negotiations to secure a portion of its financing required for the next twelve months. There can be no assurance that the negotiations will be successful and result in financing for the Company. If such financing is not obtained, the Company will have to curtail a significant portion or all of its operations.

New Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are apparent). However, separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The Company considers its intangible assets to have finite lives and will continue to amortize such assets over their remaining useful lives. As such, the adoption of SFAS 141 and 142 did not have a material effect on the Company's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations." ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 was effective for the quarter ended September 30, 2002 and the adoption of this pronouncement had no effect on consolidated results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment for the Disposal of Long-lived Assets" ("SFAS 144"). This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of." However, SFAS 144 retains the fundamental provisions of Statement No.121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 was effective for the quarter ended September 30, 2002 and the adoption of this pronouncement had no effect on the Company's consolidated results of operations or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company does not usually utilize derivative financial instruments in our investment portfolio. However, in conjunction with the Castle Creek transaction, the Company issued derivative financial instruments in the form of warrants, which are indexed to the Company's own stock. The value of the warrants fluctuates with the market value of the Company's common stock.

ITEM 4. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) have concluded that the Company's disclosure on controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II -- OTHER INFORMATION
----------------------------

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Pursuant to the terms of the August 2001 Series B Preferred Transaction, Castle Creek elected to convert additional shares of Series B Preferred into shares of common stock. Each share of Series B Preferred, plus the applicable dividend, converted into a number of common shares at a conversion price of $0.16 per share. The following table details the subsequent conversions:


                                           SHARES
                      ------------------------------------------------------
DATE                    SERIES B PREFERRED                   COMMON
----                  -----------------------      -------------------------
November 8, 2001                40                           271,826
November 19, 2001               50                           340,208
November 26, 2001               40                           272,653
November 29, 2001               75                           511,497
December 11, 2001              106                           724,462
June 21, 2002                   50                           312,500
July 8, 2002                    50                           312,500
July 22, 2002                   50                           312,500
August 7, 2002                  50                           312,500
September 13, 2002              50                           312,500
                       -----------------------      -------------------------
                               561                         3,683,146

     On October 2, 2002, the Company issued a series of 10% Convertible Debentures due July 1, 2003 (the "Debentures") in the aggregate principal amount of (euro)300.699,32 Euro. The proceeds of the Debentures are to be used to fund the Company's capital investment in Voxware NV, a limited liability company organized under Belgian law, founded by Creafund NV ("Creafund") and the Company on July 1, 2002 and to fund the operational expenses of Voxware NV, excluding expenses or invoices generated by the Company (other than the acquisition of the Company's voiced based solutions). Voxware NV was established to market the Company's products in Europe. The holders of the Debentures own two-thirds of the equity of Voxware NV and the Company owns the remaining one-third of equity.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          99.1 Statement Pursuant to 18 U.S.C. Section 1350

     (b) Reports on Form 8-K.


     On August 28, 2002 and August 30, 2002, the Company filed a Form 8-K and Form 8-K/A, respectively, reporting on Item 4 of Form 8-K, Change in Registrant's Certifying Accountant. Such reports reported the Company's dismissal of Arthur Andersen LLP as the Company's independent auditors and the engagement of WithumSmith + Brown, PC as the Company's new auditors.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 2002


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

                                  CERTIFICATION

I, Bathsheba Malsheen, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Voxware, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ Bathsheba J. Malsheen, Ph.D.
                                        ------------------------------------
Dated:  November 15, 2002               Bathsheba J. Malsheen, Ph.D.
                                        President and Chief Executive Officer
                                       (Principal Executive Officer)

                                  CERTIFICATION

I, Nicholas Narlis, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Voxware, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                 /s/ Nicholas Narlis
                                 ----------------------------------------------
Dated:   November 15, 2002       Nicholas Narlis
                                 Senior Vice President, Chief Financial Officer
                                 Secretary and Treasurer
                                (Principal Financial Officer and
                                 Principal Accounting Officer)