Form 10-Q
period 2002-12-31
VOXWARE INC
filed 2003-02-14
CIK 933454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended  December 31, 2002
                                    -------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _________________ to _________________


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                    Shares Outstanding at February 5, 2003
-----------------------------        --------------------------------------
Common Stock, $.001 par value                      24,210,919


================================================================================

                                  VOXWARE, INC.
                                      INDEX

                                                                                      Page No.
                                                                                      --------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Operations
             Three and Six Months Ended December 31, 2002 and 2001 (unaudited) ......     3

         Consolidated Balance Sheets
             December 31, 2002 (unaudited) and June 30, 2002 ........................     4

         Consolidated Statements of Cash Flows
             Six Months Ended December 31, 2002 and 2001 (unaudited) ................     5

         Notes to Consolidated Financial Statements .................................     6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION
         AND OPERATIONS .............................................................    14


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ..................    20


ITEM 4.  CONTROLS AND PROCEDURES ....................................................    20


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS ...........................................................   21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..................................    21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............................................    22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........................................    22


SIGNATURES ..........................................................................    23


CERTIFICATIONS ......................................................................    24

PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                          Voxware, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                          Three Months Ended       Six Months Ended
                                                                             December 31,            December 31,
                                                                           2002        2001         2002       2001
                                                                          ------      ------       ------     ------
                                                                            (In thousands, except per share data)
Revenues:
   Product revenues:
     Product sales ................................................     $  1,100     $    728    $  1,779    $    973
     License fees .................................................          793            -       1,250          41
     Royalties and recurring revenues .............................            4           82         729         171
                                                                        --------     --------    --------    --------
        Total product revenues ....................................        1,897          810       3,141       1,185
   Service revenues ...............................................          401          205         729         368
                                                                        --------     --------    --------    --------
        Total revenues ............................................        2,298        1,015       3,870       1,553
                                                                        --------     --------    --------    --------
   Cost of revenues:
     Cost of product revenues .....................................        1,056          312       1,481         429
     Cost of service revenues .....................................          168           21         338         110
                                                                        --------     --------    --------    --------
        Total cost of revenues ....................................        1,224          333       1,819         539
                                                                        --------     --------    --------    --------
          Gross profit ............................................        1,074          682       2,051       1,014
                                                                        --------     --------    --------    --------
Operating expenses:
   Research and development .......................................          527          327         965         797
   Sales and marketing ............................................          286          337         520         719
   General and administrative .....................................          348          277         745       1,000
   Amortization of purchased intangibles ..........................          324          325         649         650
                                                                        --------     --------    --------    --------
     Total operating expenses .....................................        1,485        1,266       2,879       3,166
                                                                        --------     --------    --------    --------
Operating loss ....................................................         (411)        (584)       (828)     (2,152)
Interest income (expense) .........................................           (5)          (2)         (2)          3
Adjustment of warrants to fair value ..............................            1           13           -          23
Gain on sale of tax loss carryforwards ............................           18           27          18          27
Equity in loss of investment ......................................          (65)           -         (65)          -
                                                                        --------     --------    --------    --------
Net loss ..........................................................     $   (462)    $   (546)   $   (877)   $ (2,099)
                                                                        ========     ========    ========    ========
Accretion of preferred stock to redemption value ..................     $   (227)    $   (190)   $   (494)   $   (319)
                                                                        ========     ========    ========    ========
Beneficial conversion feature treated as a dividend ...............     $    (30)    $    (14)   $    (64)   $   (341)
                                                                        ========     ========    ========    ========
Warrants issued to preferred stockholders treated as a dividend ...     $      -     $   (341)   $      -    $   (480)
                                                                        ========     ========    ========    ========
Net loss applicable to common stockholders ........................     $   (719)    $ (1,091)   $ (1,435)   $ (3,239)
                                                                        ========     ========    ========    ========
Basic and diluted net loss per share applicable to common .........
stockholders.......................................................     $  (0.03)    $  (0.07)   $  (0.06)   $  (0.21)
                                                                        ========     ========    ========    ========
Weighted average number of common shares--basic and
diluted ...........................................................       22,493       16,457      22,184      15,684
                                                                        ========     ========    ========    ========

        The accompanying notes are an integral part of these statements.

                          Voxware, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                                    December 31,            June 30,
                                                                                        2002                  2002
                                                                                    ------------            --------
                                                                                     (unaudited)
                                                                                   (In thousands, except share data)
                                 ASSETS
Current Assets:
 Cash and cash equivalents .....................................................     $    204               $      6
 Equity investment and advances ................................................            3                      -
 Accounts receivable, net ......................................................        1,292                  1,315
 Inventory, net ................................................................          535                    678
 Prepaid expenses and other current assets .....................................          179                     82
                                                                                     --------               --------
   Total current assets ........................................................        2,213                  2,081
Property and equipment, net ....................................................          178                    297
Intangible assets, net .........................................................          119                    769
Note receivable, net ...........................................................          296                      -
Other assets, net ..............................................................           54                     44
                                                                                     --------               --------
                                                                                     $  2,860               $  3,191
                                                                                     ========               ========
      LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                            STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses .........................................     $  2,499               $  2,080
 Deferred revenues .............................................................          258                    387
Subordinated debentures ........................................................          296                      -
                                                                                     --------               --------
   Total current liabilities ...................................................        3,053                  2,467
                                                                                     --------               --------
Series B mandatorily redeemable convertible preferred stock (liquidation
value $2,827,207 and $2,894,375, respectively) .................................        2,770                  2,900
Series C mandatorily redeemable convertible preferred stock (liquidation
value $1,952,750 and $1,839,904, respectively) .................................        1,610                  1,299

Stockholders' deficit:

 Common stock, $.001 par value, 180,000,000 shares authorized;
 23,824,984 and 21,573,860 shares issued and outstanding at December 31,
 2002 and June 30, 2002, respectively ..........................................           24                     21
 Additional paid-in capital ....................................................       44,664                 44,338
 Accumulated deficit ...........................................................      (49,261)               (47,834)
                                                                                     --------               --------
   Total stockholders' deficit .................................................       (4,573)                (3,475)
                                                                                     --------               --------
     Total liabilities and stockholders' deficit ...............................     $  2,860               $  3,191
                                                                                     ========               ========

        The accompanying notes are an integral part of these statements.

                          Voxware, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                              Six Months Ended December 31,
                                                                                   2002           2001
                                                                            ---------------------------------
                                                                                     (in thousands)
Operating activities:
   Net loss ..............................................................       $  (877)       $(2,099)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization .......................................           781            770
     Gain on sale of tax loss carryforwards ..............................           (18)           (27)
     Equity in Loss of investment ........................................            65              -
     Recovery of doubtful accounts .......................................           (26)             -
     Adjustment of warrants to fair value ................................             -            (18)
   Changes in operating assets and liabilities:
     Accounts receivable .................................................            49            393
     Inventory ...........................................................           143            103
     Prepaid expenses and other current assets ...........................           (97)           238
     Other assets, net ...................................................           (10)           (22)
     Accounts payable and accrued expenses ...............................           479           (304)
     Deferred revenues ...................................................          (129)           (86)
                                                                                 -------        -------
        Net cash provided by (used in) operating activities ..............           360         (1,052)
                                                                                 -------        -------
Investing activities:
   Sales and maturities of short-term investments ........................             -             17
   Purchase of equity investment in and advances to investee .............           (68)             -
   Purchase of property, plant & equipment ...............................           (12)             -
   Proceeds from sale of tax loss carryforwards ..........................            18             27
                                                                                 -------        -------
     Net cash provided by (used in) investing activities .................           (62)            44
                                                                                 -------        -------
Financing activities:
   Issuance of short-term debt ...........................................             -             50
   Proceeds from exercise of warrants ....................................             -             97
   Proceeds from issuance of Series C convertible preferred stock and
   warrants, net of expenses .............................................             -          1,466
   Payment of short-term debt ............................................             -            (50)
   Retirement of Series B preferred stock ................................          (100)          (395)
                                                                                 -------        -------
     Net cash provided by (used in) financing activities .................          (100)         1,168
                                                                                 -------        -------
Increase in cash and cash equivalents ....................................           198            160
Cash and cash equivalents, beginning of period ...........................             6            561
                                                                                 -------        -------
Cash and cash equivalents, end of period .................................       $   204        $   721
                                                                                 =======        =======
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Accretion of preferred stock to redemption value .........................       $   494        $   319
                                                                                 =======        =======
Warrant issued to preferred stockholder treated as a dividend ............       $     -        $   480
                                                                                 =======        =======
Beneficial conversion feature treated as a dividend ......................       $    64        $    14
                                                                                 =======        =======
Exchange of Series A for Series B preferred stock, including $38,000 of
accretion to redemption value ............................................       $     -        $ 3,231
                                                                                 =======        =======
Conversion of Series A preferred stock ...................................       $     -        $    91
                                                                                 =======        =======
Conversion of Series B preferred stock ...................................       $   244        $   948
                                                                                 =======        =======
Warrant to acquire common stock issued for finder's fee ..................       $     -        $    36
                                                                                 =======        =======
Intrinsic value of beneficial conversion feature .........................       $     -        $   341
                                                                                 =======        =======
Reclassification of preferred stock dividend to accrued liabilities ......       $   (57)       $     -
                                                                                 =======        =======
Issuance of subordinated debenture in exchange for a note receivable .....       $   296        $     -
                                                                                 =======        =======

        The accompanying notes are an integral part of these statements.

                          Voxware, Inc. and Subsidiary
                   Notes To Consolidated Financial Statements

1.   BASIS OF PRESENTATION

         The consolidated financial statements for Voxware, Inc. and its wholly-owned subsidiary, Verbex Acquisition Corporation ("Voxware" or the "Company"), as of December 31, 2002 and for the three month and six month periods ended December 31, 2002 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K which was filed on October 15, 2002.

         The results of operations and cash flows for the interim period ended December 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003 or any other future periods. The Company has incurred significant operating losses historically, as well as during the three and six months ended December 31, 2002. Management believes that unless the Company is able to secure additional financing, obtain replacement financing or extend the mandatory redemption dates on the preferred stock, its cash and cash equivalents will not be adequate to meet the Company's cash requirements over the next twelve months. The Company is currently seeking extensions of the mandatory redemption dates on its outstanding preferred stock. The report of our independent certified public accountants included a going concern modification in their audit report for the year ended June 30, 2002.

         The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

2.   LOSS PER SHARE

         Basic and diluted net loss per share applicable to common stockholders was computed by dividing the net loss by the weighted average number of common shares outstanding during the three and six months ended December 31, 2002 and 2001. As of December 31, 2002, stock options and warrants (9,274,259 outstanding as of December 31, 2002) have not been included in the diluted loss per common share calculation, since the impact is anti-dilutive.

                                                                   Three Months Ended           Six Months Ended
                                                                       December 31,               December 31,
                                                                --------------------------  ------------------------
                                                                    2002          2001           2002         2001
                                                                ------------ -------------  -------------- ---------
                                                                     (in thousands)              (in thousands)
     Net loss ................................................   $   (462)      $   (545)      $   (877)    $ (2,099)
     Accretion of preferred stock to redemption value ........       (227)          (190)          (494)        (319)
     Beneficial conversion feature treated as a dividend .....        (30)           (14)           (64)        (341)
     Warrants issued to preferred stockholders, treated as a
     dividend ................................................          -           (341)             -         (480)
                                                                 --------       --------       --------     --------
     Net loss available to common stockholders ...............   $   (719)      $ (1,090)      $ (1,435)    $ (3,239)
                                                                 ========       ========       ========     ========
     Shares used in computing basic loss per common share ....     22,493         16,457         22,184       15,684
                                                                 ========       ========       ========     ========
     Basic share loss per common share .......................   $  (0.03)      $  (0.07)      $  (0.06)    $  (0.21)
                                                                 --------       --------       --------     --------

3.   REVENUE RECOGNITION

         The Company generates revenues from products and services. The products and services are sold separately as well as combined. The Company combines software, hardware and professional services for installation, implementation and maintenance as part of its industrial voice-based solutions. Product revenues consist of product sales, license fees, royalties and recurring revenues. Product sales represent shipments of portable and stationary voice-based products and solutions for various industrial and warehouse markets. Revenues from product sales are generally recognized upon shipment or completion of the implementation, if applicable, provided there are no significant post-delivery obligations. The Company began shipping voice-based products subsequent to its acquisition of substantially all of the assets of Verbex Voice Systems, Inc. ("Verbex"), which occurred on February 18, 1999. License fees are generally derived from licensing new software products developed internally since the acquisition of Verbex, from licensing the Company's voice-based software applications acquired in the Verbex transaction, and from licensing the Company's speech compression technologies to customers in the multimedia and consumer devices markets. License fees are generally recognized upon delivery or implementation of the underlying technologies, provided persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalties and recurring revenues include royalties, which are generally based on a percentage of licensees' sales or units shipped. Royalty revenues are recognized at the time of the customer's shipment of products incorporating the Company's technology. Service revenues from customer maintenance support, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year. Service revenues from engineering fees are recognized upon customer acceptance, or over the period in which services are provided if customer acceptance is not required.

4.   NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Assets Retirement Obligations." ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 was effective for the quarter ended December 31, 2002 and the adoption of this pronouncement had no effect on consolidated results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment for the Disposal of Long-lived Assets" ("SFAS 144"). This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of." However, SFAS 144 retains the fundamental provisions of Statement No.121 for (a) recognition and measurement of the impairment of long -lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 was effective for the quarter ended December 31, 2002 and the adoption of this pronouncement had no effect on the Company's consolidated results of operations or financial position.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting costs associated with the exit or disposal activities and nullifies EITF Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. A liability for costs associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption of this pronouncement had no effect on the Company's consolidated results of operations or financial position.

5.   COMPREHENSIVE INCOME (LOSS)

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income
     (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income. The Company does not have comprehensive income items in the quarters ended December 31, 2002 and 2001.

6.   EQUITY INVESTMENT

         In October 2002, the Company acquired a 33% interest in Voxware nv, which was established to sell and market the Company's products in Europe. The Company accounts for it's investment under the equity method. The Company records its share of such earnings (loss) in the Consolidated Statements of Operations as a "Loss on Equity Investment" and the carrying value of the Company's investment is recorded in the Consolidated Balance Sheet as "Equity Investment." The table below sets forth the carrying values of the Company's investment and the Company's share of their losses for the six months ended December 31, 2002:

            Equity in net assets ......................   $       20
            Advances ..................................   $       48
            Equity in loss investee ...................   $      (65)
                                                          ----------
                 Total                                    $        3
                                                          ==========


            Condensed financial information for the six months ended December 31, 2002:

            Revenue ...................................   $      193
                                                          ==========
            Net loss ..................................   $     (196)
                                                          ==========
            Company's interest in net loss ............   $      (65)
                                                          ==========

7.   SUBORDINATED DEBENTURES

         The Subordinated Debenture credit facility was issued on October 2, 2002. The Company issued a series of 10% Convertible Debentures due July 1, 2003 (the "Debentures") in the aggregate principal amount of
     (euro)300.699,32 Euro. The proceeds of the Debentures are to be used to fund the Company's capital investment in Voxware nv, a limited liability company organized under Belgian law, founded by Creafund nv

     ("Creafund") and the Company on July 1, 2002 and to fund the operational expenses of Voxware nv, excluding expenses or invoices generated by the Company (other than the acquisition of the Company's voiced based solutions). A corresponding note receivable in the aggregate amount of $296,000 has been recorded as of December 31, 2002.

         The Debentures are mandatorily convertible into shares of capital stock of the Company issued upon the closing of a Qualifying Fundraising (as specifically defined in the Debentures). A Qualifying Fundraising requires the execution, on or before November 30, 2002, of subscription agreements providing for the issuance of at least U.S.$2,500,000 of equity of the Company, and the closing of such financing by February 28, 2003. In the event the subscription agreements are not executed by November 30, 2002 or the Qualifying Fundraising is not consummated by February 28, 2003, each of the holders of the Debentures has the right, at any time prior to the close of business on July 1, 2003, to convert any or all of the outstanding principal amount and accrued interest of the Debenture into shares of preferred stock of the Company, with new rights, preferences and privileges senior to the Company's existing preferred stock. The conversion price for such senior preferred stock shall be 33% of the average share price for the Company's common stock for the 30 trading days prior to the date of the exercise of the conversion option, or, if the Company's securities are not listed or traded on a stock exchange, a regulated market or the Over-the-Counter Bulletin Board ("OTCBB"), 33% of the intrinsic value of the Company's equity on the date of the exercise of the conversion option, as determined by an independent expert. The Company has not consummated a Qualifying Fundraising as of the date of the filing of this Form 10-Q. The Company is currently seeking additional financing.

         The subscription agreements for the Qualifying Fundraising were not executed by November 30, 2002, and the Qualifying Fundraising was not consummated by February 28, 2003, therefore the Debentures are redeemable at the option of the Debenture holders. The redemption price is one hundred percent (100%) of the principal amount so redeemed, plus accrued and unpaid interest. The Company has not consummated a Qualifying Fundraising as of the date of the filing of this Form 10-Q. The Company is currently seeking additional financing.

         Simultaneously with the execution of the Debentures, the Company, Creafund and the other holders of equity in Voxware nv (which parties are also the holders of the Debentures) executed a Shareholders Agreement pursuant to which Creafund and the other equity holders have the option to convert their shares of Voxware nv into shares of capital stock of the Company issued upon the closing of a Qualifying Fundraising. In the event subscription agreements for the Qualifying Fundraising are not executed by November 30, 2002 or the Qualifying Fundraising is not consummated by February 28, 2003, the equity holders of Voxware nv (other than the Company) have the right to convert their shares of Voxware nv into shares of preferred stock of the Company, with new rights, preferences and privileges senior to the Company's existing preferred stock. The Company has not consummated a Qualifying Fundraising as of the date of the filing of this Form 10-Q. The Company is currently seeking additional financing.

         The conversion price for such senior preferred stock shall be 33% of the average share price for the Company's common stock for the 30 trading days prior to the date of the exercise of the conversion option, or, if the Company's securities are not listed or traded on a stock exchange, a regulated market or the OTCBB, 33% of the intrinsic value of the Company's equity on the date of the exercise of the conversion option, as determined by an independent expert. The exchange rights described in this paragraph expire on December 31, 2004. The value of the shares of Voxware nv for purposes of determining the exchange ratios is based upon the net sales of Voxware nv.

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

8. SERIES A, SERIES B AND SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK

     The Company has authorized 10,000,000 shares of Preferred Stock with a $0.001 par value per share. As of December 31, 2002, there were 2,406.609 shares of Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred") and 1,840 shares of Series C Mandatorily Redeemable Preferred Stock ("Series C Preferred") designated as issued and outstanding. On August 29, 2001, all of the outstanding shares of Series A Mandatorily Redeemable Preferred Stock ("Series A Preferred") were exchanged for Series B Preferred. The Preferred shares have a stated value of $1,000 per share.

     On August 15, 2000 the Company completed a $4,000,000 private placement of Series A Preferred and warrants to Castle Creek Technology Partners, LLC ("Castle Creek"). The Company sold 4,000 shares of Series A Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $3,660,000, net of cash transaction costs. In addition to the cash transaction costs, the Company issued a warrant to acquire 50,000 shares of Common Stock to an investment advisor as a finder's fee. The exercise price for the warrants issued as a finder's fee is $3.44 per share and the warrant expires in four years. Using the Black-Sholes option-pricing model, the Company determined the fair value of the warrants to be $79,000. The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and warrants sold to Castle Creek based on the relative fair value of each instrument. The fair value of the Series A Preferred was determined based on a discounted cash flow analysis and the fair value of the warrants was determined based on the Black-Sholes option-pricing model. As a result the Company allocated approximately $2,774,000 and $807,000 to the Series A Preferred and warrants, respectively. The warrants have been classified as a liability in the accompanying consolidated balance sheet because the warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). The outstanding warrants are adjusted to the fair value of the warrants based upon the closing stock price as of that date.

     In August of 2001, the Company exchanged all of the Series A Preferred for shares of Series B Preferred. As the term, rights and preferences of Series B are substantially similar to those of the Series A, the Company recorded the exchange based upon the carrying value of the Series A Preferred. The Company is obligated to redeem the Series B Preferred 30 months from the closing. The Series B Preferred has a 7% dividend payable in cash or equity, at the election of the holder, and is convertible into Voxware Common Stock at an initial conversion price of $3.025 per share, subject to adjustment, as defined. The Series B Preferred shareholder also has liquidation rights. The Company has the right to require conversion of the Series B Preferred, and to redeem the warrants, if its common stock reaches certain price levels over a specified period of time. The preferred stockholders have certain registration rights, as defined. The liquidation value is calculated as the stated price plus all accrued and unpaid dividends. As of December 31, 2002, the liquidation of the Series B Preferred was $2,827,207.

     In addition, Castle Creek has received a warrant to purchase 727,273 ("the Warrant") shares of Common Stock at an initial exercise price of approximately $3.44 per share, subject to adjustment, as defined. As of December 31, 2002, Castle Creek exercised the Warrant to purchase 727,273 shares of common stock at an exercise price of $0.1369 per share, resulting in proceeds of $100,000. The Company used such proceeds to retire 99.56367 of Series B Preferred. The warrants fair market value as of December 31, 2002 was valued at zero, using the Black-Scholes option-pricing model. The Company recorded an adjustment of warrants to fair value of $1,000 and $13,000 and zero and $23,000 for the three and six months ended December, 31, 2002 and 2001.

     According to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, the Company is required to redeem the outstanding Series B Preferred 30 months after August 10, 2000, or February 10, 2003, provided funds are legally available under Delaware law. The Company did not redeem the Series B Preferred on the redemption date, as the Company believes that funds currently are not legally available for such redemption. According to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, subsequent to the mandatory redemption date, any unredeemed Series B Preferred shall be redeemed as soon as additional funds become legally available. Until the redemption price has been paid to the holder, the stock continues to be outstanding and governed by the original terms. The unredeemed Series B Preferred will continue to accrue dividends at 7% and shall remain fully convertible. On February 13, 2003, Castle Creek filed a lawsuit against the Company in the United States District Court in Delaware seeking redemption of the Series B Preferred and payment of the applicable redemption payment.

     Pursuant to the terms of the August 2000 transaction, the Series A Preferred and the Series B Preferred is convertible into shares of common stock on the date of issuance. After considering the allocation of the proceeds to the Series A and B Preferred, the Company determined that the Preferred contained a beneficial conversion feature ("BCF"). Since the conversion price adjustment was part of the August 2000 transaction, a contingent beneficial conversion feature ("BCF") existed at the August 15, 2000 commitment date and as of that date. The BCF was measured at zero. Upon resetting the conversion price to $0.34 on April 19, 2001, the Company recorded $1,669,000 dividend charge for the contingent BCF. The dividend was calculated based on the difference between the reduced conversion price ($0.34) and the fair value of the common stock issuable upon conversion of the Series A Preferred as of April 19, 2001. The charge for the BCF was limited to the carrying value of the Series A Preferred after the initial allocation of the cash proceeds received to the Series A and the warrants. In addition, on August 29, 2001, the Series A Preferred was exchanged for Series B Preferred, resulting in an additional reset of the conversion price ($0.16) and a $1,244,000 dividend charge for the contingent BCF.

     On April 19, 2001, the Company consummated a private placement of shares of common stock and common stock warrants to Castle Creek pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the private placement, the Company sold 714,000 shares (the "Common Shares") of common stock and a warrant to purchase an additional 2,142,000 shares of its common stock (the "Purchase Warrant"). The Common Shares were sold at a price of $.34 per share. The exercise price of the Purchase Warrant is $1.25 per share in the case of an optional exercise by Castle Creek, or 80% of the then market value (as defined in the Purchase Warrant) of the common stock in the case of a mandatory exercise required by the Company. As of December 31, 2002, pursuant to the terms of the Purchase Agreement, the Company used $324,200 of such proceeds to repurchase 305 shares of the Company's Series B Preferred from Castle Creek.

     The Company is accreting the Series B Preferred to its redemption value using the effective interest method through the redemption period of 30 months. Accordingly, the Company recorded $227,000 and $190,000 and $494,000 and $319,000 of accretion during the three and six months ended December 31, 2002 and 2001, respectively.

     Through December 31, 2002, Castle Creek converted 319 shares of Series A Preferred into 1,043,003 shares of Common Stock. In addition, Castle Creek converted shares of Series B Preferred into shares of common stock as follows:


                                               Shares
                                 ----------------------------------

                                    Series B
                   Date             Preferred        Common Stock
                                 ---------------   ----------------
              November 8, 2001        40.00              271,826
             November 19, 2001        50.00              340,208
             November 26, 2001        40.00              272,653
             November 29, 2001        75.00              511,497
             December 11, 2001       106.00              724,462
                 June 21, 2002        50.00              312,500
                  July 8, 2002        50.00              312,500
                 July 22, 2002        50.00              312,500
                August 7, 2002        50.00              312,500
            September 13, 2002        50.00              312,500
              October 11, 2002        43.82              273,851
                                 ----------          -----------
                                     604.82            3,956,997
                                 ==========          ===========

     On December 12, 2001, the Company completed a $1,765,000 private placement of Series C Preferred and common stock warrants to purchase 5,944,219 shares of common stock with various accredited investors. On February 1, 2002, the Company also received $100,000 in cash from an additional accredited investor in connection with this private placement. In total, the Company issued 1,865 shares of Series C Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $1,566,000, net of transaction costs. In addition to the cash transaction costs, the Company issued warrants to investment advisors as finder's fees to acquire 458,165 shares of common stock. The exercise price for the warrants issued as finder's fees is $0.1255 per share, and the warrants expire in five years. Using the Black-Scholes option-pricing model, the Company determined the fair value of the warrants to be $350,000. The Company is obligated to redeem the Series C Preferred 36 months from the closing. The

     Series C Preferred have a 7% dividend payable in cash or equity, at the election of Voxware, and are convertible into Voxware common stock at an initial conversion price of $0.1255 per share, subject to adjustment, as defined in the transaction documents. In addition, the investors have received warrants to purchase 5,944,219 shares of common stock at an exercise price of $0.1255 per share and expire five years from the date of closing. The Series C Preferred stockholders have certain registration rights, as defined in the transaction agreements.

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

         The Company is accreting the Series C Preferred to their redemption value using the effective interest method through the redemption period of 36 months. Accordingly, the Company recorded $119,000 and $50,000 for the three months ended December 31, 2002 and 2001 and $248,000 and $50,000 for the six months ended December 31, 2002 and 2001, respectively.

         The Series C Preferred are convertible into shares of common stock on the date of issuance. After considering the allocation of the proceeds to the Series C Preferred and the additional purchase warrants, the Company determined that the Series C Preferred contained a BCF. The Company recorded the BCF as a reduction of the Series C and an increase to additional paid-in capital in the amount of approximately $350,000. In accordance with Emerging Issues Task Force 00-27, the BCF is being amortized over the redemption period of 36 months using the effective interest method, and is being recorded in a manner similar to a dividend. As a result, the Company recorded $30,000 and $14,000 for the three months ended December 31, 2002 and 2001 and $64,000 and $14,000 for the six months ended December 31, 2002 and 2001, respectively, as a BCF, treated as a dividend.

9.   SEGMENT INFORMATION

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

         Business segment information for the periods ended December 31, 2002 and 2001 is included in the table below. Costs associated with corporate and administrative overhead expenses are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition, and the amortization of those assets, are included in the industrial voice-based products segment.

     Three months ended December 31:

                                                                 Speech
                                                 Voice-Based  Compression
                                                   Products   Technologies
                                                    Segment      Segment      Total
                                                 -----------  ------------  ---------
                                                              December 31,
                                                 ------------------------------------
                                                     2002         2002         2002
                                                 -----------  ------------  ---------
     Revenues ................................     $ 2,273      $    25      $ 2,298
     Loss from operations ....................     $  (196)     $  (215)     $  (411)
     Depreciation and amortization ...........     $   387      $    11      $   398
     Identifiable assets .....................     $ 1,920      $   940      $ 2,860

                                                              December 31,
                                                 ------------------------------------
                                                     2001         2001         2001
                                                 -----------  ------------  ---------
     Revenues ................................     $   453      $    85      $   538
     Loss from operations ....................     $(1,277)     $  (291)     $(1,568)
     Depreciation and amortization ...........     $   327      $    89      $   416
     Identifiable assets .....................     $ 3,142      $ 1,591      $ 4,733

     Six months ended December 31:

                                                                 Speech
                                                 Voice-Based  Compression
                                                   Products   Technologies
                                                    Segment      Segment      Total
                                                 -----------  ------------  ---------
                                                              December 31,
                                                 ------------------------------------
                                                     2002         2002         2002
                                                 -----------  ------------  ---------
     Revenues ................................     $ 3,724      $   146      $ 3,870
     Loss from operations ....................     $  (505)     $  (323)     $  (828)
     Depreciation and amortization ...........     $   770      $    11      $   781
     Identifiable assets .....................     $ 1,920      $   940      $ 2,860

                                                              December 31,
                                                 ------------------------------------
                                                     2001         2001        2001
                                                 -----------  ------------  ---------
     Revenues ................................     $ 1,341      $   212      $ 1,553
     Loss from operations ....................     $(2,093)     $    (6)     $(2,099)
     Depreciation and amortization ...........     $   705      $    65      $   770
     Identifiable assets .....................     $ 1,861      $ 2,651      $ 4,512

10. SUBSEQUENT EVENTS:

        Pursuant to the terms of the Series C Preferred stock agreement, in January 2003 Castle Creek elected to convert 25 shares of Series C Preferred into 214,116 shares of common stock. In addition, 20 shares of Series C Preferred were converted into 170,911 shares of common stock by another Series C Preferred holder. A total of 45 Series C Preferred shares converted into 385,935 common shares at a conversion price of $0.1255 per share, which includes accrued dividends.

        According to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, the Company is required to redeem the outstanding Series B Preferred 30 months after August 10, 2000, or February 10, 2003, provided funds are legally available under Delaware law. The Company did not redeem the Series B Preferred on the redemption date, as the Company believes that funds currently are not legally available for such redemption. On February 13, 2003, Castle Creek filed a lawsuit against the Company in the United States District Court in Delaware seeking redemption of the Series B Preferred and payment of the applicable redemption payment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This report contains forward-looking statements. Such statements are subject to certain factors that may cause Voxware's plans to differ or results to vary from those expected, including the risks associated with Voxware's need to raise additional capital in order to meet the Company's cash requirements over the next twelve months and continue as a going concern; Voxware's need to seek an extension of the redemption date of the Series B Preferred, which the Company currently is obligated to redeem; Voxware's need to introduce new and enhanced products and services in order to increase market penetration, and the risk of obsolescence of its products and services due to technological change; Voxware's need to attract and retain key management and other personnel with experience in providing integrated voice-based solutions for e-logistics, specializing in the supply chain sector; the potential for substantial fluctuations in Voxware's results of operations; competition from others; Voxware's evolving distribution strategy and dependence on its distribution channels; the potential that voice-based products will not be widely accepted; and a variety of risks set forth from time to time in Voxware's filings with the Securities and Exchange Commission. Voxware undertakes no obligation to publicly release results of any of these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrences of unexpected results.

Overview

     Voxware designs, develops, markets and sells voice-based products for the logistics, fulfillment, distribution, and package and mail sorting industries. Until February 1999, our business was developing, marketing and selling speech compression technologies and products to be used in websites, Internet telephony and consumer devices. In February 1999, we acquired from Verbex Voice Systems, Inc. ("Verbex") the assets and technology on which our current voice-based products are based. Since our acquisition of Verbex, we have significantly curtailed our speech compression technology business, and in September 1999 we sold substantially all of the assets relating to that business. Our solutions are designed specifically for use in warehouses, distribution centers and other industrial settings, to enable workers to perform, through an interactive speech interface, the least automated logistics and fulfillment tasks such as picking, receiving, returns processing, cycle counting, cross-docking and order entry, more efficiently and effectively than with alternative technologies or methods. Voxware solutions are designed to be used in the logistics and fulfillment operations of most major market industry sectors, including consumer goods manufacturers, consumer packaged goods, direct to consumer (e-commerce and catalog), food and grocery, retail, third party logistics providers, and wholesale distribution. Voxware's products are also deployed in package handling, mail sorting and manufacturing, inspection and military combat applications. Revenues are generated primarily from product sales, licenses and development services. Product sales consist of portable devices and software used for various mobile industrial and warehouse applications; stationary voice-based devices, primarily used for warehouse receiving and package sorting applications; and accessories that complement our product offerings, including microphones, headsets and computer hardware. We still generate some license fees from licensing our former speech compression products. We also generate some royalty revenues from our former speech compression business. Professional services consist of providing technical resources and assistance for customer-specific applications. Revenues from product sales are generally recognized when products are deployed for their intended use, or when they are shipped to a specific third party partner.

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

     The Company entered into and completed Solution arrangements during the quarters ended December 31, 2002 and 2001. Solution revenue for hardware, software and professional services has been recorded upon the completion of installation and customer acceptance.

     The sale to Ascend of the assets relating to the speech and audio coding business did not include Voxware's rights and obligations under its then existing license agreements. We continue to derive revenue from existing licensees of our speech coding technology in the multimedia and consumer devices markets in the form of periodic license renewal fees, royalties and service fees. With the consent of Ascend, we may also license our speech coding technologies for uses that are not competitive with Ascend. Although we do not have any agreements or arrangements with Ascend relating to any general or specific guidelines for obtaining Ascend's consent, we believe that Ascend will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. Our new licensing activity relating to the speech coding technologies has been decreasing prior to the sale to Ascend, and we expect this trend to continue. Furthermore, as we focus on voice-based systems for industrial markets, revenues from licenses of speech coding technologies will become a less significant portion of our revenues. For the quarter ended December 31, 2002, revenues related to the speech coding business accounted for 1% of total revenues for the quarter, while revenue from our voice-based solutions accounted for 99% of quarterly revenues. For the quarter ended December 31, 2001, revenues related to the speech coding business accounted for 14% of total revenues for the quarter, while revenue from our voice-based solutions accounted for 86% of quarterly revenues. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we are not dedicating significant resources to the development, marketing or licensing of our speech coding technologies.

Results of Operations

Three and Six Months Ended December 31, 2002 Versus Three and Six Months Ended December 31, 2001

Revenues

     Voxware recorded revenues of $2,298,000 for the three months ended December 31, 2002 compared to revenues of $1,015,000 for the three months ended December 31, 2001. The $1,283,000 increase in total revenues reflects a $372,000 increase in speech recognition product sales, an increase of $793,000 in license fees, a decrease of $78,000 in royalties and recurring revenues, and a $196,000 increase in service fees related to the implementation and development fees relating to our voice logistics product offering. In the six months ended December 31, 2002, total revenues increased $2,317,000 $3,870,000, or 60%, from $1,553,000 in the six months ended December 31, 2001. Compared to prior periods, our voice-based product lines have resulted in increased product revenues as we fulfill orders for our voice-based solutions.

     Total product revenues increased $1,087,000 from $810,000 in the three months ended December 31, 2001 to $1,897,000 in the three months ended December 31, 2002. This increase is due to an $1,165,000 increase in voice-based product sales and license fees, offset by a $78,000 decrease in royalties and recurring revenues. In the six months ended December 31, 2002, product revenues totaled $3,141,000, reflecting a $1,956,000 increase from product revenues of $1,185,000 for the six months ended December 31, 2001. The increase in product sales reflects the marketing and sale of our VoiceLogistics(TM), product offering, a voice-based solution set of software, hardware and professional services designed specifically for use in warehouses, distribution centers and other industrial settings to enable workers to perform typical logistics task such as picking, receiving, returns processing, cycle counting and order entry through a speech interface. Royalties and recurring revenues are primarily related to the Company's speech compression business that was sold to Ascend, as discussed previously. We anticipate that revenues from the speech coding business will continue to decline. For the three months ended December 31, 2002 and 2001, 57% and 89% of the Company's product revenues were attributable to industrial speech recognition product sales, respectively, 42% and 0% were attributable to license fees, respectively, and 1% and 11% were attributable to royalties and recurring revenues, respectively. For the six months ended December 31, 2002 and 2001, approximately 57% and 82% of the Company's product revenues were attributable to integrated voice-based solutions, respectively, 40% and 4% were attributable to license fees, respectively, and 3% and 14% were attributable to royalties and recurring revenues, respectively.

     Service revenues are primarily attributable to professional service and development fees from our VoiceLogistics(TM) product offering, and to customer maintenance support relating to our speech coding technologies business and VoiceLogistics(TM) product offering. For the three months ended December 31, 2002, service revenues totaled $401,000, reflecting a $196,000 increase from service revenues of $205,000 for the three months ended December 31, 2001. For the six months ended December 31, 2002, service revenues totaled $729,000, reflecting a $361,000 increase from service revenues of $368,000 for the six months ended December 31, 2001.

Cost of Revenues

     For the three months ended December 31, 2002, cost of revenues increased $891,000 from $333,000 for the three months ended December 31, 2001 to $1,224,000. The increase in cost of revenues reflects an increase in revenues. Cost of revenues increased $1,280,000 to $1,819,000 for the six months ended December 31, 2002 compared to $539,000 for the six months ended December 31, 2001.

     Cost of product revenues increased $744,000 to $1,056,000 for the three months ended December 31, 2002 from $312,000 for the three months ended December 31, 2001. This increase in cost of product revenues is a direct result of the increase in product sales for the three and six months ended December 31, 2002 as compared to the three and six months ended December 31, 2001. Cost of product revenues, as a percentage of product sales for the quarters ended December 31, 2002 and 2001 was 56% and 39%, respectively.

     Cost of service revenues consists primarily of the expenses associated with professional service and development fees from our VoiceLogistics(TM) product offering. Cost of service revenues increased $147,000 from $21,000 in the three months ended December 31, 2001 to $168,000 in the three months ended December 31, 2002. Cost of service revenues increased $228,000 from $110,000 in the six months ended December 31, 2001 to $338,000 for the six months ended December 31, 2001. The increase in cost of service revenues is directly attributable to the increase in service revenues described above.

Operating Expenses

     Total operating expenses, excluding amortization of purchased intangibles, increased by $220,000, or 23%, from $941,000 in the three months ended December 31, 2001 to $1,161,000 in the three months ended December 31, 2002. During the six months ended December 31, 2002, operating expenses totaled $2,230,000, reflecting a decrease of $288,000, or 11%, from total operating expenses of $2,518,000 for the six months ended December 31, 2001, excluding amortization of purchased intangibles. Non-cash amortization of purchased intangibles totaled $324,000 for the three months ended December 31, 2002 and $325,000 for the three months ended December 31, 2001. For the six months ended December 31, 2002, non-cash amortization of purchased intangibles totaled $649,000 compared to $650,000 for the six months ended December 31, 2001. For the six months ended December 31, 2002, the decrease primarily reflects a decrease in headcount related to the re-organization of our sales force and the redesign of the Company's business objectives. Compared to the quarter ended December 31, 2002, our operating expenses increased to support our increase in revenues resulting from the sale of VoiceLogistics(TM) product offering. As of December 31, 2002, our headcount remained at 40.

     Research and development expenses primarily consist of employee compensation, equipment and depreciation expenditures related to product research and development. Research and development expenses increased $200,000, or 61%, from $327,000 in the three months ended December 31, 2001 to $527,000 in the three months ended December 31, 2002. During the six months ended December 31, 2002, research and development expenses increased $168,000, or 21%, from $797,000 in the six months ended December 31, 2001. As of December 31, 2002, we had a research and development staff of 28 compared to 27 at December 31, 2001.

     Sales and marketing expenses primarily consist of employee compensation (including sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $51,000, or 15%, from $337,000 in the three months ended December 31, 2001 to $286,000 in the three months December 31, 2002. In the six months ended December 31, 2002, sales and marketing expenses decreased $199,000, or 28%, from $719,000 in the six months ended December 31, 2001 to $520,000 in the six months December 31, 2002. As of December 31, 2002, Voxware had a sales and marketing staff of six compared to seven at December 31, 2001.

     General and administrative expenses consist primarily of employee compensation, insurance, rent, office expenses and professional services. General and administrative expenses increased $71,000, or 25%, in the three months ended December 31, 2002 to $348,000 from $277,000 in the three months ended December 31, 2001. The increase in general and administrative expense is reflective of the growth of the organization and improvement of our infrastructure in order to facilitate future expansion. General and administrative expenses decreased $255,000, or 26%, from $1,000,000 in the six months ended December 31, 2001 to $745,000 in the six months ended December 31, 2002. As of December 31, 2002, Voxware's general and administrative staff remained at six full-time employees.

     Amortization of purchased intangibles totaled $324,000 and $325,000 for the three months ended December 31, 2002 and 2001, respectively. For the six months ended December 31, 2002 and 2001, amortization totaled $649,000 and $650,000, respectively.

Interest Income

     Interest income decreased $3,000, or 75%, to $1,000 offset by interest expense of $6,000 for the three months ended December 31, 2002 from $4,000 for the three months ended December 31, 2001. Interest income decreased from the quarter ended December 31, 2001 as a result of the reduction in the Company's total cash, cash equivalents and short-term portfolio balance. As of December 31, 2002, Voxware's cash, cash equivalents and short-term investments portfolio totaled $204,000 compared to $721,000 at December 31, 2001.

Income Taxes

     As of December 31, 2002, we had approximately $28,000,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. As of December 31, 2002, a full valuation allowance has been provided on the net deferred tax asset because of uncertainties regarding the Company's ability to realize the deferred asset, primarily as a result of the operating losses incurred to date.

Adjustment of Warrants to Fair Value

     On August 15, 2000, the Company completed a $4,000,000 private placement of Series A Preferred Stock ("Series A Preferred") and Warrants ("Warrants") to Castle Creek Technology Partners, LLC ("Castle Creek"). The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and Warrants sold to Castle Creek based on the relative fair value of each instrument. The fair value of the Warrants was determined based on the Black-Sholes option-pricing model. As a result, the Company allocated approximately $807,000 to the Warrants as of September 30, 2000. The Warrants are classified as a liability in the accompanying consolidated balance sheets because the Warrants give the holder the choice of net cash settlement at a time when other stockholders would not have such a choice (upon a merger or change in control, as defined). As of December 31, 2002, the outstanding Warrants were adjusted to the fair value of the Warrants based upon the closing stock price as of that date. As of December 31, 2002 the Warrants were exercised. As of December 31, 2002, using the Black-Scholes option-pricing model, the Company recorded an adjustment on the writedown of Warrants to fair value of $1,000 and $13,000 and zero and $23,000 for the three and six months ended December 31, 2002 and 2001, respectively.

Gain on Sale of Tax Loss Carryforwards and Research and Development Credits

     The State of New Jersey passed legislation in 1999, which allows New Jersey technology companies to apply for transfer or sale of unused New Jersey state net operating losses and research and development tax credits for cash. Profitable companies can buy these losses and credits at a discount, thereby reducing their state tax obligations. Voxware applied to the State of New Jersey to sell up to approximately $236,000 and $1,803,014 of its net operating loss carryforwards for the three and six months ended December 31, 2002 and 2001, respectively. Voxware received a determination letter from the state of New Jersey to sell $22,000 and $33,000 of its losses, which upon the sale provided Voxware $18,000 and $27,000 in cash as of December 31, 2002 and 2001.

Liquidity and Capital Resources

     As of December 31, 2002, we had a total of $204,000 in cash and cash equivalents. Since inception, we have primarily financed our operations through the sale of preferred stock and equity securities.

     For the six months ended December 31, 2002, cash provided by operating activities totaled $360,000. Cash provided by operating activities was attributable to a net loss of $877,000, offset by non-cash amortization of purchased intangibles and depreciation totaling $781,000, and changes in operating assets and liabilities. For the six months ended December 31, 2001, cash used in operating activities totaled $1,052,000. Cash used in operating activities was primarily attributable to a net loss of $2,099,000, which was comprised of a loss from operations totaling $1,502,000 excluding the non-cash amortization of purchased intangibles totaling $650,000, and changes in operating assets and liabilities.

     For the six months ended December 31, 2002, cash used in investing activities totaled $62,000, which consists of investment in and advances to subsidiary of $68,000, purchase of property, plant and equipment of $12,000 offset by the proceeds from the sale of tax loss carryforwards of 18,000. For the six months ended December 31, 2001, cash provided by investing activities totaled $44,000, which consisted of net sales and maturities of short-term investments and proceeds of $27,000 from the sale of net operating loss carryforwards.

     For the six months ended December 31, 2001, cash used financing activities totaled $100,000, which represents the retirement of Series B preferred stock.

     On April 19, 2001, the Company consummated a private placement of shares of common stock and common stock warrants to Castle Creek pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company sold 714,000 shares of common stock (the "Common Shares") and a warrant to purchase an additional 2,142,000 shares of its common stock (the "Purchase Warrant"). The Common Shares were sold at a price of $.34 per share. The exercise price of the Purchase Warrant is $1.25 per share in the case of an optional exercise by Castle Creek, or 80% of the then market value (as defined in the Purchase Warrant) of the common stock in the case of a mandatory exercise required by the Company. Net proceeds to the Company from the private placement were approximately $276,000. Pursuant to the terms of the Purchase Agreement, the Company used $48,200 of such proceeds to repurchase 46 shares of the Company's Series A Preferred from Castle Creek. The balance of the proceeds is to be used by the Company for general working capital purposes.

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

     In August of 2001, the Company exchanged its Series A Preferred for shares of Series B Preferred with Castle Creek. As the term, rights and preferences of the Series B are substantially similar to those of the Series A, the Company recorded the exchange based upon the carrying value of the Series A Preferred. According to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, the Company is required to redeem the outstanding Series B Preferred 30 months after August 10, 2000, or February 10, 2003, provided funds are legally available under Delaware law. The Company did not redeem the Series B Preferred on the redemption date, as the Company believes that funds currently are not legally available for such redemption. According to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, subsequent to the mandatory redemption date, any unredeemed Series B Preferred shall be redeemed as soon as additional funds become legally available. Until the redemption price has been paid to the holder, the stock continues to be outstanding and governed by the original terms. The unredeemed Series B Preferred will continue to accrue dividends at 7% and shall remain fully convertible. On February 13, 2003, Castle Creek filed a lawsuit against the Company in the United States District Court in Delaware seeking redemption of the Series B Preferred and payment of the applicable redemption payment.

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

     In August 2000, the contingent BCF was measured at zero. As a result, the dividend was calculated based on the difference between the reduced conversion price ($0.34) and the fair value of the common stock issuable upon conversion of the Series A Preferred as of April 19, 2001. The charge for the BCF is limited to the carrying value of the Series A Preferred after the initial allocation of the cash proceeds received to the Series A and the warrants. At April 19, 2001, the Company recorded a $1,669,000 dividend charge for the contingent BCF. Through June 30, 2002, the Series A Preferred and Series B Preferred holders converted 361 shares of Series A Preferred and Series B Preferred into 2,433,146 shares of common stock at an exercise price of $0.34. During the quarter ended December 31, 2002, Castle Creek elected to convert 44 shares of Series B Preferred into 273,851 shares of common stock.

     For all transactions through December 31, 2002, each share of Series B Preferred converted into a number of common shares at a conversion price ranging from $0.16 to $0.34 per share. At the August conversion, the conversion price was re-adjusted to the average of the five lowest closing bid prices during the last ten days before the conversion ($0.19). Per the August 2000 agreement, any reset of the conversion price would result in a BCF limited as defined above. As the limit was reached on the April 2001 BCF, no BCF was booked in conjunction with the August 2001 reset.

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

     The Debentures are mandatorily convertible into shares of capital stock of the Company issued upon the closing of a Qualifying Fundraising (as specifically defined in the Debentures). A Qualifying Fundraising requires the execution, on or before November 30, 2002, of subscription agreements providing for the issuance of at least U.S.$2,500,000 of equity of the Company, and the closing of such financing by February 28, 2003. In the event the subscription agreements are not executed by November 30, 2002 or the Qualifying Fundraising is not consummated by February 28, 2003, each of the holders of the Debentures has the right, at any time prior to the close of business on July 1, 2003, to convert any or all of the outstanding principal amount and accrued interest of the Debenture into shares of preferred stock of the Company, with new rights, preferences and privileges senior to the Company's existing preferred stock. The conversion price for such senior preferred stock shall be 33% of the average share price for the Company's common stock for the 30 trading days prior to the date of the exercise of the conversion option, or, if the Company's securities are not listed or traded on a stock exchange, a regulated market or the Over the Counter Bulletin Board ("OTCBB"), 33% of the intrinsic value of the Company's equity on the date of the exercise of the conversion option, as determined by an independent expert. The Company has not consummated a Qualifying Fundraising as of the date of filing of this Form 10-Q. The Company is currently seeking additional financing.

     In the event the subscription agreements for the Qualifying Fundraising are not executed by November 30, 2002 or the Qualifying Fundraising is not consummated by February 28, 2003, the Debentures are redeemable at the option of the Debenture holders. The redemption price is one hundred percent (100%) of the principal amount so redeemed, plus accrued and unpaid interest. The Company has not consummated a Qualifying Fundraising as of the date of filing of this Form 10-Q. The Company is currently seeking additional financing.

     Simultaneously with the execution of the Debentures, the Company, Creafund and the other holders of equity in Voxware nv (which parties are also the holders of the Debentures) executed a Shareholders Agreement pursuant to which Creafund and the other equity holders have the option to convert their shares of Voxware nv into shares of capital stock of the Company issued upon the closing of a Qualifying Fundraising. In the event subscription agreements for the Qualifying Fundraising are not executed by November 30, 2002 or the Qualifying Fundraising is not consummated by February 28, 2003, the equity holders of Voxware nv (other than the Company) have the right to convert their shares of Voxware nv into shares of preferred stock of the Company, with new rights, preferences and privileges senior to the Company's existing preferred stock. The Company has not consummated a Qualifying Fundraising as of the date of filing of this Form 10-Q. The Company is currently seeking additional financing.

     The conversion price for such senior preferred stock shall be 33% of the average share price for the Company's common stock for the 30 trading days prior to the date of the exercise of the conversion option, or, if the Company's securities are not listed or traded on a stock exchange, a regulated market or the OTCBB, 33% of the intrinsic value of the Company's equity on the date of the exercise of the conversion option, as determined by an independent expert. The exchange rights described in this paragraph expire on December 31, 2004. The value of the shares of Voxware nv for purposes of determining the exchange ratios is based upon the net sales of Voxware nv.

     The Company has granted Voxware nv a royalty-free license to distribute Voxware's voice-based solutions for the logistics, distribution and package sorting industries in Europe on mutually acceptable commercially reasonable terms. In the event that the Qualifying Financing is not consummated, such license shall convert to a royalty-bearing license on such terms and conditions as mutually agreed upon by the parties to the Shareholders Agreement.

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties, frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Since its inception, the Company has incurred significant losses and, as of December 31, 2002, the Company had an accumulated deficit of $49,261,000. Management believes that unless the Company is able to secure additional financing, obtain replacement financing or extend the mandatory redemption dates on preferred stock in the short-term, its cash and cash equivalents will not be adequate to meet the Company's cash requirements over the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company has minimal cash on hand as of December 31, 2002, and management is currently seeking approximately $5,000,000 in financing which the company believes that, if obtained, would be sufficient to meet the cash requirements of its operations for the next twelve months. There can be no assurance that the negotiations will be successful and result in financing for the Company. If such financing is not obtained, the Company will have to curtail a significant portion or all of its operations.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Assets Retirement Obligations." ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 was effective for the quarter ended December 31, 2002 and the adoption of this pronouncement had no effect on consolidated results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment for the Disposal of Long-lived Assets" ("SFAS 144"). This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of." However, SFAS 144 retains the fundamental provisions of Statement No.121 for (a) recognition and measurement of the impairment of long -lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 was effective for the quarter ended December 31, 2002 and the adoption of this pronouncement had no effect on the Company's consolidated results of operations or financial position.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On February 13, 2003, Castle Creek filed a lawsuit against the Company in the United States District Court in Delaware seeking redemption of the Series B Preferred and payment of the applicable redemption payment. According to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, the Company is required to redeem the outstanding Series B Preferred 30 months after August 10, 2000, or February 10, 2003, provided funds are legally available under Delaware law. The Company did not redeem the Series B Preferred on the redemption date, as the Company believes that funds currently are not legally available for such redemption.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Pursuant to the terms of the Series C Preferred stock agreement, in January 2003 Castle Creek elected to convert 25 shares of Series C Preferred into 214,116 shares of common stock. In addition, 20 shares of Series C Preferred were converted into 170,911 shares of common stock by another Series C Preferred holder. A total of 45 Series C Preferred shares converted into 385,935 common shares at a conversion price of $0.1255 per share, which includes accrued dividends.

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

     The Debentures are mandatorily convertible into shares of capital stock of the Company issued upon the closing of a Qualifying Fundraising (as specifically defined in the debentures). A Qualifying Fundraising requires the execution, on or before November 30, 2002, of subscription agreements providing for the issuance of at least U.S.$2,500,000 of equity of the Company, and the closing of such financing by February 28, 2003. In the event the subscription agreements are not executed by November 30, 2002 or the Qualifying Fundraising is not consummated by February 28, 2003, each of the holders of the Debentures has the right, at any time prior to the close of business on July 1, 2003, to convert any or all of the outstanding principal amount and accrued interest of the Debenture into shares of preferred stock of the Company, with new rights, preferences and privileges senior to the Company's existing preferred stock. The conversion price for such senior preferred stock shall be 33% of the average share price for the Company's common stock for the 30 trading days prior to the date of the exercise of the conversion option, or, if the Company's securities are not listed or traded on a stock exchange, a regulated market or the OTCBB, 33% of the intrinsic value of the Company's equity on the date of the exercise of the conversion option, as determined by an independent expert. The Company has not consummated a Qualifying Fundraising as of the date of filing of this Form 10-Q. The Company is currently seeking additional financing.

     In the event the subscription agreements for the Qualifying Fundraising are not executed by November 30, 2002 or the Qualifying Fundraising is not consummated by February 28, 2003, the Debentures are redeemable at the option of the Debenture holders. The redemption price is one hundred percent (100%) of the principal amount so redeemed, plus accrued and unpaid interest. The Company has not consummated a Qualifying Fundraising as of the date of filing of this Form 10-Q. The Company is currently seeking additional financing.

     Simultaneously with the execution of the Debentures, the Company, Creafund and the other holders of equity in Voxware nv (which parties are also the holders of the Debentures) executed a Shareholders Agreement pursuant to which Creafund and the other equity holders have the option to convert their shares of Voxware nv into shares of capital stock of the Company issued upon the closing of a Qualifying Fundraising. In the event subscription agreements for the Qualifying Fundraising are not executed by November 30, 2002 or the Qualifying Fundraising is not consummated by February 28, 2003, the equity holders of Voxware nv (other than the Company) have the right to convert their shares of Voxware nv into shares of preferred stock of the Company, with new rights, preferences and privileges senior to the Company's existing preferred stock. The Company has not consummated a Qualifying Fundraising as of the date of filing of this Form 10-Q. The Company is currently seeking additional financing. The conversion price for such senior preferred stock shall be 33% of the average share price for the Company's common stock for the 30 trading days prior to the date of the exercise of the conversion option, or, if the Company's securities are not listed or traded on a stock exchange, a regulated market or the OTCBB, 33% of the intrinsic value of the Company's equity on the date of the exercise of the conversion option, as determined by an independent expert. The exchange rights described in this paragraph expire on December 31, 2004. The value of the shares of Voxware nv for purposes of determining the exchange ratios is based upon the net sales of Voxware nv.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     According to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, the Company is required to redeem the outstanding Series B Preferred 30 months after August 10, 2000, or February 10, 2003, provided funds are legally available under Delaware law. The Company did not redeem the Series B Preferred on the redemption date, as the Company believes that funds currently are not legally available for such redemption. According to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, subsequent to the mandatory redemption date, any unredeemed Series B Preferred shall be redeemed as soon as additional funds become legally available. Until the redemption price has been paid to the holder, the stock continues to be outstanding and governed by the original terms. The unredeemed Series B Preferred will continue to accrue dividends at 7% and shall remain fully convertible. On February 13, 2003, Castle Creek filed a lawsuit against the Company in the United States District Court in Delaware seeking redemption of the Series B Preferred and payment of the applicable redemption payment.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

             99.1 Statement Pursuant to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K.

             Not applicable.
                                      -22-

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2003


                                 VOXWARE, INC.
                                 (Registrant)


                                 By: /s/ Bathsheba J. Malsheen
                                     -------------------------------------------
                                     Bathsheba J. Malsheen, President and Chief
                                     Executive Officer


                                 By: /s/ Nicholas Narlis
                                     -------------------------------------------
                                     Nicholas Narlis, Senior Vice President,
                                     Chief Financial Officer, Treasurer and
                                     Secretary
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)

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

                                           /s/ Bathsheba J. Malsheen, Ph.D.
                                           -------------------------------------
Dated: February 14, 2003                  Bathsheba J. Malsheen, Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

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

                                  /s/ Nicholas Narlis
                                  ----------------------------------------------
Dated:   February 14, 2003       Nicholas Narlis
                                  Senior Vice President, Chief Financial Officer Secretary and Treasurer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)