Form 10-Q
period 2003-03-31
VOXWARE INC
filed 2003-05-15
CIK 933454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 0-021403

VOXWARE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3934824
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Lawrenceville Office Park

P.O. Box 5363

Princeton, New Jersey 08543

609-514-4100

(Address, including zip code, and telephone

number (including area code) of registrant’s

principal executive office)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 6, 2003
Common Stock, $.001 par value	28,210,919

VOXWARE, INC.

PART I—FINANCIAL INFORMATION

ITEM	1. CONSOLIDATED FINANCIAL STATEMENTS

Voxware, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(In thousands, except per share data)
Revenues:
Product revenues:
Product sales	$1,209	$1,032	$2,988	$2,005
License fees	487	300	1,737	341
Royalties and maintenance revenues	333	15	444	185

Total product revenues	2,029	1,347	5,169	2,531
Service revenues	282	178	1,012	546

Total revenues	2,311	1,525	6,181	3,077

Cost of revenues:
Cost of product revenues	981	985	2,462	1,414
Cost of service revenues	146	146	484	256

Total cost of revenues	1,127	1,131	2,946	1,670

Gross profit	1,184	394	3,235	1,407

Operating expenses:
Research and development	614	385	1,579	1,182
Sales and marketing	384	286	904	1,005
General and administrative	381	495	1,126	1,495
Amortization of purchased intangibles	120	324	769	973

Total operating expenses	1,499	1,490	4,378	4,655

Operating loss	(315)	(1,096)	(1,143)	(3,248)
Interest income (expense), net	(46)	5	(48)	8
Adjustment of warrants to fair value	—	—	—	23
Gain on sale of tax loss carryforwards	—	—	18	27
Equity loss in investee	(68)	—	(132)	—

Net loss	(429)	(1,091)	(1,305)	(3,190)
Accretion of preferred stock to redemption value	(302)	(304)	(796)	(623)
Amortization of Series C beneficial conversion to redemption value	(27)	(8)	(91)	(349)
Warrants issued to preferred stockholders treated as a dividend	—	—	—	(480)

Net loss applicable to common stockholders	$(758)	$(1,403)	$(2,192)	$(4,642)

Basic and diluted net loss per share applicable to common stockholders	$(0.03)	$(0.08)	$(0.10)	$(0.27)

Weighted average number of common shares—basic and diluted	23,404	16,965	22,900	16,965

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2003	June 30, 2002
	(unaudited)
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$238	$6
Accounts receivable, net	1,619	1,315
Inventory, net	622	678
Prepaid expenses and other current assets	243	82

Total current assets	2,722	2,081

Property and equipment, net	168	297
Equity investment and advances	268	—
Intangible assets, net	—	769
Note receivable from investee	315	—
Other assets, net	192	44

	$3,665	$3,191

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,473	$2,080
Deferred revenues	533	387
Subordinated debentures, net of discount of $143	153	—

Total current liabilities	4,159	2,467
Series B mandatorily redeemable convertible preferred stock (liquidation value $2,240 and $2,894, respectively)	2,470	2,900
Series C mandatorily redeemable convertible preferred stock (liquidation value $2,019 and $1,840, respectively)	1,812	1,299
Stockholders’ deficit:
Common stock, $.001 par value, 180,000,000 shares authorized; 26,210,919 and 21,573,860 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	26	21
Additional paid-in capital	45,220	44,338
Accumulated deficit	(50,022)	(47,834)

Total stockholders’ deficit	(4,776)	(3,475)

Total liabilities and stockholders’ deficit	$3,665	$3,191

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2003	2002
	(in thousands)
Operating activities:
Net loss	$(1,305)	$(3,190)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	945	1,204
Amortization of debt discount on subordinate debentures	47	—
Accrued interest on note receivable from investee	(19)	—
Gain on sale of tax loss carryforwards	(18)	(27)
Stock-based compensation expense	—	1
Equity loss in investee	132	—
Adjustment of warrants to fair value	—	(23)
Other, net	6	—
Changes in operating assets and liabilities:
Accounts receivable	(490)	(220)
Inventory	56	349
Prepaid expenses and other current assets	(161)	262
Other assets, net	(148)	67
Accounts payable and accrued expenses	1,284	(118)
Deferred revenues	146	(21)

Net cash provided by (used in) operating activities	475	(1,716)

Investing activities:
Purchase of equity investment in and advances to investee	(214)	—
Purchase of property and equipment	(47)	17
Proceeds from sale of tax loss carryforwards	18	27

Net cash provided by (used in) investing activities	(243)	44

Financing activities:
Issuance of short-term debt	—	50
Proceeds from exercise of warrants	—	97
Proceeds from issuance of Series C convertible preferred stock and warrants, net of expenses	—	1,572
Payment of short-term debt	—	(50)
Repurchase of Series B preferred stock	—	(479)

Net cash provided by financing activities	—	1,190

Increase (decrease) in cash and cash equivalents	232	(482)
Cash and cash equivalents, beginning of period	6	561

Cash and cash equivalents, end of period	$238	$79

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Warrants issued to preferred stockholder treated as a dividend	$—	$480

Beneficial conversion feature treated as a dividend	$—	$349

Exchange of Series A for Series B preferred stock, including $38 of accretion to redemption value	$—	$3,231

Conversion of Series A preferred stock into common stock	$—	$85

Conversion of Series B preferred stock into common stock	$564	$835

Conversion of Series B preferred stock into accrued dividends	$93	$—

Repurchase of Series B preferred stock into accrued dividends	$16	$—

Repurchase of Series B preferred stock for cashless exercise of warrants into common stock	$84	$—

Conversion of Series C preferred stock into common stock	$49	$25

Conversion of accounts receivable-investee into advances to investee	$186	$—

Warrant to acquire common stock issued for finder’s fee	$—	$36

Issuance of subordinated debentures in exchange for a note receivable from investee	$296	$—

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiary

Notes To Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The consolidated financial statements for Voxware, Inc. and its wholly-owned subsidiary, Verbex Acquisition Corporation (“Voxware” or the “Company”), as of March 31, 2003 and for the three month and nine month periods ended March 31, 2003 and 2002, are unaudited and reflect all adjustments (consisting only of normal adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

The results of operations and cash flows for the interim period ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003 or any other future periods. The Company has incurred significant operating losses historically, as well as during the three and nine months ended March 31, 2003. In addition, the report of our independent certified public accountants included a going concern modification for the year ended June 30, 2002. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this going concern uncertainty.

On April 18, 2003, Voxware executed a Series D Convertible Preferred Stock Purchase Agreement (the “Series D Purchase Agreement”), pursuant to which the Company agreed to sell shares of its Series D Convertible Preferred Stock, $0.001 par value per share (the “Series D Stock”), warrants to purchase shares of Series D Stock and warrants to purchase shares of its Common Stock, $0.001 par value per share (the “Common Stock”), for an aggregate purchase price of $5.6 million. Closing of this financing is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company’s capital stock, to be voted on by Common Stockholders at the Company’s annual meeting of stockholders (See Note 10).

As part of the transactions contemplated by the Series D Purchase Agreement, the Company and Castle Creek Technology Partners, LLC (“Castle Creek”) have executed a Settlement Agreement and Mutual Release pursuant to which the lawsuit filed by Castle Creek against the Company in the United States District Court for the District of Delaware on February 13, 2003 with respect to the Company’s failure to redeem its Series B Convertible Preferred Stock, $0.001 par value per share (the “Series B Stock”), will be dismissed upon the consummation of the financing and payment to Castle Creek of the consideration described in the Exchange Agreement entered into between the Company and Castle Creek on April 18, 2003.

2.	LOSS PER SHARE

Basic and diluted net loss per share applicable to Common Stockholders was computed by dividing the net loss applicable to Common Stockholders by the weighted average number of common shares outstanding during the three and nine months ended March 31, 2003 and 2002. As of March 31, 2003, stock options and warrants (10,962,386 outstanding as of March 31, 2003) have not been included in the diluted net loss per common share calculation, since the impact is anti-dilutive.

3.	RECEIVABLES AND CREDIT POLICIES

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Interest is not billed or accrued. Accounts receivable in excess of 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess of 90 days from the invoice date and based on an assessment of current creditworthiness, and estimates of the portion, if any, of the balance that will not be collected. The Company reviews its valuation allowance on a quarterly basis.

4.	NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment for the Disposal of Long-lived Assets” (“SFAS 144”). This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of.” However, SFAS 144 retains the fundamental provisions of Statement No.121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 was effective for the Company’s year beginning July 1, 2002, and the adoption of this pronouncement had no effect on the Company’s consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and management does not expect the adoption to have an impact on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock based compensation. Certain disclosure modifications are required for interim periods beginning after December 15, 2002 and are included in the notes to the Company’s March 31, 2003 consolidated financial statements. The other provisions of SFAS No. 148 are not expected to be applicable to the Company as the Company has not expressed an intent to change its accounting for stock-based compensation.

In November 2002, the FASB issued FASB Interpretation, “FIN,” No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The adoption of FIN No. 45 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation “FIN” No. 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE’s) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

5.	INVESTMENT IN VOXWARE, N.V.

In October 2002, the Company acquired a 33% interest in Voxware n.v., which was established to sell and market the Company’s products in Europe. The Company accounts for this investment under the equity method of accounting and therefore records its share of such earnings (loss) in the Consolidated Statements of Operations as a “Equity Loss in Investee” and the carrying value of the Company’s investment and advances is recorded in the Consolidated Balance Sheet as “Equity Investment and Advances.” During the nine months ended March 31, 2003, the Company recorded $294,000 of sales to Voxware n.v. of which, $186,000 was converted into additional advances leaving $107,000 as a receivable which is included in accounts receivable as of March 31, 2003. The table below sets forth the carrying values of the Company’s investment and the Company’s share of their losses for the nine months ended March 31, 2003:

Initial equity in net assets	$20,000
Advances	$380,000
Equity loss in investee	$(132,000)

Total	$268,000

Condensed financial information of Voxware n.v. as of and for the nine months ended March 31, 2003 is as follows:
Revenue	$362,000

Net loss	$(396,000)

Company’s interest in net loss	$(132,000)

Assets	$384,000

Liabilities	$606,000

Stockholders’ deficit	$222,000

The Company has granted Voxware n.v. a royalty-free license to distribute Voxware’s voice-based solutions for the logistics, distribution and package sorting industries in Europe on mutually acceptable, commercially reasonable terms. In the event that the Qualifying Financing does not get consummated, such license shall convert to a royalty-bearing license on such terms and conditions as mutually agreed upon by the parties to the Shareholders Agreement between Voxware and the outside holders of equity interests in Voxware, n.v. The Exchange Agreement provides that the issuance of the shares of Series D Stock and the warrants under such agreement constitutes a Qualifying Fundraising under each of the Debentures and the Shareholders Agreement related to Voxware, n.v.

6.	SUBORDINATED DEBENTURES

The Company issued a series of 10% Convertible Debentures due July 1, 2003 (the “Debentures”) in the aggregate principal amount of €300.699,32 on October 2, 2002. The proceeds of the Debentures were used to fund the Company’s investment in a note receivable from Voxware n.v., a limited liability company organized under Belgian law, founded by Creafund n.v. (“Creafund”) and the Company on July 1, 2002, and to fund the operational expenses of Voxware n.v., excluding expenses or invoices generated by the Company (other than the acquisition of the Company’s voiced-based solutions). As consideration for issuing the debentures, the Company’s note receivable was recorded as a note receivable from the investee. The note bears interest at 10% per annum and is due on July 1, 2003. For the nine months ended March 31, 2003, the Company recorded interest income in the amount of $19,000.

The Debentures are convertible into shares of capital stock of the Company. After review, the

Company determined that the Debentures contained a beneficial conversion feature (“BCF”). The Company recorded the BCF at $190,000 as a reduction of the Debentures and an increase in additional paid-in capital. The Company is accreting the debt discount as interest expense over the life of the Debentures (until July 1, 2003) using the effective interest method. As a result, the Company recorded $47,000 of interest expense relating to the amortization of the BCF for the nine months ended March 31, 2003.

The Debentures are mandatorily convertible into shares of capital stock of the Company issued upon the closing of a Qualifying Fundraising (as specifically defined in the Debentures). A Qualifying Fundraising requires the execution, on or before November 30, 2002, of subscription agreements providing for the issuance of at least US$2,500,000 of equity of the Company, and the closing of such financing by February 28, 2003. In the event the subscription agreements are not executed by November 30, 2002, or the Qualifying Fundraising is not consummated by February 28, 2003, each of the holders of the Debentures has the right, at any time prior to the close of business on July 1, 2003, to convert any or all of the outstanding principal amount and accrued interest of the Debentures into shares of Preferred Stock of the Company, with new rights, preferences and privileges senior to the Company’s existing Preferred Stock. The conversion price for such senior Preferred Stock shall be 33% of the average share price for the Company’s Common Stock for the 30 trading days prior to the date of the exercise of the conversion option, or, if the Company’s securities are not listed or traded on a stock exchange, a regulated market or the Over-the-Counter Bulletin Board (“OTCBB”), 33% of the intrinsic value of the Company’s equity on the date of the exercise of the conversion option, as determined by an independent expert. The Debentures are secured by a security agreement, which consists of the fixed assets of the Company. The subscription agreements for the Qualifying Fundraising were not executed by November 30, 2002, and the Qualifying Fundraising was not consummated by February 28, 2003.

As part of the transactions contemplated by the Series D Purchase Agreement and pursuant to an Exchange Agreement entered into between the Company and the Debentures holders on April 18, 2003, the holders of the Debentures have agreed to exchange all of such Debentures for an aggregate of 20,000,000 shares of Series D Stock. Simultaneously with the closing, the Company will also pay the Debentures holders, in cash, the amount of all interest accrued on the Debentures, through the closing date. Additionally, all outside holders of equity interests in Voxware, n.v. have agreed to exchange all such equity interests for an aggregate of 30,000,000 shares of Series D Stock and up to 15,000,000 additional shares of Series D Stock if Voxware, n.v. exceeds certain sales milestones. (See note 10).

7.	STOCK BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, using an intrinsic value approach to measure compensation expenses, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with SFAS 123, “Accounting for Stock-Based Compensation”, and “EITF” Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”, using a Fair Value approach.

SFAS No. 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS No. 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net loss and net loss per common share would have increased to the pro forma amounts indicated in the table below:

	Nine months ended March 31,
	2003	2002
Net loss applicable to common stockholders, as reported	$(2,192)	$(4,642)
Deduct: Stock-Based employee compensation expense included in reported net loss	—	—
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(343)	(342)

Pro forma net loss applicable to common stockholders	$(2,535)	$(4,984)

Loss per share—basic, as reported	$(0.10)	$(0.27)

Loss per share—diluted, as reported	$(0.10)	$(0.27)

Pro forma loss per share—basic	$(0.11)	$(0.29)

Pro forma loss per share—diluted	$(0.11)	$(0.29)

8.	SERIES B AND SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND OTHER CHANGES IN STOCKHOLDERS’ DEFICIT

Series B Mandatorily Redeemable Convertible Preferred Stock:

According to the Certificate of Designations, Preferences and Rights of the Series B Stock, the Company is required to redeem the outstanding Series B Stock 30 months after August 10, 2000, or February 10, 2003, provided funds are legally available under Delaware law. The Company did not redeem the Series B Stock on the redemption date, as the Company believes that funds currently are not legally available for such redemption. According to the Certificate of Designations, Preferences and Rights of the Series B Stock, subsequent to the mandatory redemption date, any unredeemed Series B Stock shall be redeemed as soon as additional funds become legally available. Until the redemption price has been paid to the holder, the Series B Stock continues to be outstanding and governed by the original terms. The unredeemed Series B Stock will continue to accrue dividends at 7% and shall remain fully convertible.

On February 13, 2003, Castle Creek filed a lawsuit against the Company in the United States District Court in Delaware seeking redemption of the Series B Stock and payment of the applicable redemption payment. As part of the transactions contemplated by the Series D Purchase Agreement, the Company and Castle Creek have executed a Settlement Agreement and Mutual Release pursuant to which the lawsuit filed by Castle Creek against the Company with respect to the Company’s failure to redeem its Series B Stock will be dismissed upon the consummation of the financing contemplated by the Series D Purchase Agreement and payment to Castle Creek of the consideration described in the Exchange Agreement entered into between the Company and Castle Creek on April 18, 2003. Closing of the financing contemplated by the Series D Purchase Agreement is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company’s capital stock, to be voted on by Common Stockholders at the Company’s annual meeting of stockholders.

The Company is accreting the Series B Stock to its redemption value using the effective interest method through the redemption period of 30 months, which ended on February 28, 2003. Subsequent to February 28, 2003, the Series B Preferred Stock continues to accrue interest, until the stock is redeemed. Accordingly, the Company recorded $79,000 and $130,000 and $327,000 and $449,000 of accretion during the three and nine months ended March 31, 2003 and 2002, respectively.

During the nine months ended March 31, 2003, the Company converted 564 shares of Series B Preferred Stock into 3,523,851 shares of Common Stock. The value of these conversions totaled $657,000, which included $93,000 of accrued dividends recorded as a liability.

During the nine months ended March 31, 2003, the Company repurchased 100 shares of Series B Preferred Stock using the proceeds obtained in connection with the exercise of a warrant to purchase 727,273 shares of Common Stock. The value of the repurchase totaled $100,000 which included $16,000, of accrued dividends recorded as a liability.

Series C Mandatorily Redeemable Convertible Preferred Stock:

The Company is accreting the Series C Stock to its redemption value using the effective interest method through the redemption period of 36 months. Accordingly, the Company recorded accretion of $110,000 and $174,000 for the three months ended March 31, 2003 and 2002, respectively, and $356,000 and $174,000 for the nine months ended March 31, 2003 and 2002, respectively. Furthermore, Series C Stock is convertible into shares of Common Stock on the date of issuance. After considering the allocation of the proceeds to the Series C Stock and the additional purchase warrants, the Company determined that the Series C Stock contained a Beneficial Conversion Feature (“BCF”). The Company recorded the BCF as a reduction of the Series C Stock and an increase to additional paid-in capital in the amount of approximately $350,000. In accordance with EITF 00-27, the BCF is being amortized over the redemption period of 36 months using the effective interest method, and is being recorded in a manner similar to a dividend. As a result, the Company recorded $27,000 and $14,000 for the three months ended March 31, 2003 and 2002, respectively, and $91,000 and $14,000 for the nine months ended March 31, 2003 and 2002, respectively, as a BCF, treated as a dividend. The Company is also accreting the transaction costs associated with the Series C Preferred Stock to redemption value over the redemption period. Such accretion amounted to $113,000 during the nine month period ended March 31, 2003.

During the nine months ended March 31, 2003, pursuant to the terms of the Series C Stock, holders of Series C Stock had converted a total of 45 shares of Series C Stock with a value of $49,000 into 385,935 shares of Common Stock at a conversion price of $0.1255 per share, which includes accrued dividends.

As part of the transactions contemplated by the Series D Purchase Agreement and pursuant to an Exchange Agreement entered into between the Company and the holders of the Series C Stock on April 18, 2003, the holders of the Series C Stock have agreed to exchange such shares and certain outstanding Common Stock warrants for an aggregate of 61,933,934 shares of Series D Stock. Closing of the financing contemplated by the Series D Purchase Agreement is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company’s capital stock, to be voted on by Common Stockholders at the Company’s annual meeting of stockholders.

9.	SEGMENT INFORMATION

Business segment information for the three and nine month periods ended March 31, 2003 and 2002 is included in the table below (in thousands). Costs associated with corporate and administrative overhead expenses are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition, and the amortization of those assets, are included in the industrial voice-based products segment.

Three months ended March 31:

	Voice-Based Products Segment	Speech Compression Technologies Segment	Total
	March 31,
	2003	2003	2003
Revenues	$2,061	$250	$2,311
Loss from operations	$(184)	$(131)	$(315)
Depreciation and amortization	$161	$3	$164
Identifiable assets	$2,889	$776	$3,665

	March 31,
	2002	2002	2002
Revenues	$1,433	$92	$1,525
Loss from operations	$(60)	$(1,036)	$(1,096)
Depreciation and amortization	$466	$32	$498
Identifiable assets	$938	$2,835	$3,773

Nine months ended March 31:

	Voice-Based Products Segment	Speech Compression Technologies Segment	Total
	March 31,
	2003	2003	2003
Revenues	$5,785	$396	$6,181
Loss from operations	$(675)	$(468)	$(1,143)
Depreciation and amortization	$931	$14	$945
Identifiable assets	$2,889	$776	$3,665

	March 31,
	2002	2002	2002
Revenues	$2,774	$303	$3,077
Loss from operations	$(1,440)	$(1,808)	$(3,248)
Depreciation and amortization	$1,171	$33	$1,204
Identifiable assets	$938	$2,835	$3,773

10.	SUBSEQUENT EVENTS:

Pursuant to the terms of the Series B Stock, on April 21, 2003 and May 6, 2003, Castle Creek elected to convert a total of 320 shares of Series B Stock into an aggregate of 2,000,000 shares of Common Stock.

On April 18, 2003, Voxware executed the Series D Purchase Agreement, pursuant to which the Company agreed to sell shares of its Series D Stock, warrants to purchase shares of Series D Stock and warrants to purchase shares of Common Stock, for an aggregate purchase price of $5,600,000. Closing of this financing is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company’s capital stock, to be voted on by Common Stockholders at the Company’s annual meeting of stockholders.

In connection with the Series D Purchase Agreement:

1. The Company and Castle Creek have executed a Settlement Agreement and Mutual

Release pursuant to which the lawsuit filed by Castle Creek against the Company in the United States District Court for the District of Delaware on February 13, 2003 with respect to the Company’s failure to redeem its Series B Stock will be dismissed upon the consummation of the financing and payment to Castle Creek of the consideration described in the Exchange Agreement entered into between the Company and Castle Creek on April 18, 2003. Such Exchange Agreement provides that, upon the consummation of the financing:

1.	provides that, upon the consummation of the financing contemplated by the Series D Purchase Agreement and payment to Castle Creek of certain amounts set forth in the Exchange Agreement, the Series B Stock will be amended to relinquish certain rights and preferences currently held by such stockholder.

2.	Pursuant to an Exchange Agreement entered into between the Company and the holders of the Series C Stock on April 18, 2003, the holders of the Series C Stock have agreed to exchange such shares and certain outstanding Common Stock warrants for an aggregate of 61,933,934 shares of Series D Stock.

3.	Pursuant to an Exchange Agreement entered into between the Company and the Debentures holders on April 18, 2003, the holders of the Debentures have agreed to exchange all of such Debentures for an aggregate of 20,000,000 shares of Series D Stock. Simultaneously with the closing, the Company will also pay the Debenture holders, in cash, the amount of all interest accrued on the Debentures, through the closing date. Additionally, all outside holders of equity interests in Voxware, n.v. have agreed to exchange all such equity interests for an aggregate of 30,000,000 shares of Series D Stock and up to 15,000,000 additional shares of Series D Stock if Voxware, n.v. exceeds certain sales milestones.

Closing of the transactions contemplated by the Series D Purchase Agreement, including those transactions contemplated by the Exchange Agreements, is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company’s capital stock, to be voted on by Common Stockholders at the Company’s annual meeting of stockholders.

On May 7, 2003, the Company completed a facility line of credit with Silicon Valley Bank. The maximum amount that can be drawn on the line of credit is $250,000. The amount available to the Company is subject to a borrowing base consisting of 80% of the Company’s eligible accounts receivable. This line of credit matures on May 6, 2004. The facility bears interest at prime plus 2% per annum and a handling fee of 0.25% of the monthly gross purchased accounts receivable balance. The line of credit is secured by the Company’s eligible accounts receivable and inventory, up to $250,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report contains forward-looking statements. Such statements are subject to certain factors that may cause Voxware’s plans to differ or results to vary from those expected, including the risks associated with: Voxware’s need to raise additional capital in order to meet the Company’s cash requirements over the next twelve months and continue as a going concern; Voxware’s need to consummate the transactions contemplated by the Series D Purchase Agreement, pursuant to which the Company has agreed to sell shares of its Series D Stock, warrants to purchase shares of Series D Stock and warrants to purchase shares of Common Stock, for an aggregate purchase price of $5.6 million, but which transactions are subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company’s capital stock, to be voted on by common stockholders at the Company’s annual meeting of stockholders; Voxware’s need to seek an extension of the redemption date of the Series B Stock, which the Company currently is obligated to redeem, or obtain a modification of the term of the Series B Stock; Voxware’s need to introduce new and enhanced products and services in order to increase market penetration, and the risk of obsolescence of its products and services due to technological change; Voxware’s need to attract and retain key management and other personnel with experience in providing integrated voice-based solutions for e-logistics, specializing in the supply chain sector; the potential for substantial fluctuations in Voxware’s results of operations; competition from others; Voxware’s evolving distribution strategy and dependence on its distribution channels; the potential that voice-based products will not be widely accepted; and a variety of risks set forth from time to time in Voxware’s filings with the Securities and Exchange Commission. Voxware undertakes no obligation to publicly release results of any of these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrences of unexpected results.

Overview

Voxware designs, develops, markets and sells voice-based products for the logistics, fulfillment, distribution, and package and mail sorting industries. Until February 1999, our business was developing, marketing and selling speech compression technologies and products to be used in websites, Internet telephony and consumer devices. In February 1999, we acquired from Verbex the assets and technology on which our current voice-based products are based. Since our acquisition of Verbex, we have significantly curtailed our speech compression technology business and, in September 1999, we sold substantially all of the assets relating to that business. Our solutions are designed specifically for use in warehouses, distribution centers and other industrial settings, to enable workers to perform, through an interactive speech interface, the least-automated logistics and fulfillment tasks such as picking, receiving, returns processing, cycle counting, cross-docking and order entry, more efficiently and effectively than with alternative technologies or methods. Voxware solutions are designed to be used in the logistics and fulfillment operations of most major market industry sectors, including consumer goods manufacturers, consumer packaged goods, direct to consumer (e-commerce and catalog), food and grocery, retail, third party logistics providers, and wholesale distribution. Voxware’s products are also deployed in package handling, mail sorting and manufacturing, inspection and military combat applications. Revenues are generated primarily from product sales, licenses and development services. Product sales consist of portable devices and software used for various mobile industrial and warehouse applications; stationary voice-based devices, primarily used for warehouse receiving and package sorting applications; and accessories that complement our product offerings, including microphones, headsets and computer hardware. We still generate some license fees from licensing our former speech compression products. We also generate some royalty revenues from our former speech compression business. Professional services consist of providing technical resources and assistance for customer-specific applications. Revenues from product sales are generally recognized when products are deployed for their intended use, or when they are shipped to a specific third party partner.

Software product revenues are generally recognized upon shipment, provided persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenues are recognized upon customer acceptance. Royalty revenues are recognized in the period of customer shipment. Service revenues consist of customer maintenance support and engineering fees. Customer maintenance support revenues are recognized over the term of the support period, which typically lasts for one year. Engineering fees are generally recognized upon customer acceptance, or upon delivery if customer acceptance is not required. All research and development costs are expensed as incurred. The Company combines software, hardware and professional services for installation, implementation and maintenance as part of its industrial voice-based solutions (the “Solution”). Solution revenue for hardware, software and professional services has been recorded upon the completion of installation and customer acceptance.

The sale to Ascend Communications of the assets relating to the speech and audio coding business did not include Voxware’s rights and obligations under its then existing license agreements. We continue to derive revenue from existing licensees of our speech coding technology in the multimedia and consumer devices markets in the form of periodic license renewal fees, royalties and service fees. With the consent of Ascend Communications, we may also license our speech coding technologies for uses that are not competitive with Ascend Communications. Although we do not have any agreements or arrangements with Ascend Communications relating to any general or specific guidelines for obtaining the consent of Ascend Communications, we believe that Ascend Communications will consent to our licensing the speech coding technologies in the multimedia and consumer devices markets. Our licensing activity relating to speech coding technologies had been decreasing prior to the sale to Ascend Communications, and we expect this trend to continue. Furthermore, as we focus on voice-based systems for industrial markets, revenues from licenses of speech coding technologies will become a less significant portion of our revenues. For the quarter ended March 31, 2003, revenues related to the speech coding business accounted for

11% of total revenues for the quarter, while revenue from our voice-based solutions accounted for 89% of quarterly revenues. For the quarter ended March 31, 2002, revenues related to the speech coding business accounted for 6% of total revenues for the quarter, while revenue from our voice-based solutions accounted for 94% of quarterly revenues. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we are not dedicating significant resources to the development, marketing or licensing of our speech coding technologies.

Results of Operations

Three and Nine Months Ended March 31, 2003 Versus Three and Nine Months Ended March 31, 2002

Revenues

Voxware recorded revenues of $2,311,000 for the three months ended March 31, 2003 compared to revenues of $1,525,000 for the three months ended March 31, 2002. The $786,000 increase in total revenues reflects a $177,000 increase in voice-based product sales, an increase of $187,000 in voice-based license fees, an increase of $318,000 in speech compression royalties and voice-based maintenance revenues, and a $104,000 increase in service fees from implementation of voice-based products. In the nine months ended March 31, 2003, total revenues increased $3,104,000 to $6,181,000, or 101%, from $3,077,000 in the nine months ended March 31, 2002. Compared to prior periods, our voice-based product lines have resulted in increased product revenues as we fulfill orders for our voice-based solutions.

Total product revenues increased $682,000 to 2,029,000 for the three months ended March 31, 2003 compared to $1,347,000 for the three months ended March 31, 2002. This increase is due to a $364,000 increase in voice-based product sales and license fees and an increase of $318,000 in speech compression royalties and voice-based maintenance revenues. In the nine months ended March 31, 2003, product revenues totaled $5,169,000, reflecting a $2,638,000 increase from product revenues of $2,531,000 for the nine months ended March 31, 2002. The increase in product sales reflects the marketing and sale of our VoiceLogistics TM product offering, a voice-based solution set of software, hardware and professional services designed specifically for use in warehouses, distribution centers and other industrial settings to enable workers to perform typical logistics task such as picking, receiving, returns processing, cycle counting and order entry through a speech interface. For the three months ended March 31, 2003 and 2002, 52% and 67% of the Company’s product revenues were attributable to industrial speech recognition product sales, respectively, 21% and 20% were attributable to license fees, respectively, and 14% and 1% were attributable to royalties and maintenance revenues, respectively. For the nine months ended March 31, 2003 and 2002, approximately 48% and 65% of the Company’s product revenues were attributable to integrated voice-based solutions, respectively, 28% and 11% were attributable to license fees, respectively, and 7% and 6% were attributable to royalties and maintenance revenues, respectively.

Service revenues are primarily attributable to professional service, development and maintenance fees from our VoiceLogistics™ product offering. For the three months ended March 31, 2003, service revenues totaled $282,000, reflecting a $104,000 increase from service revenues of $178,000 for the three months ended March 31, 2002. For the nine months ended March 31, 2003, service revenues totaled $1,012,000, reflecting a $466,000 increase from service revenues of $546,000, for the nine months ended March 31, 2002.

Cost of Revenues

For the three months ended March 31, 2003, cost of revenues decreased $4,000 to $1,127,000 from $1,131,000 for the three months ended March 31, 2002. The decrease in cost of revenues reflects a decrease in product costs. Cost of revenues increased $1,276,000 to $2,946,000 for the nine months ended March 31, 2003 compared to $1,670,000 for the nine months ended March 31, 2002.

Cost of product revenues decreased $4,000 to $981,000 for the three months ended March 31, 2003 from $985,000 for the three months ended March 31, 2002. This decrease in cost of product revenues is a direct result of the decreases in product costs for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. For the nine months ended March 31, 2003, cost of product revenues increased $1,048,000 to $2,462,000 from $1,414,000 for the nine months ended March 31, 2003. Cost of product revenues, as a percentage of product sales for the quarters ended March 31, 2003 and 2002 was 81% and 95%, respectively. The decrease is attributable to the decreases in direct manufacturing costs. As of March 31, 2003, our manufacturing staff remained at 4.

Cost of service revenues consists primarily of the expenses associated with professional service and development fees from our VoiceLogistics™ product offering. Cost of service revenues remained constant at $146,000 for the three months ended March 31, 2003 and 2002. Cost of service revenues increased $228,000 from $256,000 in the nine months ended March 31, 2002 to $484,000 for the nine months ended March 31, 2003. As of March 31, 2003, we had a professional service and customer support staff of 12 compared to 9 at March 31, 2002.

Operating Expenses

Total operating expenses, excluding amortization of purchased intangibles, increased by $213,000, or 18%, from $1,166,000 in the three months ended March 31, 2002 to $1,379,000 in the three months ended March 31, 2003. During the nine months ended March 31, 2003, operating expenses totaled $3,609,000, reflecting a decrease of $73,000, or 2%, from total operating expenses of $3,682,000 for the nine months ended March 31, 2002, excluding amortization of purchased intangibles. Non-cash amortization of purchased intangibles totaled $120,000 for the three months ended March 31, 2003 and $324,000 for the three months ended March 31, 2002. For the nine months ended March 31, 2003, non-cash amortization of purchased intangibles totaled $769,000 compared to $973,000 for the nine months ended March 31, 2002. For the nine months ended March 31, 2003, the decrease primarily reflects a decrease in headcount related to the re-organization of our sales force and the redesign of the Company’s business objectives. Compared to the quarter ended March 31, 2002, our operating expenses increased to support our increase in revenues resulting from the sale of the VoiceLogistics™ product offering. As of March 31, 2003, our headcount increased to 45 full-time employees compared to a total headcount of 39 as of March 31, 2002.

Research and development expenses primarily consist of employee compensation, equipment and depreciation expenditures related to product research and development. Research and development expenses increased $229,000, or 59%, from $385,000 in the three months ended March 31, 2002 to $614,000 in the three months ended March 31, 2003. During the nine months ended March 31, 2003, research and development expenses increased $397,000, or 34%, from $1,182,000 in the nine months ended March 31, 2002. As of March 31, 2003, we had a research and development staff of 17 compared to 18 at March 31, 2002.

Sales and marketing expenses primarily consist of employee compensation (including sales commissions), travel expenses and trade shows. Sales and marketing expenses increased $98,000, or 34%, in the three months ended March 31, 2003 to $384,000 in the three months March 31, 2003. In the nine months ended March 31, 2003, sales and marketing expenses decreased $101,000, or 10%, from $1,005,000 in the nine months ended March 31, 2002 to $904,000 in the nine months ended March 31, 2003. As of March 31, 2003, Voxware had a sales and marketing staff of 7 compared to 6 at March 31, 2002.

General and administrative expenses consist primarily of employee compensation, insurance, rent, office expenses and professional services. General and administrative expenses decreased $114,000, or 23%, from $495,000 in the three months ended March 31, 2002 to $381,000 in the three months ended March 31, 2003. General and administrative expenses decreased $369,000, or 25%, from $1,495,000 in the nine months ended March 31, 2002 to $1,126,000 in the nine months ended March 31, 2003. As of March 31, 2003, Voxware’s general and administrative staff was 5 full-time employees compared to 6 at March 31, 2002.

Amortization of purchased intangibles totaled $120,000 and $324,000 for the three months ended March 31, 2003 and 2002, respectively. For the nine months ended March 31, 2003 and 2002, amortization totaled $769,000 and $973,000, respectively.

Interest Income/(Expense)

Interest income/(expense), net decreased $51,000, or 53%, to ($46,000) for the three months ended March 31, 2003 from $5,000 for the three months ended March 31, 2002. The $51,000 decrease resulted from the interest expense related to the Debentures issued in conjunction with the Company’s investment in Voxware, n.v. As of March 31, 2003, Voxware’s cash, cash equivalents and short-term investments portfolio totaled $238,000 compared to $79,000 at March 31, 2002.

Income Taxes

As of March 31, 2003, we had approximately $28,382,000 of federal net operating loss carryforwards, which will begin to expire in 2009 if not utilized. As of March 31, 2003, a full valuation allowance has been provided on the net deferred tax asset because of uncertainties regarding the Company’s ability to realize the deferred asset, primarily as a result of the operating losses incurred to date.

Gain on Sale of Tax Loss Carryforwards and Research and Development Credits

The State of New Jersey passed legislation in 1999, which allows New Jersey technology companies to apply for transfer or sale of unused New Jersey state net operating losses and research and development tax credits for cash. Profitable companies can buy these losses and credits at a discount, thereby reducing their state tax obligations. Voxware received a determination letter from the State of New Jersey to sell $22,000 and $33,000 of its losses, which upon the sale provided Voxware $18,000 and $27,000 in cash during the nine months ended March 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

As of March 31, 2003, we had a total of $238,000 in cash and cash equivalents. Since inception, we have primarily financed our operations through the sale of Preferred Stock and equity securities.

For the nine months ended March 31, 2003, cash provided by operating activities totaled $475,000. Cash provided by operating activities was attributable to a net loss of $1,305,000, offset by non-cash amortization of purchased intangibles and depreciation totaling $945,000, and changes in operating assets and liabilities. For the nine months ended March 31, 2002, cash used in operating activities totaled $1,716,000. Cash used in operating activities was primarily attributable to a net loss of $3,190,000, offset by non-cash amortization of purchased intangibles and depreciation totaling $1,204,000, and changes in operating assets and liabilities.

For the nine months ended March 31, 2003, cash used in investing activities totaled $243,000, which consists of investment in and advances to investee of $214,000, purchase of property, plant and equipment of $47,000 offset by the proceeds from the sale of tax loss carryforwards of $18,000. For the nine months ended March 31, 2002, cash provided by investing activities totaled $44,000, which consisted of $17,000 in net sales of short-term investments, and proceeds of $27,000 from the sale of net operating loss carryforwards.

For the nine months ended March 31, 2003, no cash was used in, or provided by, financing activities. For the nine months ended March 31, 2002, cash provided by financing activities totaled $1,190,000, which amounts represent proceeds from the issuance of Series A Stock and Series C Stock and exercises of Common Stock warrants, respectively.

On April 18, 2003, Voxware executed the Series D Purchase Agreement, pursuant to which the Company agreed to sell shares of its Series D Stock, warrants to purchase shares of Series D Stock and warrants to purchase shares of Common Stock, for an aggregate purchase price of $5,600,000.

As part of the transactions contemplated by the Series D Purchase Agreement, the Company and Castle Creek have executed a Settlement Agreement and Mutual Release pursuant to which the lawsuit filed by Castle Creek against the Company in the United States District Court for the District of Delaware on February 13, 2003 with respect to the Company’s failure to redeem its Series B Stock will be dismissed upon the consummation of the financing and payment to Castle Creek of the consideration described in the Exchange Agreement entered into between the Company and Castle Creek on April 18, 2003.

Pursuant to such Exchange Agreement between the Company and Castle Creek, upon the consummation of the financing contemplated by the Series D Purchase Agreement and payment to Castle Creek of certain amounts set forth in the Exchange Agreement, the Series B Stock will be amended to relinquish certain rights and preferences currently held by such stockholder. As part of the transactions contemplated by the Series D Purchase Agreement and pursuant to an Exchange Agreement entered into between the Company and the holders of the Series C Stock on April 18, 2003, the holders of the Series C Stock have agreed to exchange such shares and certain outstanding Common Stock warrants for an aggregate of 61,933,934 shares of Series D Stock. As part of the transactions contemplated by the Series D Purchase Agreement and pursuant to an Exchange Agreement entered into between the Company and the Debenture holders on April 18, 2003, the holders of the Debentures have agreed to exchange all of such Debentures for an aggregate of 20,000,000 shares of Series D Stock. Simultaneously with the closing, the Company will also pay the Debenture holders, in cash, the amount of all interest accrued on the Debentures, through the closing date. Additionally, all outside holders of equity interests in Voxware, n.v. have agreed to exchange all such equity interests for an aggregate of 30,000,000 shares of Series D Stock and up to 15,000,000 additional shares of Series D Stock if Voxware, n.v. exceeds certain sales milestones.

Closing of the transactions contemplated by the Series D Purchase Agreement, including those transactions contemplated by the Exchange Agreements, is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company’s capital stock, to be voted on by common stockholders at the Company’s annual meeting of stockholders.

On May 7, 2003, the Company completed a facility line of credit with Silicon Valley Bank. The maximum amount that can be drawn on the line of credit is $250,000. The amount available to the Company is subject to a borrowing base consisting of 80% of the Company’s eligible accounts receivable. This line of credit matures on May 6, 2004. The facility bears interest at prime plus 2% per annum and a handling fee of 0.25% of the monthly gross purchased accounts receivable balance. The line of credit is secured by the Company’s accounts receivable and inventory.

According to the Certificate of Designations, Preferences and Rights of the Series B Stock, the Company is required to redeem the outstanding Series B Stock 30 months after August 10, 2000, or February 10, 2003, provided funds are legally available under Delaware law. The Company did not redeem the Series B Stock on the redemption date, as the Company believes that funds currently are not legally available for such redemption. According to the Certificate of Designations, Preferences and Rights of the Series B Stock, subsequent to the mandatory redemption date, any unredeemed Series B Stock shall be redeemed as soon as additional funds become legally available. Until the redemption price has been paid to the holder, the Series B Stock continues to be outstanding and governed by the original terms. The unredeemed Series B Stock will continue to accrue dividends at 7% and shall remain fully convertible.

On February 13, 2003, Castle Creek filed a lawsuit against the Company in the United States District Court in Delaware seeking redemption of the Series B Stock and payment of the applicable redemption payment. As part of the transactions contemplated by the Series D Purchase Agreement, the Company and Castle Creek have executed a Settlement Agreement dated March 6, 2003 and Mutual Release pursuant to which the lawsuit filed by Castle Creek against the Company with respect to the Company’s failure to redeem its Series B Stock will be dismissed upon the consummation of the financing contemplated by the Series D Purchase Agreement and payment to Castle Creek of the consideration described in the Exchange Agreement entered into between the Company and Castle Creek on April 18, 2003. Closing of the financing contemplated by the Series D Purchase Agreement is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company’s capital stock, to be voted on by common stockholders at the Company’s annual meeting of stockholders.

The Company is accreting the Series B Stock to its redemption value using the effective interest method through the redemption period of 30 months, which ended on February 28, 2003. Subsequent to February 28, 2003, the Series B Preferred Stock, continues to accrue interest until the stock is redeemed. Accordingly, the Company recorded $79,000 and $130,000 and $327,000 and $449,000 of accretion during the three and nine months ended March 31, 2003 and 2002, respectively.

During the nine months ended March 31, 2003, the Company converted 564 shares of Series B Preferred Stock into 3,523,851 shares of Common Stock. The value of these conversions totaled $657,000, which included $93,000 of accrued dividends into a liability.

During the nine months ended March 31, 2003, the Company repurchased 100 shares of Series B Preferred

Stock using the proceeds obtained in connection with the exercise of a warrant to purchase 727,273 shares of Common Stock. The value of the repurchase totaled $100,000, which included $16,000 of accrued dividends recorded as a liability.

The Company is accreting the Series C Stock to its redemption value using the effective interest method through the redemption period of 36 months. Accordingly, the Company recorded accretion of $110,000 and $174,000 for the three months ended March 31, 2003 and 2002, respectively, and $356,000 and $174,000 for the nine months ended March 31, 2003 and 2002, respectively. Furthermore, Series C Stock is convertible into shares of Common Stock on the date of issuance. After considering the allocation of the proceeds to the Series C Stock and the additional purchase warrants, the Company determined that the Series C Stock contained a Beneficial Conversion Feature (“BCF”). The Company recorded the BCF as a reduction of the Series C Stock and an increase to additional paid-in capital in the amount of approximately $350,000. In accordance with EITF 00-27, the BCF is being amortized over the redemption period of 36 months using the effective interest method, and is being recorded in a manner similar to a dividend. As a result, the Company recorded $27,000 and $14,000 for the three months ended March 31, 2003 and 2002, respectively, and $91,000 and $14,000 for the nine months ended March 31, 2003 and 2002, respectively, as a BCF, treated as a dividend. The Company is also accreting the transaction costs associated with the Series C Preferred Stock to redemption value over the redemption period. Such accretion amounted to $113,000 during the nine month period ended March 31, 2003.

Through March 31, 2003, pursuant to the terms of the Series C Stock, holders of Series C Stock had converted a total of 45 shares of Series C Stock with a value of $49,000 into 385,935 shares of Common Stock at a conversion price of $0.1255 per share, which includes accrued dividends.

As part of the transactions contemplated by the Series D Purchase Agreement and pursuant to an Exchange Agreement entered into between the Company and the holders of the Series C Stock on April 18, 2003, the holders of the Series C Stock have agreed to exchange such shares and certain outstanding Common Stock warrants for an aggregate of 61,933,934 shares of Series D Stock. Closing of the financing contemplated by the Series D Purchase Agreement is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company’s capital stock, to be voted on by common stockholders at the Company’s annual meeting of stockholders.

On October 2, 2002, the Company issued the Debentures in the aggregate principal amount of €300.699,32 Euro. The proceeds of the Debentures are to be used to fund the Company’s investment in a note receivable from Voxware n.v., a limited liability company organized under Belgian law, founded by Creafund and the Company on July 1, 2002 and to fund the operational expenses of Voxware n.v., excluding expenses or invoices generated by the Company (other than the acquisition of the Company’s voiced based solutions). Voxware n.v. was established to market the Company’s products in Europe. The holders of the Debentures own two-thirds of the equity of Voxware n.v. and the Company owns the remaining one-third of equity.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Since its inception, the Company has incurred significant losses and, as of March 31, 2003, the Company had an accumulated deficit of $50,022,000 and minimal cash on hand. Management believes that unless the Company is able to secure additional financing, obtain replacement financing or extend the mandatory redemption dates on Preferred Stock in the short-term, its cash and cash equivalents will not be adequate to meet the Company’s cash requirements over the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment for the Disposal of Long-lived Assets” (“SFAS 144”). This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes FASB Statement No. 121,

“Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of.” However, SFAS 144 retains the fundamental provisions of Statement No.121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 was effective for the Company’s year beginning July 1, 2002, and the adoption of this pronouncement had no effect on the Company’s consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and management does not expect the adoption to have an impact on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock based compensation. Certain disclosure modifications are required for interim periods beginning after December 15, 2002 and are included in the notes to the Company’s March 31, 2003 consolidated financial statements. The other provisions of SFAS No. 148 are not expected to be applicable to the Company as the Company has not expressed an intent to change its accounting for stock-based compensation.

In November 2002, the FASB issued FASB Interpretation, “FIN,” No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The adoption of FIN No. 45 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation “FIN” No. 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE’s) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not usually utilize derivative financial instruments in our investment portfolio. However, in conjunction with the Castle Creek transaction, the Company issued derivative financial instruments in the form of warrants which are indexed to the Company’s own stock. The value of the warrants fluctuates with the market value of the Company’s Common Stock.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s President and

Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) have concluded that the Company’s disclosure on controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and the Company is operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On February 13, 2003, Castle Creek filed a lawsuit against the Company in the United States District Court in Delaware, seeking redemption of the Series B Stock and payment of the applicable redemption payment. According to the Certificate of Designations, Preferences and Rights of Series B Stock, the Company is required to redeem the outstanding Series B Stock 30 months after August 10, 2000, or February 10, 2003, provided funds are legally available under Delaware law. The Company did not redeem the Series B Stock on the redemption date, as the Company believes that funds currently are not legally available for such redemption.

As part of the transactions contemplated by the Series D Purchase Agreement, the Company and Castle Creek have executed a Settlement Agreement and Mutual Release pursuant to which the lawsuit filed by Castle Creek against the Company with respect to the Company’s failure to redeem its Series B Stock will be dismissed upon the consummation of the financing and payment to Castle Creek of the consideration described in the Exchange Agreement entered into between the Company and Castle Creek on April 18, 2003.

Closing of this financing is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company’s capital stock, to be voted on by common stockholders at the Company’s annual meeting of stockholders.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

According to the Certificate of Designations, Preferences and Rights of the Series B Preferred Stock, the Company is required to redeem the outstanding Series B Preferred Stock 30 months after August 10, 2000, or February 10, 2003, provided funds are legally available under Delaware law. The Company did not redeem the Series B Stock on the redemption date, as the Company believes that funds currently are not legally available for such redemption. According to the Certificate of Designations, Preferences and Rights of the Series B Stock, subsequent to the mandatory redemption date, any unredeemed Series B Stock shall be redeemed as soon as additional funds become legally available. Until the redemption price has been paid to the holder, the Series B Stock continues to be outstanding and governed by the original terms. The unredeemed Series B Stock will continue to accrue dividends at 7% and shall remain fully convertible.

On February 13, 2003, Castle Creek filed a lawsuit against the Company in the United States District Court in Delaware seeking redemption of the Series B Stock and payment of the applicable redemption payment. As part of the transactions contemplated by the Series D Purchase Agreement, the Company and Castle Creek have executed a Settlement Agreement dated March 6, 2003 and Mutual Release pursuant to which the lawsuit filed by Castle Creek against the Company with respect to the Company’s failure to redeem its Series B Stock will be dismissed upon the consummation of the financing contemplated by the Series D Purchase Agreement and payment to Castle Creek of the consideration described in the Exchange Agreement entered into between the Company and Castle Creek on April 18, 2003. Closing of the financing contemplated by the Series D Purchase Agreement is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company’s capital stock, to be voted on by common stockholders at the Company’s annual meeting of stockholders.

The Company is accreting the Series B Preferred Stock to its redemption value using the effective interest method through the redemption period of 30 months, which ended on February 28, 2003. Subsequent to February 28, 2003, the Series B Preferred, continues to accrue interest until the stock is redeemed. Accordingly, the Company recorded $79,000 and $130,000 and $327,000 and $449,000 of accretion during the three and nine months ended March 31, 2003 and 2002, respectively.

During the nine months ended March 31, 2003, the Company converted 564 shares of Series B Preferred Stock into 3,523,851 shares of Common Stock. The value of these conversions totaled $657,000, which included $93,000 of interest recorded as an accrued liability.

During the nine months ended March 31, 2003, the Company repurchased 100 shares of Series B Preferred Stock by the cashless exercise of a warrant to purchase 727,273 shares of Common Stock being issued. The value of the repurchase totaled $100,000, which included $16,000, which resulted in an accrued liability.

Pursuant to the terms of the Series C Stock, in January 2003 Castle Creek elected to convert 25 shares of Series C Stock into 214,116 shares of Common Stock. In addition, another Series C Stock holder converted 20 shares of Series C Stock into 170,911 shares of Common Stock. A total of 45 shares of Series C Stock converted into 385,935 shares of Common Stock at a conversion price of $0.1255 per share, which includes accrued dividends.

Pursuant to an Exchange Agreement between the Company and Castle Creek entered into on April 18, 2003, upon the consummation of the financing contemplated by the Series D Purchase Agreement and payment to Castle Creek of certain amounts set forth in the Exchange Agreement, the Series B Stock will be amended to relinquish certain rights and preferences currently held by such stockholder.

As part of the transactions contemplated by the Series D Purchase Agreement and pursuant to an Exchange Agreement entered into between the Company and the holders of the Series C Stock on April 18, 2003, the holders of the Series C Stock have agreed to exchange such shares and certain outstanding Common Stock warrants for an aggregate of 61,933,934 shares of Series D Stock.

As part of the transactions contemplated by the Series D Purchase Agreement and pursuant to an Exchange Agreement entered into between the Company and the Debenture holders on April 18, 2003, the holders of the Debentures have agreed to exchange all of such Debentures for an aggregate of 20,000,000 shares of Series D Stock. Simultaneously with the closing, the Company will also pay the Debenture holders, in cash, the amount of all interest accrued on the Debentures, through the closing date. Additionally, all outside holders of equity interests in Voxware, n.v. have agreed to exchange all such equity interests for an aggregate of 30,000,000 shares of Series D Stock and up to 15,000,000 additional shares of Series D Stock if Voxware, n.v. exceeds certain sales milestones.

Closing of the transactions contemplated by the Series D Purchase Agreement, including those transactions contemplated by the Exchange Agreements, is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company’s capital stock, to be voted on by common stockholders at the Company’s annual meeting of stockholders.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

According to the Certificate of Designations, Preferences and Rights of Series Stock, the Company is required to redeem the outstanding Series B Stock 30 months after August 10, 2000, or February 10, 2003, provided funds are legally available under Delaware law. The Company did not redeem the Series B Stock on the redemption date, as the Company believes that funds currently are not legally available for such redemption.

On February 13, 2003, Castle Creek filed a lawsuit against the Company in the United States District Court in Delaware, seeking redemption of the Series B Stock and payment of the applicable redemption payment. According to the Certificate of Designations, Preferences and Rights of Series B Stock, the Company is required to redeem the outstanding Series B Stock 30 months after August 10, 2000, or February 10, 2003, provided funds are legally available under Delaware law. The Company did not redeem the Series B Stock on the redemption date, as the Company believes that funds currently are not legally available for such redemption.

As part of the transactions contemplated by the Series D Purchase Agreement, the Company and Castle Creek

have executed a Settlement Agreement and Mutual Release pursuant to which the lawsuit filed by Castle Creek against the Company with respect to the Company’s failure to redeem its Series B Stock will be dismissed upon the consummation of the financing and payment to Castle Creek of the consideration described in the Exchange Agreement entered into between the Company and Castle Creek on April 18, 2003..

Closing of this financing is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company’s capital stock, to be voted on by common stockholders at the Company’s annual meeting of stockholders.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2003).

4.2	Form of Common Stock Purchase Warrant to be issued to Voxware, Inc.’s financial advisor (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 21, 2003).

4.3	Form of Series D Convertible Preferred Stock Purchase Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 21, 2003).

10.1	Series D Convertible Preferred Stock Purchase Agreement by and among Voxware, Inc. and the Purchasers listed on the signature pages thereto, dated as of April 16, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 21, 2003).

10.2	Exchange Agreement by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, dated as of April 16, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 21, 2003).

10.3	Exchange Agreement by and among Voxware, Inc. and certain holders of its Series C Convertible Preferred Stock, dated as of April 16, 2003 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 21, 2003).

10.4	Exchange Agreement by and among Voxware, Inc., Creafund NV, Avvision BVBA, BVBA Com2Wizards, Eurl Val D’Auso and Wim Deneweth, dated as of April 16, 2003 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 21, 2003).

10.5	Settlement Agreement by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, dated as of April 16, 2003 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 21, 2003).

10.6	Form of Investor Rights Agreement by and between Voxware, Inc. and the Investors listed on the signature pages thereto (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 21, 2003).

10.7	Form of Stockholders Agreement by and between Voxware, Inc. and the Holders and Investors listed on Schedule 1 thereto (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 21, 2003).

10.8	Silicon Valley Bank Accounts Receivable Purchase Agreement (Attached as an exhibit thereto).

99.1	Statement Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K.

Current report on form 8-K filed March 7, 2003 (relating to the legal proceedings with Castle Creek Technology Partners).

Current report on form 8-K filed April 21, 2003 (relating to the private placement of the Company’s securities with various accredited investors).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2003

VOXWARE, INC. (Registrant)

By:	/s/ BATHSHEBA J. MALSHEEN
Bathsheba J. Malsheen, President and Chief Executive Officer

By:	/s/ NICHOLAS NARLIS
Nicholas Narlis, Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION

I, Bathsheba Malsheen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Voxware, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BATHSHEBA J. MALSHEEN, Ph.D.
Dated: May 15, 2003	Bathsheba J. Malsheen, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Nicholas Narlis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Voxware, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NICHOLAS NARLIS
Dated: May 15, 2003	Nicholas Narlis Senior Vice President, Chief Financial Officer Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)