Form 10-K/A
period 2002-06-30
VOXWARE INC
filed 2003-05-23
CIK 933454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K/A

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
    For the fiscal year ended     June 30, 2002
                              ----------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from _________________ to _______________

                         Commission File Number 0-021403

                                  VOXWARE, INC.
                                  -------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                           36-3934824
  -------------------------------                           ------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $798,835 as of October 11, 2002, based upon the closing sale price of the common stock as quoted on the Nasdaq OTC Bulletin Board. This amount excludes an aggregate of 3,657,129 shares of common stock held by executive officers, directors and by each individual and entity that owns 5% or more of the common stock outstanding at September 30, 2002. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's common stock outstanding as of May 22, 2003 was 28,210,919.

================================================================================

                                  VOXWARE, INC.

                            FORM 10-K/A ANNUAL REPORT

                       For Fiscal Year Ended June 30, 2002

                                TABLE OF CONTENTS

PART I


Item 1.  Business ............................................................................................    3

Item 2.  Properties ..........................................................................................   17

Item 3.  Legal Proceedings ...................................................................................   17

Item 4.  Submission of Matters to a Vote of Security Holders .................................................   18


PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters ...........................   19

Item 6.  Selected Financial Data .............................................................................   20

Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition ...............   22

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ..........................................   33

Item 8.  Financial Statements and Supplementary Data .........................................................   33

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ................   33


PART III

Item 10. Directors and Executive Officers of the Registrant ..................................................   34

Item 11. Executive Compensation ..............................................................................   35

Item 12. Security Ownership of Certain Beneficial Owners and Management ......................................   40

Item 13. Certain Relationships and Related Transactions ......................................................   40

Item 14. Control and Procedures ..............................................................................   40

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....................................   41

Index to Consolidated Financial Statements ...................................................................  F-1

                                     PART I

     This annual report on Form 10-K/A contains some "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management, as well as assumptions made by and the information currently available to our management. When used in this annual report, the words "estimate, "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this annual report. Such risks and uncertainties include, but are not limited to those included under "Important Factors Regarding Forward-Looking Statements," attached as Exhibit 99. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent circumstances, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this annual report, or to reflect the occurrence of unanticipated events. You should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

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

     Speech recognition products are designed to provide the ability to input data that cannot be easily bar-coded, where key entry is impractical or where productivity or safety are enhanced by having both the workers' hands free while performing their jobs. We believe that the large market for speech recognition products in the industrial workplace has emerged and continues to grow due to the convergence of the following factors:

..    design advances which permit speech recognition products to be smaller, portable and more durable;

..    advances in wireless communications permitting an enhanced interface between mobile PCs and servers;

..    the increasing deployment of wireless networks in warehouses and other industrial operations;

..    an increased industry focus on reducing the cost of logistics in order to increase profitability and achieve competitive advantages;

..    the growth in electronic commerce has resulted in an increase in the number of businesses having significant warehouse picking functions; and

..    the decreasing cost of microprocessors and digital signal processors.

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

     This Annual Report on Form 10-K/A also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-K/A.

     If we continue to incur operating losses, we may be unable to continue our operations. We have incurred losses since we started our company in August 1993. As of June 30, 2002, we had an accumulated deficit of $47,876,000. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We incurred net losses of approximately $2,245,000 in fiscal 2000, $15,669,000 in fiscal 2001 and $3,993,000 in fiscal 2002. In addition, we expect to continue to incur net losses in at least the near term quarters. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

     There is a substantial doubt about our ability to continue as a going concern. We incurred net losses of approximately $2,245,000 in fiscal 2000, $15,669,000 in fiscal 2001 and $3,993,000 in fiscal 2002. Our ability to generate positive cash flows from operations will have a significant impact on the period through which our existing cash will be sufficient to fund operations. Based on our plan, we believe that our existing available cash may not be adequate to satisfy current and planned operations for the next 12 months. Additionally, we expect that we will require substantial additional capital to fund operations. All of these factors raise a substantial doubt as to our ability to continue as a going concern. The Company's independent public auditors included a going concern modification in their audit report for the year ended June 30, 2002. If we cannot sufficiently improve our cash flow or raise more funds at acceptable terms, we could be required to further reduce our capital expenditures, reduce our workforce and possibly explore additional alternatives.

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

     There are a number of factors, which may cause substantial variability in our quarterly operating results. Our revenue, gross profit, operating income and net income may vary substantially from quarter to quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include the following:

..    market acceptance of our new products;

..    timing and levels of purchases by customers;

..    new product and service introductions by our competitors or us;

..    market factors affecting the availability or costs of qualified technical personnel;

..    timing and customer acceptance of our new product and service offerings;

..    length of sales cycle; and

..    industry and general economic conditions.

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

     The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Our common stock closed as high as $0.33 and as low as $0.05 per share between July 1, 2001 and June 30, 2002. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

..    fluctuations in our quarterly revenue and operating results;

..    announcements of product releases by us or our competitors;

..    Announcements of acquisitions and/or partnerships by us or our competitors;
     and

..    increases in outstanding shares of common stock upon exercise or conversion of derivative securities

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

     The Series B Preferred Stock is currently convertible into 1,483,078 shares of our common stock (as a result of a limitation on conversions in the Exchange Agreement) and the 2000 Warrant is currently exercisable for 727,273 shares of our common stock. If conversions of the Series B Preferred Stock were not limited by the Exchange Agreement, such shares would be convertible into 17,187,500 shares of common stock, at the current conversion price of $0.16 per share. The number of shares of common stock which we must issue upon conversion of the Series B Preferred Stock may increase substantially in the following events:

..    if we do not allow conversion of the shares of Series B Preferred Stock or we fail to deliver a stock certificate for common stock within the required time periods after we receive notice of an intent to convert the Series B Preferred Stock; and

..    if we fail to maintain the effectiveness of our registration statement on
     Form S-3 declared effective on September 15, 2000 or adequately update such registration statement.

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

     The Series C Preferred Stock is currently convertible into 14,661,365 shares of our common stock and the December 2001 Warrants are currently exercisable for 6,402,384 shares of our common stock. The number of shares of common stock which we must issue upon conversion of the Series C Preferred Stock may increase substantially in the following events:

..    if we do not allow conversion of the shares of Series C Preferred Stock or we fail to deliver a stock certificate for common stock within the required time periods after we receive notice of an intent to convert the Series C Preferred Stock; and

..    if we issue securities at a price below the conversion price of the Series
     C Preferred Stock, which is currently $0.1255, or at prices below the prevailing market price at the time of issuance.

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

     On April 18, 2003, Voxware executed the Series D Purchase Agreement, pursuant to which the Company agreed to sell shares of its Series D Stock, warrants to purchase shares of Series D Stock and warrants to purchase shares of Common Stock, for an aggregate purchase price of $5,600,000. Closing of this financing is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company's capital stock, to be voted on by Common Stockholders at the Company's annual meeting of stockholders.

     In connection with the Series D Purchase Agreement, the Company and Castle Creek have executed a Settlement Agreement and Mutual Release pursuant to which the lawsuit filed by Castle Creek against the Company in the United States District Court for the District of Delaware on February 13, 2003 with respect to the Company's failure to redeem its Series B Stock will be dismissed upon the consummation of the financing and payment to Castle Creek of the consideration described in the Exchange Agreement entered into between the Company and Castle Creek on April 18, 2003. Such Exchange Agreement provides that, upon the consummation of the financing:

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

     Closing of the transactions contemplated by the Series D Purchase Agreement, including those transactions contemplated by the Exchange Agreements, is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company's capital stock, to be voted on by Common Stockholders at the Company's annual meeting of stockholders.

     On May 7, 2003, the Company completed a facility line of credit with Silicon Valley Bank. The maximum amount that can be drawn on the line of credit is $250,000. The amount available to the Company is subject to a borrowing base consisting of 80% of the Company's eligible accounts receivable. This line of credit matures on May 6, 2004. The facility bears interest at prime plus 2% per annum and a handling fee of 0.25% of the monthly gross purchased accounts receivable balance. The line of credit is secured by the Company's eligible accounts receivable and inventory, up to $250,000.

     Future sales of our common stock in the public market could adversely affect the price of our common stock. Sales of substantial amounts of our common stock in the public market that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of October 11,2002, these shares include:

..    approximately 72,403 shares of common stock owned by our executive officers and directors;

..    approximately 7,716,544 shares of common stock which may be sold under various prospectuses filed under the Securities Act of 1933, as amended (the "Act");

..    approximately 6,362,544 shares issuable to the selling stockholders upon the exercise of the December 2001 Warrants which may be sold under a prospectus filed under the Act;

..    approximately 14,361,365 shares of common stock issuable upon conversion of the Series C Preferred Stock which may be sold under a prospectus filed under the Act;

..    approximately 3,082,371 shares of common stock potentially issuable as dividends on the Series C Preferred Stock which may be sold under a prospectus filed under the Act;

..    up to 1,483,078 shares of common stock issuable upon conversion of the
     Series B Preferred Stock (as a result of a limitation on conversion in the Exchange Agreement) issued in August 2001 which may be sold under a prospectus filed under the Act;


..    approximately 3,599,158 shares issuable to warrant holders and option holders which may be sold under a prospectus filed under the Act; and

..    additional shares that may be issuable under anti-dilution and penalty clauses contained in agreements with certain stockholders.

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

     Among our obligations which an acquirer might be forced to assume which would act as a deterrent are:

..    the price adjustment provisions which could have an adverse effect on the market value of the acquirer's outstanding securities;

..    the obligation to register the re-sale of the common stock issuable upon conversion of the Series B Preferred Stock and the 2000 Warrant which could result in the sale of a substantial number of shares in the market;

..    the obligation to pay dividends on the Series B Preferred Stock and Series
     C Preferred Stock;

..    the obligation to pay the holders of Series B Preferred Stock and Series C
     Preferred Stock the amount invested plus accrued dividends before any other stockholder receives any payment if we are liquidated;

..    the obligation to seek the consent of the holders of the Series B Preferred
     Stock before we can issue securities which have senior or equal rights as the Series B Preferred Stock, sell all or substantially all of our assets, or take other actions with respect to the Series B Preferred Stock or securities which have less rights than the Series B Preferred Stock; and

..    the obligation to seek the consent of the holders of the Series C Preferred
     Stock before we can issue securities which have senior or equal rights as the Series C Preferred Stock, sell all or substantially all of our assets, or take other actions with respect to the Series C Preferred Stock or securities which have less rights than the Series C Preferred Stock.

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

     The proposals and results of the vote of the stockholders taken at the meeting by ballot and proxy were as follows:

     1. The results of the vote taken at the meeting with respect to the election of the nominees for the Board of Directors of the Company were as follows:

              Nominee                    For                   Withheld
           --------------         -----------------        ----------------
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

     On April 19, 2001, the Company sold to the Investor 714,000 shares of Common Stock and a Warrant (the "2001 Warrant") to purchase 2,142,000 shares of Common Stock for an aggregate purchase price of $242,000, pursuant to the terms of a Securities Purchase Agreement (the "2001 Securities Purchase Agreement"). The Common Stock was sold at a price of $0.34 per share. The Company and the Investor also entered into a Registration Rights Agreement (the "2001 Registration Rights Agreement") pursuant to which the Company agreed to file a Registration Statement with the SEC relating to the shares of Common Stock purchased pursuant to the 2001 Securities Purchase Agreement. Since this registration statement was not declared effective by the SEC by the 90th day following the closing of the 2001 Securities Purchase Agreement, the Company was obligated to issue to the Investor a warrant to purchase 708,656 additional shares of Common Stock of the Company (the "Remedy Warrant"). The exercise price of the Remedy Warrant is $0.01 per share. During the year ended June 30, 2002, the entire remedy warrant was exercised and the Company received $8,000 in gross proceeds.

     Pursuant to the 2001 Securities Purchase Agreement, Castle Creek exercised three purchase warrants to purchase 714,000 shares of common stock each on December 21, 2001, February 8, 2002, and April 19, 2002, respectively. The price of all three warrant exercises was $0.13 per share, resulting in cash proceeds of $279,000. Simultaneously, the Company applied the proceeds to retire an aggregate of 251 shares of Series B Preferred. No additional warrants to purchase common stock are outstanding pursuant to the 2001 Securities Purchase Agreement.

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

     On December 12, 2001, the Company completed a $1,765,000 private placement of Series C Preferred and common stock warrants to various accredited investors. On February 1, 2002, the Company also received $100,000 in cash from an additional accredited investor in connection with this private placement. In total, the Company issued 1,865 shares of Series C Preferred Stock, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $1,534,000, net of transaction costs. In addition to the cash transaction costs, the Company issued warrants to acquire 458,165 shares of common stock to investment advisors as finder's fees. The exercise price for the warrants issued as finder's fees is $0.1255 per share, and the warrant expires in five years. Using the Black-Scholes option-pricing model, the Company determined the fair value of the warrants to be $350,000. The Company is obligated to redeem the Series C Preferred Stock 36 months from the closing. The Series C Preferred Stock has a 7% dividend payable in cash or equity, at the election of Voxware, and are convertible into Voxware common stock at an initial conversion price of $0.1255 per share, subject to adjustment, as defined in the transaction documents. In addition, the investors have received warrants to purchase 5,944,219 shares of common stock at an exercise price of $0.1255 per share. The Series C Preferred stockholders have certain registration rights, as defined in the transaction agreements.

     The securities issued in the private placements were offered and sold pursuant to an exemption from the registration requirements provided by Regulation D under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected statement of operations data for the year ended June 30, 2002, and the selected balance sheet data as of June 30, 2002, have been derived from the financial statements of the Company, which have been audited by WithumSmith & Brown, PC independent certified public accountants, and which financial statements are included elsewhere in this Form 10-K/A. The selected statement of operations data for the years ended June 30, 2000 and 2001, and the selected balance sheet data as of June 30, 2000 and 2001, have been derived from the financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, and which financial statements are included elsewhere in this Form 10-K/A. The selected statements of operations data for the fiscal years ended June 30, 1998 and 1999, and the balance sheet data as of June 30, 1998 and 1999, have been derived from the Company's audited financial statements not included herein. The selected statement of operations data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the financial statements and notes thereto included elsewhere in this Form 10-K/A.

                                                                       1998        1999        2000        2001        2002
                                                                       ----        ----        ----        ----        ----
                                                                               (In thousands, except per share data)
Statement of Operations Data:
  Revenues:
    Product revenues:.
      Product sales ..............................................   $      -    $    791    $  1,419    $  1,020    $  2,994
      License fees ...............................................      2,935         705       1,668         336         389
      Royalties and recurring revenues ...........................      1,918         511         488         387         233
                                                                     --------    --------    --------    --------    --------
        Total product revenues ...................................      4,853       2,007       3,575       1,743       3,616
    Service revenues .............................................      1,029         879         226         302         885
                                                                     --------    --------    --------    --------    --------
              Total revenues .....................................      5,882       2,886       3,801       2,045       4,501
                                                                     --------    --------    --------    --------    --------
  Cost of revenues:
      Cost of product revenues ...................................        142         429         799       1,185       1,997
      Cost of service revenues ...................................        441         542          70         348         420
                                                                     --------    --------    --------    --------    --------
              Total cost of revenues .............................        583         971         869       1,533       2,417
                                                                     --------    --------    --------    --------    --------
              Gross profit .......................................      5,299       1,915       2,932         512       2,084
                                                                     --------    --------    --------    --------    --------
  Operating expenses:
      Research and development ...................................      4,726       2,058       2,835       3,317       1,728
      Sales and marketing ........................................      3,844       2,513       2,870       3,263       1,166
      General and administrative .................................      2,467       1,691       2,140       2,647       1,946
      Amortization of purchased intangibles ......................          -         478       1,989       4,099       1,298
      Asset impairment charge ....................................          -           -           -       4,902           -
                                                                     --------    --------    --------    --------    --------
              Total operating expenses ...........................     11,037       6,740       9,834      18,228       6,138
                                                                     --------    --------    --------    --------    --------
              Operating loss .....................................     (5,738)     (4,825)     (6,902)    (17,716)     (4,054)
  Interest income ................................................        844         539         357         234          11
  Gain on write down of warrants to fair value ...................          -           -           -         784          23
  Gain on sale of tax loss carryforwards .........................          -           -         501         279          27
  Gain on sale of assets .........................................          -           -       3,799         750           -
                                                                     --------    --------    --------    --------    --------
  Net loss .......................................................   $ (4,894)   $ (4,286)   $ (2,245)   $(15,669)   $ (3,993)
  Accretion of preferred stock to redemption value ...............   $      -    $      -    $      -    $   (652)   $ (1,842)
  Warrants issued to preferred stockholders treated as a
    dividend .....................................................   $      -    $      -    $      -    $      -    $      -
  Beneficial conversion feature treated as a dividend ............   $      -    $      -    $      -    $  2,913)   $    (82)
                                                                     --------    --------    --------    --------    --------
  Net loss applicable to common shareholders .....................   $ (4,894)   $ (4,286)   $ (2,245)   $(19,234)   $ (5,917)
                                                                     ========    ========    ========    ========    ========
   Basic and diluted net loss applicable to common stockholders
    per common share .............................................   $  (0.38)   $  (0.32)   $  (0.16)   $  (1.32)   $  (0.32)
                                                                     ========    ========    ========    ========    ========
  Shares used in computing basic and diluted net loss applicable
    to common stockholders per common share ......................     12,890      13,330      13,667      14,517      18,575
                                                                     ========    ========    ========    ========    ========

                                                                                             June 30,
                                                                     --------------------------------------------------------
                                                                       1998        1999        2000        2001        2002
                                                                       ----        ----        ----        ----        ----
                                                                                          (In thousands)
Balance Sheet Data:
  Cash, cash equivalents and short term investments ..............   $ 13,357    $  4,446    $  3,226    $    578    $      6
  Working capital (deficit) ......................................     13,743       4,446       4,351         573        (327)
  Total assets ...................................................     15,557      12,592      17,440       5,813       3,191
  Series A mandatorily redeemable convertible preferred stock ....          -           -           -       3,193           -
  Series B mandatorily redeemable convertible preferred stock ....          -           -           -           -       2,900
  Series C mandatorily redeemable convertible preferred stock ....          -           -           -           -       1,442
  Total stockholders' equity (deficit) ...........................     13,913       9,709      16,053         285      (3,559)

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

     Research and development expenses primarily consist of employee compensation and equipment depreciation and lease expenditures related to product research and development. Voxware's research and development expenses decreased $1,589,000 (48%) to $1,728,000 in the fiscal year ended June 30, 2002 from $3,317,000 in the fiscal year ended June 30, 2001. The decrease in research and development expenses is due to efficiencies and reductions in cost of sales as a percentage of sales. As of June 30, 2002, the Company's research and development team comprised 23 compared to 27 at June 30, 2001.

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

Gain on Sale of Tax Loss Carryforwards

     During 1999, the State of New Jersey passed legislation which allows New Jersey technology companies to apply for the transfer or sale of unused New Jersey state net operating losses and research and development tax credits for cash. Profitable companies can buy these losses and credits at a discount, thereby reducing their state tax obligation. Voxware applied to the State of New Jersey and received determination letters to sell up to approximately $14,900,000 of its New Jersey State net operating loss carryforwards. The Company sold none and $7,480,000 in fiscal year 2002 and 2001, respectively, of its New Jersey state net operating losses which, upon sale, provided Voxware $0 and $279,000 in cash. Voxware also received a determination letter from the State of New Jersey to sell $33,000 of its New Jersey State research and development credits which, upon the sale in December 2002 provided $27,000 in cash in fiscal year 2002.These amounts were recorded as a gain on sale of tax loss carryforwards in the accompanying Statements of Operations.

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

     As a result of management's analysis, and using the best information available, in the fourth quarter of the fiscal year ended June 30, 2001, the Company recorded an assets impairment charge related to the goodwill and intangible assets related to the prior acquisitions of certain assets of InRoad. Additionally, during the fourth quarter of 2001, management determined that approximately $4,902,000 of costs incurred had limited future value. As such, a charge related to the write off of these assets is included in impairment of intangible assets in the consolidated statements of operations for the year ended June 30, 2001. As of June 30, 2002, management evaluated the carrying value of remaining intangibles (principally related to the Verbex acquisition) and has concluded that an impairment charge is not required.

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

Liquidity and Capital Resources

     As of June 30, 2002, we had a total of $6,000 in cash and cash equivalents In December 2001 and February 2002, the Company completed a private placement of $1,865,000 of Series C Convertible Preferred Stock, which resulted in proceeds to the Company of approximately $1,424,000, net of transaction costs. In March 2001, we received $750,000 from the Ascend escrow account after fulfillment of indemnification obligations. Voxware also received $27,000 and $279,000, respectively, for the year ended June 30, 2002 and 2001 from the sale of New Jersey State net operating losses. Also, in August 2000 the Company completed a private placement of $4,000,000 of Series A Convertible Preferred Stock, which resulted in proceeds to the Company of approximately $3,660,000, net of transaction costs. In addition, on April 19, 2001 the Company consummated a private placement of shares of common stock and common stock warrants to Castle Creek Technology Partners pursuant to the terms of a Securities Purchase Agreement. Net of transaction costs, the Company received $279,000. Since inception, we have primarily financed our operations through the sale of equity securities.

     Cash of $5,629,000, $7,109,000 and $1,896,000 was used to fund operations for the years ended June 30, 2000, 2001 and 2002, respectively. Cash used in operating activities for fiscal 2002 primarily consists of the net loss of $3,993,000, offset by amortization and depreciation of $1,569,000. Cash used in operating activities in 2001 primarily consists of the net loss of $15,669,000 and the gain on the write-down of warrants, sale of tax loss carryforwards and assets of $784,000, $279,000 and $750,000, respectively, offset by amortization and depreciation of $4,413,000, stock-based compensation expense of $15,000 and the asset impairment charge of $4,902,000. In fiscal 2000, cash provided by investing activities totaled $3,375,000, which consisted of proceeds from the sale of net operating loss carry forwards totaling $501,000 and proceeds from the sale of assets to Ascend of $4,146,000, which were offset by $722,000 in net purchases of short-term investments, $259,000 in purchases of property and equipment, a payment of $240,000 related to the purchase of certain assets of InRoad, Inc. and $51,000 contingent purchase price adjustment to Verbex for the purchase of substantially all of the assets in February 1999. In fiscal 2001, cash provided by investing activities totaled $3,279,000 due to the sale of $2,707,000 of short-term investments, $750,000 received from the Ascend escrow account, offset by $457,000 of property and equipment purchases, $279,000 from the sale of net operating loss carryforwards. In fiscal 2002, cash provided by investing activities totaled $29,000, due to the proceeds from sales and maturities of short-term investments offset by $27,000 from the sale of tax loss carryforwards.

     For the years ended June 30, 2000, 2001 and 2002, cash provided by financing activities totaled $318,000, $3,888,000 and $1,297,000, respectively. A total of $318,000 of cash was provided by financing activities in fiscal 2000, reflecting $305,000 in proceeds from the exercise of common stock options and $13,000 from the issuance of common stock pursuant to the Employee Stock Purchase Plan. In fiscal 2001, $276,000 was provided by the private placement of common stock and common stock warrants, $3,660,000, net of transaction costs, from the issuance of Series A Convertible Preferred Stock and warrants consummated in August 2001 and offset by $48,000 from the repurchase of Series A Preferred Stock. In fiscal 2002, $1,424,000 was provided by the issuance of Series C Convertible Preferred Stock and Warrants consummated in December 2001.

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

     The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and Warrant sold to Castle Creek based on the relative fair value of each instrument. The fair value of the Series A Preferred was determined based on a discounted cash flow analysis and the fair value of the Warrant was determined based on the Black-Sholes option-pricing model. As a result, the Company initially allocated approximately $2,774,000 and $807,000 to the Series A Preferred and Warrant, respectively. After considering the allocation of the proceeds to the Series A Preferred and Warrant, the Company determined that the Series A Preferred contained a beneficial conversion feature
(BCF). The Company recorded the BCF in the amount of approximately $2,913,000, in a manner similar to a dividend for the year ended June 30, 2002. The Warrant has been classified as a liability in the accompanying consolidated balance sheet because the Warrant gives the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of June 30, 2002, the outstanding Warrant was adjusted to the fair value of the Warrant based upon the closing stock price as of that date. As a result, the Company adjusted the Warrant to zero, representing the fair market value as of June 30, 2002, using the Black-Sholes option-pricing model, and recorded a gain on the write down of the Warrant to fair value of $23,000 for the period ended June 30, 2002.

     The Series B Preferred are convertible into shares of common stock on the date of issuance.

     On April 19, 2001, the Company consummated a private placement of shares of common stock and a common stock warrant to Castle Creek pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the private placement, the Company sold 714,000 shares (the "Common Shares") of common stock and a warrant to purchase an additional 2,142,000 shares of its common stock (the "Purchase

Warrant"). The Common Shares were sold at a price of $.34 per share. The exercise price of the Purchase Warrant is $1.25 per share in the case of an optional exercise by Castle Creek, or 80% of the then market value (as defined in the Purchase Warrant) of the common stock in the case of a mandatory exercise required by the Company. Net proceeds to the Company from the private placement were approximately $279,000. Pursuant to the terms of the Purchase Agreement, the Company used $279,000 of such proceeds to repurchase 259 shares of the Company's Series B Preferred from Castle Creek. On August 29, 2001 the Company issued 708,656 remedy warrants to Castle Creek. These remedy warrants allow Castle Creek to purchase shares of common stock at $0.01 per share and expire on August 28, 2011. Using the Black-Scholes option-pricing model, the Company determined the fair value of the remedy warrants to be $139,000. The Company recorded the issuance of the remedy warrants as a Preferred Stock dividend during the quarter ended September 30, 2001. Through June 30, 2002, Castle Creek exercised 708,656 of the remedy warrants, resulting in gross proceeds of $7,000.

     In August of 2001, the Company exchanged its Series A Preferred for shares of Series B Preferred. As the term, rights and preferences of the Series B are substantially similar to those of the Series A, the Company recorded the exchange based upon the carrying value of the Series A Preferred.

     The Company has accreted the Series A Preferred and is accreting Series B Preferred to their redemption values using the effective interest method through the redemption period of 30 months. Accordingly, the Company recorded $1,383,000 and $652,000 of accretion during the years ended June 30, 2002 and 2001, respectively.

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

                                                     Shares
                                   -----------------------------------------
                         Date         Series B Preferred          Common
                                   -----------------------    --------------
              November  8, 2001               40                    271,829
              November 19, 2001               50                    340,208
              November 26, 2001               40                    272,653
              November 29, 2001               75                    511,497
              December 11, 2001              106                    724,462
              June 21, 2002                   50                    312,500
                                   -----------------------    --------------

                                             361                  2,433,149

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

     On December 12, 2001, the Company completed a $1,765,000 private placement of Series C Preferred and common stock warrants to purchase 5,944,219 shares of common stock to various accredited investors. On February 1, 2002, the Company also received $100,000 in cash from an additional accredited investor in connection with this private placement. In total, the Company issued 1,865 shares of Series C Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $1,424,000, net of transaction costs. In addition to the cash transaction costs, the Company issued warrants to investment advisors as finder's fees to acquire 458,165 shares of common stock as of June 30, 2002. The exercise price for the warrants issued as finder's fees is $0.1255 per share, and the warrants expire in five years. Using the Black-Scholes option-pricing model, the Company determined the fair value of the warrants to be $350,000. The Company is obligated to redeem the Series C Preferred 36 months from the closing. The Series C Preferred have a 7% dividend payable in cash or equity, at the election of Voxware, and are convertible into Voxware common stock at an initial conversion price of $0.1255 per share, subject to adjustment, as defined in the transaction documents. In addition, the investors have received warrants to purchase 5,944,219 shares of common stock at an exercise price of $0.1255 per share and expire five years from the date of closing. The Series C Preferred stockholders have certain registration rights, as defined in the transaction agreements.

     The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series C Preferred and the additional purchase warrants sold to investors based on the relative fair value of each instrument. The fair value of the Series C Preferred was determined based on a discounted cash flow analysis and the fair value of the additional purchase warrants was determined based on the Black-Scholes option-pricing model. As a result, the Company allocated approximately $1,220,000 and $350,000 to the Series C Preferred and the additional purchase warrants, respectively. The warrants have been classified as additional paid-in capital in the accompanying consolidated balance sheet, and the Company is accreting the warrants to fair value over the 36 month redemption period. As of June 30, 2002, the Company recorded $93,000 of accretions.

     The Company is accreting the Series C Preferred to their redemption value using the effective interest method through the redemption period of 36 months. Accordingly, the Company recorded $367,000 of accretion during the year ended June 30, 2002.

     The Series C Preferred are convertible into shares of common stock on the date of issuance. After considering the allocation of the proceeds to the Series C Preferred and the additional purchase warrants, the Company determined that the Series C Preferred contained a BCF. The Company recorded the BCF as a reduction of the Series C and an increase to additional paid-in capital in the amount of approximately $350,000. In accordance with Emerging Issues Task Force 00-27, the BCF is being amortized over the redemption period of 36 months using the effective interest method, and is being recorded in a manner similar to a dividend during the period ended June 30, 2002. As a result, the Company recorded approximately $349,000 as a BCF treated as a dividend during the year ended June 30, 2002.

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

     On April 18, 2003, Voxware executed the Series D Purchase Agreement, pursuant to which the Company agreed to sell shares of its Series D Stock, warrants to purchase shares of Series D Stock and warrants to purchase shares of Common Stock, for an aggregate purchase price of $5,600,000. Closing of this financing is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company's capital stock, to be voted on by Common Stockholders at the Company's annual meeting of stockholders.

    In connection with the Series D Purchase Agreement, the Company and Castle Creek have executed a Settlement Agreement and Mutual Release pursuant to which the lawsuit filed by Castle Creek against the Company in the United States District Court for the District of Delaware on February 13, 2003 with respect to the Company's failure to redeem its Series B Stock will be dismissed upon the consummation of the financing and payment to Castle Creek of the consideration described in the Exchange Agreement entered into between the Company and Castle Creek on April 18, 2003. Such Exchange Agreement provides that, upon the consummation of the financing:

       4. provides that, upon the consummation of the financing contemplated by the Series D Purchase Agreement and payment to Castle Creek of certain amounts set forth in the Exchange Agreement, the Series B Stock will be amended to relinquish certain rights and preferences currently held by such stockholder.

       5. Pursuant to an Exchange Agreement entered into between the Company and the holders of the Series C Stock on April 18, 2003, the holders of the Series C Stock have agreed to exchange such shares and certain outstanding Common Stock warrants for an aggregate of 61,933,934 shares of Series D Stock.

       6. Pursuant to an Exchange Agreement entered into between the Company and the Debentures holders on April 18, 2003, the holders of the Debentures have agreed to exchange all of such Debentures for an aggregate of 20,000,000 shares of Series D Stock. Simultaneously with the closing, the Company will also pay the Debenture holders, in cash, the amount of all interest accrued on the Debentures, through the closing date. Additionally, all outside holders of equity interests in Voxware, n.v. have agreed to exchange all such equity interests for an aggregate of 30,000,000 shares of Series D Stock and up to 15,000,000 additional shares of Series D Stock if Voxware, n.v. exceeds certain sales milestones.

    Closing of the transactions contemplated by the Series D Purchase Agreement, including those transactions contemplated by the Exchange Agreements, is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company's capital stock, to be voted on by Common Stockholders at the Company's annual meeting of stockholders.

    On May 7, 2003, the Company completed a facility line of credit with Silicon Valley Bank. The maximum amount that can be drawn on the line of credit is $250,000. The amount available to the Company is subject to a borrowing base consisting of 80% of the Company's eligible accounts receivable. This line of credit matures on May 6, 2004. The facility bears interest at prime plus 2% per annum and a handling fee of 0.25% of the monthly gross purchased accounts receivable balance. The line of credit is secured by the Company's eligible accounts receivable and inventory, up to $250,000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements required by this Item are included in this Report on Form 10-K/A beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The directors and executive officers of the Company and their respective ages and principal occupations are as follows:

           Name                    Age            Offices with the Company                        Class
           ----                    ---            ------------------------                        -----
Bathsheba J. Malsheen, Ph.D .....   51   President, Chief Executive Officer and Director           III
Nicholas Narlis .................   42   Senior Vice President, Chief Financial Officer,
                                         Secretary and Treasurer
David B. Levi (1)(2) ............   69   Director                                                   II
Eli Porat (1)(2) ................   56   Director                                                    I

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

                           Summary Compensation Table

                                                                                       Long Term
                                                     Annual Compensation              Compensation
                                               ---------------------------------      ------------
                                                                                       Securities
                                               Fiscal                                  Underlying      All Other
Name and Principal Position                    Period    Base Salary       Bonus        Options     Compensation (1)
---------------------------                    ------    -----------       -----        -------     ----------------
Bathsheba J. Malsheen, Ph.D ................    2002       $163,875          --            --            $ ---
   President and                                2001       $231,109       $ 87,209         --            $ ---
   Chief Executive Officer (2)                  2000       $209,376       $102,521      300,000          $ ---

Nicholas Narlis ............................    2002       $138,806          --            --            $ ---
   Senior Vice President, Chief Financial,      2001       $170,088       $ 63,750         --            $2,551
   Officer, Secretary and Treasurer             2000       $155,000       $ 71,875      200,000          $2,362

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

                          Fiscal Year-End Option Values

                                               Number of Securities Underlying  Value of Unexercised In-the-Money
                                                    Unexercised Options           Options at Fiscal Year-End (1)
                                               -------------------------------  ---------------------------------
Name                                            Exercisable     Unexercisable    Exercisable      Unexercisable
----                                            -----------     -------------    -----------      -------------
Bathsheba J. Malsheen, Ph.D ................      810,000          150,000          $  --             $  --
Nicholas Narlis ............................      383,125           96,875          $  --             $  --

 (1)Based on the difference between $0.05, which was the closing price per share on June 30, 2002, and the exercise price of the option.

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

    In September 1997, we implemented a plan, which was approved by our stockholders at our 1998 Annual Meeting of Stockholders, pursuant to which we pay (or paid as outlined in accordance with the plan):

..   on the last day of the month in which the annual meeting of stockholders is held in each calendar year commencing with the 1998 meeting, to each non-employee director elected at the meeting, an annual retainer equal to a number of shares of our common stock with a fair market value on that date of $10,000;

..   on the last day of the month in which any newly appointed non-employee director is appointed after the annual meeting of stockholders in any year (provided that the director is appointed at least six months prior to the next annual meeting of stockholders), to the newly appointed director, a retainer equal to a number of shares of our common stock with a fair market value on that date of $10,000.

    In addition, commencing on the date of the 1998 meeting, we have paid $1,000 to each non-employee director attending any regular or special meeting of the Board of Directors, and $500 to each non-employee director attending any regular or special meeting of any Committee of the Board of Directors. Since April_, 2001, all non employee directors have volunteered to not be paid for attending any regular or special meeting of any committee of the Board of Directors until further notice.

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

                                     [GRAPH]

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

                                                                     Number of Shares       Percentage of Shares
         Name and Address of Beneficial Owner                    Beneficially Owned(1)(2)    Beneficially Owned
         ------------------------------------                    -------------------------   ------------------
Castle Creek Technology Partners, LLC (3) .....................          4,441,427                11.3%
Bathsheba J. Malsheen, Ph.D. (4) ..............................            847,125                 2.2%
Nicholas Narlis (5) ...........................................            402,750                 1.2%
David B. Levi (6) .............................................          2,343,268                 6.1%
Eli Porat (7) .................................................             84,711                   *
Scorpion Nominees Limited .....................................          7,808,766                19.9%
All Directors and Executive Officers as a group (4 persons) ...          3,773,631                10.1%

--------
 *Less than 1% of outstanding shares of our common stock.
(1) Number of shares beneficially owned is determined by assuming that options or other common stock equivalent that are held by such person or group (but not those held by any other person or group) and which are exercisable or convertible within 60 days have been exercised or converted.
(2) Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.
(3) Includes 1,483,078 shares of common stock issuable upon the conversion of the Series B Preferred Stock without any price adjustments, 727,273 shares of common stock issuable upon the conversion of the 2000 Warrant without any price adjustments, 2,231,076 shares of common stock issuable upon conversion of Series B Preferred and warrants.
(4) Includes 838,125 shares of our common stock issuable upon the exercise of stock options.
(5) Includes 398,750 shares of our common stock issuable upon the exercise of stock options. Includes 55,777 shares of common stock issuable upon conversion of Series B Preferred and warrants.
(6) Includes 67,083 shares of our common stock issuable upon the exercise of stock options. Includes 2,231,076 shares of common stock issuable upon conversion of Series B Preferred and warrants.
(7) Includes 70,417 shares of our common stock issuable upon the exercise of stock options.
(8) Includes 1,808,766 shares of common stock issuable upon conversion of Series B Preferred and warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 14. CONTROLS AND PROCEDURES.

     (a)Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) have concluded that the Company's disclosure on controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and the Company is operating in an effective manner.

     (b)Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     List of documents filed as part of this Form 10-K/A:

          1. FINANCIAL STATEMENTS. The financial statements listed in the accompanying Index to Financial Statements appearing on page F-1 are filed as part of this annual report on Form 10-K/A.

          2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule for each of the years ended June 30, 2000, 2001 and 2002, is filed as part of this Form 10-K/A and should be read in conjunction with the Financial Statements, and related notes thereto, of the Company.

                                  VOXWARE, INC.
                 Schedule II--Valuation and Qualifying Accounts
                    Years Ended June 30, 2000, 2001 and 2002
                                 (in thousands)

Allowance for doubtful accounts:

                                   Balance at
                                  Beginning of       Charged to Costs                        Balance at
                                     Period            and Expenses        Deductions       End of Period
                               ------------------------------------------------------------------------------
Year ended June 30, 2000              $ 361                $  15              $ 232             $ 144
                                      =====                =====              =====             =====

Year ended June 30, 2001              $ 144                $  --              $  --             $ 144
                                      =====                =====              =====             =====

Year ended June 30, 2002              $ 144                $  --              $  50             $  94
                                      =====                =====              =====             =====

Inventory reserves:

                                   Balance at
                                  Beginning of       Charged to Costs                        Balance at
                                     Period            and Expenses        Deductions       End of Period
                               ------------------------------------------------------------------------------
Year ended June 30, 2000              $ 190                $  --              $  --             $ 190
                                      =====                =====              =====             =====

Year ended June 30, 2001              $ 190                $ 116              $ 150             $ 156
                                      =====                =====              =====             =====

Year ended June 30, 2002              $ 156                $ 100              $  13             $ 243
                                      =====                =====              =====             =====

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included in this Form 10-K/A

          3. EXHIBITS. The following is a list of Exhibits filed as part of this Annual Report on Form 10-K/A. Where so indicated by footnote, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

     (a) Exhibit No.

          2.1 Asset Purchase Agreement dated as of February 4, 1999 by and between Ascend Communications, Inc. and Voxware, Inc.**(1)
          2.2 Acquisition Agreement by and among Voxware, Inc., Verbex Acquisition Corporation and Verbex Voice Systems, Inc. dated as of February 4, 1999.**(1)
          2.3 Acquisition Agreement dated as of April 4, 2000 by and among Voxware, Inc., Verbex Acquisition Corporation and InRoad, Inc.**(3)
          3.1     Certificate of Incorporation, as amended.**(2)
          3.2     Bylaws.**(2)
          3.3 Certificate of designations for the Series A Preferred Stock as filed with the Secretary of State of the state of Delaware on August 14, 2000, as amended.**(4) 3.4 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, as filed with the Secretary of State of the state of Delaware on August 29, 2001.**(6)
          4.1     Form of Warrant issued to InRoad, Inc.**(3)
          4.2     Warrant issued to Stratos Product Development, LLC.**(3)
          4.3 Stock purchase warrant, dated as of August 15, 2000, issued to Castle Creek Technology Partners, LLC.**(4)
          4.4 Stock restriction and registration rights agreement, dated April 4, 2000 among Voxware, Inc., Verbex Acquisition Corporation, InRoad, Inc. and Stratos Product Development LLC.**(3)
          4.5 Common Stock Purchase Warrant, dated as of April 19, 2001, issued to Castle Creek Technology Partners, LLC.**(7)
          4.6 Form of Warrant issued to Institutional Finance Group, Inc., dated August 15, 2000.**(9)
          4.7     Form of 10% Convertible Debenture dated October 2, 2002.**(10)
          4.8 Shareholders Agreement dated October 2, 2002 among the Company, Voxware NV and the Shareholders of Voxware NV.**(11)
          10.1    Voxware, Inc. 1994 Stock Option Plan.**(2)
          10.2    Form of Voxware, Inc. Stock Option Agreement.**(2)
          10.3    Form of Indemnification Agreement.**(2)
          10.4 Securities Purchase Agreement, dated as of August 10, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)
          10.5 Registration Rights Agreement, dated as of August 15, 2000 by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)
          10.6 Form of Investor Rights Agreement by and between Voxware, Inc. and the Investors listed on the signature pages thereto (Incorporated by reference to Exhibit 10.6 to the Company's Current Report of Form 8-K filed April 21, 2003).
          10.7 Form of Stockholder Agreement by and between Voxware, Inc. and the Holders and Investors listed on Schedule 1 thereto (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K file April 21, 2003).
          10.8 Silicon Valley Bank Accounts Receivable Purchase Agreement (Attached as an exhibit thereto).**(12)
          10.9 Technology Transfer Agreement Effective May 19, 1995, between Suat Yeldener Ph.D. and Voxware, Inc.**(2)
          10.10 Exchange Agreement, dated as of August 29, 2001 by and between the Company and Castle Creek Technology Partners, LLC, together with the form of New Warrant and Remedy Warrant attached as exhibits thereto.**(6)
          10.11 Securities Purchase Agreement, dated as of April 19, 2001, by and between the Company and Castle Creek Technology Partners, LLC, together with the form of Additional Share Warrant as an exhibit thereto.**(7)
          10.12 Registration Rights Agreement, dated as of April 19, 2001, by and between the Company and Castle Creek Technology Partners, LLC, together with the form of Remedy Warrant as an exhibit thereto.**(7)

          10.13 The Company's 1998 Stock Option Plan for Outside Directors.**(8)
          10.14 Plan to Pay Non-Employee Directors an Annual Retainer.**(8)
          10.20 1996 Employee Stock Purchase Plan.**(2)
          10.23 Loan Modification Agreement dated May 9, 2000 between Silicon Valley Bank and the Company.**(3)
          10.24 Employment Agreement dated August 13, 1998, with Bathsheba J. Malsheen.**(5)
          10.25 Employment Agreement dated August 13, 1998, with Nicholas Narlis.**(5)
          23.1  Consent of WithumSmith+Brown P.C.*

          99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350

          99.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350

     (b)  Reports on Form 8-K

          Current report on form 8-K filed March 7, 2003 (relating to the legal proceedings with Castle Creek Technology Partners).

          Current report of form 8-K filed April 21, 2003 (relating to the private placement of the Company's securities with various accredited investors).

------------------
*    Filed herewith.
** Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:
     (1) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1998.
     (2) Filed in connection with Registration Statement on Form S-1 (File Number 33-08393).
     (3) Filed in connection with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000.
     (4) Filed in connection with the Company's current report on Form 8-K that was filed on August 16, 2000.
     (5) Filed in connection with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998.
     (6) Filed in connection with the Company's registration statement on Form S-2 (File Number 33-68646).
     (7) Filed in connection with the Company's current report on Form 8-K that was filed on April 20, 2001.
     (8) Filed in connection with the Company's registration statement on Form S-8 (File Number 33-33342).
     (9) Filed in connection with the Company's registration statement on Form S-3 (File Number 33-51358).
    (10) Filed in connection with the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002.
    (11) Filed in connection with the Company's report on Form 8-K that was filed on April 17, 2003.
    (12) Filed in connection with the Company's quarterly report on For 10-Q for the quarter ended March 31, 2003.

+    Confidential treatment has been granted for portions of such document.

          4. REPORTS ON FORM 8-K. On August 28, 2002 and August 30, 2002, the Company filed a Form 8-K and Form 8-K/A, respectively, reporting on Item 4 of Form 8-K, Change in Registrant's Certifying Accountant. Such reports reported the Company's dismissal of Arthur Andersen LLP as the Company's independent auditors and the engagement of WithumSmith+Brown P.C. as the Company's new auditors.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2003

                                VOXWARE, INC.
                                (Registrant)

                                By: /s/ Bathsheba J. Malsheen
                                    -------------------------
                                Bathsheba J. Malsheen, President
                                and Chief Executive Officer




                                By: /s/ Nicholas Narlis
                                -----------------------------
                                Nicholas Narlis, Senior Vice President,
                                Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

                                  CERTIFICATION

I, Bathsheba Malsheen, certify that:

     1.   I have reviewed this annual report on Form 10-K/A of Voxware, Inc.;

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

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                    /s/ Bathsheba J. Malsheen, Ph.D.
                                    ---------------------------------
Dated: May 22, 2003                 Bathsheba J. Malsheen, Ph.D.
                                    President and Chief Executive Officer

                                  CERTIFICATION

I, Nicholas Narlis, certify that:

     1.   I have reviewed this annual report on Form 10-K/A of Voxware, Inc..;

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

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                  /s/ Nicholas Narlis
                                  ----------------------------------------------
Dated: May 22, 2003               Nicholas Narlis
                                  Senior Vice President, Chief Financial Officer
                                  Secretary and Treasurer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)

VOXWARE, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Certified Public Accountants ......................................  F-2
Consolidated Balance Sheets ..............................................................  F-4
Consolidated Statements of Operations ....................................................  F-5
Consolidated Statements of Stockholders' Equity (Deficit) ................................  F-6
Consolidated Statements of Cash Flows ....................................................  F-7
Notes to Consolidated Financial Statements ...............................................  F-8

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is dependent on future new sources of financing to fund their operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

/s/ WithumSmith+Brown P.C.

Princeton, New Jersey
October 14, 2002, except for Note 12 which is dated May 22, 2003

The following report is a copy of a previously issued Report of Independent Public Accountants. This report relates to the prior years' financial statements. This report has not been reissued by Arthur Andersen LLP.

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

                               Arthur Andersen LLP

Princeton, New Jersey
September 28, 2001

                          Voxware, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                                            June 30,
                                                                              --------------------------------------
                                                                                  (Restated)
                                                                                     2002              2001
                                                                              --------------------------------------
                                                                                (In thousands, except share data)
                                   ASSETS
Current Assets:
   Cash and cash equivalents                                                    $             6      $          561
   Investments                                                                                -                  17
   Accounts receivable, net                                                               1,315                 849
   Inventory, net                                                                           678               1,098
   Prepaid expenses and other current assets                                                 82                 360
                                                                              ------------------   -----------------
     Total current assets                                                                 2,081               2,885

Property and equipment, net                                                                 297                 584
Intangible assets, net                                                                      769               2,066
Other assets, net                                                                            44                 278
                                                                              ------------------   -----------------
                                                                                $         3,191      $        5,813
                                                                              ==================   =================

 LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
     STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses                                        $         2,021      $        1,743
   Deferred revenues                                                                        387                 569
                                                                              ------------------   -----------------
     Total current liabilities                                                            2,408               2,312

Warrants to purchase common stock                                                             -                  23
Series A mandatorily redeemable convertible preferred stock
(liquidation value $0 and $3,811, respectively)                                                               3,193
Series B mandatorily redeemable convertible preferred stock
(liquidation value $2,894 and $0, respectively)                                           2,900
Series C mandatorily redeemable convertible preferred stock
(liquidation value $1,839 and $0, respectively)                                           1,442                   -

Stockholders' equity (deficit):

   Common stock, $.001 par value, 180,000,000 shares and
   60,000,000 shares authorized; 21,573,860 and 15,770,687
   shares issued and outstanding at June 30, 2002 and June 30,
   2001, respectively                                                                        21                  16
   Additional paid-in capital                                                            44,296              42,070
   Deferred compensation                                                                      -                  (1)
   Accumulated deficit                                                                  (47,876)            (41,800)
                                                                              ------------------   -----------------
     Total stockholders' equity (deficit)                                                (3,559)                285
                                                                               -----------------   -----------------
        Total liabilities and stockholders' equity (deficit)                    $         3,191      $        5,813
                                                                              ==================   =================

        The accompanying notes are an integral part of these statements.

                          Voxware, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                                                   Year Ended June 30,
                                                                          (Restated)
                                                                             2002         2001        2000
                                                                           --------    ---------    ---------
                                                                          (In thousands, except per share data)
Revenues:
 Product revenues:
  Product sales                                                            $  2,994    $   1,020    $   1,419
  License fees                                                                  389          336        1,668
  Royalties and maintenance revenues                                            233          387          488
                                                                           --------    ---------    ---------
   Total product revenues                                                     3,616        1,743        3,575
 Service revenues                                                               885          302          226
                                                                           --------    ---------    ---------
   Total revenues                                                             4,501        2,045        3,801
                                                                           --------    ---------    ---------
 Cost of revenues:
  Cost of product revenues                                                    1,997        1,185          799
  Cost of service revenues                                                      420          348           70
                                                                           --------    ---------    ---------
   Total cost of revenues                                                     2,417        1,533          869
                                                                           --------    ---------    ---------
    Gross profit                                                              2,084          512        2,932
                                                                           --------    ---------    ---------
Operating expenses:
 Research and development                                                     1,728        3,317        2,835
 Sales and marketing                                                          1,166        3,263        2,870
 General and administrative                                                   1,946        2,647        2,140
 Amortization of purchased intangibles                                        1,298        4,099        1,989
 Asset impairment charge                                                          -        4,902            -
                                                                           --------    ---------    ---------
  Total operating expenses                                                    6,138       18,228        9,834
                                                                           --------    ---------    ---------
Operating loss                                                               (4,054)     (17,716)      (6,902)

Interest income (expense), net                                                   11          234          357
Adjustment of warrants to fair value                                             23          784            2
Gain on sale of tax loss carryforwards                                           27          279          501
Gain on sale of assets                                                            -          750        3,799
                                                                           --------    ---------    ---------
 Net loss                                                                    (3,993)     (15,669)      (2,243)
 Accretion of preferred stock to redemption value                            (1,842)        (652)           -
 Amortization of beneficial conversion features on preferred
stock to redemption values                                                      (82)      (2,913)           -
                                                                           --------    ---------    ---------
Net loss applicable to common stockholders                                 $ (5,917)   $ (19,234)   $  (2,243)
                                                                           ========    =========    =========
Basic and diluted net loss per share applicable to common
stockholders                                                               $  (0.32)   $   (1.32)   $   (0.16)
                                                                           ========    =========    =========
Weighted average number of common shares--basic
and diluted                                                                  18,575       14,517       13,667
                                                                           ========    =========    =========

        The accompanying notes are an integral part of these statements.

                          Voxware, Inc. and Subsidiary
            Consolidated Statements of Stockholders' Equity (Deficit)
                                 (in thousands)

                                                                                                                       Accumulated
                                                                                          Additional                      Other
                                                               Common Stock                Paid-In       Deferred     Comprehensive
                                                                  Shares       Amount      Capital     Compensation       Loss
                                                               ------------  ----------   ----------   ------------   -------------
Balance, June 30, 1999                                           13,381,367  $       13   $   29,995   $          -   $           4
   Exercise of common stock options                                 220,546           -          305              -
   Issuance of common stock pursuant to Employee Stock
 Purchase Plan                                                       19,570           -           13              -
   Directors' stock based compensation expense                       24,294           -           40              -
   Issuance of common stock in connection with the
 purchase of certain assets of Inroad, Inc.                         650,000           1        8,236              -
   Option grants to consultants                                           -           -          141           (141)
Comprehensive loss:                                                       -           -            -              -
   Net loss                                                               -           -            -              -
   Unrealized loss on available-for-sale securities                       -           -            -              -              (6)

   Comprehensive loss                                                     -           -            -              -
                                                               ------------  ----------   ----------   ------------   -------------
Balance, June 30, 2000                                           14,295,777  $       14   $   38,730   $       (141)  $          (2)
   Directors' stock based compensation expense                       34,483           -           10              -
   Conversion of Series A preferred stock                           726,427           1          246              -
   Sale of common stock                                             714,000           1          227              -
   Beneficial conversion feature treated as a dividend                    -           -        2,913              -
   Warrants granted as finders fee for sale of Series A
 preferred stock                                                          -           -           79              -
   Accretion of preferred stock to redemption value                       -           -            -              -
   Repurchase of Series A preferred stock                                 -           -            -              -
   Amortization of deferred Compensation                                  -           -            -              5
   Option grants to consultants                                           -           -         (135)           135
Comprehensive loss:                                                       -           -            -              -
   Net loss                                                               -           -            -              -
   Realized loss on available-for-sale  securities                        -           -            -              -               2

   Comprehensive loss                                                     -           -            -              -
                                                               ------------  ----------   ----------   ------------   -------------
Balance, June 30, 2001                                           15,770,687  $       16   $   42,070   $         (1)  $           -
   Directors' stock based compensation expense                            -           -            -              1
   Amortization of beneficial conversion feature                          -           -            -              -
   Conversion of Series A preferred stock into common
 stock                                                              316,576           -           91              -
   Conversion of Series B preferred stock into common
 stock                                                            2,433,149           2          395              -
   Cashless exercise of warrants into common stock in
 exchange for Series B preferred stock                            2,142,000           2          275
   Conversion of Series C preferred stock into common
 stock                                                              202,792           -           25              -
   Proceeds from exercise of warrants into common stock             708,656           1            7              -
   Beneficial conversion feature of Series C preferred
 stock                                                                    -           -          349              -
   Accretion of preferred stock to redemption value                       -           -            -              -
   Contractual adjustment of Series B redemption value                    -           -          609              -
   Fair value of warrants issued in connection with
 Series C preferred stock                                                                        350
   Other equity transactions                                              -           -          125              -
Comprehensive loss:                                                       -           -            -              -
   Net loss                                                               -           -            -              -
   Realized loss on available-for-sale securities                         -           -            -              -               -

   Comprehensive loss                                                     -           -            -              -
                                                               ------------  ----------   ----------   ------------   -------------
Balance, June 30, 2002 (restated)                                21,573,860  $       21   $   44,296   $          -   $           -
                                                               ============  ==========   ==========   ============   =============

                                                              Comprehensive      Accumulated
                                                                  Loss             Deficit         Total
                                                              -------------      -----------     ---------
Balance, June 30, 1999                                                           $   (20,303)    $   9,709
   Exercise of common stock options                                                        -           305
   Issuance of common stock pursuant to Employee Stock
 Purchase Plan                                                                             -            13
   Directors' stock based compensation expense                                             -            40
   Issuance of common stock in connection with the
 purchase of certain assets of Inroad, Inc.                                                -         8,237
   Option grants to consultants                                                            -             -
Comprehensive loss:                                                                        -
   Net loss                                                   $      (2,245)          (2,245)       (2,245)
   Unrealized loss on available-for-sale securities                      (6)               -            (6)
                                                              -------------
   Comprehensive loss                                         $      (2,251)               -
                                                              =============    -------------     ---------
Balance, June 30, 2000                                                           $   (22,548)    $  16,053
   Directors' stock based compensation expense                                             -            10
   Conversion of Series A preferred stock                                                 (4)          247
   Sale of common stock                                                                    -           224
   Beneficial conversion feature treated as a dividend                                (2,913)            -
   Warrants granted as finders fee for sale of Series A
 preferred stock                                                                           -            79
   Accretion of preferred stock to redemption value                                     (652)         (652)
   Repurchase of Series A preferred stock                                                (14)          (14)
   Amortization of deferred Compensation                                                   -             5
   Option grants to consultants                                                            -             -
Comprehensive loss:
   Net loss                                                   $     (15,669)         (15,669)      (15,669)
   Realized loss on available-for-sale  securities                        2                -             2
                                                              -------------
   Comprehensive loss                                         $     (15,667)               -             -
                                                              =============      -----------     ---------
Balance, June 30, 2001                                                           $   (41,800)    $     285
   Directors' stock based compensation expense                                             -             1
   Amortization of beneficial conversion feature                                         (82)          (82)
   Conversion of Series A preferred stock into common
 stock                                                                                     -            91
   Conversion of Series B preferred stock into common
 stock                                                                                     -           397
   Cashless exercise of warrants into common stock in
 exchange for Series B preferred stock                                                     -           277
   Conversion of Series C preferred stock into common
 stock                                                                                     -            25
   Proceeds from exercise of warrants into common stock                                    -             8
   Beneficial conversion feature of Series C preferred
 stock                                                                                     -           349
   Accretion of preferred stock to redemption value                                   (1,842)       (1,842)
   Contractual adjustment of Series B redemption value                                     -           609
   Fair value of warrants issued in connection with
 Series C preferred stock                                                                  -           350
   Other equity transactions                                                            (159)          (34)
Comprehensive loss:                                                                        -             -
   Net loss                                                   $      (3,993)     $    (3,993)            -
   Realized loss on available-for-sale securities                         -                -             -
                                                              -------------
   Comprehensive loss                                         $      (3,993)     $         -        (3,993)
                                                              =============      -----------     ---------
Balance, June 30, 2002 (restated)                                                $   (47,876)    $  (3,559)
                                                                                 ===========     =========

   The accompanying notes are an integral part of these financial statements.

                          Voxware, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                                         Year Ended June 30,
                                                                                                   --------------------------------
                                                                                                     2002        2001        2000
                                                                                                   --------    --------    --------
Operating Activities:
Net loss                                                                                           $ (3,993)   $(15,669)   $ (2,245)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                      1,569       4,413       2,265
   Provision for doubtful accounts                                                                        -           -          15
   Gain on write-down of warrants to fair value                                                         (23)       (784)          -
   Loss on disposal of fixed assets                                                                      15           -           -
   Gain on sale of tax loss carryforwards                                                               (27)       (279)       (501)
   Gain on sale of assets                                                                                 -        (750)     (3,799)
   Stock based compensation expense                                                                       1          15          40
   Asset impairment charge                                                                                -       4,902           -
Changes in assets and liabilities:
   Accounts receivable                                                                                 (466)        133          (8)
   Inventory                                                                                            420          (9)       (761)
   Prepaid expenses and other current assets                                                            278        (113)        (13)
   Restricted cash                                                                                        -           -         604
   Other assets, net                                                                                    234         107          66
   Accounts payable and accrued expenses                                                                278         745        (887)
   Deferred revenues                                                                                   (182)        374        (336)
   Deferred rent                                                                                          -        (194)        (69)
                                                                                                   --------    --------    --------
Net cash used in operating activities                                                                (1,896)     (7,109)     (5,629)
                                                                                                   --------    --------    --------
Investing Activities:
   Purchases of short-term investments                                                                    -           -     (15,163)
   Proceeds from sales and maturities of short-term investments                                          17       2,707      14,441
   Purchases of property and equipment                                                                    -        (456)       (259)
   Proceeds from sale of tax loss carryforwards                                                          27         279         501
   Proceeds from sale of assets                                                                           -         750       4,146
   Purchase of certain assets of Inroad, Inc                                                              -           -        (240)
   Purchase of Verbex Voice Systems, Inc                                                                  -           -         (51)
                                                                                                   --------    --------    --------
Net cash provided by (used in) investing activities                                                      44       3,280       3,375
                                                                                                   --------    --------    --------
Financing Activities:
   Proceeds from issuance of short-term debt                                                             50           -           -
   Proceeds from exercise of warrants into common stock                                                   8           -           -
   Proceeds from issuance of Series C convertible preferred stock and warrants, net of expenses       1,424           -           -
   Retirement of Series B convertible preferred stock                                                  (100)          -           -
   Proceeds from exercises of common stock options                                                        -           -         305
   Proceeds from private placement of common stock and warrants                                           -         276           -
   Issuance of common stock pursuant to Employee Stock Purchase Plan                                      -           -          13
   Proceeds from issuance of Series A convertible preferred stock and warrants                            -       3,660           -
   Repayment of short-term debt                                                                         (50)        (48)          -
   Other equity transactions                                                                            (35)          -           -
                                                                                                   --------    --------    --------
Net cash provided by financing activities                                                             1,297       3,888         318
                                                                                                   --------    --------    --------
Increase (decrease) in cash and cash equivalents                                                       (555)         59      (1,936)
Cash and cash equivalents, beginning of year                                                            561         502       2,438
                                                                                                   --------    --------    --------
Cash and cash equivalents, end of year                                                                    6         561         502
Short-term investments, end of year                                                                       -          17       2,724
                                                                                                   --------    --------    --------
Cash, cash equivalents and short-term investments, end of year                                     $      6    $    578    $  3,226
                                                                                                   ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

Unrealized gain (loss) on short-term investments                                                          -           -          (6)
                                                                                                   ========    ========    ========
Intangible assets recognized from InRoad transaction                                                      -           -       8,404
                                                                                                   ========    ========    ========
Purchase accounting adjustment related to inventory acquired form Verbex                                  -           -         (79)
                                                                                                   ========    ========    ========
Conversion of Series A preferred stock into common stock                                                 91         247           -
                                                                                                   ========    ========    ========
Conversion of Series B preferred stock into common stock                                                397           -           -
                                                                                                   ========    ========    ========
Cashless exercise of warrants into common stock to repurchase Series B preferred stock                  277
                                                                                                   ========    ========    ========
Conversion of Series C preferred stock into common stock                                                 25           -           -
                                                                                                   ========    ========    ========
Series B preferred stock exchanged for Series C preferred stock                                         200
                                                                                                   ========    ========    ========
Exchange of Series A preferred stock for Series B preferred stock                                     3,231           -           -
                                                                                                   ========    ========    ========
Warrant to acquire common stock for finders fee                                                           -          79           -
                                                                                                   ========    ========    ========
Beneficial conversion feature treated as a dividend                                                     349       2,913           -
                                                                                                   ========    ========    ========

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

     Going Concern

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Since its inception, the Company has incurred significant losses and, as of June 30, 2002, the Company had an accumulated deficit of $47,876,000, including $4,902,000 from the loss on the asset impairment charge of intangibles, $2,494,000 from accretion of preferred stock to redemption value and $2,995,000 from the beneficial conversion feature as a result of the Castle Creek transactions consummated in August 2000 and April 2001. Management believes that unless the Company is able to secure additional financing, its cash and cash equivalents and short-term investments will not be adequate to meet the Company's cash requirements over the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of the uncertainty. The Company has minimal cash on hand as of September 30, 2002 and management is in current negotiations to secure a portion of its financing required for the next twelve months. There can be no assurance that the negotiations will be successful and result in financing for the Company. If such financing is not obtained, the Company will have to curtail significant portions or all of its operations.

     Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the financial statements of Voxware, Inc. and its wholly owned subsidiary, Verbex Acquisition Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Fourth Quarter Adjustment

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

     The following table details the Company's investments as of June 30, 2002 and 2001:

                                                             June 30, 2002
                                        ----------------------------------------------------
                                                        Gross         Gross
                                                        -----         -----
                                        Amortized    Unrealized    Unrealized
                                        ---------    ----------    ----------
                                          Cost          Gains        Losses      Fair Value
                                          ----          -----        ------      ----------
                                                         (in thousands)
         Corporate obligations
                                        $      --    $       --    $       --    $        --
                                        =========    ==========    ==========    ===========


                                                             June 30, 2001
                                        ----------------------------------------------------
                                                        Gross         Gross
                                                        -----         -----
                                        Amortized    Unrealized    Unrealized
                                        ---------    ----------    ----------
                                          Cost          Gains        Losses      Fair Value
                                          ----          -----        ------      ----------
                                                         (in thousands)
         Corporate obligations          $      17    $       --    $       --    $        17
                                        =========    ==========    ==========    ===========

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

Accounts Receivable

     Accounts receivable as of June 30, 2002 and 2001 consisted of the following:

                                                           June 30,
                                                      ------------------
                                                        2002       2001
                                                      -------    -------
                                                        (in thousands)

Accounts receivable ..............................    $ 1,409    $   993
Less--allowance for doubtful accounts ............        (94)      (144)
                                                      -------    -------
Accounts receivable, net .........................    $ 1,315    $   849
                                                      =======    =======

Inventory

     Inventory is stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory, net as of June 30, 2002 and 2001, consisted of the following:

                                                           June 30,
                                                      ------------------
                                                        2002       2001
                                                      -------    -------
                                                        (in thousands)
Raw materials ..............................          $   630    $   810
Work-in process ............................              152        108
Finished goods .............................              139        336
Less - Inventory Reserve ...................             (243)      (156)
                                                      -------    -------
Inventory, net .............................          $   678    $ 1,098
                                                      =======    =======

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

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are apparent. ) However, separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The Company considers its intangibles assets to have finite lives and will continue to amortize such assets over their remaining useful lives. As such, the Company does not expect the adoption of SFAS 141 and 142 to have a material effect on comparative periods' results of operations or financial position.

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

Intangible Assets

                                                                   June 30,
                                                         -------------------------
                                                           2002             2001
                                                           ----             ----
                                                                (in thousands)
  Acquisition of Verbex Voice Systems, Inc. .........    $  5,131         $  5,131
  Purchase of certain assets of InRoad, Inc. ........          --            8,404
  Asset impairment charge ...........................          --           (4,902)
                                                         --------         --------
                                                            5,131            8,633
  Less--Accumulated amortization ....................      (4,362)          (6,567)
                                                         --------         --------
  Intangible assets, net ............................    $    769         $  2,066
                                                         ========         ========

   Amortization expense was approximately $1,298,000, $4,099,000 and $1,989,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

3.   PROPERTY AND EQUIPMENT:

                                                                   June 30,
                                                         -------------------------
                                                           2002             2001
                                                           ----             ----
                                                                 (in thousands)

  Equipment .........................................    $    919         $    924
  Leasehold improvements ............................         448              526
  Furniture and fixtures ............................          80              105
                                                         ---------        ---------
                                                            1,447            1,555
  Less--Accumulated depreciation ....................      (1,150)            (971)
                                                         ---------        ---------
  Property and equipment, net .......................    $    297         $    584
                                                         =========        =========

   Depreciation expense was approximately $272,000, $316,000 and $243,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:


                                                             June 30,
                                                     ---------------------------
                                                       2002                2001
                                                       ----                ----
                                                            (in thousands)
Accounts payable - trade .........................   $  1,382            $   713
Accrued compensation and benefits ................        181                291
Accrued professional fees ........................        194                297
Other accrued expenses ...........................        264                442
                                                     --------            -------
Accounts payable and accrued expenses ............   $  2,021            $ 1,743
                                                     ========            =======

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

   The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred and Warrant sold to Castle Creek based on the relative fair value of each instrument. The fair value of the Series A Preferred was determined based on a discounted cash flow analysis and the fair value of the Warrant was determined based on the Black-Sholes option-pricing model. As a result, the Company initially allocated approximately $2,774,000 and $807,000 to the Series A Preferred and Warrant, respectively. After considering the allocation of the proceeds to the Series A Preferred and Warrant, the Company determined that the Series A Preferred contained a beneficial conversion feature
(BCF). The Company recorded the BCF in the amount of approximately $2,913,000, in a manner similar to a dividend during the year ended June 30, 2002. The Warrant has been classified as a liability in the accompanying consolidated balance sheet because the Warrant gives the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of June 30, 2002, the outstanding Warrant was adjusted to the fair value of the Warrant based upon the closing stock price as of that date. As a result, the Company adjusted the Warrant to zero, representing the fair market value as of June 30, 2002, using the Black-Sholes option-pricing model and recorded a gain on the write down of the Warrant to fair value of $23,000 for the period ended June 30, 2002, respectively.

   The Series B Preferred are convertible into shares of common stock on the date of issuance.

   On April 19, 2001, the Company consummated a private placement of shares of common stock and a common stock warrant to Castle Creek pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the private placement, the Company sold 714,000 shares (the "Common Shares") of common stock and a warrant to purchase an additional 2,142,000 shares of its common stock (the "Purchase Warrant"). The Common Shares were sold at a price of $.34 per share. The exercise price of the Purchase Warrant is $1.25 per share in the case of an optional exercise by Castle Creek, or 80% of the then market value (as defined in the Purchase Warrant) of the common stock in the case of a mandatory exercise required by the Company. Pursuant to the terms of the Purchase Agreement, the Company used $279,00 of such proceeds to repurchase 259 shares of the Company's Series B Preferred from Castle Creek. For the year ended June 30, 2001, the company retired 46 shares of Series A preferred, resulting in $46,000 in proceeds. The Company used such proceeds for general working capital purposes.

   On August 29, 2001 the Company issued 708,656 remedy warrants to Castle Creek. These remedy warrants allow Castle Creek to purchase shares of common stock at $0.01 per share and expire on August 28, 2011. Using the Black-Scholes option-pricing model, the Company determined the fair value of the remedy warrants to be $139,000. The Company recorded the issuance of the remedy warrants as a Preferred Stock dividend during the quarter ended September 30, 2001. Through June 30, 2002, Castle Creek exercised 708,656 of the remedy warrants, resulting in gross proceeds of $8,000.

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

                                                     Shares
                                     -----------------------------------------
       Date                            Series B Preferred         Common
                                     -----------------------  ----------------
       November 8, 2001                        40                 271,829
       November 19, 2001                       50                 340,208
       November 26, 2001                       40                 272,653
       November 29, 2001                       75                 511,497
       December 11, 2001                      106                 724,462
       June 21, 2002                           50                 312,500
                                     -----------------------  ----------------
                                              361               2,433,149

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

   On December 12, 2001, the Company completed a $1,765,000 private placement of Series C Preferred and common stock warrants to purchase 5,944,219 shares of common stock to various accredited investors. On February 1, 2002, the Company also received $100,000 in cash from an additional accredited investor in connection with this private placement. In total, the Company issued 1,865 shares of Series C Preferred, which shares are convertible into shares of common stock, resulting in proceeds to the Company of approximately $1,424,000, net of transaction costs. In addition to the cash transaction costs, the Company issued warrants to investment advisors as finder's fees to acquire 458,165 shares of common stock as of June 30, 2002. The exercise price for the warrants issued as finder's fees is $0.1255 per share, and the warrants expire in five years. Using the Black-Scholes option-pricing model, the Company determined the fair value of the warrants to be $350,000. The Company is obligated to redeem the Series C Preferred 36 months from the closing. The Series C Preferred have a 7% dividend payable in cash or equity, at the election of Voxware, and are convertible into Voxware common stock at an initial conversion price of $0.1255 per share, subject to adjustment, as defined in the transaction documents. In addition, the investors have received warrants to purchase 5,944,219 shares of common stock at an exercise price of $0.1255 per share and expire five years from the date of closing. The Series C Preferred stockholders have certain registration rights, as defined in the transaction agreements.

   The Company allocated the proceeds, net of cash and non-cash transaction costs, to the Series C Preferred and the additional purchase warrants sold to investors based on the relative fair value of each instrument. The fair value of the Series C Preferred was determined based on a discounted cash flow analysis and the fair value of the additional purchase warrants was determined based on the Black-Scholes option-pricing model. As a result, the Company allocated approximately $1,515,000 and $350,000 to the Series C Preferred and the additional purchase warrants, respectively. The warrants have been classified as additional paid-in capital in the accompanying consolidated balance sheet. The Company recorded $93,000 of accretion of warrants to fair value for the year ended June 30, 2002, and the corresponding purchase warrants are being amortized over the redemption period, 36 months from closing.

   The Company is accreting the Series C Preferred to their redemption value using the effective interest method through the redemption period of 36 months. Accordingly, the Company recorded $367,000 of accretion during the fiscal year ended June 30, 2002.

   The Series C Preferred are convertible into shares of common stock on the date of issuance. After considering the allocation of the proceeds to the Series C Preferred and the additional purchase warrants, the Company determined that the Series C Preferred contained a BCF. The Company recorded the BCF as a reduction of the Series C and an increase to additional paid-in capital in the amount of approximately $349,000. In accordance with Emerging Issues Task Force 00-27, the BCF is being amortized over the redemption period of 36 months using the effective interest method, and is being recorded in a manner similar to a dividend during the year ended June 30, 2002. As a result, the Company recorded approximately $82,000 of BCF amortized during the year ended June 30, 2002.

6.  STOCKHOLDERS' EQUITY (DEFICIT):

Authorized Number of Shares

   In May 2002, the Company's stockholders approved an increase in the number of authorized shares of common stock from 60 million shares to 180 million shares.

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

   Information relative to the Option Plans is as follows:

                                                                              Price
                                                            Shares          Per Share
                                                            ------          ---------
Outstanding at June 30, 1999 (261,803 exercisable) ....    2,238,075       $ 0.50--$7.88
        Granted .......................................    1,448,752       $ 0.69--$7.69
        Exercised .....................................     (220,546)      $ 0.69--$7.50
        Canceled ......................................     (728,031)      $ 1.50--$7.88
                                                          ----------       -------------
Outstanding at June 30, 2000 (838,391 exercisable) ....    2,738,250       $ 0.50--$7.88
        Granted .......................................      482,500       $ 0.40--$3.84
        Exercised .....................................           --       $ 0.40--$7.50
        Canceled ......................................     (457,500)      $ 0.40--$7.88
                                                          ----------       -------------
Outstanding at June 30, 2001(1,527,000 exercisable) ...    2,763,250       $ 0.40--$7.88
        Granted .......................................       70,000       $ 0.15
        Exercised .....................................           --
        Canceled ......................................     (311,375)      $ 0.15--$7.88
                                                          ----------       -------------
Outstanding at June 30, 2002 (1,950,565 exercisable) ..    2,451,875       $ 0.15--$7.88

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

                                                                        June 30,
                                                      -----------------------------------------
                                                          2002            2001           2000
                                                          ----            ----           ----
                                                        (in thousands, except per share data)
Net loss applicable to common shareholders:
     As reported ..................................   $  (5,917)      $ (19,234)      $  (2,245)
     Pro forma ....................................      (6,650)        (19,188)         (3,601)
Net loss per share:
     As reported ..................................   $   (0.32)      $   (1.32)      $   (0.16)
     Pro forma ....................................       (0.33)          (1.32)          (0.26)

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

   Information with respect to options outstanding at June 30, 2002 is as follows:

                                                                  Weighted Average
                                                  Weighted          Remaining            Number of
Exercise Price Per Share         Shares           Average        Contractual Life      Vested Shares
                                              Exercise Price
$  0.15--$ 1.63                1,293,000            $1.14             7.4                1,087,948
$  1.90--$ 3.00                  142,000             2.62             6.9                   92,177
$  3.08--$ 3.88                  432,000             3.75             7.5                  255,938
$  4.00--$ 7.88                  584,875             4.65             7.2                  514,500
                              ----------                                                ----------
Total                          2,451,875            $2.46             7.2                1,950,563
                              ==========        =========        ========               ==========

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

8.   INCOME TAXES:

   As of June 30, 2002, the Company had approximately $27,000,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards begin to expire in 2009. As of June 30, 2002, a full valuation allowance has been provided on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset as a result of the operating losses incurred to date.

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

                                                              (in thousands)
                                                              --------------
             Year Ending June 30,
                  2003 ....................................       $ 360
                  2004 ....................................         258
                                                                -------
                                                                  $ 618
                                                                =======

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

                                                                                  Speech
                                                          Voice-Based           Compression
                                                           Products             Technologies
                                                            Segment               Segment               Total
                                                      -------------------    -----------------    ----------------
                                                             2002                  2002                2002
                                                             ----                  ----                ----
       Revenues ....................................    $      4,233         $       268          $     4,501
       Loss from operations ........................          (2,967)             (1,087)              (4,054)
       Depreciation and amortization ...............           1,526                  43                1,569
       Identifiable assets .........................           2,048               1,143                3,191

                                                              2001                 2001                2001
                                                              ----                 ----                ----
       Revenues                                         $      1,195         $       850          $     2,045
       Loss from operations ........................         (17,615)               (101)             (17,716)
       Depreciation and amortization ...............           4,308                 105                4,413
       Asset impairment charge .....................           4,902                  --                4,902
       Identifiable assets .........................           1,232               4,581                5,813

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

11.  SUBSEQUENT EVENTS (UNAUDITED):

     Pursuant to the terms of the August 2000 Series B Preferred Transaction (see Note 4), Castle Creek elected to convert additional shares of Series B Preferred into shares of common stock. Each share of Series B Preferred, plus the applicable dividend, converted in to a number of common shares at a conversion price of $0.16 per share. The following table details the subsequent conversions:


                                                          Shares
                                        ----------------------------------------

                                           Series B
              Date                         Preferred                Common
              --------                  ---------------  -----------------------

              July 8, 2002                    50                    312,500
              July 22, 2002                   50                    312,500
              August 7, 2002                  50                    312,500
              September 13, 2002              50                    312,500
              October 13, 2002                43                    273,851

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

     On April 18, 2003, Voxware executed the Series D Purchase Agreement, pursuant to which the Company agreed to sell shares of its Series D Stock, warrants to purchase shares of Series D Stock and warrants to purchase shares of Common Stock, for an aggregate purchase price of $5,600,000. Closing of this financing is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company's capital stock, to be voted on by Common Stockholders at the Company's annual meeting of stockholders.

     In connection with the Series D Purchase Agreement, the Company and Castle Creek have executed a Settlement Agreement and Mutual Release pursuant to which the lawsuit filed by Castle Creek against the Company in the United States District Court for the District of Delaware on February 13, 2003 with respect to the Company's failure to redeem its Series B Stock will be dismissed upon the consummation of the financing and payment to Castle Creek of the consideration described in the Exchange Agreement entered into between the Company and Castle Creek on April 18, 2003. Such Exchange Agreement provides that, upon the consummation of the financing:

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

       Closing of the transactions contemplated by the Series D Purchase Agreement, including those transactions contemplated by the Exchange Agreements, is subject to and contingent upon, among other things, customary closing conditions and the approval of the recapitalization of the Company's capital stock, to be voted on by Common Stockholders at the Company's annual meeting of stockholders.

       On May 7, 2003, the Company completed a facility line of credit with Silicon Valley Bank. The maximum amount that can be drawn on the line of credit is $250,000. The amount available to the Company is subject to a borrowing base consisting of 80% of the Company's eligible accounts receivable. This line of credit matures on May 6, 2004. The facility bears interest at prime plus 2% per annum and a handling fee of 0.25% of the monthly gross purchased accounts receivable balance. The line of credit is secured by the Company's eligible accounts receivable and inventory, up to $250,000.

12. RESTATEMENT:

       Subsequent to the issuance of the original 10-K for the fiscal year ended June 30, 2002, management determined that certain amounts contained in the 2002 financial statements should be restated to reflect the correction of errors made in 2002. The effects of these restatements are as follows (in thousands, except per share data):

                                                                                  As Previously
                              Description                                            Reported          As Restated
------------------------------------------------------------------------        ----------------    ----------------
Balance Sheet:

   Accounts payable and accrued expenses                                 (1)    $          2,080    $          2,021
                                                                                ================    ================
   Series C mandatorily redeemable convertible preferred stock           (2)    $          1,299    $          1,442
                                                                                ================    ================
Stockholders' Deficit:
   Additional paid-in capital                                          (1)(2)   $         44,338    $         44,296
                                                                                ================    ================
   Accumulated deficit                                                 (1)(2)   $         47,834    $         47,876
                                                                                ================    ================
   Total stockholders' deficit                                         (1)(2)   $          3,475    $         3,559
                                                                                ================    ================
Statement of Operations:
   Accretion of preferred stock to redemption value                      (2)    $          1,749    $          1,842
                                                                                ================    ================
   Warrants issued to preferred stockholders treated as a dividend       (3)    $            480    $              -
                                                                                ================    ================
   Net loss applicable to common stockholders                         (1)(2)(3) $          6,304    $          5,917
                                                                                ================    ================
   Basic and diluted net loss applicable to common stockholders                 $           0.34    $           0.32
                                                                                ================    ================

                  (1) The Company did not properly record the accrued financing costs associated with the Series C mandatorily convertible redeemable convertible preferred stock.

                  (2) The Company did not properly record the additional
                      issuance of Series C mandatorily redeemable preferred stock in exchange for Series B mandatorily redeemable convertible preferred stock, offset in part by accretion associated with such transaction.

                  (3) The Company incorrectly presented this amount in their original Form 10-K filed on October 14, 2002.