Form 10-K/A
period 2003-06-30
VOXWARE INC
filed 2003-10-23
CIK 933454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K as amended by Form 10-K/A.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,124,129 as of December 31, 2002, based upon the closing sale price of the common stock as quoted on the Nasdaq OTC Bulletin Board. This amount excludes an aggregate of 107,702 shares of common stock held by executive officers, directors and by each individual and entity that owns 5% or more of the common stock outstanding at June 30, 2003. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of October 3, 2003 was 31,946,875.

VOXWARE, INC.

ANNUAL REPORT ON FORM 10-K AS AMENDED BY FORM 10-K/A

For Fiscal Year Ended June 30, 2003

PART I

This Annual Report on Form 10-K as amended by Form 10-K/A contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management, as well as assumptions made by and the information currently available to our management. When used in this Annual Report, the words “estimate, “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this annual report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent circumstances, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this Annual Report, or to reflect the occurrence of unanticipated events. You should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

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

This Annual Report on Form 10-K as amended by Form 10-K/A also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-K as amended by Form 10-K/A.

If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. As of June 30, 2003, we had an accumulated deficit of $57,346,000. If we continue to incur operating losses and fail to consistently be a profitable company, we may be unable to continue our operations. In addition, we expect to continue to incur net losses in at least the near term quarters. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

The selected statement of operations data for the years ended June 30, 2002 and 2003, and the selected balance sheet data as of June 30, 2002 and 2003, have been derived from the financial statements of the Company, which have been audited by WithumSmith+Brown, P.C., independent certified public accountants, and which financial statements are included elsewhere in this Annual Report on Form 10-K as amended by Form 10-K/A. The selected statement of operations data for the year ended June 30, 2001, and the selected balance sheet data as of June 30, 2001, have been derived from the financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, and which financial statements are included elsewhere in this Annual Report on Form 10-K as amended by Form 10-K/A. The selected statements of operations data for the fiscal years ended June 30, 1999 and 2000, and the balance sheet data as of June 30, 1999 and 2000, have been derived from the Company’s audited financial statements not included herein. The selected statement of operations data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K as amended by Form 10-K/A.

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

Net Gain on Extinguishment of Certain Liabilities

Due to severe cash flow problems experienced during fiscal year 2003, we entered into two extinguishment of debt arrangements with two creditors and with all existing holders of our Convertible Debentures Notes. As a result, we recorded a net gain on extinguishment of certain liabilities of $447,000 during the year ended June 30, 2003.

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

Net cash provided from operating activities totaled $277,000 for fiscal 2003, primarily consisting of net loss of $1,571,000, an increase of $1,470,000 in accounts payables and accrued expenses, $447,000 of non-cash gains on extinguishments of certain liabilities, as well as an increase of $569,000 in accounts receivable, and amortization and depreciation of $1,019,000. Cash of $1,897,000 and $7,109,000 was used to fund operations for the years ended June 30, 2002 and 2001, respectively. Cash used in operating activities for fiscal 2002 primarily consists of the net loss of $3,993,000, offset by amortization and depreciation of $1,569,000. Cash used in operating activities in 2001 primarily consists of the net loss of $15,669,000 and the gain on the write-down of warrants, sale of tax loss carryforwards and assets of $784,000, $279,000 and $750,000, respectively, offset by amortization and depreciation of $4,413,000, stock-based compensation expense of $15,000 and the asset impairment charge of $4,902,000.

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

The financial statements and supplementary data required by this Item are included in this Annual Report on Form 10-K as amended by Form 10-K/A beginning on page F-1.

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

List of documents filed as part of this Annual Report on Form 10-K as amended by Form 10-K/A:

1. FINANCIAL STATEMENTS. The financial statements listed in the accompanying Index to Financial Statements appearing on page F-1 are filed as part of this Annual Report on Form 10-K as amended by Form 10-K/A.

2. FINANCIAL STATEMENT SCHEDULES. The financial statements schedules listed in the accompanying Index to Consolidated Financial Statements appearing on page F-1 are filed as part of this Annual Report on Form 10-K as amended by Form 10-K/A and should be read in conjunction with the financial statements, and related notes thereto, of the Company.

3. EXHIBITS. The following is a list of Exhibits filed as part of this Annual Report on Form 10-K as amended by Form 10-K/A. Where so indicated by footnote, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

(a) Exhibit No.

2.1	Asset Purchase Agreement dated as of February 4, 1999 by and between Ascend Communications, Inc. and Voxware, Inc.**(1)
2.2	Acquisition Agreement by and among Voxware, Inc., Verbex Acquisition Corporation and Verbex Voice Systems, Inc. dated as of February 4, 1999.**(1)
2.3	Acquisition Agreement dated as of April 4, 2000 by and among Voxware, Inc., Verbex Acquisition Corporation and InRoad, Inc.**(3)
3.1	Amended and Restated Certificate of Incorporation*(2)
3.2	Amended and Restated Bylaws.**(2)
4.1	Form of Warrant issued to InRoad, Inc.**(3)
4.2	Warrant issued to Stratos Product Development, LLC.**(3)
4.3	Stock restriction and registration rights agreement, dated April 4, 2000 among Voxware, Inc., Verbex Acquisition Corporation, InRoad, Inc. and Stratos Product Development LLC.**(3)
4.4	Form of Warrant issued to Institutional Finance Group, Inc., dated August 15, 2000.**(9)
4.5	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2003).**(11)
4.6	Form of Common Stock Purchase Warrant to be issued to Voxware, Inc.’s financial advisor (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 21, 2003).**(11)
4.7	Form of Series D Convertible Preferred Stock Purchase Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 21, 2003).**(11)
10.1	Voxware, Inc. 1994 Stock Option Plan.**(2)
10.2	Form of Voxware, Inc. Stock Option Agreement.**(2)
10.3	Form of Indemnification Agreement.**(2)
10.4	Securities Purchase Agreement, dated as of August 10, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)
10.5	Registration Rights Agreement, dated as of August 15, 2000 by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)
10.6	Silicon Valley Bank Accounts Receivable Purchase Agreement (Attached as an exhibit thereto).**(12)
10.7	Technology Transfer Agreement Effective May 19, 1995, between Suat Yeldener Ph.D. and Voxware, Inc.**(2)
10.8	Securities Purchase Agreement, dated as of April 19, 2001, by and between the Company and Castle Creek Technology Partners, LLC, together with the form of Additional Share Warrant as an exhibit thereto.**(7)
10.9	Registration Rights Agreement, dated as of April 19, 2001, by and between the Company and Castle Creek Technology Partners, LLC, together with the form of Remedy Warrant as an exhibit thereto.**(7)
10.10	The Company’s 1998 Stock Option Plan for Outside Directors.**(8)
10.11	Plan to Pay Non-Employee Directors an Annual Retainer.**(8)
10.12	1996 Employee Stock Purchase Plan.**(2)
10.13	Loan Modification Agreement dated May 9, 2000 between Silicon Valley Bank and the Company.**(3)
10.14	Employment Agreement dated August 13, 1998, with Bathsheba J. Malsheen.**(5)
10.15	Employment Agreement dated August 13, 1998, with Nicholas Narlis.**(5)
10.16	Series D Convertible Preferred Stock Purchase Agreement by and among Voxware, Inc. and the Purchasers listed on the signature pages thereto, dated as of April 16, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 21, 2003).**(11)
10.17	Exchange Agreement by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, dated as of April 16, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 21, 2003).**(11)

10.18	Exchange Agreement by and among Voxware, Inc. and certain holders of its Series C Convertible Preferred Stock, dated as of April 16, 2003 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 21, 2003).**(11)
10.19	Exchange Agreement by and among Voxware, Inc., Creafund n.v., Avvision BVBA, BVBA Com[2]Wizards, Eurl Val D’Auso and Wim Deneweth, dated as of April 16, 2003 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 21, 2003).**(11)
10.20	Settlement Agreement by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, dated as of April 16, 2003 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 21, 2003).**(11)
10.21	Investor Rights Agreement by and between Voxware, Inc. and the Investors listed on the signature pages thereto dated as of June 27, 2003**(13)
10.22	Stockholders Agreement by and between Voxware, Inc. and the Holders and Investors listed on Schedule 1 thereto, dated as of June 27, 2003.**(13)
10.23	Silicon Valley Bank Accounts Receivable Purchase Agreement.**(12)
10.24	Amendment to Employment Agreement dated June 27, 2003, with Bathsheba J. Malsheen.**(13)
10.25	Amendment to Employment Agreement dated June 27, 2003, with Nicholas Narlis.**(13)
10.26	The Company’s 2003 Stock Option Plan.**(13)
10.27	Form of the Company’s Stock Option Agreement.**(13)
10.28	KBC Bank Credit Agreement**(13)
21.1	Subsidiaries of Voxware, Inc.**(13)
23.1	Consent of WithumSmith+Brown, P.C.**(13)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**(13)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**(13)
32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**(13)
32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**(13)

*	Filed herewith.
**	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:
(1)	Filed in connection with the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 1998.
(2)	Filed in connection with Registration Statement on Form S-1 (File Number 33-08393).
(3)	Filed in connection with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000.
(4)	Filed in connection with the Company’s current report on Form 8-K that was filed on August 16, 2000.
(5)	Filed in connection with the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1998.
(6)	Filed in connection with the Company’s registration statement on Form S-2 (File Number 33-68646).
(7)	Filed in connection with the Company’s current report on Form 8-K that was filed on April 20, 2001.
(8)	Filed in connection with the Company’s registration statement on Form S-8 (File Number 33-33342).
(9)	Filed in connection with the Company’s registration statement on Form S-3 (File Number 33-51358).
(10)	Filed in connection with the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2002.
(11)	Filed in connection with the Company’s report on Form 8-K that was filed on April 17, 2003.
(12)	Filed in connection with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003.
(13)	Filed in connection with the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2003.

4.	REPORTS ON FORM 8-K.

Current report of form 8-K filed April 21, 2003 (relating to the Series D Private Placement of the Company’s securities with various accredited investors).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2003

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

/s/ WithumSmith+Brown, P.C.

Princeton, New Jersey

October 3, 2003, except for Note 18 which is dated October 21, 2003

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

Arthur Andersen LLP

Princeton, New Jersey

September 28, 2001

Voxware, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	(Restated) 2003	2002
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$356	$6
Cash held in attorney’s escrow account	3,891	—
Accounts receivable, net of allowance for doubtful accounts of $73,000 and $94,000 at June 30, 2003 and 2002, respectively	2,539	1,315
Inventory, net	815	678
Prepaid expenses and other current assets	267	82

Total current assets	7,868	2,081
Property and equipment, net	187	297
Goodwill	1,039	—
Intangible assets, net	—	769
Other assets, net	34	44

	$9,128	$3,191

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$28	$—
Accounts payable and accrued expenses	3,747	2,021
Deferred revenues	616	387

Total current liabilities	4,391	2,408
Long-term debt, net of current maturities	38	—
Series B mandatorily redeemable convertible preferred stock (liquidation value $2,894 at June 30, 2002)	—	2,900
Series C mandatorily redeemable convertible preferred stock (liquidation value $1,839 at June 30, 2002)	—	1,442

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 865,000,000 shares and 10,000,000 shares authorized as of June 30, 2003 and 2002, respectively:
7% cumulative Series D convertible preferred stock ($7,283 aggregate liquidation preference); 485,267,267 shares issued and outstanding at June 30, 2003	485	—
Series B convertible preferred stock; 1,766.619 shares issued and outstanding at June 30, 2003	—	—
Common stock, $.001 par value, 1,035,000,000 shares and 180,000,000 shares authorized as of June 30, 2003 and 2002, respectively; 28,210,919 and 21,573,860 shares issued and outstanding as of June 30, 2003 and 2002, respectively	28	21
Additional paid-in capital	64,754	44,296
Accumulated deficit	(57,346)	(47,876)
Deferred employee compensation	(3,220)	—
Accumulated other comprehensive loss	(2)	—

Total stockholders’ equity (deficit)	4,699	(3,559)

	$9,128	$3,191

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended June 30,
	(Restated) 2003	2002	2001
	(In thousands, except per share data)
Revenues:
Product revenues:
Product sales	$4,328	$2,994	$1,020
License fees	2,350	389	336
Royalties and maintenance revenues	643	233	387

Total product revenues	7,321	3,616	1,743
Service revenues	1,285	885	302

Total revenues	8,606	4,501	2,045

Cost of revenues:
Cost of product revenues	3,528	1,997	1,185
Cost of service revenues	597	420	348

Total cost of revenues	4,125	2,417	1,533

Gross profit	4,481	2,084	512

Operating expenses:
Research and development	2,079	1,728	3,317
Sales and marketing	1,310	1,166	3,263
General and administrative	1,787	1,946	2,647
Amortization of purchased intangibles	774	1,298	4,099
Asset impairment charge	—	—	4,902

Total operating expenses	5,950	6,138	18,228

Operating loss	(1,469)	(4,054)	(17,716)
Interest expense	(239)	—	—
Other income, net	38	11	234
Adjustment of warrants to fair value	—	23	784
Gain on sale of tax loss carryforwards	18	27	279
Gain on sale of assets	—	—	750
Equity loss in investee prior to acquisition	(366)	—	—
Net gain on extinguishment of certain liabilities	447	—	—

Net loss	(1,571)	(3,993)	(15,669)
Accretion of preferred stock and warrants to redemption value	(934)	(1,842)	(652)
Amortization of beneficial conversion features on mandatorily redeemable preferred stock to redemption value	(115)	(82)	(2,913)
Beneficial conversion feature-Series D convertible preferred stock	(6,845)	—	—
Benefit from extinguishment of mandatorily redeemable preferred stock	2,642	—	—
Dividends—Series D convertible preferred stock	(4)	—	—

Net loss applicable to common stockholders	$(6,827)	$(5,917)	$(19,234)

Net loss per share applicable to common stockholders—basic and diluted	$(0.28)	$(0.32)	$(1.32)

Weighted average number of shares used in computing net loss per common share—basic and diluted	24,399	18,575	14,517

The accompanying notes are an integral part of these statements.

Voxware, Inc and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series D Preferred		Series B Preferred		Common		Additional Paid-In Capital	Deferred Employee Compensation	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2000	—	$—	—	$—	14,295,777	$14	$38,730	$(141)	$(2)		$(22,548)	$16,053
Directors’ stock-based compensation expense					34,483		10					10
Conversion of Series A mandatorily redeemable preferred stock					726,427	1	246				(4)	243
Sale of common stock					714,000	1	227					228
Beneficial conversion feature treated as a dividend							2,913				(2,913)	—
Warrants granted as finders fee for sale of Series A mandatorily redeemable preferred stock							79					79
Accretion of preferred stock to redemption value											(652)	(652)
Repurchase of Series A mandatorily redeemable preferred stock											(14)	(14)
Amortization of deferred compensation								5				5
Option grants to consultants							(135)	135				—
Comprehensive Income (loss):
Net income (loss)										$(15,669)	(15,669)	(15,669)
Realized loss on available-for-sale securities									2	2		2

Comprehensive income (loss)										$(15,667)

Balance, June 30, 2001	—	—	—	—	15,770,687	16	42,070	(1)	—		(41,800)	285
Directors’ stock-based compensation expense								1				1
Amortization of beneficial conversion feature											(82)	(82)
Conversion of Series A mandatorily redeemable preferred stock into common stock					316,576		91					91
Conversion of Series B mandatorily redeemable preferred stock into common stock					2,433,149	2	395					397
Conversion of Series C mandatorily redeemable preferred stock into common stock					202,792		25					25
Cashless exercise of warrants into common stock in exchange for Series B mandatorily redeemable preferred stock					2,142,000	2	275					277
Proceeds from exercise of warrants into common stock					708,656	1	7					8
Beneficial conversion feature of Series C mandatorily redeemable preferred stock							349					349
Accretion of preferred stock to redemption value											(1,842)	(1,842)
Contractual adjustment of Series B mandatorily redeemable redemption value							609					609
Fair value of warrants issued in connection with Series C mandatorily redeemable preferred stock							350					350
Other equity transactions							125				(159)	(34)
Comprehensive income (loss):
Net income (loss)										$(3,993)	(3,993)	$(3,993)
Realized loss on available-for-sale securities										—		—

Comprehensive income (loss)										$(3,993)

Balance, June 30, 2002	—	—	—	—	21,573,860	21	44,296	—	—		(47,876)	(3,559)
Amortization of beneficial conversion feature											(116)	(116)
Issuance of stock options to employees and directors							3,272	(3,272)				—
Amortization of deferred employee compensation								52				52
Beneficial conversion feature treated on Series D treated as a dividend							6,845				(6,845)	—
Conversion of Series B mandatorily redeemable preferred stock into common stock					5,523,851	6	878					884
Conversion of Series C mandatorily redeemable preferred stock into common stock					385,935		49					49
Cashless exercise of warrants into common stock in exchange for Series B mandatorily redeemable preferred stock					727,273	1	—					1
Repurchase of Series B mandatorily redeemable preferred stock for cash-less exercise of warrants into common stock							84					84
Beneficial conversion feature of subordinated debenture							190					190
Accretion of mandatorily redeemable preferred stock to redemption value											(934)	(934)
Issuance of Series D preferred stock for cash, net of transaction costs	373,333,333	373					4,800					5,173
Exchange of Series B mandatorily redeemable preferred stock for Series B preferred stock and benefit from extinguishment			1,767	—			1,602					1,602
Exchange of Series C mandatorily redeemable preferred stock for Series D preferred stock and benefit from extinguishment	61,933,934	62					2,031					2,093
Exchange of debenture notes for Series D preferred stock	20,000,000	20					280					300
Issuance of Series D preferred stock to acquire Voxware, n.v.	30,000,000	30					420					450
Dividends— Series D convertible preferred stock											(4)	(4)
Warrants granted as a credit facility fee							7					7
Comprehensive income (loss):
Net loss										$(1,571)	(1,571)	(1,571)
Foreign currency translation adjustment									(2)	(2)		(2)

Comprehensive income (loss)										$(1,573)

Balance, June 30, 2003 (Restated)	485,267,267	485	1,767	—	28,210,919	$28	$64,754	$(3,220)	$(2)		$(57,346)	$4,699

Voxware, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended June 30,

	(Restated) 2003	2002	2001
Operating Activities:
Net loss	$(1,571)	$(3,993)	$(15,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,019	1,569	4,413
Provision for doubtful accounts	18	—	—
Accrued interest on note receivable from investee	27	—	—
Amortization of debt discount on debenture notes	185	—	—
Equity loss in investee prior to acquisition	366	—	—
Gain on write-down of warrants to fair value	—	(23)	(784)
Net gain on extinguishments of certain liabilities	(447)	—	—
Loss on disposal of equipment	—	15	—
Gain on sale of tax loss carryforwards	(18)	(27)	(279)
Gain on sale of assets	—	—	(750)
Amortization of deferred employee compensation	52	1	15
Asset impairment charge	—	—	4,902
Warrant granted for a credit facility fee	7	—	—
Other, net	3	(1)	—
Changes in assets and liabilities, net of effects from acquired company:
Accounts receivable	(569)	(466)	133
Inventory	226	420	(9)
Prepaid expenses and other current assets	(42)	278	(113)
Other assets, net	10	234	107
Accounts payable and accrued expenses	1,470	278	745
Deferred revenues	(459)	(182)	374
Deferred rent	—	—	(194)

Net cash provided from (used in) operating activities	277	(1,897)	(7,109)
Investing activities:
Cash held in attorney’s escrow account	(3,891)	—	—
Advances and initial equity investment in investee	(268)	—	—
Proceeds from sales and maturities of short-term investments	—	17	2,707
Purchases of property and equipment	(75)	—	(456)
Proceeds from sale of tax loss carryforwards	18	27	279
Proceeds from sale of assets	—	—	750

Net cash (used in) provided from investing activities	(4,216)	44	3,280
Financing activities:
Proceeds from short-term borrowings	244	50	—
Proceeds from exercise of warrants into common stock	—	8	—
Retirement of Series B mandatorily redeemable preferred stock	—	(100)	—
Proceeds from private placement of common stock and warrants	—	—	276
Proceeds from issuance of Series A mandatorily redeemable preferred stock and warrants, net	—	—	3,660
Proceeds from issuance of Series C mandatorily redeemable preferred stock and warrants, net	—	1,424	—
Proceeds from issuance of Series D mandatorily redeemable preferred stock and warrants, net	5,173	—	—
Repayment of short-term borrowings	(513)	(50)	(48)
Other financing expenses	35	—	—
Other equity transactions	—	(34)	—
Payment to holder of Series B mandatorily redeemable preferred stock	(650)	—	—

Net cash provided from financing activities	4,289	1,298	3,888

Increase (decrease) in cash and cash equivalents	350	(555)	59
Cash and cash equivalents, beginning of year	6	561	502

Cash and cash equivalents, end of year	356	6	561
Short-term investments, end of year	—	—	17

Cash, cash equivalents and short-term investments, end of year	$356	$6	$578

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Conversion of Series A mandatorily redeemable preferred stock into common stock	$—	$91	$247

Exchange of Series A mandatorily redeemable preferred stock for Series B preferred stock	$—	$3,231	$—

Conversion of Series A mandatorily redeemable preferred stock into common stock	$—	$85	$—

Conversion of Series B mandatorily redeemable preferred stock into common stock	$884	$397	$—

Exchange of Series B mandatorily redeemable preferred stock for Series C preferred stock	$—	$200	$—

Repurchase of Series B mandatorily redeemable Preferred Stock for cash-less exercise of warrants into common stock	$84	$—	$—

Conversion of Series C mandatorily redeemable preferred stock into common stock	$49	$25	$—

Cash-less exercise of warrants into common stock to repurchase Series B mandatorily redeemable preferred stock	$—	$277	$—

Warrant to acquire common stock for finders fee	$—	$—	$79

Beneficial conversion feature on Series B mandatorily redeemable preferred stock treated as a dividend	$—	$—	$2,913

Beneficial conversion feature on Series C mandatorily redeemable preferred stock	$—	$349	$—

Beneficial conversion feature on Series D Preferred stock treated as a dividend	$6,845	$—	$—

Exchange of Series B mandatorily redeemable preferred stock for Series B preferred stock	$124	$—	$—

Exchange of Series C mandatorily redeemable preferred stock for Series D preferred stock	$929	$—	$—

Exchange of debenture notes for Series D preferred stock	$300	$—	$—

Issuance of debenture notes in exchange for a note receivable from investee	$296	$—	$—

Exchange of accounts receivable billed to investee for additional interest in investee	$218	$—	$—

Accrued dividends on Series D convertible preferred stock	$4	$—	$—

Fair Value of Series D preferred stock issued to acquire Voxware n.v. and recorded equity method interest in Voxware, n.v. prior to acquisition	$904	$—	$—

The accompanying notes are an integral part of these financial statements.

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

On June 27, 2003, the holder of the Series B Mandatorily Redeemable Stock relinquished certain rights, including relinquishing their rights to receive $176,000 of accrued dividends and eliminating in perpetuity their right to a mandatorily redeemable maturity date, for $650,000 in cash. As of June 27, 2003, all 1,766.619 outstanding shares of Series B Mandatorily Redeemable Stock, valued at $2,126,000, became Series B Convertible Preferred Stock (“Series B Preferred Stock”). The holder of the Company’s Series B preferred stock can convert these 1,766.619 outstanding shares of Series B into a total of 8,250,000 shares of common stock at a fixed conversion price of $0.21413527 per share. The Company’s exchange of the 1,766.619 shares of Series B is convertible into 8,250,000 shares of common stock was valued at $124,000 in the accompanying consolidated financial statements using the fair value of $0.015 per share. The Company recorded a benefit from extinguishment of the mandatorily redeemable preferred stock of $1,478,000, including $50,000 of transaction costs related to this exchange.

As of June 27, 2003, all 1,795 outstanding shares of Series C Mandatorily Redeemable Stock, valued at $2,079,000, were exchanged for an aggregate of 61,933,934 shares of Series D Preferred Stock. The holder of the Series C Mandatorily Redeemable Stock also relinquished certain rights, including relinquishing their rights to receive common stock warrants valued at $14,000. and eliminating in perpetuity their right to a mandatorily redeemable maturity date. The Company’s issuance of the 61,933,934 shares of Series D Preferred Stock was valued at $929,000 in the accompanying consolidated financial statements using the fair value of $0.015 per share. The Company recorded a benefit from extinguishment of the mandatorily redeemable preferred stock of $1,164,000 related to this exchange.

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

Due to the severe cash flow problems experienced by the Company during fiscal year 2003, the Company entered into two extinguishment of debt arrangements with two creditors and with all existing holders of the Company’s Convertible Debentures Notes. As a result, the Company recorded a net gain on extinguishment of certain liabilities of $447,000 during the year ended June 30, 2003. The table below sets forth certain financial information regarding the corresponding gains (losses) which are included as part of the “Net gain on extinguishment of certain liabilities” in the accompanying consolidated financial statements (in thousands):

	Gain on Extinguishment of Debt Transactions	Gain (Loss) on Troubled Debt Restructuring Transactions	Net Gain on Extinguishment
Accounts payable and accrued expenses (see Note 7)	$466	$—	$466
Debentures (see Note 9)	—	(19)	(19)

	$466	$(19)	$447

14.	INCOME TAXES:

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

A reconciliation of the tax benefit computed by multiplying pre-tax accounting loss by the statutory Federal income tax rate of 34% is as follows (in thousands):

	June 30,
	2003	2002	2001
Income tax benefit computed at statutory rate	$(534)	$(1,357)	$(5,323)
Changes in expected tax resulting from:
Change in valuation allowance	483	1,471	3,384
Other	51	(114)	1,944

Total	$—	$—	$—

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

18.    RESTATEMENT:

Subsequent to the issuance of the original 10-K for the fiscal year ended June 30, 2003, management determined that certain amounts contained in the 2003 financial statements should be restated to reflect the correction of errors made in 2003. The effects of these restatements are as follows (in thousands, except per share data):

Description	As Previously Reported	As Restated *
Stockholders’ equity (deficit):
Additional paid-in capital	$62,112	$64,754

Accumulated deficit	$54,704	$(57,346)

Total stockholders’ equity	$4,699	$4,699

Statements of Operations:
Net gain on extinguishment of certain liabilities	$3,089	$447

Net income (loss)	$1,071	$(1,571)

Benefit from extinguishment of mandatorily redeemable preferred stock	$—	$2,642

Net loss applicable to common stockholders	$(6,827)	$(6,827)

*	The Company did not properly record the benefit from extinguishment of Series B and Series C Mandatorily Redeemable Stock. As restated, this benefit is included as additional paid-in capital. Previously, the Company reported this benefit as a component of net gain on extinguishment of certain liabilities.

19.	SUBSEQUENT EVENT (UNAUDITED):

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

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included in this Annual Report on Form 10-K as amended by Form 10-K/A.