Form 10-Q
period 2003-09-30
VOXWARE INC
filed 2003-11-19
CIK 933454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 17, 2003
Common Stock, $.001 par value	32,788,922

VOXWARE, INC.

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Voxware,” “Company,” “we,” “us” and “our” in this Form 10-Q refer to Voxware, Inc. and its subsidiaries unless the context requires otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Voxware, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2003	2002
	(In thousands, except per share data)
Revenues:
Product revenues:
Product sales	$1,046	$679
License fees	708	457
Royalties and maintenance revenues	248	107

Total product revenues	2,002	1,243
Service revenues	261	329

Total revenues	2,263	1,572

Cost of revenues:
Cost of product revenues	948	425
Cost of service revenues	364	170

Total cost of revenues	1,312	595

Gross profit	951	977

Operating expenses:
Research and development	705	438
Sales and marketing	870	234
General and administrative	709	396
Amortization of purchased intangibles	—	325

Total operating expenses	2,284	1,393

Operating loss	(1,333)	(416)
Interest expense	(10)	—
Other expense, net	(20)	2
Adjustment of warrants to fair value	—	(1)

Net loss	(1,363)	(415)
Accretion of preferred stock and warrants to redemption value	—	(267)
Beneficial conversion feature treated as a dividend	—	(34)
Dividends—Series D convertible preferred stock	(129)	—

Net loss applicable to common stockholders	$(1,492)	$(716)

Net loss per share applicable to common stockholders—basic and diluted	$(0.05)	$(0.03)

Weighted average number of shares used in computing net loss per common share—basic and diluted	30,551	21,766

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	June 30,
	2003	2003
	(unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,749	$356
Cash held in attorney’s escrow account	—	3,891

Accounts receivable, net of allowance for doubtful accounts of $134,000 and $73,000 at September 30, 2003 and June 30, 2003, respectively	2,395	2,539
Inventory, net	895	815
Prepaid expenses and other current assets	163	267

Total current assets	5,202	7,868

Property and equipment, net	273	187
Goodwill	1,039	1,039
Other assets, net	35	34

	$6,549	$9,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$291	$—
Current portion of long-term debt	28	28
Accounts payable and accrued expenses	2,593	3,747
Deferred revenues	296	616

Total current liabilities	3,208	4,391

Long-term debt, net of current maturities	33	38

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 865,000,000 shares authorized as of September 30, 2003 and June 30, 2003:
7% cumulative Series D convertible preferred stock ($7,412 and $7,283 aggregate liquidation preference at September 30, 2003 and June 30, 2003, respectively); 485,267,267 shares issued and outstanding at September 30, 2003 and June 30, 2003	485	485
Series B convertible preferred stock; 966.619 and 1,766.619 shares issued and outstanding at September 30, 2003 and June 30, 2003, respectively	—	—
Common stock, $.001 par value, 1,035,000,000 shares authorized as of September 30, 2003 and June 30, 2003; 31,946,875 and 28,210,919 shares issued and outstanding as of September 30, 2003 and June 30, 2003, respectively	32	28
Additional paid-in capital	64,641	64,754
Accumulated deficit	(58,838)	(57,346)
Deferred employee compensation	(3,017)	(3,220)
Accumulated other comprehensive gain (loss)	5	(2)

Total stockholders’ equity	3,308	4,699

	$6,549	$9,128

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2003	2002
	(in thousands)
Operating activities:
Net loss	$(1,363)	$(415)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	67	398
Provision for doubtful accounts	102	33
Gain on write-down of warrants to fair value	—	1
Amortization of deferred employee compensation	203	—
Changes in operating assets and liabilities:
Accounts receivable	42	121
Inventory	(80)	150
Prepaid expenses and other current assets	104	9
Other assets, net	(1)	(10)
Accounts payable and accrued expenses	(1,283)	(233)
Deferred revenues	(320)	9

Net cash (used in) provided by operating activities	(2,529)	63

Investing activities:
Cash released from attorney’s escrow account	3,891	—
Purchase of property and equipment	(153)	—

Net cash provided from investing activities	3,738	—

Financing activities:
Proceeds from short-term borrowings	291	—
Repayment of long-term debt	(5)	—
Other financing expenses, in connection with the issuance of Series D Preferred Stock	(109)	—

Net cash provided from financing activities	177	—

Effect of foreign currency exchange rate on changes in cash	7	—

Increase in cash and cash equivalents	1,393	63
Cash and cash equivalents, beginning of period	356	6

Cash and cash equivalents, end of period	$1,749	$69

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$6	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Accretion of preferred stock to redemption value	$—	$267

Conversion of Series B mandatorily redeemable preferred stock into common stock	$—	$200

Beneficial conversion feature on Series B mandatorily redeemable preferred stock treated as a dividend	$—	$34

Reclassification of preferred stock dividends to accrued liabilities	$—	$28

Exchange of Series B convertible preferred stock into common stock	$4	$—

Accrued dividends on Series D convertible preferred stock	$129	$—

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The consolidated financial statements for Voxware, Inc. and its wholly-owned subsidiaries, Verbex Acquisition Corporation and Voxware n.v. (“Voxware” or the “Company”), as of September 30, 2003 and for the three month periods ended September 30, 2003 and 2002, are unaudited and reflect all adjustments (consisting only of normal adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K as amended by Form 10-K/A for the year ended June 30, 2003.

The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including the Company’s ability to compete in the voice-based logistics market, the budgeting cycles of potential customers, the lengthy sales cycle of the Company’s solution, the volume of and revenues derived from sales of products utilizing our third-party partners network, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, the degree of success of the Company’s efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by the Company or its licensees, and general economic conditions.

Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

2.	LOSS PER SHARE

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS 128”), and Staff Accounting Bulletin, No. 98 (“SAB 98”).

Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share is computed by dividing loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed Preferred Stock conversion in the aggregate amount of 606,514,000 shares and 3,599,000 shares at September 30, 2003 and 2002, respectively, is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending December 15, 2003, to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 will not have a material impact on the Company’s consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 modifies the traditional definition of “liabilities” to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS 150. This new standard is effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning in the first quarter of fiscal 2004. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

4.	STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, using an intrinsic value approach to measure compensation expenses, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”, using a fair value approach.

SFAS 123 established accounting and disclosure requirements using a fair value basis method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Compensation expense charged to operations in the quarters ended September 30, 2003 and 2002 was $203,000 and none, respectively. Deferred employee compensation of $3,017,000 and none as of September 30, 2003 and 2002, respectively, is included in the accompanying consolidated financial statements. In accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 2003 and 2002: risk-free interest rates ranging from 0.00% to 1.75% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 8 years for the options; and expected volatility of 100%. The following table illustrates the effects on net loss applicable to common stockholders and net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended
	September 30,
	2003	2002
	(in thousands, except per share data)
Net loss applicable to common stockholders:
As reported	$(1,492)	$(716)
Add:
Stock-based employee compensation included in net loss	203	—
Less:
Stock-based compensation expense determined under fair-value method for all awards, net of related tax effects	327	108

Pro forma net loss applicable to common stockholders	$(1,616)	$(824)

Net loss per share applicable to common stockholders—basic and diluted
As reported	$(0.05)	$(0.03)

Pro forma	$(0.05)	$(0.04)

5.	SERIES B CONVERTIBLE PREFERRED STOCK

During the three months ended September 30, 2003, the Holder of the Company’s Series B Preferred Stock converted 800 shares into 3,735,956 shares of common stock. As of September 30, 2003, the holder of the Company’s Series B Preferred Stock can convert the remaining 966.619 outstanding shares into a total of 4,514,044 shares of common stock at a fixed conversion price of $0.21413527 per share.

6.	SERIES D CONVERTIBLE PREFERRED STOCK

During the quarter ended September 30, 2003, the Company recorded additional transaction costs totaling $109,000. The Series D Preferred Stock has a 7% dividend payable in cash or equity, at the election of Voxware, and each preferred share is convertible into one share of Voxware common stock at an initial conversion price of $0.015 per share. As of September 30, 2003, the Company accrued dividends totaling $133,000.

In connection with the Private Placement of Series D Preferred Stock, if the Company fails to complete filing of registration statements, as defined in the transaction agreements, certain purchasers can also receive additional common stock warrants to purchase up to 18,666,667 additional shares of common stock at an exercise price of $0.015 per share. Such warrants, if issued, would expire on June 27, 2013.

On June 27, 2003, the Company closed the transactions contemplated by the Series D Preferred Stock Purchase Agreement, including the payment to Castle Creek of $650,000 and the amendment of the terms of the Series B Preferred Stock to delete the dividend, liquidation preference and redemption provisions of the Series B Preferred Stock. On July 17, 2003, a Stipulation of Dismissal With Prejudice was filed in the United States District Court for the District of Delaware, which dismissed the litigation brought by Castle Creek against the Company.

7.	SHORT-TERM BORROWINGS

The Company’s wholly-owned subsidiary, Voxware n.v., maintains a facility line of credit with KBC Bank Roselare. The maximum amount that can be drawn on this line of credit is €250,000. This line of credit is due upon demand. The facility bears interest at 7.10% per annum and a handling fee of 1.50% of the gross advance amounts drawn, and is secured by 30% of Voxware n.v. inventory balances. As of September 30, 2003, there was $291,000 outstanding principal balance on the line of credit.

8.	SEGMENT INFORMATION

The Company is managed in two operating segments: industrial voice-based solutions and speech compression technologies. The voice-based solutions business relates to the Company’s current business focus since the Verbex acquisition. The speech compression technologies business relates to the Company’s business focus prior to the Verbex acquisition. In September 1999, the Company sold substantially all of the assets related to the speech compression business to Ascend. The Company does not expect to proactively market the speech compression technologies in the future, and expects revenues generated from the licensing of the speech compression technologies business to decrease significantly over time.

Costs associated with corporate and administrative overhead expenses are included in the speech compression technologies segment. Intangible assets and goodwill related to the Verbex acquisition, and the amortization of those assets, are included in the industrial voice-based products segment. Business segment information for the three month periods ended September 30, 2003 and 2002 is included in the table below:

	Voice-Based Products Segment 2003	Speech Compression Technologies Segment 2003	Total 2003
	(in thousands)
Revenues	$2,092	$171	$2,263
Operating loss	(1,294)	(39)	(1,333)
Depreciation and amortization	67	—	67
Identifiable assets	6,116	149	6,265

	2002	2002	2002
	(in thousands)
Revenues	$1,451	$121	$1,572
Operating loss	(308)	(108)	(416)
Depreciation and amortization	330	68	398
Identifiable assets	1,527	1,026	2,553

9.	SUBSEQUENT EVENT

Subsequent to September 30, 2003, the Company filed a Form S-2 Registration Statement with the Securities and Exchange Commission to register 552,883,274 shares of common stock.

On October 31, 2003, the Company paid in-kind dividends of $133,000 previously accrued on Series D Preferred Stock for the period June 27, 2003 through September 30, 2003, through the issuance of 842,047 shares of the Company’s common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Statements contained in this Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties.

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

While VoiceLogistics is our primary product and business focus, we also derive revenue from a legacy product line of stationary voice recognition devices, as well as from speech compression technologies that we have licensed. We expect that revenues generated from the licensing of our speech compression technologies will decrease significantly over time.

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

Our voice-based stationary devices, including our VoxSort product line, are sold by our resellers and us as a secondary product line. Our stationary devices generally include only software and hardware components. The software component includes our voice-based VISE technology that is installed on hardware. The hardware component of our stationary devices product line ranges from individual boards to complete workstations. Product sales are comprised of such proprietary hardware and voice-based software. We typically recognize all hardware and software revenues in the period when delivered. We do not presently offer customers or resellers who purchase such stationary device products the option to enter into extended warranties on hardware, or annual maintenance or technical support arrangements with us. Generally, customers contract with resellers for purchases of application software and other professional services.

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

Results of Operations

Three Months Ended September 30, 2003 Versus Three Months Ended September 30, 2002

Revenues

We recorded revenues of $2,263,000 for the three months ended September 30, 2003 compared to revenues of $1,572,000 for the three months ended September 30, 2002. The $691,000 (44%) increase in total revenues reflects an increase in product sales, license fees, royalties and maintenance revenues, offset by a decrease in service fees. During the three months ended September 30, 2003, we recognized $2,092,000 (92%) of total revenue from the sale of voice-based solution products compared to $1,451,000 (92%) of total revenues during the three months ended September 30, 2002. We expect that sales of voice-based solutions will comprise the most significant portion of our revenue in the foreseeable future. Revenues from speech compression technologies for the three months ended September 30, 2003 approximated $171,000 (8%) of total revenues versus $121,000 (8%) of total revenues for the three months ended June 30, 2002.

Total product revenues increased $759,000 (61%) to $2,002,000 during the three months ended September 30, 2003 from $1,243,000 in the three months ended September 30, 2002. The increase in total product revenues is attributable to increases of $367,000 in product sales, $251,000 in license fees, and $141,000 in royalties and maintenance revenues. The increase in product revenues for the three months ended September 30, 2003 reflects our primary business focus being the development, marketing and sale of our VoiceLogistics product line. We have focused our efforts on developing the market for this product and have not aggressively pursued opportunities with our speech compression segment. Royalty revenues are related to our speech compression business that was sold to Ascend, as discussed previously. Maintenance revenues are primarily generated from our VoiceLogistics product line. We anticipate that revenues from the speech compression business will continue to decline, both in absolute dollars and as a percentage of revenues. For the three month periods ended September 30, 2003 and 2002, 52% and 54% of our product revenues were attributable to product sales, respectively, 35% and 37% were attributable to license fees, respectively, and 13% and 9% were attributable to royalties and recurring revenues, respectively.

Service revenues were primarily attributable to customer maintenance support, fees for engineering services relating to our speech coding technologies business, and professional service fees relating to voice-based solutions. For the three months ended September 30, 2003, service revenues totaled $261,000, reflecting a decrease of $68,000 (21%) from service revenues of $329,000 for the three months ended September 30, 2002.

Cost of Revenues

Cost of revenues increased $717,000 (121%) from $595,000 for the three months ended September 30, 2002 to $1,312,000 for the three months ended September 30, 2003.

Cost of product revenues increased $523,000 (123%) from $425,000 in the three months ended September 30, 2002 to $948,000 for the three months ended September 30, 2003. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. As of September 30, 2003 and 2002, our manufacturing staff, comprised of 6 (including 1 Voxware n.v. personnel) and 4 individuals, respectively, is included in cost of product revenues. The increase in cost of product revenues is attributable primarily to the incremental manufacturing material costs required to handle the increased number of customer orders fulfilled for our VoiceLogistics product line during the three months ended September 30, 2003.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $194,000 (114%) from $170,000 in the three months ended September 30, 2002 to $364,000 in the three months ended September 30, 2003. As of September 30, 2003 and 2002, our customer support and professional services staff, comprised of 15 (including 5 Voxware n.v. personnel) and 13 individuals, respectively, is included in the cost of service revenues. The increase in cost of service revenues reflects the increased number of customer implementations that required our professional services and customer support teams to service their sites equipped with the VoiceLogistics product line.

Operating Expenses

Total operating expenses increased by $891,000 (64%) to $2,284,000 in the three months ended September 30, 2003 from $1,393,000 in the three months ended September 30, 2002. As of September 30, 2003, headcount totaled 44 (including 7 Voxware n.v. personnel) compared to 23 at September 30, 2002. We routinely allocate from operating expenses to cost of revenues all actual time and related costs of research and development personnel who perform such work. During the three month periods ended September 30, 2003 and 2002, we allocated $45,000 and $25,000, respectively, of operating expenses to cost of revenues.

Research and development expenses primarily consist of employee compensation, consulting fees and equipment depreciation related to product research and development. Our research and development expenses increased $267,000 (61%) to $705,000 in the three months ended September 30, 2003 from $438,000 in the three months ended September 30, 2002. The increase in research and development expenses is due primarily to increased personnel costs and consulting fees paid during the year to develop new applications to broaden our VoiceLogistics product line. As of September 30, 2003, our research and development team was comprised of 22 (including 1 Voxware n.v. personnel) employees compared to 10 at September 30, 2002.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses increased $636,000 (272%) to $870,000 in the three months ended September 30, 2003 from $234,000 in the three months ended September 30, 2002. The increase in sales and marketing expenses is due primarily to the ongoing activation of a fully functional marketing department during the second half of fiscal 2003 and continuing through the first quarter of fiscal 2004, and the increase in commissions due to increased annual sales activity. As of September 30, 2003, our sales and marketing staff was comprised of 13 (including 3 Voxware n.v. personnel) employees compared to 7 at September 30, 2002.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $313,000 (79%) to $709,000 in the three months ended September 30, 2003 from $396,000 in the three months ended September 30, 2002. As of September 30, 2003, the general and administrative staff was comprised of 9 employees (including 3 Voxware n.v. personnel) compared to 6 at September 30, 2002. The increase in general and administrative expenses is due primarily to supporting the expansion of our global operations.

As of September 30, 2003, we had a worldwide staff of 65 full-time employees and consultants (including 13 Voxware n.v. personnel). The headcount consists of 21 in cost of revenues (which includes manufacturing, professional services and customer support), 22 in research and development, 13 in sales and marketing, and 9 in general and administrative.

Amortization of purchased intangibles totaled $325,000 for the three months ended September 30, 2002.

Interest Expense

Interest expense for the three months ended September 30, 2003 was $9,000 compared to none for the three months ended September 30, 2002. This interest expense relates to the use of the Voxware n.v. facility line of credit and the equipment loan with KBC Bank Roselare during the quarter ended September 30, 2003.

Liquidity and Capital Resources

As of September 30, 2003, we had a total of $1,749,000 in cash and cash equivalents. As of June 30, 2003, we had $6,000 in cash and cash equivalents, and $3,891,000 of cash in an attorney’s escrow account which represented the net proceeds from the Series D Preferred Stock transaction. As of September 30, 2002, our cash, cash equivalents and short-term investments portfolio totaled $69,000.

Net cash used in operating activities totaled $2,529,000 for the three months ended September 30, 2003, primarily consisting of net loss of $1,363,000, a decrease of $1,283,000 in accounts payables and accrued expenses, offset by a decrease of $42,000 in accounts receivable, stock-based compensation expense of $203,000 and amortization and depreciation of $67,000. Cash provided by operating activities totaled $63,000 for the three months ended September 30, 2002. The cash provided by operations consists primarily of the net loss of $415,000, a decrease in payables of $233,000, offset by amortization and depreciation of $398,000, and decreases in accounts receivable and inventory of $121,000 and $150,000, respectively.

For the three months ended September 30, 2003, cash provided by investing activities totaled $3,738,000 as a result of $3,891,000 being released from attorney’s escrow, net of $153,000 used to purchase property and equipment. In the three months ended September 30, 2002, there was no cash provided from investing activities.

For the three months ended September 30, 2003, cash provided by financing activities totaled $177,000 as a result of the receipt of proceeds from short-term borrowings of $291,000 offset by financing expenses of $109,000 and $5,000 repayment of long-term debt. In the three months ended September 30, 2002, there was no cash provided from financing activities.

On May 7, 2003, we obtained a facility line of credit with Silicon Valley Bank. The maximum amount that can be drawn on the line of credit is $250,000. The amount available to us is subject to a borrowing base consisting of 80% of our eligible accounts receivable. This line of credit matures on May 6, 2004. The facility bears interest at prime plus 2% per annum and a handling fee of 0.25% of specific accounts receivable invoices financed. The line of credit is secured by our eligible accounts receivable and inventory. As of September 30, 2003, there was no outstanding principal balance on this line of credit.

Our wholly-owned subsidiary, Voxware n.v., also maintains a facility line of credit with KBC Bank Roeselare. The maximum amount that can be drawn on this line of credit is €250.000. This line of credit is due upon demand. The facility bears interest at 7.10% per annum and a handling fee of 1.50% of the gross advance amounts drawn, and is secured by 30% of Voxware n.v. inventory balances. As of September 30, 2003, there was a $291,000 outstanding principal balance on this line of credit.

Voxware n.v. also has an equipment loan with KBC Bank Roeselare. The original amount of this loan was €70,000. This equipment loan is due November 13, 2005, and is payable in 36 equal installments of €2,136. The facility bears interest at 6.12% per annum, and is secured by a blanket lien on equipment. As of September 30, 2003, there was an outstanding principal balance of $61,000.

We believe that adequate capital resources will be available to fund our operations for the year ending June 30, 2004.

The following table summarizes our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than One Year
	(in thousands)
Operating lease obligations	$810	$246

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending December 15, 2003, to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 will not have a material impact on the Company’s consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 modifies the traditional definition of “liabilities” to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS 150. This new standard is effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning in the first quarter of fiscal 2004. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

Risk Factors

We operate in a rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. We caution all readers to pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this report and our other filings with the Securities and Exchange Commission (“SEC”).

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

This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-Q.

If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. As of September 30, 2003, we had an accumulated deficit of $58,838,000. If we continue to incur operating losses and fail to consistently be a profitable company, we may be unable to continue our operations. In addition, we expect to continue to incur net losses in at least the near term quarters. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. For the three months ended September 30, 2003, two customers accounted for 64% of our total revenues. We believe that a substantial portion of our net sales will continue to be derived from sales to a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been and likely will continue to be in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could materially adversely affect our results of operations.

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

If our third-party partners do not effectively market and service our products, we may not generate significant revenues or profits from sales of our products. We expect to utilize third parties, such as RF system vendors, consultants, value-added resellers, and system integrators, to sell and/or assist us in selling our products. To date, we have signed agreements with several of these third-party partners. We believe that the establishment of a network of third-party partners with extensive and specific knowledge of the various applications critical in the industrial market is important for us to succeed in that market. Some third-party partners also purchase products from us at a discount and incorporate them into application systems for various target markets and/or consult us in the development of application systems for end users. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party partners to sell and service our products effectively and that provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. Our current arrangements with third-party partners generally may be terminated by either party at any time upon 30 days prior written notice. We cannot assure you that our partners will continue to purchase and re-sell our products or provide us with adequate levels of support. If our partner relationships are terminated or otherwise disrupted our operating performance and financial results may be adversely affected.

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

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Our common stock closed as high as $0.205 and as low as $0.025 per share between July 1, 2002 and September 30, 2003. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

On June 27, 2003, we issued to various accredited investors 485,267,267 shares of Series D Preferred Stock, and Series D Preferred Stock warrants and common stock warrants (collectively, the “2003 Warrants”) to purchase up to 93,333,333 shares of Series D Preferred Stock and 18,666,667 shares of common stock, respectively. Pursuant to the terms of the Series D Preferred Stock warrants, such warrants are now exercisable for 37,111,111 shares of Series D Preferred Stock.

In connection with the Series D Preferred Stock private placement, each respective Purchaser has agreed not to sell any shares of Common Stock issued upon the conversion of the Series D Preferred Stock for a period of one (1) year through June 27, 2004.

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

Future sales of our common stock in the public market could adversely affect the price of our common stock. Sales of substantial amounts of our common stock in the public market that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of September 30, 2003, these shares include:

•	approximately 107,702 shares of common stock owned by our executive officers and directors;

•	approximately 3,055,792 shares of common stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended (the “Securities Act”);

•	approximately 79,681 shares issuable to one selling stockholder upon the exercise of the certain warrants which may be sold under a prospectus filed under the Securities Act;

•	approximately 485,267,267 shares of common stock issuable upon conversion of the Series D Preferred Stock which may be sold under a prospectus to be filed under the Securities Act;

•	approximately 37,111,111 shares of common stock issuable upon the exercise and conversion of the Series D Preferred Stock warrants which may be sold under a prospectus to be filed under the Securities Act;

•	approximately 4,514,044 shares of common stock issuable upon conversion of the Series B Preferred Stock issued in August 2001 which may be sold under a prospectus filed under the Securities Act;

•	up to 18,666,667 shares of common stock potentially issuable to warrant holders upon the exercise of common stock warrants under penalty clauses contained in agreements with certain Series D Preferred stockholders;

•	approximately 100,083,333 shares of common stock potentially issuable to warrant holders and option holders which may be sold under a prospectus to be filed under the Securities Act;

•	an undetermined amount of additional shares of common stock potentially issuable as dividends on the Series D Preferred Stock which may be sold under a prospectus to be filed under the Securities Act; and

•	additional shares of common stock that may be issuable under penalty clauses contained in agreements with certain stockholders.

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

Among our obligations, which an acquirer might be forced to assume which, would act as a deterrent are:

•	the 2003 Warrants provision which could have an adverse effect on the market value of the acquirer’s outstanding securities;

•	the obligation to register the re-sale of the common stock issuable upon conversion of the Series B Preferred Stock, Series D Preferred Stock, the 2003 Warrants, and the 2003 Stock Option Plan which could result in the sale of a substantial number of shares in the market;

•	the obligation to pay dividends on the Series D Preferred Stock; and

•	the obligation to seek the consent of the holders of the Series D Preferred Stock before we can issue securities which have senior or equal rights as the Series D Preferred Stock, sell all or substantially all of our assets, or take other actions with respect to the Series D Preferred Stock or securities which have less rights than the Series D Preferred Stock.

In connection with the Series D Preferred Stock financing,, we will register additional shares of our common stock. In connection with the Series D Preferred Stock financing, we will register 552,883,274 additional shares of our common stock underlying the Series D Preferred Stock, Series D Preferred Stock warrants and common stock warrants. Consequently, sales of substantial amounts of the our common stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our common stock.

Our management and other affiliates have significant control of our common stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of November 19, 2003, our executive officers, directors and affiliated entities together beneficially own approximately 397,590,000 shares of our common stock, assuming the exercise of options, warrants and other common stock equivalents which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our common stock is considered “a penny stock” and may be difficult to sell. The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Presently, the market price of our common stock is substantially less than $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is traded on the NASD OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Rate

We frequently denominate our sales to certain European customers in Euro and Pound Sterling, and also incur expenses in currencies other than the functional currency from our Voxware n.v. reporting subsidiary. Although we do not currently hedge certain balance sheet exposures and inter-company balances against future movements in foreign currency exchange rates, we do anticipate exploring using foreign exchange contracts in the future. We did not hold derivative financial instruments for trading purposes during the three month periods ended September 30, 2003 and 2002, and we do not intend to utilize derivative financial instruments for trading purposes in the future.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-145(e) and 15d-145(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were required to redeem our outstanding Series B Preferred Stock thirty months after August 10, 2000 (or February 10, 2003) provided funds were legally available under Delaware law. We did not redeem the Series B Preferred Stock on the redemption date, as we believed that funds were not legally available for such redemption. On February 13, 2003, Castle Creek Technology Partners, LLC (“Castle Creek”), the holder of the Series B Preferred Stock, filed a lawsuit against us in the United States District Court in Delaware seeking redemption of the Series B Preferred and payment of the applicable redemption payment.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 24, 2003, pursuant to our 2003 Stock Option Plan, we granted options to purchase an aggregate of 65,660,913 shares of our common stock to executive officers, employees, consultants and members of our Board of Directors in exchange for services provided to us as employees, consultants and directors. Such options were granted at an exercise price equal to $0.015 per share, with 25% of such options becoming exercisable on the first anniversary of the date of grant and 6.25% becoming exercisable at the end of each successive three-month period thereafter.

No underwriter was employed by us in connection with the issuance of the securities described above. We believe that issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Each of the recipients acquired the securities for investment purposes only and not with a view to distribution and had adequate information about us.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2003

VOXWARE, INC. (Registrant)

By:	/s/ BATHSHEBA J. MALSHEEN

Bathsheba J. Malsheen, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ NICHOLAS NARLIS

Nicholas Narlis, Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)