Form 10-Q
period 2003-12-31
VOXWARE INC
filed 2004-02-23
CIK 933454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at February 21, 2004
Common Stock, $.001 par value	35,812,073

VOXWARE, INC.

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Voxware,” “Company,” “we,” “us” and “our” in this Form 10-Q refer to Voxware, Inc. and its subsidiaries unless the context requires otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The Company is engaged with the assistance of outside counsel and its independent accounting firm in an ongoing internal review of certain accounting issues. The Company anticipates that the internal review will be completed in the third quarter of fiscal 2004. Based on preliminary findings to date, the Company believes that it may have to restate its revenue, net loss and payroll tax expense and corresponding payroll tax liabilities previously reported in financial statements issued with respect to the fiscal year ended June 30, 2003 and the quarter ended September 30, 2003. The Company believes that the results reported in this Form 10-Q are likely to be affected by any such amendment to prior filings, with respect to the amount and timing of revenue recognized and an increase in its reported loss for the respective periods. Any potential amendment to prior filings are not expected to have a material impact on the Company’s balance sheet as of December 31, 2003. Such potentially amended consolidated financial statements as of December 31, 2003, and for the periods then ended, would be reviewed by the Company’s independent public accounting firm.

Voxware, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2003	June 30, 2003
	(unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$515	$356
Cash held in attorney’s escrow account	—	3,891
Accounts receivable, net of allowance for doubtful accounts of $524,000 and $73,000 at December 31, 2003 and June 30, 2003, respectively	2,669	2,539
Inventory, net	479	815
Prepaid expenses and other current assets	335	267

Total current assets	3,998	7,868

Property and equipment, net	304	187
Goodwill	1,039	1,039
Deferred financing costs	526	—
Other assets, net	29	34

	$5,896	$9,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$528	$28
Accounts payable and accrued expenses	3,329	3,747
Deferred revenues	103	616

Total current liabilities	3,960	4,391

Long-term debt, net of current maturities	826	38

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.001 par value, 865,000,000 shares authorized as of December 31, 2003 and June 30, 2003:
7% cumulative Series D convertible preferred stock ($7,977 and $7,283 aggregate liquidation preference at December 31, 2003 and June 30, 2003, respectively); 522,278,972 and 485,267,267 shares issued and outstanding at December 31, 2003 and June 30, 2003, respectively	522	485
Series B convertible preferred stock; 966.619 and 1,766.619 shares issued and outstanding at December 31, 2003 and June 30, 2003, respectively	—	—

Common stock, $.001 par value, 1,035,000,000 shares authorized as of December 31, 2003 and June 30, 2003; 32,788,926 and 28,210,919 shares issued and outstanding as of December 31, 2003 and June 30, 2003, respectively	33	28
Additional paid-in capital	65,269	64,754
Accumulated deficit	(61,926)	(57,346)
Deferred employee compensation	(2,815)	(3,220)
Accumulated other comprehensive gain (loss)	27	(2)

Total stockholders’ equity	1,110	4,699

	$5,896	$9,128

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(In thousands, except per share data)
Revenues:
Product revenues:
Product sales	$2,281	$1,100	$3,326	$1,779
License fees	307	793	1,015	1,250
Royalties and maintenance revenues	228	4	476	112

Total product revenues	2,816	1,897	4,817	3,141
Service revenues	318	401	579	729

Total revenues	3,134	2,298	5,396	3,870

Cost of revenues:
Cost of product revenues	1,248	1,056	2,196	1,481
Cost of service revenues	400	168	764	338

Total cost of revenues	1,648	1,224	2,960	1,819

Gross profit	1,486	1,074	2,436	2,051

Operating expenses:
Research and development	635	527	1,340	965
Sales and marketing	1,160	286	2,030	520
General and administrative	2,590	348	3,298	745
Amortization of purchased intangibles	—	324	—	649

Total operating expenses	4,385	1,485	6,668	2,879

Operating loss	(2,899)	(411)	(4,232)	(828)
Interest income (expense)	(50)	(5)	(80)	(2)
Adjustment of warrants to fair value	—	1	—	—
Gain on sale of tax loss carryforwards	—	18	—	18
Equity in loss of investment	—	(65)	—	(65)

Net loss	(2,949)	(462)	(4,312)	(877)
Accretion of preferred stock and warrants to redemption value	—	(227)	—	(494)
Beneficial conversion feature treated as a dividend	—	(30)	—	(64)
Dividends—Series D convertible preferred stock	(139)	—	(268)	—

Net loss applicable to common stockholders	$(3,088)	$(719)	$(4,580)	$(1,435)

Net loss per share applicable to common stockholders—basic and diluted	$(0.09)	$(0.03)	$(0.14)	$(0.06)

Weighted average number of shares used in computing net loss per common share—basic and diluted	32,667	22,493	31,664	22,184

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2003	2002
	(in thousands)
Operating activities:
Net loss	$(4,312)	$(877)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	125	781
Gain on sale of tax loss carryforwards	—	(18)
Equity in loss of investment	—	65
Recovery of doubtful accounts	—	(26)
Provision for doubtful accounts	524	—
Amortization of deferred employee compensation	405	—
Changes in operating assets and liabilities:
Accounts receivable	(654)	49
Inventory	336	143
Prepaid expenses and other current assets	(68)	(97)
Other assets, net	5	(10)
Accounts payable and accrued expenses	(557)	479
Deferred revenues	(513)	(129)

Net cash (used in) provided by operating activities	(4,709)	360

Investing activities:
Cash released from attorney’s escrow account	3,891	—
Purchase of equity investment in and advances to investee	—	(68)
Purchase of property and equipment	(242)	(12)
Proceeds from sale of tax loss carryforwards	—	18

Net cash provided by (used in) investing activities	3,649	(62)

Financing activities:
Proceeds from credit facility	1,293	—
Proceeds from exercise of warrants	37	—
Repayment of long-term debt	(5)	—
Retirement of Series B preferred stock	—	(100)
Financing expenses in connection with the credit facility	(26)	—
Other financing expenses in connection with the issuance of Series D Preferred Stock	(109)	—

Net cash provided by (used in) financing activities	1,190	(100)

Effect of foreign currency exchange rate on changes in cash	29	—

Increase in cash and cash equivalents	159	198
Cash and cash equivalents, beginning of period	356	6

Cash and cash equivalents, end of period	$515	$204

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Accretion of preferred stock to redemption value	$—	$494

Conversion of Series B preferred stock	$—	$244

Exchange of Series B convertible preferred stock into common stock	$5	$—

Beneficial conversion feature treated as a dividend	$—	$64

Reclassification of preferred stock dividends to accrued liabilities	$—	$(57)

Issuance of Subordinated debenture in exchange for a note	$—	$296

Issuance of Warrants related to guarantee of SVB credit facility	$500	$—

Accrued dividends on Series D convertible preferred stock	$139	$—

Issuance of common stock in payment of Series D preferred stock dividends	$129	$—

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

1. BASIS OF PRESENTATION

The Company is engaged, with the assistance of outside counsel and its independent accounting firm, in an ongoing internal review of certain accounting issues. The Company anticipates that the internal review will be completed in the third quarter of fiscal 2004. Based on preliminary findings to date, the Company believes that it may have to restate its revenue, net loss and payroll tax expense and corresponding payroll tax liabilities previously reported in financial statements issued with respect to the year ended June 30, 2003 and the quarter ended September 30, 2003. The Company believes that the results reported in this Form 10-Q are likely to be affected by any such amendment to prior filings, with respect to the amount and timing of revenue recognized and an increase in its reported loss for the respective periods. Any potential amendment to prior filings are not expected to have a material impact on the Company’s balance sheet as of December 31, 2003.

The Company currently believes, based on preliminary findings, that the total revenue that would be either (i) reversed or (ii) reversed and restated in later fiscal years or (iii) otherwise adjusted as a result of an amendment would amount to less than 10 percent of the revenue originally reported for the fiscal year ended June 30, 2003. Based upon the review to the date, the Company further expects that the potential amendment would likely result in an increase of its previously reported net loss and a decrease in reported revenue in the year ended June 30, 2003 and the quarter ended September 30, 2003. Such an amendment is not expected to have a material impact on the Company’s balance sheet as of December 31, 2003. Because this review is not complete, any actual amendment may vary from the foregoing estimates, may involve other issues, and would likely affect comparisons between currently reported amounts and amounts reported for previous periods.

The consolidated financial statements for Voxware, Inc. and its wholly-owned subsidiaries, Verbex Acquisition Corporation and Voxware n.v. (“Voxware” or the “Company”), as of December 31, 2003 and for the three and six month periods ended December 31, 2003 and 2002, are unaudited and reflect all adjustments (consisting only of normal adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K as amended by Form 10-K/A for the year ended June 30, 2003.

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

Results for the interim periods are not necessarily indicative of results that may be expected for the entire year.

2. LOSS PER SHARE

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS 128”), and Staff Accounting Bulletin, No. 98 (“SAB 98”).

Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share is computed by dividing the loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed Preferred Stock conversion in the aggregate amount of 795,811,163 shares and 9,274,259 shares at December 31, 2003 and 2002, respectively, is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

3. RECENT ACCOUNTING PRONOUNCEMENTS

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure on the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. The Company adopted the required disclosure provisions of SFAS 148 as described under accounting policy footnote “Stock Based Compensation.”

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity, activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires the primary beneficiary as well as other entities with significant variable interest in a variably interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003. (ii) Non-SPEs created prior to February 1, 2003.

(iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s consolidated financial position, consolidated results of operation, or liquidity. The Company is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

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

4. STOCK-BASED COMPENSATION

At December 31, 2003, the Company has stock based compensation plans which are described more fully in the Company’s annual report on Form 10-K/A for the year ended June 30, 2003. As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, using an intrinsic value approach to measure compensation expenses, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”, using a fair value approach.

SFAS 123 established accounting and disclosure requirements using a fair value basis method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Compensation expense charged to operations in the six months ended December 31, 2003 and 2002 was $405,000 and none, respectively. Deferred employee compensation of $2,815,000 and none as of December 31, 2003 and 2002, respectively, is included in the accompanying consolidated financial statements. In accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 2003 and 2002: risk-free interest rates ranging from 0.00% to 1.75% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 8 years for the options; and expected volatility of 100%. The following table illustrates the effects on net loss applicable to common stockholders and net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended December 31, 2003		Six Months Ended December 31, 2003
	2003	2002	2003	2002
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss applicable to common stockholders:
As reported	$(3,088)	$(719)	$(4,580)	$(1,435)
Add:

Stock-based employee compensation included in net loss	202	—	405	—
Less:
Stock-based compensation expense determined under fair-value method for all awards, net of related tax effects	239	108	566	216

Pro forma net loss applicable to common stockholders	$(3,125)	$(827)	$(4,741)	$(1,651)

Net loss per share applicable to common stockholders—basic and diluted
As reported	$(0.09)	$(0.03)	$(0.15)	$(0.06)

Pro forma	$(0.10)	$(0.04)	$(0.15)	$(0.07)

5. SERIES B CONVERTIBLE PREFERRED STOCK

During the six months ended December 31, 2003, the Holder of the Company’s Series B Preferred Stock converted 800 shares into 3,735,956 shares of Common Stock. As of December 31, 2003, the holder of the Company’s Series B Preferred Stock can convert the remaining 966.619 outstanding shares into a total of 4,514,044 shares of common stock at a fixed conversion price of $0.00021413527 per share.

6. SERIES D CONVERTIBLE PREFERRED STOCK

The Series D Preferred Stock has a 7% dividend payable in cash or equity, at the election of the Company, and each preferred share is convertible into one share of Voxware common stock at an initial conversion price of $0.015 per share. As of December 31, 2003, the Company accrued dividends totaling $139,000. Dividends are payable in cash or shares of the Company’s Common Stock.

During the quarter ended December 31, 2003, certain holders of the Company’s Series D Warrants elected to convert eligible warrants into shares of the Company’s Series D Preferred Stock. Accordingly, the Company has issued 37,011,706 Series D Preferred Shares in satisfaction of these Warrant exercise requests.

During the quarter ended December 31, 2003, the Company issued 842,051 shares of the Company’s Common Stock in settlement of accrued dividends of $129,000 to Series D Preferred holders as of September 30, 2003.

In connection with the Private Placement of Series D Preferred Stock, if the Company fails to complete filing of registration statements, as defined in the transaction agreements, certain purchasers can also receive additional common stock warrants to purchase up to 18,666,667 additional shares of common stock at an exercise price of $0.015 per share. Such warrants, if issued, would expire on June 27, 2013. These warrants have not been issued as of the report date. The purchasers of the Company’s Series D Preferred Stock, who were awarded the common stock warrants have currently waived their rights to receive these warrants. The Company has filed a registration statement in a timely manner as required. Company counsel has received a comment letter from the Securities and Exchange Commission requesting additional information related to the filing of the registration statement. The Company is using its best efforts to respond to the Commission and have the registration statement become effective.

In December 2003, the Company increased the number of designated shares of Series D Convertible Preferred Stock in its Amended and Restated Certificate of Incorporation to 656,000,000 shares in connection with the issuance of Series D warrants as consideration for the guarantee of the Company’s credit facility with Silicon Valley Bank.

The Company issued 133,333,333 Series D warrants to the guarantors of its credit facility with Silicon Valley Bank. The Company used the Black Scholes calculation to determine the underlying value of these warrants. Based on this calculation the Company recorded an entry to Paid in Capital for $8,247,620. The Company further engaged an independent third party to assist the Company in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by the Company, and the third party valuation expert, the Company has recorded a Deferred Financing Asset of $500,000 on its balance sheet as of December 31, 2003. This deferred asset will be amortized over 36 months commencing on February 1, 2004. The difference between the $8,247,620 and the deferred asset of $500,000 was booked as a capital transaction in Paid in Capital.

7. BORROWINGS

On December 30, 2003, the Company entered into a credit facility (the “SVB facility”) with Silicon Valley Bank. The SVB facility provides the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and a $500,000 working capital facility. The term loan is payable in monthly installments over a 36 month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (4% as of December 31, 2003) plus  1/2 percent and is secured by the Company’s assets, including its intellectual property and a guarantee of the Company’s two largest shareholders. In exchange for the SVB facility guarantee; the shareholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants are exercisable into shares of the Company’s Series D Preferred at an exercise price of $0.015. The Company has recorded a deferred financing cost of $500,000 related to the value of the warrants issued to the guarantors of the SVB facility. These deferred financing costs will be amortized over a 36 month period commencing February 1, 2004.

Proceeds from the term loan were used to satisfy $1,293,000 of outstanding Federal and State payroll tax liabilities including related interest of $42,000. As of December 31, 2003, the Company had not drawn on the $500,000 working capital facility.

On May 7, 2003, the Company obtained a facility line of credit with Silicon Valley Bank. The maximum that can be drawn on the line of credit is $250,000. The amount available is subject to a borrowing base consisting of 80% of eligible accounts receivable. The line of credit matures on May 6, 2004. The facility bears interest at prime plus 2% per annum and a handling fee of 0.25% of specific accounts receivable invoices. The line of credit is secured by eligible accounts receivable and inventory. As of December 31, 2003, there was no outstanding balance on this line of credit.

The Company’s wholly-owned subsidiary, Voxware n.v., maintains a facility line of credit with KBC Bank Roeselare. The maximum amount that can be drawn on this line of credit is €250,000. This line of credit is due upon demand. The facility bears interest at 7.10% per annum and a handling fee of 1.50% of the gross advance amounts drawn, and is secured by 30% of Voxware n.v. inventory balances. As of December 31, 2003, there was no outstanding principal balance on the line of credit.

Voxware n.v. also has an equipment loan with KBC Bank Roeselare. The original amount of this loan was €70,000. This equipment loan is due November 13, 2005, and is payable in 36 equal installments of €2,136. The facility bears interest at 6.12% per annum, and is secured by a blanket lien on equipment. As of December 31, 2003, there was an outstanding principal balance of $61,000.

Long term debt consists of the following:

December 31, 2003
Credit Facility - SVB	$1,293,000
Bank Line - KBC Bank	61,000

Total Debt	1,354,000
Less: Current portion	528,000

Long term debt	$826,000

Maturities of long-term debt are as follows:

Due in year 1	$528,000
Due in year 2	526,000
Due in year 3	300,000

$1,354,000

8. SUBSEQUENT EVENTS

On January 5, 2004, the Company announced that it had replaced its then President and Chief Executive Officer Bathsheba J. Malsheen. Dr. Malsheen will continue to serve as a member of the Company’s Board of Directors. Thomas J. Drury Jr. was named the Company’s President and CEO. The Company also announced the resignation of its then Chief Financial Officer, Nicholas Narlis. Allen M. Adler was named interim Chief Financial Officer of the Company. Mr. Adler previously served as the Company’s Controller.

On January 19, 2004, the Company paid in-kind dividends of $139,000 previously accrued on Series D Preferred Stock for the period October 1, 2003 through December 31, 2003, through the issuance of 1,155,179 shares of the Company’s common stock.

In January 2004, Castle Creek converted 400 shares of Series B Preferred Stock into 1,867,978 shares of the Company’s common stock. As of January 27, 2004, the holder of the Company’s Series B Preferred Stock can convert the remaining 566.619 outstanding shares into a total of 2,646,066 shares of common stock at a fixed conversion price of $0.0002143527 per share.

On February 18, 2004, the Company received notice that Castle Creek intended to convert an additional 200 shares of Series B Preferred Stock into shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. Such statements are subject to certain factors that may cause our plans to differ or results to vary from those expected, including the risks associated with: our need to raise additional capital in order to meet the Company’s cash requirements over the next twelve months and continue as a going concern; our need to introduce new and enhanced products and services in order to increase market penetration, and the risk of obsolescence of its products and services due to technological change; our need to attract and retain key management and other personnel with experience in providing integrated voice-based solutions for e-logistics, specializing in the supply chain sector; the potential for substantial fluctuations in our results of operations; competition from others; our evolving distribution strategy and dependence on its distribution channels; the potential that voice-based products will not be widely accepted; and a variety of risks set forth from time to time in our filings with the SEC. We undertake no obligation to publicly release results of any of these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrences of unexpected results.

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

Overview

We are a leading provider of voice-based technology that optimizes the front line logistics and distribution center workforce. Our primary product, VoiceLogistics®, enables warehouse workers to perform a wide array of logistics tasks – such as picking, receiving, put away, replenishment, loading, returns processing, cycle counting, cross-docking and order entry – more efficiently and effectively. VoiceLogistics also gives distribution center management an effective tool for reducing logistics costs and optimizing complex materials handling processes.

The VoiceLogistics solution is a combination of software, hardware and professional services. Enabled by our patented speech recognition and patented VoiceXML web browser technologies, the VoiceLogistics solution creates a dynamic, real-time link between highly mobile workers, the warehouse management system (“WMS”) and supervisory personnel. We believe that our solution is unique in the industry because it is the first web-based, people-centric, interactive speech recognition application engineered specifically to operate in highly demanding industrial environments. The Company was notified by the United States Patent and Trademark Office that its application for patent (Patent # 6662163) had been approved on December 9, 2003.

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

While VoiceLogistics is our primary product and business focus, we also derive revenue from a legacy product line of stationary voice recognition devices, as well as from speech compression technologies that we have licensed. Revenues generated from the licensing of our speech compression technologies have decreased significantly over time.

On June 27, 2003, the Company purchased the remaining shares of Voxware, N.V. which it did not previously own. In the prior year periods the Company accounted for Voxware N.V. under the equity method of accounting. Since the completion of the acquisition, the company accounts for Voxware N.V. under the purchase method of accounting. As such, the accounts of Voxware N.V. are now consolidated along with the accounts of Voxware Inc., and Verbex Acquisition Corp.

The Company is engaged, with the assistance of outside counsel and its independent accounting firm, in an ongoing internal review of certain accounting issues. The Company anticipates that the internal review will be completed in the third quarter of fiscal 2004. Based on preliminary findings to date, the Company believes that it may have to restate its revenue, net loss and payroll tax expense and corresponding payroll tax liabilities previously reported in financial statements principally issued with respect to the fiscal year ended June 30, 2003 and the quarter ended September 30, 2003. The Company believes that the results reported in this Form 10-Q are likely to be affected by any such amendment to prior filings, with respect to the amount and timing of revenue recognized and an increase in its reported loss for the respective periods. Any potential amendment to prior filings are not expected to have a material impact on the Company’s balance sheet as of December 31, 2003. Such potentially amended consolidated financial statements, as of December 31, 2003, and for the periods then ended, would be reviewed by the Company’s independent public accounting firm.

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

We derive revenues from products and services. The products and services are sold separately as well as combined. Product sales include hardware and license fees (from our voice-based VISE and VoxBrowser proprietary software technologies that are installed on such hardware) generated from our VoiceLogistics and stationary device product lines. License fees include application software and speech coding software license fees generated from VoiceLogistics and speech compression technologies. Sales to customers are subject to agreements, which outline terms and conditions, including applicable prices, licensing rights and payment terms of 30 days from delivery of such products and services. We do not include right of return provisions in our standard customer agreements. However, some customers sign initial trial agreements with us, where we generally allow them up to 90 days to evaluate our products where they have the right of return. When a customer signs such a trial agreement, we do not recognize revenue on such product sales until such time as a customer formally commits to purchase such products. Sales to resellers and other third parties may also include additional warranty provisions and specific price protection that is incremental to what customer arrangements generally contain.

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

The Company offers a standard parts warranty for periods varying from three months to one year. A provision for estimated future costs relating to warranty expense are recorded in the period the revenue is recognized.

The Company uses the reserve method for accounting for warranty claims. At December 31, 2003 and 2002, the reserves for warranty claims were $148,000 and $45,000. The reserve is included in accounts payable and accrued expenses on the accompanying balance sheet.

Our key accounting estimates and policies are reviewed with the Audit Committee of the Board of Directors.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Results of Operations

Three Months Ended December 31, 2003 Versus Three Months Ended December 31, 2002

Revenues

We recorded total revenues of $3,134,000 for the three months ended December 31, 2003 compared to revenues of $2,298,000 for the three months ended December 31, 2002. The $836,000 (36%) increase in total revenues reflects an increase in product sales, service fees, royalties and maintenance revenues, offset by a decrease in licensing fees. Total product revenues increased by $919,000 (48%) to $2,816,000 during the three months ended December 31, 2003 from $1,897,000 in the three months ended December 31, 2002. The increase in total product revenues is attributable to increases of $1,181,000 in product sales, and $224,000 in royalties and maintenance revenues offset by a decrease in licensing fees of $486,000. The increase in product revenues for the three months ended December 31, 2003 reflects our primary business focus being the development, marketing and sale of our VoiceLogistics product line. We have focused our efforts on developing the market for this product and have not aggressively pursued opportunities with our speech compression segment. Royalty revenues are related to our speech compression business that was sold to Ascend. Maintenance revenues are primarily generated from our VoiceLogistics product line. We anticipate that revenues from the speech compression business will continue to decline, both in absolute dollars and as a percentage of revenues. For the three month periods ended December 31, 2003 and 2002, 81% and 58% of our product revenues were attributable to product sales, respectively, 11% and 42% were attributable to license fees, respectively, and 8% and 0% were attributable to royalties and recurring revenues, respectively.

Service revenues were primarily attributable to customer support, fees for engineering services relating to our speech coding technologies business, and professional service fees relating to voice-based solutions. For the three months ended December 31, 2003, service revenues totaled $318,000, reflecting a decrease of $83,000 (21%) from service revenues of $401,000 for the three months ended December 31, 2002.

Cost of Revenues

Cost of revenues increased $424,000 (35%) to $1,648,000 for the three months ended December 31, 2003 from $1,224,000 for the three months ended December 31, 2002.

Cost of product revenues increased $192,000 (18%) to $1,248,000 in the three months ended December 31, 2003 from $1,056,000 for the three months ended December 31, 2002. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. As of December 31, 2003 and 2002, our manufacturing staff, comprised of 6 (including 1 Voxware n.v. personnel) and 2 individuals, respectively, is included in cost of product revenues. The increase in cost of product revenues is attributable primarily to the incremental manufacturing material and labor costs required to handle the increased number of customer orders fulfilled for our VoiceLogistics product line during the three months ended December 31, 2003.

Cost of service revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $232,000 (138%) to $400,000 in the three months ended December 31, 2003 from $168,000 in the three months ended December 31, 2002. As of December 31, 2003 and 2002, our customer support and professional services staff, comprised of 16 (including 4 Voxware n.v. personnel) and 10 individuals, respectively, is included in the cost of service revenues. The increase in cost of service revenues reflects the increased number of customer implementations that required our professional services and customer support teams to service their sites equipped with the VoiceLogistics product line.

Operating Expenses

Total operating expenses increased by $2,900,000 (195%) to $4,385,000 for the three months ended December 31, 2003 from $1,485,000 in the three months ended December 31, 2002.

Research and development expenses primarily consist of employee compensation, consulting fees and equipment depreciation related to product research and development. Our research and development expenses increased $108,000 (20%) to $635,000 in the three months ended December 31, 2003 from $527,000 in the three months ended December 31, 2002. As of December 31, 2003, our research and development team was comprised of 23 (including 2 Voxware n.v. personnel) employees compared to 28 at December 31, 2002.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses increased $874,000 (306%) to $1,160,000 in the three months ended December 31, 2003 from $286,000 in the three months ended December 31, 2002. The increase in sales and marketing expenses is due primarily to the ongoing activation of a fully functional marketing department which commenced during the second half of fiscal 2003 and is expected to continue through the third quarter of fiscal 2004, and the increase in commissions due to increased annual sales activity. As of December 31, 2003, our sales and marketing staff was comprised of 12 (including 3 Voxware n.v. personnel) employees compared to 6 at December 31, 2002.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $2,242,000 (644%) to $2,590,000 in the three months ended December 31, 2003 from $348,000 in the three months ended December 31, 2002. As discussed previously, management is reviewing certain customer agreements and the treatment of certain specific transactions to determine if prior period filings may require amendment. As part of the review, the Company has recorded charges in the current period of $814,000 for payroll taxes including maximum assessable penalties on late filings and payment of payroll taxes of $357,000, $390,000 in additional bad debt reserve, $140,000 in deferred compensation costs and $110,000 related to Voxware N.V. As of December 31, 2003, the general and administrative staff was comprised of 8 employees (including 3 Voxware n.v. personnel) compared to 6 at December 31, 2002. Management is actively negotiating with the IRS to reduce these penalties.

As of December 31, 2003, we had a worldwide staff of 65 full-time employees and consultants (including 12 Voxware n.v. personnel). The headcount consists of 22 in cost of revenues (which includes manufacturing, professional services and customer support), 23 in research and development, 12 in sales and marketing, and 8 in general and administrative.

Interest Expense

Net interest expense for the three months ended December 31, 2003 was $50,000 compared to $5,000 for the three months ended December 31, 2002. This interest expense relates to the use of the Voxware n.v. facility line of credit, the equipment loan with KBC Bank Roeselare and amounts due on late payment of payroll taxes.

Six Months Ended December 31, 2003 Versus Six Months Ended December 31, 2002

Revenues

We recorded revenues of $5,396,000 for the six months ended December 31, 2003 compared to revenues of $3,870,000 for the six months ended December 31, 2002. The $1,526,000 (39%) increase in total revenues reflects an increase in product sales, service fees, license fees, royalties and maintenance revenues.

Total product revenues increased $1,676,000 (53%) during the six months ended December 31, 2003 to $4,817,000 from $3,141,000 in the six months ended December 31, 2002. The increase in total product revenues is attributable to increases of $1,547,000 in product sales, $364,000 in royalties and maintenance revenues offset by a decrease in licensing fees of $235,000. The increase in product revenues for the six months ended December 31, 2003 reflects our primary business focus being the development, marketing and sale of our VoiceLogistics product line. We have focused our efforts on developing the market for this product and have not aggressively pursued opportunities with our speech compression segment. Royalty revenues are related to our speech compression business that was sold to Ascend. Maintenance revenues are primarily generated from our VoiceLogistics product line. We anticipate that revenues from the speech compression business will continue to decline, both in absolute dollars and as a percentage of revenues. For the six month periods ended December 31, 2003 and 2002, 69% and 57% of our product revenues were attributable to product sales, respectively, 21% and 40% were attributable to license fees, respectively, and 10% and 3% were attributable to royalties and recurring revenues, respectively.

Service revenues were primarily attributable to customer maintenance support, fees for engineering services relating to our speech coding technologies business, and professional service fees relating to voice-based solutions. For the six months ended December 31, 2003, service revenues totaled $579,000, reflecting a decrease of $150,000 (21%) from service revenues of $729,000 for the six months ended December 31, 2002.

Cost of Revenues

Cost of revenues increased $1,141,000 (63%) to $2,960,000 for the six months ended December 31, 2003 from $1,819,000 for the six months ended December 31, 2002.

Cost of product revenues increased $715,000 (48%) to $2,196,000 in the six months ended December 31, 2003 from $1,481,000 for the six months ended December 31, 2002. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. As of December 31, 2003 and 2002, our manufacturing staff, comprised of 6 (including 1 Voxware n.v. personnel) and 2 individuals, respectively, is included in cost of product revenues. The increase in cost of product revenues is attributable primarily to the incremental manufacturing material and labor costs required to handle the increased number of customer orders fulfilled for our VoiceLogistics product line during the six months ended December 31, 2003.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $426,000 (126%) to $764,000 in the six months ended December 31, 2003 from $338,000 in the six months ended December 31, 2002. As of December 31, 2003 and 2002, our customer support and professional services staff, comprised of 16 (including 4 Voxware n.v. personnel) and 10 individuals, respectively, is included in the cost of service revenues. The increase in cost of service revenues reflects the increased number of customer implementations that required our professional services and customer support teams to service their sites equipped with the VoiceLogistics product line.

Operating Expenses

Total operating expenses increased by $3,789,000 (132%) to $6,668,000 for the six months ended December 31, 2003 from $2,879,000 in the six months ended December 31, 2002.

Research and development expenses primarily consist of employee compensation, consulting fees and equipment depreciation related to product research and development. Our research and development expenses increased $375,000 (39%) to $1,340,000 in the six months ended December 31, 2003 from $965,000 in the six months ended December 31, 2002. As of December 31, 2003, our research and development team was comprised of 23 (including 2 Voxware n.v. personnel) employees compared to 28 at December 31, 2002.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses increased $1,510,000 (290%) to $2,030,000 in the six months ended December 31, 2003 from $520,000 in the six months ended December 31, 2002. The increase in sales and marketing expenses is due primarily to the ongoing activation of a fully to functional marketing department during the second half of fiscal 2003 and continuing through the first half of fiscal 2004, and the increase in commissions due to increased annual sales activity. As of December 31, 2003, our sales and marketing staff was comprised of 12 (including 2 Voxware n.v. personnel) employees compared to 6 at December 31, 2002.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $2,553,000 (343%) to $3,298,000 in the six months ended December 31, 2003 from $745,000 in the six months ended December 31, 2002. As discussed previously, management is reviewing certain customer agreements and the treatment of certain specific transactions to determine if prior period filings may require amendment. As part of the review, the Company has recorded charges in the current period of $814,000 for payroll taxes including maximum assessable penalties on late filings and payment of payroll taxes of $357,000, $390,000 in additional bad debt reserve, $140,000 in deferred compensation costs and $110,000 related to Voxware N.V. As of December 31, 2003, the general and administrative staff was comprised of 8 employees (including 3 Voxware n.v. personnel) compared to 6 at December 31, 2002.

As of December 31, 2003, we had a worldwide staff of 65 full-time employees and consultants (including 12 Voxware n.v. personnel). The headcount consists of 22 in cost of revenues (which includes manufacturing, professional services and customer support), 23 in research and development, 12 in sales and marketing, and 8 in general and administrative.

Interest Expense

Net interest expense for the six months ended December 31, 2003 was $80,000 compared to $2,000 for the six months ended December 31, 2002. This interest expense relates to the use of the Voxware n.v. facility line of credit, the equipment loan with KBC Bank Roeselare and amounts due on underpayment of payroll taxes.

Liquidity and Capital Resources

As of December 31, 2003, we had a total of $515,000 in cash and cash equivalents. As of June 30, 2003, we had $356,000 in cash and cash equivalents, and $3,891,000 of cash in an attorney’s escrow account which represented the net proceeds from the Series D Preferred Stock transaction.

Net cash used in operating activities totaled $4,709,000 for the six months ended December 31, 2003, primarily consisting of net loss of $4,312,000, a decrease of $557,000 in accounts payables and accrued expenses, an increase of $654,000 in accounts receivable, and $513,000 in deferred revenue, offset by a decrease in inventory of $336,000 and non cash charges for stock-based compensation expense of $405,000, amortization and depreciation of $125,000 and an additional reserve for bad debt of $524,000. For the six months ended December 31, 2002, cash provided by operating activities totaled $360,000. The cash provided by operating activities for the six months ended December 31, 2002 consists primarily of the net loss of $877,000, offset by a non cash charge for amortization of purchased intangibles and depreciation of $781,000 and changes in operating assets and liabilities.

For the six months ended December 31, 2003, cash provided by investing activities totaled $3,649,000 as a result of $3,891,000 being released from attorney’s escrow related to the proceeds from the sale of the Company’s Series D Preferred Stock, net of $242,000 in capital expenditures. In the six months ended December 31, 2002, cash used in investing activities amounted to $62,000.

For the six months ended December 31, 2003, cash provided by financing activities totaled $1,190,000 as a result of the receipt of proceeds from long-term borrowings from the company’s credit facility with Silicon Valley Bank. The proceeds from the term loan were used to satisfy $1,293,000 of outstanding federal and state payroll tax liabilities and interest of $42,000. As of December 31, 2003 the Company had not drawn down on the $500,000 working capital facility. These proceeds from financing activities were further offset by financing expenses of $135,000 and repayment of long-term debt of $5,000. In the three months ended December 31, 2002, cash used in financing activities amounted to $100,000 which was related to the retirement of Series B stock.

On May 7, 2003, the Company obtained a facility line of credit with Silicon Valley Bank. The maximum that can be drawn on the line of credit is $250,000. The amount available is subject to a borrowing base consisting of 80% of eligible accounts receivable. The line of credit matures on May 6, 2004. The facility bears interest at prime plus 2% per annum and a handling fee of 0.25% of specific accounts receivable invoices financed. The line of credit is secured by eligible accounts receivable and inventory. As of December 31, 2003, there was no outstanding balance on this line of credit.

On December 30, 2003, the Company entered into a credit facility (the “SVB facility”) with Silicon Valley Bank. The SVB facility provides the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and a $500,000 working capital facility. The term loan is payable in monthly installments over a 36 month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (4% as of December 31, 2003) plus  1/2 percent. The SVB facility is secured by the Company’s assets, including its intellectual property, and a guarantee of the Company’s two largest shareholders. In exchange for the facility guarantee, the shareholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants are exercisable into shares of the Company’ s Series D Preferred Stock at an exercise price of $0.015 per share. The Company has recorded a deferred financing cost of $500,000 related to the value of the warrants issued to the guarantors of the SVB facility. These deferred financing costs will be amortized over a 36 month period commencing February 1, 2004.

The Company’s wholly-owned subsidiary, Voxware n.v., maintains a facility line of credit with KBC Bank Roeselare. The maximum amount that can be drawn on this line of credit is €250,000. This line of credit is due upon demand. The facility bears interest at 7.10% per annum and a handling fee of 1.50% of the gross advance amounts drawn, and is secured by 30% of Voxware n.v. inventory balances. As of December 31, 2003, there was no outstanding principal balance on the line of credit.

Voxware n.v. also has an equipment loan with KBC Bank Roeselare. The original amount of this loan was €70,000. This equipment loan is due November 13, 2005, and is payable in 36 equal installments of €2,136. The facility bears interest at 6.12% per annum, and is secured by a blanket lien on equipment. As of December 31, 2003, there was an outstanding principal balance of $61,000.

We believe that adequate capital resources will be available to fund our operations for the year ending June 30, 2004.

Operating Lease Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
New Jersey	24,000	24,000	—	—	—
Boston	1,152,000	—	864,000	288,000	—
NV	20,100	—	20,100	—	—

Operating Leases Obligations	1,196,100	24,000	884,100	288,000	—
Capital Lease Obligations	—	—	—	—	—
Long-Term Debt	1,653,143	—	1,653,143	—	—
Purchase Obligations	—	—	—	—	—

Total	2,849,243	24,000	2,537,243	288,000	—

Recent Accounting Pronouncements

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure on the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. The Company adopted the required disclosure provisions of SFAS 148 as described under accounting policy footnote “Stock based compensation”.

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

If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. As of December 31, 2003, we had an accumulated deficit of $61,586,000. If we continue to incur operating losses and fail to consistently be a profitable company, we may be unable to continue our operations. In addition, we expect to continue to incur net losses in at least the near term quarters. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. For the three month and six months ended December 31, 2003, two and four customers accounted for 36% and 39% of our total revenues, respectively. We believe that a substantial portion of our net sales will continue to be derived from sales to a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been and likely will continue to be in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could materially adversely affect our results of operations.

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

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Our common stock closed as high as $0.20 and as low as $0.08 per share between July 1, 2003 and December 31, 2003. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

On June 27, 2003, we issued to various accredited investors 485,267,267 shares of Series D Preferred Stock, and Series D Preferred Stock warrants and common stock warrants (collectively, the “2003 Warrants”) to purchase up to 93,333,333 shares of Series D Preferred Stock and 18,666,667 shares of common stock, respectively. During the quarter ended December 31, 2003, certain holders of the Company’s Series D Warrants exercised 37,011,706 in eligible warrants in exchange for 37,011,706 shares of the Companies Series D Preferred Stock. In connection with the Series D Preferred Stock private placement, each respective Purchaser has agreed not to sell any shares of Common Stock issued upon the conversion of the Series D Preferred Stock for a period of one (1) year through June 27, 2004. 56,222,222 of the unexercised warrants have been cancelled as of December 31, 2003.

On December 30, 2003, the Company issued 133,333,333 warrants. The warrants are convertible into 133,333,333 shares of the Company’s Series D Preferred Stock. These warrants were issued in consideration for the Company’s two largest investors guaranteeing the Company’s credit facility with Silicon Valley Bank.

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

If the holders of the Series B Preferred Stock, the Series D Preferred Stock and the 2003 Series D Warrants elect to have their collective holdings assumed by a potential acquirer of our company, the potential acquirer could be deterred from completing an acquisition.

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

In connection with the Series D Preferred Stock financing, we will register additional shares of our common stock. In connection with the Series D Preferred Stock financing, we will register 552,883,274 additional shares of our common stock underlying the Series D Preferred Stock, Series D Preferred Stock warrants and common stock warrants. Consequently, sales of substantial amounts of the our common stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our common stock.

Our management and other affiliates have significant control of our common stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of December, 2003, our executive officers, directors and affiliated entities together beneficially own approximately 397,590,000 shares of our common stock, assuming the exercise of options, warrants and other common stock equivalents which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

Foreign Currency Exchange Rate

We frequently denominate our sales to certain European customers in Euro and Pound Sterling, and also incur expenses in currencies other than the functional currency from our Voxware n.v. reporting subsidiary. Although we do not currently hedge certain balance sheet exposures and inter-company balances against future movements in foreign currency exchange rates, we do anticipate exploring using foreign exchange contracts in the future. We did not hold derivative financial instruments for trading purposes during the three month periods ended December 31, 2003 and 2002, and we do not intend to utilize derivative financial instruments for trading purposes in the future.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-145(e) and 15d-145(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In connection with the Company’s credit facility with Silicon Valley Bank entered into on December 30, 2003, the Company issued 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock to the Company’s two largest shareholders in consideration of such shareholders’ guarantee of such credit facility. The warrants are exercisable for shares of the Company’s Series D Preferred at an exercise price of $0.015 per share. In connection with the issuance of such Series D warrants, the Company increased the number of designated shares of Series D Convertible Preferred Stock in its Amended and Restated Certificate of Incorporation to 656,000,000 shares.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Amendment dated December 30, 2003 to the Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2004.

4.1	Series D Convertible Preferred Stock Purchase Warrant dated December 30, 2003 issued to Edison Venture Fund V, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2004.

10.1	Loan and Security Agreement dated December 30, 2003 between Voxware, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2004.

10.2	Intellectual Property Security Agreement dated as of December 30, 2003 by and between Voxware, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2004.

10.3	Unconditional Guaranty dated December 30, 2003 executed by Edison Venture Fund V, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2004.

10.4	Unconditional Guaranty dated December 30, 2003 executed by Cross Atlantic Technology Fund II, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2004

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)	Subsequent to the end of the quarter, the Company filed a Current Report on Form 8-K with the SEC on January 6, 2004 announcing the completion of a credit facility with Silicon Valley Bank.

(ii)	Subsequent to the end of the quarter, the Company filed a Current Report on form 8-K with the SEC on January 6, 2004 announcing changes in its Senior Management.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 23, 2004

VOXWARE, INC. (Registrant)

By:	/s/ Thomas J. Drury, Jr.
Thomas J. Drury, Jr., President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Allen M. Adler
Allen M. Adler Chief Financial Officer (Principal Financial and Accounting Officer)