Form 10-K/A
period 2003-06-30
VOXWARE INC
filed 2004-03-26
CIK 933454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

COMMON STOCK, $.001 par value per share

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K as amended by Form 10-K/A Amendment No. 2.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,222,428 as of March 11, 2004, based upon the closing sale price of the common stock as quoted on the Nasdaq OTC Bulletin Board. This amount excludes an aggregate of 20,216,797 shares of common stock held by executive officers, directors and by each individual and entity that owns 5% or more of the common stock outstanding at March 11, 2004. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 11, 2004 was 37,680,061.

VOXWARE, INC.

ANNUAL REPORT ON FORM 10-K AS AMENDED BY FORM 10-K/A Amendment No. 2

For Fiscal Year Ended June 30, 2003

PART I

This Annual Report on Form 10-K as amended by Form 10-K/A Amendment No. 2 contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management, as well as assumptions made by and the information currently available to our management. When used in this Annual Report, the words estimate, project, believe, anticipate, intend, expect and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this annual report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent circumstances, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this Annual Report, or to reflect the occurrence of unanticipated events. You should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K for the year ended June 30, 2003 is being filed to present restated consolidated financial statements as of June 30, 2003 and for the year ended June 30, 2003. A description of the adjustments that comprise the restatements is discussed in Note 2 of the Notes to Consolidated Financial Statements included in this report.

This report on Form 10-K/A Amendment No. 2 amends and restates Item 1 in Part I, Item 6, 7 and 8 in Part II and Item 10, Item 11 and Item 12 in Part III of the original Form 10-K.

ITEM 1 BUSINESS.

Overview

We are a leading provider of voice-based technology that optimizes the front line logistics and distribution center workforce. Our primary product, VoiceLogistics, enables warehouse workers to perform a wide array of logistics tasks-such as picking, receiving, put away, replenishment, loading, returns processing, cycle counting, cross-docking and order entry-more efficiently and effectively. VoiceLogistics also gives distribution center management an effective tool for reducing logistics costs and optimizing complex materials handling processes.

The VoiceLogistics solution is a combination of software, hardware and professional services. Enabled by our patented speech recognition and patent-pending VoiceXML web browser technologies, the VoiceLogistics solution creates a dynamic, real-time link between highly mobile workers, the warehouse management system ( WMS ) and supervisory personnel. We believe that our solution is unique in the industry because it is the first web-based, people-centric, interactive speech recognition application engineered specifically to operate in highly demanding industrial environments. The Company was notified by the United States Patent and Trademark office that its application for patent (Patent # 6662163) had been approved on December 9, 2003.

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

The VoiceLogistics solution includes software and hardware components, and generally some professional services elements. The software component includes two important Voxware proprietary software technologies that are installed on each wearable computer. One is our patented, noise-robust Voxware Integrated Speech Recognition Engine ( VISE ), designed specifically for high performance industrial environments. The other is our patent-pending Voice Extensible Markup Language ( VoiceXML ) voice browser, called VoxBrowser, which uses standard web technologies to enable application-level functionality on the wearable computer.

The VoiceLogistics solution also generally includes Voxware proprietary application software that is installed on a server which communicates with both a central WMS (or system of record) and many special purpose wearable computers that are worn by individual warehouse workers. Using a wireless 802.11B LAN, VoiceLogistics directs the workers-giving them tasks and verifying what they do. It also updates the central system and is capable of responding immediately to a wide variety of situations that can develop as the work shift progresses. With VoiceLogistics, workers are generally more productive and accurate than would otherwise be possible.

The current VoiceLogistics wearable computer is the VLS-310, a proprietary system manufactured by us. It is a highly rugged device that has been successfully deployed to thousands of warehouse workers in North America and Europe. We are currently working with several of the major vendors of handheld wireless computers to also provide the VoiceLogistics software components on their devices; a development that will give customers an additional choice of hardware in the future, and will allow Voxware to expand its product line with new, multi-modal versions of VoiceLogistics, which will work both via speech recognition and via infrared scanning as appropriate.

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

In the fiscal year ended June 30, 2003, 92% of our revenues came from the VoiceLogistics product line.

Stationary Devices. We also sell other voice-based devices used primarily for warehouse receiving, remittance, processing and package sorting applications where mobility is not required. These products include our VoxSort product line, and also are based on our patented speech recognition technology. Much like the VoiceLogistics portable device, these products employ electronics and software to recognize what was said and send commands to a computer to effect an action such as communicating with the system network or printing a label. Our sales of stationary products range from individual boards to complete computer workstations, depending on the customer s application. In the fiscal year ended June 30, 2003, 3% of our revenues came from these stationary devices.

Speech Coding Technologies. We also generate revenues from licensing speech coding (or compression) technologies that were developed prior to the sale of the assets relating to that business in September 1999 to Ascend Communications, Inc. ( Ascend ) (a wholly owned subsidiary of Lucent Technologies, Inc.). The sale of the assets did not include our rights and obligations under its then existing license agreements. We continue to have revenue from existing licensees of our speech coding technology in the form of periodic license renewal fees, royalties and maintenance fees. In the fiscal year ended June 30, 2003, 5% of our revenues came from these speech coding sources.

While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we do not anticipate dedicating resources to the development, marketing or licensing of our speech coding technologies to potential new licensees.

Sales and Distribution

We sell directly to large companies in North America and Europe. We also utilize third parties such as consultants, value added resellers ( VARs ) and systems integrators to sell or assist us in selling our products. To date, we have signed agreements with several third party partners. We believe that the establishment of a network of third party partners with extensive knowledge of specific market sectors is important to our long-term success in those sectors.

Earlier in fiscal 2003, we acquired a significant equity interest Voxware n.v. to develop a stronger presence in Europe. Subsequently, in June 2003, upon consummation of private placement of Series D Preferred Stock we acquired the remaining equity interests in Voxware n.v. that we previously did not own. Voxware, n.v. is a full-service office (sales, marketing, professional services, support and finance) in Brugge, Belgium. We further expanded our European presence, with personnel additions in the United Kingdom, France and Germany during fiscal 2003. Subsequently, we won initial deals with new customers in a variety of European markets, including the United Kingdom, the Benelux region, France and Germany. We anticipate that further development of these markets will be supported through both direct selling and third party relationships.

We believe that the most effective third party distribution relationships are those in which the partner not only resells our hardware, but also our software applications and our professional services. Our Voxware Solution Partner ( VSP ) certification program provides training in the VoiceLogistics product set and architecture, interface design, application development, and our implementation methodology. The VSP program enables us to work with partners to deliver a solution to a joint customer’s first warehouse, and then turn the implementation at follow-on warehouses over to the partner.

While it is not our major focus, in the past we have worked with third party partners who purchase products from us at a discount and incorporate them into application systems for various target markets and/or consult us in the development of application systems for end-users. These application systems integrate our products with additional hardware and software components and include service and product support. These partners then resell or lease the application systems to end-user customers. Under these types of partnership agreements, we warrant to repair, replace or refund the purchase price of any defective product delivered to a third party partner or their customer, provided that we are notified of the defective product generally within 90 days from delivery of the product to the end-user in the case of software and up to one year in the case of hardware. We do not believe that this kind of partnership is, in the long term, compatible with our plans to grow the software portion of our business. Therefore, we are not actively recruiting new partners of this type.

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

We currently generate revenues through both our voice-based solutions business and our speech coding business. For the fiscal year ended June 30, 2003, 95% of our revenue was derived from our voice-based solutions business and 5% from our speech compression business. For the year ended June 30, 2003, 3 customers accounted for 63% of our total revenues. There can be no assurance that these customers will continue to seek our products and services at the same levels as they have in the past, or at all.

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

Sale of Speech Coding Business

Prior to our acquisition of the assets of Verbex Voice Systems, Inc. ( Verbex ) on February 18, 1999, we developed, marketed, licensed and supported digital speech and audio technologies, solutions and applications. On September 21, 1999, our stockholders approved the sale of substantially all of the assets of our speech coding business to Ascend. The sale to Ascend did not include our rights and obligations under our existing speech coding license agreements. As part of the sale, we received a license from Ascend to use the speech coding technologies necessary to service those existing licensees. With the consent of Ascend, we may also license the speech coding technologies to new licensees for uses that are not competitive with Ascend. Our revenue from licensing speech coding technologies and audio compression technologies has been steadily decreasing. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we do not anticipate dedicating resources to the development, marketing or licensing of our speech coding technologies to potential new licensees

Patents and Proprietary Information

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

The software market has traditionally experienced widespread unauthorized reproduction of products in violation of manufacturers intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce the manufacturers intellectual property rights are often burdensome and involve a high degree of uncertainty and costs.

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

Employees

As of December 31, 2003, we had 65 full-time employees and consultants, consisting of 22 in cost of revenues (which includes professional services, customer support and manufacturing), 23 in research and development, 12 in sales and marketing, 8 in general and administrative. As of June 30, 2003, as a result of acquiring the remaining 67% equity interest of Voxware n.v. which we did not already own, we added an additional staff of 13 full-time employees and consultants in Europe consisting of 7 in research and development, 3 in sales and marketing, and 3 in general and administrative. Forty-one of our employees are located at our Cambridge, Massachusetts facility, 12 are located at our corporate offices in Lawrenceville, New Jersey, and 12 are located at our European headquarters in Brugge, Belgium. The remainder of our employees work at various other locations. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our employee relations are good.

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

This Annual Report on Form 10-K as amended by Form 10-K/A Amendment No. 2 also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-K as amended by Form 10-K/A Amendment No. 2.

If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. As of June 30, 2003, we had an accumulated deficit of $58,163,000. If we continue to incur operating losses and fail to consistently be a profitable company, we may be unable to continue our operations. In addition, we expect to continue to incur net losses in at least the near term quarters. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. For the year ended June 30, 2003, 3 customers accounted for 63% of our total revenues. We believe that a substantial portion of our net sales will continue to be derived from sales to a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been and likely will continue to be in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could materially adversely affect our results of operations.

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

If we cannot integrate our speech recognition products with other components of customer systems, we may not be able to sell our products. Although state-of-the-art speech recognition technology is important to generating sales in our target markets, other components of a voice-based system are also necessary. Our products must be easily integrated with customers asset management and information systems. The ability to incorporate speech recognition products into customers systems quickly and without excessive cost or disruption will be a key factor in our success. We do not now possess all the necessary components for system integration. Acquisitions, joint ventures or other strategic relationships may be required for us to develop or obtain access to the necessary components to achieve market penetration. We cannot assure you that our efforts will be successful and, to the extent we are unsuccessful, our business may be materially adversely affected.

There are a number of factors which may cause substantial variability in our quarterly operating results. Our revenue, gross profit, operating income/(loss) and net income/(loss) may vary substantially from quarter to quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include the following:

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

On June 27, 2003, we issued to various accredited investors 485,267,267 shares of Series D Preferred Stock, and Series D Preferred Stock warrants and common stock warrants (collectively, the 2003 Warrants ) to purchase up to 93,333,333 shares of Series D Preferred Stock and 18,666,667 shares of common stock, respectively.

As defined in the transaction agreements, certain purchasers also have received additional warrants to purchase 37,111,111 shares of Series D Preferred Stock at an exercise price of $0.001 per share. Such warrants will expire on June 27, 2013. During the quarter ended December 31, 2003, certain holders of the Company’s Series D Warrants exercised 37,011,706 in eligible warrants in exchange for 37,011,706 shares of the Company’s Series D Preferred Stock. As a result of the restatement of revenue (See Note 2) and in accordance with the terms of the warrants agreement, as indicated in this Form 10-K/A Amendment No. 2, the Company will issue an additional 23,777,778 Series D preferred stock warrants to respective purchasers according to the warrants agreement. The remaining 32,444,444 warrants have been cancelled as of December 31, 2003 in accordance with the terms set forth in the warrants agreements.

If the Company fails to complete filing of registration statements, as defined in the transaction agreements, these certain purchasers can also receive additional common stock warrants to purchase up to 18,666,667 additional shares of common stock at an exercise price of $0.015 per share. Such warrants, if issued, would expire on June 27, 2013. The Company has filed a registration statement in a timely manner, as required. Company counsel has received a comment letter from the Securities and Exchange Commission requesting additional information related to the filing of the registration statement. The Company is using its best efforts to respond to the Commission and have the registration statement become effective as soon as reasonably practicable. The holders of the Series D Preferred Stock have contingently waived their rights to receive these warrants.

In connection with the Series D Preferred Stock private placement, each respective Purchaser has agreed not to sell any shares of Common Stock issued upon the conversion of the Series D Preferred Stock for a period of one (1) year through June 27, 2004. In addition, each of the respective Purchasers has agreed for a period of two (2) years from the date of the closing that it shall limit its sale of any shares of Common Stock issued upon conversion of Series D Preferred Stock to no more than ten percent (10%) of the previous month’s trading volume on the principal securities exchange, automated quotation service or consolidated reporting system upon which the Company’s common Stock is then listed and not to short sell any shares of Common Stock issued upon conversion of Series D Preferred Stock. All shares of Series D Preferred Stock rank senior in liquidation preference to all other securities issued by the Company.

On December 30, 2003, the Company issued 133,333,333 warrants. The warrants are convertible into 133,333,333 shares of the Company’s Series D Preferred Stock. These warrants were issued in consideration for the Company’s two largest investors guaranteeing the Company’s credit facility with Silicon Valley Bank.

The perceived risk of dilution or any actual dilution occasioned by the conversion of Series B and Series D Preferred Stock, exercise of the 2003 Warrants and/or issuance of awards under the 2003 Stock Option Plan may cause our stockholders to sell their shares, which would contribute to the downward movement in stock price of the common stock. In addition, the significant downward pressure on the trading price of the common stock could encourage investors to engage in short sales, which would further contribute to the downward spiraling price of the common stock.

The perceived risk of dilution or any actual dilution occasioned by the conversion of Series B and Series D Preferred Stock, exercise of the 2003 Warrants and/or issuance of awards under the 2003 Stock Option Plan could also make it difficult to obtain additional financing. New investors could either decline to make an investment in us due to the potential negative effect of the dilution on a potential investment or require that their investment be on terms at least as favorable as the terms of the Series D Preferred Stock Purchase Agreement.

Future sales of our common stock in the public market could adversely affect the price of our common stock. Sales of substantial amounts of our common stock in the public market that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of March 8, 2004, these shares include:

•	approximately 148,996 shares of common stock owned by our executive officers and directors;

•	approximately 3,055,792 shares of common stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended (the Act );

•	approximately 79,681 shares issuable to one selling stockholder upon the exercise of the certain warrants which may be sold under a prospectus filed under the Act;

•	approximately 522,278,972 shares of common stock issuable upon conversion of the Series D Preferred Stock which may be sold under a prospectus that has been filed under the Act. Such registration statement has not been declared effective by the Securities and Exchange Commission;

•	approximately 23,877,183 shares of common stock issuable upon the exercise and conversion of the Series D Preferred Stock warrants which may be sold under a prospectus that has been filed under the Act. Such registration statement has not been declared effective by the Securities and Exchange Commission;

•	approximately 8,250,000 shares of common stock issuable upon conversion of the Series B Preferred Stock issued in August 2001 which may be sold under a prospectus filed under the Act;

•	up to 18,666,667 shares of common stock potentially issuable to warrant holders upon the exercise of common stock warrants under penalty clauses contained in agreements with certain Series D Preferred stockholders; the holders who were awarded these warrants have contingently waived their rights to receive these warrants;

•	approximately 133,333,333 shares of common stock issuable upon the exercise and conversion of the Series D Preferred Stock warrants which may be sold under a prospectus that has been filed under the Act. Such registration statement has not been declared effective by the Securities and Exchange Commission;

•	approximately 100,083,333 shares of common stock potentially issuable to warrant holders and option holders which may be sold under a prospectus to be filed under the Act;

•	an undetermined amount of additional shares of common stock potentially issuable as dividends on the Series D Preferred Stock which may be sold under a prospectus to be filed under the Act; and

•	additional shares of common stock that may be issuable under penalty clauses contained in agreements with certain stockholders.

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

Among our obligations which an acquirer might be forced to assume which would act as a deterrent are:

•	the 2003 Warrants provision which could have an adverse effect on the market value of the acquirer s outstanding securities;

•	the obligation to register the re-sale of the common stock issuable upon conversion of the Series B Preferred Stock, Series D Preferred Stock, the 2003 Warrants, and the 2003 Stock Option Plan which could result in the sale of a substantial number of shares in the market;

•	the obligation to pay dividends on the Series D Preferred Stock;

•	the obligation to seek the consent of the holders of the Series D Preferred Stock before we can issue securities which have senior or equal rights as the Series D Preferred Stock, sell all or substantially all of our assets, or take other actions with respect to the Series D Preferred Stock or securities which have less rights than the Series D Preferred Stock.

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

Our management and other affiliates have significant control of our common stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of March 8, 2004, our executive officers, directors and affiliated entities together beneficially own approximately 542,145,502 shares of our common stock, assuming the exercise of options, warrants and other common stock equivalents which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our common stock is considered a penny stock and may be difficult to sell. The Securities and Exchange Commission, or SEC, has adopted regulations which generally define a penny stock to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Presently, the market price of our common stock is substantially less than $5.00 per share and therefore may be designated as a penny stock according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is traded on the NASD OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock.

ITEM 2 PROPERTIES.

Effective July 1, 2000, we entered into a lease for our executive facility, which contains approximately 4,000 square feet of office space in Lawrenceville, New Jersey. The initial term of this lease expired on June 30, 2003. This lease has been extended and will expire on June 30, 2004. The Company has been successful in the past in negotiating additional six-month extensions to this lease and believes it will be successful in obtaining additional six-month extensions or obtaining a long term lease. Total payments under this lease consist of a base rent of $16.00 per square foot in the first year, $17.00 per square foot in the second year, $18.00 per square foot in the third year and during the first six month extended period to December 31, 2003, and $19 per square foot during the second six month extended period to June 30, 2004, plus escalations for property operating expenses, property taxes and other items. We entered into a Sublease Agreement in February 2002, under which we subleased and shared approximately 34% of our space in the facility. The Sublease Agreement was terminated as of June 30, 2003.

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

ITEM 3 LEGAL PROCEEDINGS.

We were required to redeem our outstanding Series B Preferred Stock thirty months after August 10, 2000, or February 10, 2003, provided funds were legally available under Delaware law. We did not redeem the Series B Preferred Stock on the redemption date, as we believed that funds were not legally available for such redemption. On February 13, 2003, Castle Creek Technology Partners, LLC ( Castle Creek ), the holder of the Series B Preferred Stock, filed a lawsuit against us in the United States District Court in Delaware seeking redemption of the Series B Preferred and payment of the applicable redemption payment.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

The terms of David B. Levi and Eli Porat as Directors extended beyond the meeting and they continued as Directors after the meeting.

The proposals and results of the vote of the stockholders taken at the meeting by ballot and proxy were as follows:

1. The result of the vote taken at the meeting with respect to the election of the nominee for our Board of Directors was as follows:

Nominee	For	Withheld
Bathsheba J. Malsheen	21,416,983 Votes	4,025,091 Votes

2. The proposal to approve a recapitalization of our capital stock was approved by the stockholders with the following vote:

FOR	AGAINST	ABSTAIN
14,585,156 Votes	2,224,099 Votes	155,217 Votes

3. The results of the vote to elect four directors nominated by the holders of the Series D Preferred Stock were as follows:

Nominee	For	Withheld
Ross T. Martinson	15,238,263 Votes	1,726,209 Votes
Michael Janis	15,236,046 Votes	1,728,426 Votes
Joseph A. Allegra	15,221,146 Votes	1,743,326 Votes
Glenn T. Rieger	15,233,973 Votes	1,730,499 Votes

4. The proposal to adopt our 2003 Stock Incentive Plan was approved by the stockholders with the following vote:

FOR	AGAINST	ABSTAIN
13,635,614 Votes	3,139,499 Votes	189,359 Votes

5. The proposal to ratify the appointment of WithumSmith+Brown, P.C. was approved by the stockholders with the following vote:

FOR	AGAINST	ABSTAIN
24,912,451 Votes	352,432 Votes	177,191 Votes

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Since March 1, 2001, our common stock has traded on the Nasdaq OTC Bulletin Board under the symbol VOXW. The following table sets forth the high and low sale prices as quoted on the Nasdaq OTC Bulletin Board for our two most recent fiscal years.

	High	Low
Fiscal Year Ended June 30, 2002:
Quarter ended September 30, 2001	$0.340	$0.140
Quarter ended December 31, 2001	$0.270	$0.060
Quarter ended March 31, 2002	$0.190	$0.100
Quarter ended June 30, 2002	$0.140	$0.050

Fiscal Year Ended June 30, 2003:
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

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended June 30,
	1999	2000	2001	2002	Restated 2003
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$2,886	$3,801	$2,045	$4,501	$8,392

Total cost of revenues	971	869	1,533	2,417	4,342

Net loss applicable to common stockholders	(4,286)	(2,245)	(19,234)	(5,917)	(7,644)
Net loss per share applicable to common stockholders-basic and diluted	(0.32)	(0.16)	(1.32)	(0.32)	(0.31)
Weighted average number of shares used in computing net loss per common share-basic and diluted	13,330	13,667	14,517	18,575	24,399

	As of June 30,
	1999	2000	2001	2002	Restated 2003
	(in thousands)
Balance Sheet Data:

Cash, cash equivalents, cash held in attorney’s escrow account, and short term investments	$4,446	$3,226	$578	$6	$4,247
Working capital (deficit)	4,446	4,351	573	(327)	2,550

Total assets	12,592	17,440	5,813	3,191	8,847

Long-term debt	—	—	—	—	38

Series A, B and C mandatorily redeemable convertible preferred stock	—	—	3,193	4,342	—
Stockholders equity (deficit)	9,709	16,053	285	(3,559)	3,772

The selected statement of operations data for the years ended June 30, 2002 and 2003, and the selected balance sheet data as of June 30, 2002 and 2003, have been derived from the financial statements of the Company, which have been audited by WithumSmith+Brown, P.C., independent certified public accountants, and which financial statements are included elsewhere in this Annual Report on Form 10-K as amended by Form 10-K/A Amendment No. 2. The selected statement of operations data for the year ended June 30, 2001, and the selected balance sheet data as of June 30, 2001, have been derived from the financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, and which financial statements are included elsewhere in this Annual Report on Form 10-K as amended by Form 10-K/A Amendment No. 2. The selected statements of operations data for the fiscal years ended June 30, 1999 and 2000, and the balance sheet data as of June 30, 1999 and 2000, have been derived from the Company’s audited financial statements not included herein. The selected statement of operations data set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K as amended by Form 10-K/A Amendment No. 2.

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

VoiceLogistics is our primary product line. Our VoiceLogistics solution includes software and hardware components, and generally some combination of professional services, extended warranty, maintenance and customer support elements. The software component of our VoiceLogistics product line includes our voice-based VISE and VoxBrowser proprietary software technologies that are installed on our proprietary hardware. Product sales are comprised of such proprietary hardware and voice-based software. In addition, our proprietary application software is generally installed as part of our VoiceLogistics solution on a server, which communicates with both the central WMS (or system of record) and many wearable computers. The current hardware component utilized as part of the VoiceLogistics solution is our own proprietary system called the VLS-310. We also offer our VoiceLogistics customers the option to retain us to provide installation, implementation and training services, as well as other assistance in tailoring our solution to meet specific requirements within their facilities. We typically recognize all hardware, software and professional services revenues on initial customer sites in the period that the implementation is completed. After the initial site, for follow-on sites, revenue is recognized in the period when hardware and software are delivered, and in the period when professional services are rendered. Additionally, we offer customers and resellers the option of entering into extended warranties on hardware and annual maintenance and technical support arrangements with us.

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

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ( SOP ) No. 97-2, Software Revenue Recognition, as amended. SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, does not currently apply since arrangements with our customers do not require significant production, modification, or customization to our software. Revenues from product sales and license fees generally are recognized upon shipment of hardware and applicable software, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. Vendor-specific objective evidence of the fair value of the hardware and software components is based on the price determined by management when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management. Service revenues for professional services fees are generally recognized upon completion of implementation, or over the period in which such services are rendered, provided there are no significant post-delivery obligations connected with such services. Extended warranty and maintenance revenues, including the amounts bundled with initial or recurring revenues, are recognized over the term of the warranty or support period, which is typically one year. If an acceptance period is required, revenues are recognized upon customer acceptance.

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

We evaluate the recoverability of goodwill annually or more frequently if impairment indicators arise, as required under Statement of Financial Accounting Standards ( SFAS ) No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value-based test at the business segment level. A goodwill impairment loss is recorded for any goodwill that is determined to be impaired. Under SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized for an intangible asset to the extent that the assets carrying value exceeds its fair value, which is determined based upon the estimated future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

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

Results of Operations

Fiscal 2003 Versus Fiscal 2002

Revenues

We recorded revenues of $8,392,000 for the year ended June 30, 2003 compared to revenues of $4,501,000 for the year ended June 30, 2002. The $3,891,000 (86%) increase in total revenues reflects an increase in product sales, license fees, service fees, royalties and maintenance revenues. During the fiscal year ended June 30, 2003, we recognized $7,942,000 (95% of total revenue) from the sale of voice-based solution products compared to $4,233,000 (94% of total revenues) during the prior fiscal year ended June 30, 2002. We expect that sales of voice-based solutions will comprise the most significant portion of our revenue in the foreseeable future. Revenues from speech compression technologies for the year ended June 30, 2003 approximated $450,000 (5% of total revenues) versus $268,000 (6% of total revenues) for the year ended June 30, 2002.

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

Service revenues were primarily attributable to customer maintenance support, fees for engineering services relating to our speech coding technologies business, and professional service fees relating to voice-based solutions. For the fiscal year ended June 30, 2003, service revenues totaled $1,071,000, reflecting an increase of $186,000 (21%) from service revenues of $885,000 for the fiscal year ended June 30, 2002. The increase in service revenues is primarily attributable to additional customer maintenance support revenues and professional service fees related to our VoiceLogistics product line.

Cost of Revenues

Cost of revenues increased $1,925,000 (80%) from $2,417,000 for the fiscal year ended June 30, 2002 to $4,342,000 for the fiscal year ended June 30, 2003.

Cost of product revenues increased $1,657,000 (83%) from $1,997,000 in the fiscal year ended June 30, 2002 to $3,654,000 in the fiscal year ended June 30, 2003. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. As of June 30, 2003 and 2002, our manufacturing staff, comprised of 5 and 4 individuals, respectively, is included in cost of product revenues. The increase in cost of product revenues is primarily attributable to the incremental manufacturing material costs required to handle the increased number of customer orders fulfilled for our VoiceLogistics product line during fiscal year ended June 30, 2003.

During the fiscal years ended June 30, 2003, 2002 and 2001, the Company recovered none, $13,000 and $150,000, respectively, of costs previously charged to inventory reserves. As a result, the Company’s gross margin in the respective fiscal periods that the recoveries occurred contained favorable margins.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $268,000 (64%) from $420,000 in the fiscal year ended June 30, 2002 to $688,000 in the fiscal year ended June 30, 2003. As of June 30, 2003 and 2002, our customer support and professional services staff, comprised of 10 and 8 individuals, respectively, is included in the cost of service revenues. The increase in cost of service revenues reflects the increased number of customer implementations that required our professional services and customer support teams to service their sites equipped with the VoiceLogistics product line.

Operating Expenses

Total operating expenses increased by $184,000 (3%) to $6,322,000 in the fiscal year ended June 30, 2003 from $6,138,000 in the fiscal year ended June 30, 2002. As of June 30, 2003, headcount totaled 47 compared to 39 at June 30, 2002. We routinely allocate from operating expenses to cost of revenues all actual time and related costs of research and development personnel who perform such work. During the years ended June 30, 2003 and 2002, we allocated $225,000 and $168,000, respectively, of operating expenses to cost of revenues.

Research and development expenses primarily consist of employee compensation, consulting fees and equipment depreciation related to product research and development. Our research and development expenses increased $382,000 (22%) to $2,110,000 in the fiscal year ended June 30, 2003 from $1,728,000 in the fiscal year ended June 30, 2002. The increase in research and development expenses is due primarily to increased personnel costs and consulting fees paid during the year to develop new applications to broaden our VoiceLogistics product line. As of June 30, 2003, our research and development team was comprised of 19 employees compared to 15 at June 30, 2002.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses increased $213,000 (18%) to $1,379,000 in the fiscal year ended June 30, 2003 from $1,166,000 in the fiscal year ended June 30, 2002. The increase in sales and marketing expenses is due primarily to activating a fully functional marketing department during the second half of fiscal 2003, and the increase in commissions due to increased annual sales activity. As of June 30, 2003, our sales and marketing staff was comprised of 8 employees compared to 7 at June 30, 2002.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $113,000 (6%) to $2,059,000 in the fiscal year ended June 30, 2003 from $1,946,000 in the fiscal year ended June 30, 2002. As of June 30, 2003, the general and administrative staff remained constant at 5 employees at both June 30, 2003 and June 30, 2002. The decrease in general and administrative expenses is due primarily to reduced employee compensation paid to key executives during the fiscal year ended June 30, 2003 compared to the prior fiscal year.

On June 27, 2003, we acquired the remaining 67% equity interest of Voxware n.v. As of June 30, 2003, the European office had a staff of 13 full-time employees and consultants consisting of 5 in cost of revenues (which includes professional services and customer support), 2 in research and development, 2 in sales and marketing, and 4 in general and administrative.

Interest Expense

Interest expense for the fiscal year ended June 30, 2003 was $253,000 compared to none for the fiscal year ended June 30, 2002. Interest expense consists of $185,000 debt discount, $27,000 of interest charged on the Debenture Notes, $14,000 of interest for federal and state payroll tax delinquencies, and an additional $27,000 related to the new credit facility issued during fiscal year ended June 30, 2003.

Gain on Sale of Tax Loss Carryforwards

During 1999, the State of New Jersey passed legislation which allows New Jersey technology companies to apply for the transfer or sale of unused New Jersey state net operating losses and research and development tax credits for cash. Profitable companies can buy these losses and credits at a discount, thereby reducing their state tax obligation. We applied to the State of New Jersey and received determination letters to sell up to approximately $14,900,000 of the Company’s New Jersey State net operating loss carryforwards. We sold $22,000 and $33,000 in fiscal year 2003 and 2002, respectively, of our New Jersey State net operating losses which, upon sale, provided us $18,000 and $27,000 in cash. These cash amounts received were recorded as a gain on sale of tax loss carryforwards.

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

Income Taxes

As of June 30, 2003, we had approximately $30,000,000 of federal net operating loss carryforwards which will begin to expire in 2009 if not utilized. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% shareholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 2003, such a change in ownership occurred. As a result of the change, the Company’s ability to utilize certain of its net operating loss carryforwards will be limited. As of June 30, 2003, a full valuation allowance has been provided on our net deferred tax assets because of the uncertainty regarding realization of the deferred assets, primarily as a result of the operating losses incurred to date.

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

Total product revenues increased $1,873,000 (107%) to $3,616,000 during fiscal year ended June 30, 2002 from $1,743,000 in the prior fiscal year ended June 30, 2001. The increase in total product revenues reflects an increase of $1,974,000 (193%) in product sales or $2,994,000 recognized in fiscal year ended June 30, 2002 compared to $1,020,000 of product sales recognized in the fiscal year ended June 30, 2001. During fiscal year ended June 30, 2002, we recognized license fees of $389,000 compared to $336,000 during fiscal year ended June 30, 2001, resulting in a $53,000 (16%) increase. The increase in product revenues for fiscal year 2002 is reflective of our change in business focus towards the development, marketing and sale of our VoiceLogistics system. VoiceLogistics is a voice-based solution set of software, hardware and professional services designed specifically for use in warehouses, distribution centers and other industrial settings to enable workers to perform typical logistics tasks such as picking, receiving, returns processing, cycle counting and order entry through a speech interface. We have focused our efforts on developing the market for this product and has not aggressively pursued opportunities with our speech compression business. Royalties and recurring revenues are primarily related to our speech compression business that was sold to Ascend, as discussed previously. The decrease in these revenues represents the decline in use of our speech coding products and we anticipate that revenues from the speech compression business will continue to decline. We believe the factors discussed in the Overview above are indicative of future revenues. For the fiscal years ended June 30, 2002 and 2001, 83% and 59% of our product revenues were attributable to product sales, respectively, 11% and 19% were attributable to license fees, respectively, and 6% and 22% were attributable to royalties and recurring revenues, respectively.

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

Gain on Writedown of Warrants to Fair Value

On August 15, 2000, we completed a $4,000,000 private placement of our Series A Preferred Stock and certain warrants to Castle Creek. We allocated the proceeds, net of cash and non-cash transaction costs, to the Series A Preferred Stock and warrants sold to Castle Creek based on the relative fair value of each instrument. The fair value of the warrants was determined based on the Black-Scholes option-pricing model. As a result, we allocated approximately $807,000 to the warrants as of September 30, 2000. The warrants are classified as a liability in the accompanying consolidated balance sheets because the warrants give the holder the choice of net cash settlement at a time when other shareholders would not have such a choice (upon a merger or change in control, as defined). As of June 30, 2002, the outstanding warrants are subject to variable accounting and were adjusted to the fair value of the warrants based upon the closing stock price as of that date. As a result, we adjusted the warrants to zero representing the fair market value as of June 30, 2002, using the Black-Scholes option-pricing model and recorded a gain on the write down of warrants to fair value of $23,000 and $784,000 for the year ended June 30, 2002 and 2001, respectively.

Gain on Sale of Tax Loss Carryforwards

We sold none and $7,480,000 in fiscal year 2002 and 2001, respectively, of the Company’s New Jersey state net operating losses which, upon sale, provided us $0 and $279,000 in cash. We also received a determination letter from the State of New Jersey to sell $33,000 of its New Jersey State research and development credits which, upon the sale in December 2002 provided $27,000 in cash in fiscal year 2002. These amounts were recorded as a gain on sale of tax loss carryforwards in the accompanying Statements of Operations.

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

Liquidity and Capital Resources

As of June 30, 2003, we had a total of $356,000 in cash and cash equivalents and $3,891,000 in cash held in attorney’s escrow account. As of June 30, 2002, our cash, cash equivalents and short-term investments portfolio totaled $6,000. In June 2003, we completed the Series D Private Placement of $5,600,000 of our Series D Preferred Stock, which resulted in proceeds to us of approximately $5,063,000, net of transaction costs. Since inception, we have primarily financed our operations through the sale of equity securities.

Net cash provided from operating activities totaled $387,000 for fiscal 2003, primarily consisting of net loss of $2,388,000, an increase of $911,000 in accounts payables and accrued expenses, an increase of $1,273,000 in accrued payroll tax, penalties and interest, $447,000 of non-cash gains on extinguishments of certain liabilities, as well as an increase of $288,000 in accounts receivable, and amortization and depreciation of $1,019,000. Cash of $1,897,000 and $7,109,000 was used to fund operations for the years ended June 30, 2002 and 2001, respectively. Cash used in operating activities for fiscal 2002 primarily consists of the net loss of $3,993,000, offset by amortization and depreciation of $1,569,000. Cash used in operating activities in 2001 primarily consists of the net loss of $15,669,000 and the gain on the write-down of warrants, sale of tax loss carryforwards and assets of $784,000, $279,000 and $750,000, respectively, offset by amortization and depreciation of $4,413,000, stock-based compensation expense of $15,000 and the asset impairment charge of $4,902,000.

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

For the years ended June 30, 2003, 2002 and 2001, cash provided from financing activities totaled $4,179,000, $1,298,000 and $3,888,000, respectively. In fiscal 2003, $5,063,000 was provided by the issuance of our Series D Preferred Stock and warrants consummated on June 27, 2003, offset by a $650,000 payment to the holder of the Series B Preferred Stock to relinquish certain rights of pre-existing financing arrangements, $513,000 repayment of short-term borrowing obligations and other financing related expenses totaling $75,000. In fiscal 2002, $1,424,000 was provided by the issuance of our Series C Convertible Preferred

Stock and warrants consummated in December 2001. In fiscal 2001, $276,000 was provided by the private placement of common stock and common stock warrants, $3,660,000, net of transaction costs, from the issuance of our Series A Convertible Preferred Stock and warrants consummated in August 2001 and offset by $48,000 from the repurchase of Series A Preferred Stock.

On June 27, 2003, we completed a private placement of Series D Preferred Stock and Series D Preferred Stock warrants and common stock warrants to purchase up to 93,333,333 shares (37,111,111 warrants issued) of Series D Preferred stock and 18,666,667 shares of common stock to various accredited investors. As a result of the restatement of revenue as of June 30, 2003, the Company will issue an additional 23,777,778 warrants to holders of the Company’s Series D Preferred Stock in accordance with the terms set forth in the agreements. The remaining 32,444,444 warrants have been cancelled as of December 31, 2003 in accordance with the terms set forth in the agreements. In total, we issued 485,267,267 shares of Series D Preferred Stock, which shares are convertible into 485,267,267 shares of common stock, which resulted in proceeds to us of approximately $5,063,000, net of transaction costs. In addition to cash transaction costs, we issued warrants to acquire 9,333,333 shares of common stock to Ridgecrest Capital Partners, an investment banker advisor, as an advisory fee. The exercise price for such warrants is $0.015 per share and the warrants expire in 10 years. The Series D Preferred Stock has a 7% dividend payable in cash or equity, at our election, and is initially convertible into our common stock on a one-for-one basis. These purchasers can also receive additional warrants to purchase up to 18,666,667 additional shares of Series D Preferred Stock at an exercise price of $0.001 per share if we fail to complete filing of a registration statement, as described in the transaction agreements. The holders of the Series D Preferred Stock have certain registration rights, as described in the transaction agreements. The holders of the Series D Preferred Stock have contingently waived their rights to receive these warrants.

During the quarter ended December 31, 2003, certain holders of the Company’s Series D Warrants exercised 37,011,706 in eligbible warrants in exchange for 37,011,706 shares of the Company’s Series D Preferred Stock.

On December 30, 2003, the Company entered into a credit facility (the “SVB facility”) with Silicon Valley Bank. The SVB facility provides the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. the SVB facility bears interest at a rate of prime (4% as of December 31, 2003) plus ½ percent and is secured by all of the Company’s assets, including its intellectual property and a guarantee of the Company’s two largest shareholders. In exchange for the SVB facility guarantee, the shareholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants are exercisable into shares of the Company’s Series D Preferred at an exercise price of $0.015.

Proceeds from the $1,500,000 term loan were used to satisfy $1,310,000 of outstanding Federal and State payroll tax liabilities including related interest of $59,000. The remaining $190,000 were used for operating activities. As of March 18, 2004, the Company had not drawn on the $500,000 working capital facility.

On May 7, 2003, we obtained a facility line of credit with Silicon Valley Bank. The maximum amount that can be drawn on the line of credit is $250,000. The amount available to us is subject to a borrowing base consisting of 80% of our eligible accounts receivable. This line of credit matures on May 6, 2004. The facility bears interest at prime plus 2% per annum and a handling fee of 0.25% of specific accounts receivable invoices financed. The line of credit is secured by our eligible accounts receivable and inventory. As of March 18, 2004, there was no outstanding principal balance on this line of credit.

As of February 29, 2004, the Company had a total of approximately $797,000 in cash and cash equivalents. Subsequent to the year ended June 30, 2003, the Company successfully negotiated payment terms through February 2005 with its major vendors to fulfill its obligation on various outstanding liabilities as of June 30, 2003. Management is currently seeking to raise additional capital to fund operations in the future.

Our wholly-owned subsidiary, Voxware n.v., also maintains a facility line of credit with KBC Bank Roeselare. The maximum amount that can be drawn on this line of credit is €250,000. This line of credit is due upon demand. The facility bears interest at 7.10% per annum and a handling fee of 1.50% of the gross advance amounts drawn, and is secured by 30% of Voxware n.v. inventory balances. As of March 18, 2004, there was no outstanding principal balance on this line of credit.

Voxware n.v. also has an equipment loan with KBC Bank Roeselare. The original amount of this loan was €70,000. This equipment loan is due November 13, 2005, and is payable in 36 equal installments of €2,136. The facility bears interest at 6.12% per annum, and is secured by a blanket lien on equipment. As of March 18, 2004, there was an outstanding principal balance of $66,000.

We believe that adequate capital resources will be available to fund our operations for the year ending June 30, 2004.

Effect of Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 ( FIN 45 ), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 changes current practice in the accounting for, and disclosure of, guarantees. The interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probably and reasonably estimable, as those terms are defined in FASB Statement No. 5 ( SFAS 5 ), Accounting for Contingencies. The interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The Company has not issued any guarantee that meets the initial recognition and measurement requirements of FIN 45. We have adopted FIN 45 as it relates to our disclosure of warranty liabilities in our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 ( SFAS 148 ), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends SFAS No. 123 ( SFAS 123 ), Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock based compensation. Certain disclosure modifications are required for interim and annual periods ending after December 15, 2002 and are included in the notes to our June 30, 2003 consolidated financial statements. Adoption of SFAS 148 did not have a significant impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements.” FIN 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 was scheduled to be effective for variable interest entities created after January 31, 2003. On December 24, 2003, the FASB published a revision to FIN 46 (“FIN No. 46( R )”). FIN No. 46( R ) clarifies certain provisions of FIN 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46( R ) will be applied on March 31, 2004. The Company does not anticipate that the adoption of FIN 46 and FIN No. 46( R ) will have a material effect on its financial position or results of operations.

In March 2003, the EITF published Issue No. 00-21 ( EITF 00-21 ), Accounting for Revenue Arrangements with Multiple Deliverables. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance is effective for revenue arrangements that the Company entered into in fiscal periods beginning after June 15, 2003. Accordingly, the Company adopted EITF 00-21 on July 1, 2003. The Company determined the adoption of EITF 00-21 did not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 ( SFAS 150 ), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 modifies the traditional definition of liabilities to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS 150. This new standard is effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning in the first quarter of fiscal 2004. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are included in this Annual Report on Form 10-K as amended by Form 10-K/A Amendment No. 2 beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 26, 2002, our Board of Directors and its Audit Committee decided to no longer engage Arthur Andersen LLP ( Arthur Andersen ) as our independent public accountants, and engaged WithumSmith+Brown, P.C. to serve as our independent auditors for the fiscal year 2002.

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

ITEM 9A CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our directors and executive officers and their respective ages and principal occupations are as follows:

Name	Age	Offices with the Company	Class
Bathsheba J. Malsheen, Ph.D.**	52	President, Chief Executive Officer and Director	III

Joseph A. Allegra (1)	49	Director, Chairman of the Board	III

Glenn T. Rieger (1)	44	Director	III

Michael Janis (2)	59	Director	II

David B. Levi (1)(2)	70	Director	II

Ross T. Martinson	48	Director	I

Eli Porat (2)	57	Director	I

Nicholas Narlis**	43	Senior Vice President, Chief Financial Officer, Secretary and Treasurer

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
**	On January 5, 2004, the Company announced that it had replaced its then President and Chief Executive Officer Bathsheba J. Malsheen. Dr. Malsheen will continue to serve as a member of the Company’s Board of Directors. Thomas J. Drury, Jr. was named the Company’s President and CEO. The Company also announced the resignation of its then Chief Financial Officer, Nicholes Narlis. Allen M. Adler was named interim Chief Financial Officer of the Company. Mr. Adler previously served as the Company’s Controller.

Bathsheba J. Malsheen, Ph.D. had served as our President, Chief Executive Officer and Director since October 1997. She previously served as our Chief Operating Officer from May 1997 through October 1997, and as Vice President of OEM Licensing since joining us in October 1996 through April 1997. From April 1990 to October 1996, Dr. Malsheen held various executive positions with Centigram Communications Corporation, a voice messaging company, most recently as General Manager of their Technology Business Unit and was responsible for licensing of text-to-speech software products. Previously, she worked for Speech Plus, Inc. where she served as Director of Speech Technology from 1985 to 1990. Dr. Malsheen holds a Ph.D. and M.A. from Brown University and a B.A. from Hofstra University.

Joseph A. Allegra has served as a Director of Voxware since June 27, 2003. Mr. Allegra currently is a General Partner at the Edison Venture Fund. He serves as a director of six Edison investments: Connextive, Ripple Technologies, VirtualEdge, Taratec, Log-net and Maptuit. Previously, from 1989 to 2000, Mr. Allegra was co-founder and CEO of Princeton Softech. From 1988 to 1989, he was VP of R&D for Computer Associates ( CA ), following its acquisition of Applied Data Research ( ADR ). He was a product manager, led product support and headed R&D at CA and ADR during a 12-year period. Mr. Allegra co-founded the Software Association of New Jersey and was Chairman of the New Jersey Technology Council. He was also a management consultant for several technology companies. Mr. Allegra received a B.A. in Economics and Computer Science from Rutgers University and an M.B.A. in Information Systems from New York University Stern School of Business.

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

Michael Janis has served as Director of Voxware since June 27, 2003. Mr. Janis has been President and CEO of The Janis Group, Inc. (JGI) (f/k/a Software Plus, Inc.), since 1982. Prior to founding JGI in 1982, he completed a 15 year career at IBM, where he held a number of management positions including Branch Manager, Regional Manager and Administration Assistant to IBM s CEO-John Opel. Mr. Janis earned a B.S. in Political Science from Princeton University in 1966.

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

Nicholas Narlis had served as our Senior Vice President, Chief Financial Officer and Secretary since April 1998, and our Treasurer since June 1996. He previously served as our Vice President and Chief Accounting Officer from March 1997 through April 1998, and as Controller and Chief Accounting Officer from March 1996 through February 1997. From 1992 to March 1996, Mr. Narlis served in various capacities at Dendrite International, Inc., a sales force automation software and service company, including most recently as Director of Finance. Previously, from 1983 to May 1992, Mr. Narlis worked for KPMG Peat Marwick where he served as a Senior Manager from 1989 to May 1992 in the New Jersey Audit Practice Unit. Mr. Narlis holds a B.S. from Rider University.

Thomas J. Drury, Jr. has served as our President and CEO since January 5, 2004. Prior to joining Voxware, Mr. Drury was the Managing Director and Chief Operating Officer of BaseCamp Ventures LLC, an early stage venture capital investment partnership. He has also served as President and CEO of Sensar, Inc., which developed hardware and software for the biometrics industry; President and CEO of Micro Dynamics, a document imaging software company; and President and CEO of Urix Corp., a voice processing equipment and software company. Mr. Drury currently serves as a Director of two early stage companies, and as a Board Member of the Greater Philadelphia Venture Group. In addition, Mr. Drury is also an Advisory Board Member of the Ben Franklin Technology Partnership and the New Jersey Economic Development Authority’s Seed Loan Program Mr. Drury graduated Cum Laude from St. Peter’s College with a B.S. in Computer Science.

Allen M. Adler has served as our Interim Chief Financial Officer since December 2, 2003. He joined the Company as our Controller on September 17, 2003. From October 1993 through September 2003, Mr. Adler served in various financial and operational plant management positions for Johnson Controls, Inc., a $22.6 billion Tier 1 supplier to the automotive industry. Previously, from September 1989 to July 1993, Mr. Adler was the Controller of Epitaxx, Inc., a company supplying the opto-electronics industry. Mr. Adler holds a B.S. from Seton Hall University, an M.A. from the University of Notre Dame and an M.B.A from Rutgers University Graduate School of Management.

Voting Agreement

The holders of the Series D Preferred Stock, voting separately as one class, shall be entitled to elect four directors of the Company, three of which directors (the Edison Directors ) shall be nominated by Edison, and one of which directors (the Cross Atlantic Director ) shall be nominated by Cross Atlantic. A vacancy in any directorship elected by the holders of the Series D Preferred Stock shall be filled only by a person nominated by (i) Edison, if such directorship was one filled by a director nominated by Edison, or (ii) Cross Atlantic, if such directorship was one filled by a director nominated by Cross Atlantic, in each case with such new director to be ratified at the next succeeding annual meeting of stockholders (or written consent in lieu thereof) at which his or her respective term as a director expires, if such new director is nominated at such meeting (or written consent in lieu thereof), by vote or written consent of the holders of the Series D Preferred Stock, consenting or voting, as the case may be, separately as one class. The directors to be elected by the holders of the Series D Preferred Stock, voting separately as one class, shall serve for terms extending from the date of their election and qualification until the time of the next succeeding annual meeting of stockholders at which their respective term as a director expires and until their successors have been elected and qualified.

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

Notwithstanding any of the percentages noted in the paragraph immediately above, in the event that Edison or Cross Atlantic, respectively, no longer holds any shares of the Series D Preferred Stock, such party shall no longer be entitled to nominate any members of the Board of Directors and the other party, to the extent permitted based on the percentages noted in the paragraph immediately above, shall have the right to nominate any remaining Board positions. In determining the percentages and the number of shares of Series D Preferred Stock outstanding, (i) any shares of Common Stock issued upon the conversion of the Series D Preferred Stock and (ii) any shares transferred by Edison or Cross Atlantic to any person (a) who is an affiliated person of Edison or Cross Atlantic, as that term is defined in the Investment Company Act of 1940, or (b) who is a partner of Edison or Cross Atlantic, shall be included in such determinations.

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

Based solely on our review of the copies of such forms received by us and upon written representations of our reporting persons received by us, except as described below, each such reporting person has filed all of their respective reports pursuant to Section 16(a) on a timely basis. Joseph A. Allegra, Ross T. Martinson, Glenn T. Rieger and Michael Janis, members of our Board of Directors, and Edison Venture Fund V LP ( Edison ) and Cross Atlantic Technology Fund II LP ( Cross Atlantic ), each a 10% owner, each failed to timely file a Form 3 relating to the acquisition of our Series D Preferred Stock which is convertible into shares of our common stock. Edison and Messrs. Allegra and Martinson each subsequently filed a Form 3 with the Securities and Exchange Commission ( SEC ) on July 14, 2003. Cross Atlantic and Mr. Rieger each subsequently filed a Form 3 with the SEC on July 15, 2003. Mr. Janis subsequently filed a Form 3 with the SEC on July 21, 2003. In addition, David B. Levi, a member of our Board Of Directors, and Nicholas Narlis, our Senior Vice President, Chief Financial Officer, Secretary and Treasurer, each failed to timely file Form 4 relating to the acquisition of our Series D Preferred Stock which is convertible into shares of our common stock. Messrs. Levi and Narlis each subsequently filed a Form 4 with the SEC on October 14, 2003. In addition, Scorpion Nominees Limited, Creafund NV, Avvision BVBA, Pictet Private Equity Investors SA, Hugh Bernard Edward van Cutsem, J T Hoagland LLC, Productive Nominees Ltd., and UBS Financial Services each failed to timely file a report on Form 3 pursuant to Section 16(a) relating to the acquisition of our Series D Preferred Stock which is convertible into shares of our common stock. In addition, Messrs. Allegra, Janis, Levi, Porat, Rieger and Narlis, and Bathsheba J. Malsheen, our President and Chief Executive Officer, each failed to timely file Form 4 relating to the acquisition of options to purchase our common stock. Messrs. Allegra, Janis, Levi, Porat, Rieger, Narlis and Dr. Malsheen each subsequently filed a Form 4 with the SEC on October 14, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides information concerning compensation paid to or earned for the fiscal years ended June 30, 2003, 2002, and 2001 by our Chief Executive Officer and the next most highly compensated executive officer during the fiscal year ended June 30, 2003.

Summary Compensation Table

Name and Principal Position	Annual Compensation					Long-Term Compensation	All Other Compensation (1)
	Fiscal Period	Base Salary		Bonus		Securities Underlying Options
Bathsheba J. Malsheen, Ph.D. President and Chief Executive Officer	2003 2002 2001	$ $ $	184,680 163,875 205,200	$	— — 87,209	— — —	$ $ $	— — —

Nicholas Narlis Senior Vice President, Chief Financial, Officer, Secretary and Treasurer	2003 2002 2001	$ $ $	153,000 138,806 170,100	$	— — 63,750	— — —	$ $ $	— — 2,551

(1)	All Other Compensation for Mr. Narlis consists of $2,551 in Voxware contributions to Mr. Narlis account under our 401(k) Plan in fiscal 2001.

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

Employment Agreements

Bathsheba J. Malsheen, Ph.D., our President and Chief Executive Officer, had a one-year employment agreement with us which commenced in June 2003. Dr. Malsheen received an annual base salary of $205,200, and also receives allowances for residential lease payments

Nicholas Narlis, Vice President, our Chief Financial Officer and Treasurer, had a one-year employment agreement with us which commenced in June 2003. Mr. Narlis received an annual base salary of $170,100.

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

In addition, in such an event, the vesting of all stock options granted under the our 2003 Stock Option Plan that are then held by the dismissed executive shall accelerate as follows: (i) if the executive is terminated within one year of June 27, 2003 (the date of the closing of the recapitalization of our capital stock), 25% of such options shall become immediately exercisable; and (ii) in the case of Dr. Malsheen, if she is terminated on or after one year from June 27, 2003, 12.5% of such options shall become immediately exercisable, and, in the case of Mr. Narlis, if he is terminated on or after one year from June 27, 2003, 12.5% of such options shall become immediately exercisable. Upon the resignation of Mr. Narlis in December 2003 and the replacement of Dr. Malsheen in January 2004, Mr. Narlis and Dr. Malsheen were awarded accelerated options of 1,250,000 and 7,500,000, respectively. The options expire on December 31, 2004.

Each of the employment agreements grant to us the rights to any information created, discovered or developed by the executive which is related to or useful in our business. The employment agreements prohibit the executives from disclosing our proprietary information, and contain certain covenants by the executives not to compete with us.

On January 5, 2004, the Company announced that it had replaced its then President and Chief Executive Officer Bathsheba J. Malsheen. Dr. Malsheen will continue to serve as a member of the Company’s Board of Directors. Thomas J. Drury. Jr. was named the Company’s President and CEO. The Company also announced the resignation of its then Chief Financial Officer, Nicholas Narlis. Allen M. Adler was named interim Chief Financial Officer of the Company. Mr. Adler previously served as the Company’s Controller.

Thomas J. Drury, Jr., our President and Chief Executive Officer, has a three-year employment agreement with us which commenced in January 5, 2004. Mr. Drury currently receives a monthly base salary of $17,083.33, and he is also eligible to receive a bonus based upon the Company’s performance as measured against a business plan approved by the Board. The Company also granted to Mr. Drury a stock option for the purchase of an aggregate of 39,790,558 shares of common stock, excisable at $0.015 per share.

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

Under the Plan, each eligible individual receives an option to purchase 30,000 shares of our common stock (the Initial Options ) on the date of his or her initial election or appointment to the Board; provided that all outside directors elected at the 1998 Annual Meeting of Stockholders in January 1998 received the initial option, whether or not they served on the Board of Directors prior to the meeting. In addition, on the date of an eligible individual s re-election to the Board, if he or she has attended at least seventy-five percent (75%) of the meetings of the Board of Directors that were held while he or she was a director in the just completed calendar year, he or she will be granted an option to purchase an additional 10,000 shares of our common stock. All options granted under the Plan will have an exercise price equal to the fair market value on the date of grant. Options granted under the Plan vest in 12 equal quarterly installments beginning at the end of the first three-month period following the date of grant.

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

individual to acquire shares of our common stock at a fixed price per share (generally, the market price on the grant date) over a specified period of time (up to ten years). Each option generally becomes exercisable in installments over a four-year period, contingent upon the executive officer s continued employment with Voxware. Accordingly, the option grant will provide a return to the executive officer only if the executive officer remains employed by Voxware during the vesting period, and then only if the market price of the underlying shares appreciates.

The number of shares subject to each option grant is set at a level intended to create meaningful opportunity for appreciation based on the executive officer s current position with Voxware, the base salary associated with that position, the size of comparable awards made to individuals in similar positions within the industry, and the individual’s personal performance in recent periods. The Compensation Committee also considers the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of our executive officers

CEO Compensation. In determining the compensation payable to our Chief Executive Officer, the Compensation Committee considered the CEO’s performance in fiscal 2003 and Voxware’s performance, taking into account our change in business focus to a voice-based logistics solutions business.

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

Common Stock

The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2004, by (i) each person or group who is known by Voxware to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all executive officers and directors as a group. Unless indicated otherwise, the address of each of these persons is c/o Voxware, Inc., Lawrenceville Office Park, 168 Franklin Corner Road, Princeton, New Jersey 08648.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1) (2)	Percentage of Shares Beneficially Owned
Edison Venture Fund V, L.P. (3) 1009 Lenox Drive #4, Lawrenceville, NJ 08648	391,815,532	91.6%
Cross Atlantic Technology Fund II, L.P. (4) 5 Radnor Corporate Center #555 100 Matsonford Road, Radnor, PA 29087	130,605,178	78.2%
Scorpion Nominees Limited (5) c/o Oracle Management Ltd. 85 Reid Street, Hamilton HM12, Bermuda	41,912,406	53.4%
Creafund NV (6) Guldensporenpark 21, blok C 9820 Merelbeke, Belgium	31,220,727	46.0%
Avvision BVBA (7)	16,305,659	30.8%
Castle Creek Technology Partners, LLC (8) 111 W. Jackson Blvd #2020, Chicago, IL 60604	27,818,013	62.5%
Pictet Private Equity Investors SA (9) Pictet & Cie 29, Boulevard Georges-Favon CH 1204 Geneva, Switzerland	9,009,022	19.7%
Van Cutsem, Hugh Bernard Edward (10) Hilborough House, Thetford Norfolk IP26 5BQ, England	7,781,748	17.5%
J T Hoagland LLC (11) 6168 Tamarack Cove Road, Maple City, MI 49664	6,031,954	14.1%
Productive Nominees Ltd. (12) Laing & Cruickshank Broadwalk House, 5 Appold Street, London EC2A 2DA, UK	5,720,244	13.5%
UBS Financial Services (13) UBS PaineWebber 5100 Town Center Circle, 6th Floor, Tower II Boca Raton, FL 33486-1063	3,813,495	9.4%
Hamill, William H. B. (14) 47 Hulfish Street #500, Princeton, NJ 08540	2,977,069	7.5%
Turban, Scott D. (15) 2363 Robbletork Lane, Northfield, IL 60093	2,771,182	7.0%
Burnbrae Ltd. (16) 3rd Fl, 16-18 Ridgeway Street, Douglas, Isle of Man	2,597,983	6.6%
Agarwal, Mukesh (17) 20 Quail Run, Warren, NJ 07059	2,397,029	6.1%
Eurl Val D Auso (18)	1,836,290	4.8%
Directors and Named Executives:
Allegra, Joseph A. (19)	391,815,532	91.6%
Martinson, Ross T. (19)	391,815,532	91.6%
Rieger, Glenn T. (20)	130,605,178	78.2%
Levi, David B. (21)	12,096,662	24.8%
Narlis, Nicholas (22)	1,582,834	4.1%
Janis, Michael	—	—
Malsheen, Bathsheba J. (23)	7,509,000	17.0%
Porat, Eli (24)	119,130	0.3%
All Directors and Executive Officers as a group (7 persons) (19)(20)(21)(23)(24)	542,145,502	49.0%

*	Less than 1% of outstanding shares of our common stock.
(1)	Number of shares beneficially owned is determined by assuming that options or other common stock equivalents that are held by such person or group (but not those held by any other person or group) and which are exercisable or convertible within 60 days have been exercised or converted.
(2)	Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.
(3)	Includes 250,000,000 shares of common stock issuable upon conversion of 250,000,000 shares of Series D Preferred Stock, and common stock issuable upon conversion of 140,773,809 shares of Series D Preferred stock issuable upon exercise of Series D Preferred warrants. Does not include up to 12,500,000 shares of common stock issuable upon exercise of warrants to purchase common stock.
(4)	Includes 83,333,334 shares of common stock issuable upon conversion of 83,333,334 shares of Series D Preferred Stock, and common stock issuable upon conversion of 46,924,603 shares of Series D Preferred stock issuable upon exercise of Series D Preferred warrants. Does not include up to 4,166,666 shares of common stock issuable upon exercise of warrants to purchase common stock.
(5)	Includes 39,285,842 shares of common stock issuable upon conversion of 39,285,842 shares of Series D Preferred Stock, and common stock issuable upon conversion of 2,468,174 shares of Series D Preferred stock issuable upon exercise of Series D Preferred warrants . Does not include up to 756,667 shares of common stock issuable upon exercise of warrants to purchase common stock.
(6)	Includes 31,097,982 shares of common stock issuable upon conversion of 31,097,982 shares of Series D Preferred Stock.
(7)	Includes 16,241,553 shares of common stock issuable upon conversion of 16,241,553 shares of Series D Preferred Stock.
(8)	Includes 1,712,085 shares of common stock issuable upon conversion of 366.619 shares of Series B Preferred Stock, and 6,038,127 shares of common stock issuable upon conversion of 6,038,127 shares of Series D Preferred Stock.
(9)	Includes 8,442,204 shares of common stock issuable upon conversion of 8,442,204 shares of Series D Preferred Stock, and common stock issuable upon conversion of 532,778 shares of Series D Preferred stockissuable upon exercise of Series D Preferred warrants. Does not include up to 163,333 shares of common stock issuable upon exercise of warrants to purchase common stock .

(10)	Includes 6,666,667 shares of common stock issuable upon conversion of 6,666,667 shares of Series D Preferred Stock, and common stock issuable upon conversion of 1,087,302 shares of Series D Preferred stock issuable upon exercise of Series D Preferred warrants. Does not include up to 333,333 shares of common stock issuable upon exercise of warrants to purchase common stock.
(11)	Includes 5,650,358 shares of common stock issuable upon conversion of 5,650,358 shares of Series D Preferred Stock, and common stock issuable upon conversion of 358,809 shares of Series D Preferred stock issuable upon exercise of Series D Preferred warrants. Does not include up to 110,000 shares of common stock issuable upon exercise of warrants to purchase common stock.
(12)	Includes 5,190,215 shares of common stock issuable upon conversion of 5,190,215 shares of Series D Preferred Stock, and common stock issuable upon conversion of 508,857 shares of Series D Preferred stock issuable upon exercise of Series D Preferred warrants. Does not include up to 156,000 shares of common stock issuable upon exercise of warrants to purchase common stock.
(13)	Includes 3,460,143 shares of common stock issuable upon conversion of 3,460,143 shares of Series D Preferred Stock, and common stock issuable upon conversion of 339,238 shares of Series D Preferred stock issuable upon exercise of Series D Preferred warrants. Does not include up to 104,000 shares of common stock issuable upon exercise of warrants to purchase common stock.
(14)	Includes 2,791,846 shares of common stock issuable upon conversion of 2,791,846 shares of Series D Preferred Stock, and common stock issuable upon conversion of 173,969 shares of Series D Preferred stockissuable upon exercise of Series D Preferred warrants. Does not include up to 53,333 shares of common stock issuable upon exercise of warrants to purchase common stock.
(15)	Includes 2,760,287 shares of common stock issuable upon conversion of 2,760,287 shares of Series D Preferred Stock.
(16)	Includes 2,587,769 shares of common stock issuable upon conversion of 2,587,769 shares of Series D Preferred Stock.
(17)	Includes 2,246,810 shares of common stock issuable upon conversion of 2,246,810 shares of Series D Preferred Stock, and common stock issuable upon conversion of 141,350 shares of Series D Preferred stock issuable upon exercise of Series D Preferred warrants. Does not include up to 43,333 shares of common stock issuable upon exercise of warrants to purchase common stock.
(18)	Includes 1,829,070 shares of common stock issuable upon conversion of 1,829,070 shares of Series D Preferred Stock.
(19)	Owner of record is Edison Venture Fund V, L.P. The reporting person is a general partner of Edison Venture Fund V, L.P. and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.
(20)	Owner of record is Cross Atlantic Technology Fund II, L.P. The reporting person is a general partner of Cross Atlantic Technology Fund II, L.P. and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.
(21)	Includes 11,234,050 shares of common stock issuable upon conversion of 11,234,050 shares of Series D Preferred Stock, common stock issuable upon exercise of 706,746 shares of Series D Preferred warrants, and 62,500 shares of common stock issuable upon the exercise of stock options. Does not include up to 216,667 shares of common stock issuable upon exercise of the common stock warrants.
(22)	Includes 305,851 shares of common stock issuable upon conversion of 305,851 shares of Series D Preferred Stock, common stock issuable upon exercise of 21,746 shares of Series D Preferred warrants, and 455,000 shares of common stock issuable upon the exercise of stock options. Does not include up to 6,667 shares of common stock issuable upon exercise of the common stock warrants.
(23)	Includes 7,500,000 shares of common stock issuable upon the exercise of stock options.
(24)	Includes 72,500 shares of common stock issuable upon the exercise of stock options.

Series B Preferred Stock

The following table sets forth information regarding the beneficial ownership of our Series B Preferred Stock as of March 11, 2004, by (i) each person or group who is known by Voxware to own beneficially more than 5% of our Series B Preferred stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all executive officers and directors as a group. Unless indicated otherwise, the address of each of these persons is c/o Voxware, Inc., Lawrenceville Office Park, 168 Franklin Corner Road, Princeton, New Jersey 08648.

Name of Beneficial Owner (3)	Number of Shares Beneficially Owned (1) (2) (3)	Percentage of Shares Beneficially Owned
Castle Creek Technology Partners, LLC 111 W. Jackson Blvd #2020, Chicago, IL 60604	166.619	100%

(1)	Number of shares beneficially owned is determined by assuming that options or other common stock equivalents that are held by such person or group (but not those held by any other person or group) and which are exercisable or convertible within 60 days have been exercised or converted.
(2)	Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.
(3)	Castle Creek Technology Partners, LLC is the sole owner of Series B Preferred Stock. No directors or executive officers of the Company, including the Named Executive Officers, own shares of Series B Preferred Stock.

Series D Preferred Stock

The following table sets forth information regarding the beneficial ownership of our Series D Preferred stock as of March 11, 2004, by (i) each person or group who is known by Voxware to own beneficially more than 5% of our Series D Preferred Stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all executive officers and directors as a group. Unless indicated otherwise, the address of each of these persons is c/o Voxware, Inc., Lawrenceville Office Park, 168 Franklin Corner Road, Princeton, New Jersey 08648.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1) (2)	Percentage of Shares Beneficially Owned
Edison Venture Fund V, L.P. (3) 1009 Lenox Drive #4, Lawrenceville, NJ 08648	390,773,809	62.4%
Cross Atlantic Technology Fund II, L.P. (4) 5 Radnor Corporate Center #555 100 Matsonford Road, Radnor, PA 29087	130,257,937	24.5%
Scorpion Nominees Limited (5) c/o Oracle Management Ltd. 85 Reid Street, Hamilton HM12, Bermuda	41,754,016	8.6%
Creafund NV Guldensporenpark 21, blok C 9820 Merelbeke, Belgium	31,097,982	6.4%
Directors and Named Executives:
Allegra, Joseph A. (6)	390,773,809	62.4%
Martinson, Ross T. (6)	390,773,809	62.4%
Rieger, Glenn T. (7)	130,257,937	24.5%
Levi, David B. (8)	11,940,796	2.5%
Narlis, Nicholas (9)	327,597	*
Janis, Michael	—	—
Malsheen, Bathsheba J.	—	—
Porat, Eli	—	—
All Directors and Executive Officers as a group (7 persons) (6)(7)(8)	532,972,542	44.0%

*	Less than 1% of outstanding shares of our Series D Preferred Stock.
(1)	Number of shares beneficially owned is determined by assuming that options or warrants that are held by such person or group (but not those held by any other person or group) and which are exercisable or convertible within 60 days have been exercised or converted.

(2)	Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.
(3)	Includes preferred stock issuable upon exercise of warrants to purchase 140,773,809 shares of Series D Preferred Stock.
(4)	Includes preferred stock issuable upon exercise of warrants to purchase 46,924,603 shares of Series D Preferred Stock.
(5)	Includes preferred stock issuable upon exercise of warrants to purchase 2,468,174 shares of Series D Preferred Stock.
(6)	Owner of record is Edison Venture Fund V, L.P. The reporting person is a general partner of Edison Venture Fund V, L.P. and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.
(7)	Owner of record is Cross Atlantic Technology Fund II, L.P. The reporting person is a general partner of Cross Atlantic Technology Fund II, L.P. and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.
(8)	Includes preferred stock issuable upon exercise of warrants to purchase 706,746 shares of Series D Preferred Stock.
(9)	Includes preferred stock issuable upon exercise of warrants to purchase 21,746 shares of Series D Preferred Stock.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

List of documents filed as part of this Annual Report on Form 10-K as amended by Form 10-K/A Amendment No. 2:

1. FINANCIAL STATEMENTS. The financial statements listed in the accompanying Index to Financial Statements appearing on page F-1 are filed as part of this Annual Report on Form 10-K as amended by Form 10-K/A Amendment No. 2.

2. FINANCIAL STATEMENT SCHEDULES. The financial statements schedules listed in the accompanying Index to Consolidated Financial Statements appearing on page F-1 are filed as part of this Annual Report on Form 10-K as amended by Form 10-K/A Amendment No. 2 and should be read in conjunction with the financial statements, and related notes thereto, of the Company.

3. EXHIBITS. The following is a list of Exhibits filed as part of this Annual Report on Form 10-K as amended by Form 10-K/A Amendment No. 2. Where so indicated by footnote, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

(a) Exhibit No.

2.1	Asset Purchase Agreement dated as of February 4, 1999 by and between Ascend Communications, Inc. and Voxware, Inc.**(1)

2.2	Acquisition Agreement by and among Voxware, Inc., Verbex Acquisition Corporation and Verbex Voice Systems, Inc. dated as of February 4, 1999.**(1)

2.3	Acquisition Agreement dated as of April 4, 2000 by and among Voxware, Inc., Verbex Acquisition Corporation and InRoad, Inc.**(3)

3.1	Amended and Restated Certificate of Incorporation**(13)

3.2	Amended and Restated Bylaws.**(13)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.**(14)

4.1	Form of Warrant issued to InRoad, Inc.**(3)

4.2	Warrant issued to Stratos Product Development, LLC.**(3)

4.3	Stock restriction and registration rights agreement, dated April 4, 2000 among Voxware, Inc., Verbex Acquisition Corporation, InRoad, Inc. and Stratos Product Development LLC.**(3)

4.4	Form of Warrant issued to Institutional Finance Group, Inc., dated August 15, 2000.**(9)

4.5	Form of Common Stock Purchase Warrant.**(11)

4.6	Form of Common Stock Purchase Warrant to be issued to Voxware, Inc.’s financial advisor.**(11)

4.7	Form of Series D Convertible Preferred Stock Purchase Warrant.**(11)

4.8	Form of Series D Convertible Preferred Stock Purchase Warrant to be issued to Edison Venture Fund V, L.P.**(14)

4.9	Form of Series D Convertible Preferred Stock Purchase Warrant to be issued to Cross Atlantic Technology Fund II, L.P.**(14)

10.1	Voxware, Inc. 1994 Stock Option Plan.**(2)

10.2	Form of Voxware, Inc. Stock Option Agreement.**(2)

10.3	Form of Indemnification Agreement.**(2)

10.4	Securities Purchase Agreement, dated as of August 10, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)

10.5	Registration Rights Agreement, dated as of August 15, 2000 by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)

10.6	Silicon Valley Bank Accounts Receivable Purchase Agreement, effective as of May 6, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(12)

10.7	Technology Transfer Agreement, effective as of May 19, 1995, by and between Suat Yeldener Ph.D. and Voxware, Inc.**(2)

10.8	Securities Purchase Agreement, dated as of April 19, 2001, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, together with the form of Additional Share Warrant attached as an exhibit thereto.**(7)

10.9	Registration Rights Agreement, dated as of April 19, 2001, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, together with the form of Remedy Warrant attached as an exhibit thereto.**(7)

10.10	Voxware, Inc. 1998 Stock Option Plan for Outside Directors.**(8)

10.11	Voxware, Inc. Plan to Pay Non-Employee Directors an Annual Retainer.**(8)

10.12	Voxware, Inc. 1996 Employee Stock Purchase Plan.**(2)

10.13	Loan Modification Agreement, dated as of May 9, 2000, by and between Silicon Valley Bank and Voxware, Inc..**(3)

10.14	Series D Convertible Preferred Stock Purchase Agreement, dated as of April 16, 2003, by and among Voxware, Inc. and the Purchasers listed on the signature pages thereto.**(11)

10.15	Exchange Agreement, dated as of April 16, 2003, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(11)

10.16	Exchange Agreement, dated as of April 16, 2003, by and among Voxware, Inc. and certain holders of its Series C Convertible Preferred Stock.**(11)

10.17	Exchange Agreement, dated as of April 16, 2003, by and among Voxware, Inc., Creafund n.v., Avvision BVBA, BVBA Com2Wizards, Eurl Val D Auso and Wim Deneweth.** (11)

10.18	Settlement Agreement, dated as of April 16, 2003, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(11)

10.19	Investor Rights Agreement, dated as of June 27, 2003, by and between Voxware, Inc. and the Investors listed on the signature pages thereto.**(13)

10.20	Stockholders Agreement, dated as of June 27, 2003, by and between Voxware, Inc. and the Holders and Investors listed on Schedule 1 thereto.**(13)

10.21	Voxware, Inc. 2003 Stock Option Plan.**(13)

10.22	Form of Voxware, Inc. Stock Option Agreement.**(13)

10.23	KBC Bank Credit Agreement**(13)

10.24	Loan and Security Agreement, dated as of December 29, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(14)

10.25	Intellectual Property Security Agreement, dated as of December 29, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(14)

10.26	Unconditional Guaranty of Edison Venture Fund V, L.P., as guarantor, dated as of December 29, 2003.**(14)

10.27	Unconditional Guaranty of Cross Atlantic Technology Fund II, L.P., as guarantor, dated as of December 29, 2003.**(14)

21.1	Subsidiaries of Voxware, Inc.**(13)

23.1	Consent of WithumSmith+Brown, P.C.*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:
(1)	Filed in connection with the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 1998.
(2)	Filed in connection with the Company’s registration statement on Form S-1 (File Number 33-08393).
(3)	Filed in connection with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000.
(4)	Filed in connection with the Company’s current report on Form 8-K that was filed on August 16, 2000.
(5)	Filed in connection with the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1998.
(6)	Filed in connection with the Company’s registration statement on Form S-2 (File Number 33-68646).
(7)	Filed in connection with the Company’s current report on Form 8-K that was filed on April 20, 2001.
(8)	Filed in connection with the Company’s registration statement on Form S-8 (File Number 33-33342).
(9)	Filed in connection with the Company’s registration statement on Form S-3 (File Number 33-51358).
(10)	Filed in connection with the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2002.
(11)	Filed in connection with the Company’s current report on Form 8-K that was filed on April 17, 2003.
(12)	Filed in connection with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003.
(13)	Filed in connection with the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2003.
(14)	Filed in connection with the Company’s current report on Form 8-K that was filed on January 6, 2004.

Current report of form 8-K filed April 21, 2003 (relating to the Series D Private Placement of the Company s securities with various accredited investors).

Current report on Form 8-K filed January 6, 2004 (announcing the appointment of Thomas Drury as President of Voxware, Inc.)

Current report on Form 8-K filed January 6, 2004 (relating to the Loan and Security Agreement with Silicon Valley Bank)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2004

VOXWARE, INC.
(Registrant)

By:	/s/ Thomas J. Drury, Jr.
Thomas J. Drury, Jr., President and Chief Executive Officer

By:	/s/ Allen M. Adler
Allen M. Adler, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Joseph A. Allegra
Joseph A. Allegra, Director

By:	/s/ Michael Janis
Michael Janis, Director

By:	/s/ David B. Levi
David B. Levi, Director

By:	/s/ Ross T. Martinson
Ross T. Martinson, Director

By:	/s/ Eli Porat
Eli Porat, Director

By:	/s/ Glenn T. Rieger
Glenn T. Rieger, Director

VOXWARE, INC. AND SUBSIDIARIES

All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Voxware, Inc.:

We have audited the accompanying consolidated balance sheets of Voxware, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for each of the two years in the period ended June 30, 2003. Our audit also included the financial statement schedule listed in the index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above, revised as described in Note 2, present fairly, in all material respects, the consolidated financial position of Voxware, Inc. and subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company’s 2003 previously reported net gain on extinguishment of certain liabilities have been corrected. This discovery was made subsequent to the issuance of their consolidated financial statements filed as part of Form 10-K on October 14, 2003. As further discussed in Note 2 to the consolidated financial statements, the Company’s 2003 previously reported payroll taxes and related costs, revenue recognition and financing expenses have been corrected. This discovery was made subsequent to the issuance of their consolidated financial statements filed as part of Form 10-K/A on October 23, 2003. The consolidated financial statements have been restated to reflect these corrections.

/s/ WithumSmith+Brown, P.C.

Princeton, New Jersey

October 3, 2003,

except for Note 2, Paragraph 1, which is dated October 21, 2003,

and except for Note 2, Paragraphs 2 through 4, which are dated March 18, 2004

The following report is a copy of a previously issued Report of Independent Public Accountants. This report relates to a prior years financial statements. This report has not been reissued by Arthur Andersen LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Voxware, Inc.:

We have audited the accompanying consolidated balance sheets of Voxware, Inc. (a Delaware corporation) and subsidiary as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders equity and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14 (a) 2 is presented for purposes of complying with the Securities and Exchange Commission s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Princeton, New Jersey

September 28, 2001

Voxware, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	(Restated See Note 2) 2003	2002
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$356	$6
Cash held in attorney’s escrow account	3,891	—
Accounts receivable, net of allowance for doubtful accounts of $73,000 and $94,000 at June 30, 2003 and 2002, respectively	2,258	1,315
Inventory, net	815	678
Prepaid expenses and other current assets	267	82

Total current assets	7,587	2,081
Property and equipment, net	187	297
Goodwill	1,039	—
Intangible assets, net	—	769
Other assets, net	34	44

	$8,847	$3,191

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$28	$—
Accounts payable and accrued expenses	3,149	1,982
Payroll tax, penalties and interest payable	1,312	39
Deferred revenues	548	387

Total current liabilities	5,037	2,408
Long-term debt, net of current maturities	38	—
Series B mandatorily redeemable convertible preferred stock (liquidation value $2,894 at June 30, 2002)	—	2,900
Series C mandatorily redeemable convertible preferred stock (liquidation value $1,839 at June 30, 2002)	—	1,442
Commitments and contingencies
Stockholders equity (deficit):
Preferred stock, $.001 par value, 865,000,000 shares and 10,000,000 shares authorized as of June 30, 2003 and 2002, respectively:
7% cumulative Series D convertible preferred stock ($7,283 aggregate liquidation preference); 485,267,267 shares issued and outstanding at June 30, 2003	485	—
Series B convertible preferred stock; 1,766.619 shares issued and outstanding at June 30, 2003	—	—
Common stock, $.001 par value, 1,035,000,000 shares and 180,000,000 shares authorized as of June 30, 2003 and 2002, respectively; 28,210,919 and 21,573,860 shares issued and outstanding as of June 30, 2003 and 2002, respectively	28	21
Additional paid-in capital	64,644	44,296
Accumulated deficit	(58,163)	(47,876)
Deferred employee compensation	(3,220)	—
Accumulated other comprehensive loss	(2)	—

Total stockholders equity (deficit)	3,772	(3,559)

	$8,847	$3,191

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended June 30,
	(Restated See Note 2) 2003	2002	2001
	(In thousands, except per share data)
Revenues:
Product revenues:
Product sales	$4,328	$2,994	$1,020
License fees	2,350	389	336
Royalties and maintenance revenues	643	233	387

Total product revenues	7,321	3,616	1,743
Service revenues	1,071	885	302

Total revenues	8,392	4,501	2,045

Cost of revenues:
Cost of product revenues	3,654	1,997	1,185
Cost of service revenues	688	420	348

Total cost of revenues	4,342	2,417	1,533

Gross profit	4,050	2,084	512

Operating expenses:
Research and development	2,110	1,728	3,317
Sales and marketing	1,379	1,166	3,263
General and administrative	2,059	1,946	2,647
Amortization of purchased intangibles	774	1,298	4,099
Asset impairment charge	—	—	4,902

Total operating expenses	6,322	6,138	18,228

Operating loss	(2,272)	(4,054)	(17,716)
Interest expense	(253)	—	—
Other income, net	38	11	234
Adjustment of warrants to fair value	—	23	784
Gain on sale of tax loss carryforwards	18	27	279
Gain on sale of assets	—	—	750
Equity loss in investee prior to acquisition	(366)	—	—
Net gain on extinguishment of certain liabilities	447	—	—

Net loss	(2,388)	(3,993)	(15,669)
Accretion of preferred stock and warrants to redemption value	(934)	(1,842)	(652)
Amortization of beneficial conversion features on mandatorily redeemable preferred stock to redemption value	(115)	(82)	(2,913)
Beneficial conversion feature-Series D convertible preferred stock and discount attributable to Series D warrants	(6,845)	—	—
Benefit from extinguishment of mandatorily redeemable preferred stock	2,642	—	—
Dividends-Series D convertible preferred stock	(4)	—	—

Net loss applicable to common stockholders	$(7,644)	$(5,917)	$(19,234)

Net loss per share applicable to common stockholders-basic and diluted	$(0.31)	$(0.32)	$(1.32)

Weighted average number of shares used in computing net loss per common share -basic and diluted	24,399	18,575	14,517

The accompanying notes are an integral part of these statements.

Voxware, Inc and Subsidiaries

Consolidated Statements of Stockholders Equity (Deficit)

(in thousands, except share data)

	Series D Preferred		Series B Preferred		Common		Additional Paid-In Capital	Deferred Employee Compensation	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2000	—	$—	—	$—	14,295,777	$14	$38,730	$(141)	$(2)		$(22,548)	$16,053
Directors’ stock-based compensation expense					34,483		10					10
Conversion of Series A mandatorily redeemable preferred stock					726,427	1	246				(4)	243
Sale of common stock					714,000	1	227					228
Beneficial conversion feature treated as a dividend							2,913				(2,913)	—
Warrants granted as finders fee for sale of Series A mandatorily redeemable preferred stock							79					79
Accretion of preferred stock to redemption value											(652)	(652)
Repurchase of Series A mandatorily redeemable preferred stock											(14)	(14)
Amortization of deferred compensation								5				5
Option grants to consultants							(135)	135				—
Comprehensive Income (loss):
Net income (loss)										$(15,669)	(15,669)	(15,669)
Realized loss on available-for-sale securities									2	2		2

Comprehensive income (loss)										$(15,667)

Balance, June 30, 2001	—	—	—	—	15,770,687	16	42,070	(1)	—		(41,800)	285
Directors’ stock-based compensation expense								1				1
Amortization of beneficial conversion feature											(82)	(82)
Conversion of Series A mandatorily redeemable preferred stock into common stock					316,576		91					91
Conversion of Series B mandatorily redeemable preferred stock into common stock					2,433,149	2	395					397
Conversion of Series C mandatorily redeemable preferred stock into common stock					202,792		25					25
Cashless exercise of warrants into common stock in exchange for Series B mandatorily redeemable preferred stock					2,142,000	2	275					277
Proceeds from exercise of warrants into common stock					708,656	1	7					8
Beneficial conversion feature of Series C mandatorily redeemable preferred stock							349					349
Accretion of preferred stock to redemption value											(1,842)	(1,842)
Contractual adjustment of Series B mandatorily redeemable redemption value							609					609
Fair value of warrants issued in connection with Series C mandatorily redeemable preferred stock							350					350
Other equity transactions							125				(159)	(34)
Comprehensive income (loss):
Net income (loss)										$(3,993)	(3,993)	(3,993)
Realized loss on available-for-sale securities										—		—

Comprehensive income (loss)										$(3,993)

Balance, June 30, 2002	—	—	—	—	21,573,860	21	44,296	—	—		(47,876)	(3,559)
Amortization of beneficial conversion feature											(116)	(116)
Issuance of stock options to employees and directors							3,272	(3,272)				—
Amortization of deferred employee compensation								52				52
Beneficial conversion feature treated on Series D treated as a dividend and discount attributable to Series D warrants							6,845				(6,845)	—
Conversion of Series B mandatorily redeemable preferred stock into common stock					5,523,851	6	878					884
Conversion of Series C mandatorily redeemable preferred stock into common stock					385,935		49					49
Cashless exercise of warrants into common stock in exchange for Series B mandatorily redeemable preferred stock					727,273	1	—					1
Repurchase of Series B mandatorily redeemable preferred stock for cashless exercise of warrants into common stock							84					84
Beneficial conversion feature of subordinated debenture							190					190
Accretion of mandatorily redeemable preferred stock to redemption value											(934)	(934)
Issuance of Series D preferred stock for cash, net of transaction costs	373,333,333	373					4,690					5,063
Exchange of Series B mandatorily redeemable preferred stock for Series B preferred stock and benefit from extinguishment			1,767	—			1,602					1,602
Exchange of Series C mandatorily redeemable preferred stock for Series D preferred stock and benefit from extinguishment	61,933,934	62					2,031					2,093
Exchange of debenture notes for Series D preferred stock	20,000,000	20					280					300
Issuance of Series D preferred stock to acquire Voxware, n.v.	30,000,000	30					420					450
Dividends- Series D convertible preferred stock											(4)	(4)
Warrants granted as a credit facility fee							7					7
Comprehensive income (loss):
Net loss										$(2,388)	(2,388)	(2,388)
Foreign currency translation adjustment									(2)	(2)		(2)

Comprehensive income (loss)										$(2,390)

Balance, June 30, 2003 (Restated See Note 2)	485,267,267	$485	1,767	—	28,210,919	$28	$64,644	$(3,220)	$(2)		$(58,163)	$3,772

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended June 30,
	(Restated See Note 2) 2003	2002	2001
Operating Activities:

Net loss	$(2,388)	$(3,993)	$(15,669)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	1,019	1,569	4,413

Provision for doubtful accounts	18	—	—

Accrued interest on note receivable from investee	27	—	—

Amortization of debt discount on debenture notes	185	—	—

Equity loss in investee prior to acquisition	366	—	—

Gain on write-down of warrants to fair value	—	(23)	(784)

Net gain on extinguishments of certain liabilities	(447)	—	—

Loss on disposal of equipment	—	15	—

Gain on sale of tax loss carryforwards	(18)	(27)	(279)

Gain on sale of assets	—	—	(750)

Amortization of deferred employee compensation	52	1	15

Asset impairment charge	—	—	4,902

Warrant granted for a credit facility fee	7	—	—

Other, net	3	(1)	—

Changes in assets and liabilities, net of effects from acquired company:

Accounts receivable	(288)	(466)	133

Inventory	226	420	(9)

Prepaid expenses and other current assets	(42)	278	(113)

Other assets, net	10	234	107

Accounts payable and accrued expenses	911	239	745

Payroll tax, penalties and interest payable	1,273	39	—

	Year Ended June 30,
	(Restated See Note 2) 2003	2002	2001

Deferred revenues	(527)	(182)	374

Deferred rent	—	—	(194)

Net cash provided from (used in) operating activities	387	(1,897)	(7,109)

Investing activities:

Cash held in attorney’s escrow account	(3,891)	—	—

Advances and initial equity investment in investee	(268)	—	—

Proceeds from sales and maturities of short-term investments	—	17	2,707

Purchases of property and equipment	(75)	—	(456)

Proceeds from sale of tax loss carryforwards	18	27	279

Proceeds from sale of assets	—	—	750

Net cash (used in) provided from investing activities	(4,216)	44	3,280
Financing activities:

Proceeds from short-term borrowings	244	50	—

Proceeds from exercise of warrants into common stock	—	8	—

Retirement of Series B mandatorily redeemable preferred stock	—	(100)	—

Proceeds from private placement of common stock and warrants	—	—	276

Proceeds from issuance of Series A mandatorily redeemable preferred stock and warrants, net	—	—	3,660

Proceeds from issuance of Series C mandatorily redeemable preferred stock and warrants, net	—	1,424	—

Proceeds from issuance of Series D mandatorily redeemable preferred stock and warrants, net	5,063	—	—

Repayment of short-term borrowings	(513)	(50)	(48)

Other financing expenses	35	—	—

Other equity transactions	—	(34)	—

Payment to holder of Series B mandatorily redeemable preferred stock	(650)	—	—

Net cash provided from financing activities	4,179	1,298	3,888

Increase (decrease) in cash and cash equivalents	350	(555)	59

	Year Ended June 30,
	(Restated See Note 2) 2003	2002	2001
Cash and cash equivalents, beginning of year	6	561	502

Cash and cash equivalents, end of year	356	6	561
Short-term investments, end of year	—	—	17

Cash, cash equivalents and short-term investments, end of year	$356	$6	$578

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Conversion of Series A mandatorily redeemable preferred stock into common stock	$—	$91	$247

Exchange of Series A mandatorily redeemable preferred stock for Series B preferred stock	$—	$3,231	$—

Conversion of Series A mandatorily redeemable preferred stock into common stock	$—	$85	$—

Conversion of Series B mandatorily redeemable preferred stock into common stock	$884	$397	$—

Exchange of Series B mandatorily redeemable preferred stock for Series C preferred stock	$—	$200	$—

Repurchase of Series B mandatorily redeemable Preferred Stock for cash-less exercise of warrants into common stock	$84	$—	$—

Conversion of Series C mandatorily redeemable preferred stock into common stock	$49	$25	$—

Cash-less exercise of warrants into common stock to repurchase Series B mandatorily redeemable preferred stock	$—	$277	$—

Warrant to acquire common stock for finders fee	$—	$—	$79

Beneficial conversion feature on Series B mandatorily redeemable preferred stock treated as a dividend	$—	$—	$2,913

Beneficial conversion feature on Series C mandatorily redeemable preferred stock	$—	$349	$—

	Year Ended June 30,
	(Restated See Note 2) 2003	2002	2001
Beneficial conversion feature on Series D Preferred stock treated as a dividend	$6,845	$—	$—

Exchange of Series B mandatorily redeemable preferred stock for Series B preferred stock	$124	$—	$—

Exchange of Series C mandatorily redeemable preferred stock for Series D preferred stock	$929	$—	$—

Exchange of debenture notes for Series D preferred stock	$300	$—	$—

Issuance of debenture notes in exchange for a note receivable from investee	$296	$—	$—

Exchange of accounts receivable billed to investee for additional interest in investee	$218	$—	$—

Accrued dividends on Series D convertible preferred stock	$4	$—	$—

Fair Value of Series D preferred stock issued to acquire Voxware n.v. and recorded equity method interest in Voxware, n.v. prior to acquisition	$904	$—	$—

The accompanying notes are an integral part of these financial statements.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business Operations

Voxware, Inc. is a leading provider of voice-based technology that optimizes the front line logistics and distribution center workforce. The Company’s primary product, VoiceLogistics, enables warehouse workers to perform a wide array of logistics tasks-such as picking, receiving, put away, replenishment, loading, returns processing, cycle counting, cross-docking and order entry-more efficiently and effectively. VoiceLogistics also gives distribution center management an effective tool for reducing logistics costs and optimizing complex materials handling processes.

The VoiceLogistics solution is a combination of software, hardware and professional services. Enabled by the Company’s patented speech recognition and patent-pending VoiceXML web browser technologies, it creates a dynamic, real-time link between highly mobile workers, the warehouse management system ( WMS ), and supervisory personnel. The Company believes that our solution is unique in the industry because it is the first web-based, people-centric, interactive speech recognition application engineered specifically to operate in highly demanding industrial environments.

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

In addition to the industrial voice-based solutions business, the Company also licenses its digital speech coding technologies and products on a limited basis to customers in the multimedia applications and consumer devices markets. Although the assets relating to the speech and audio coding business were sold to Ascend Communications, Inc. ( Ascend ) (a wholly owned subsidiary of Lucent Technologies, Inc.), the sale did not include the Company’s rights and obligations under its then existing license agreements. While the Company may continue to take advantage of favorable opportunities to license its speech coding technologies, the Company does not anticipate dedicating resources to the development, marketing or licensing of speech coding technologies to potential new licensees.

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

The Company evaluates the recoverability of goodwill annually or more frequently if impairment indicators arise, as required under Statement of Financial Accounting Standards ( SFAS ) No. 142 ( SFAS 142 ), Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value-based test at the business segment level. A goodwill impairment loss is recorded for any goodwill that is determined to be impaired. Under SFAS No. 144 ( SFAS 144 ), Accounting for the Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized for an intangible asset to the extent that the asset’s carrying value exceeds its fair value, which is determined based upon the estimated future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

Inventory purchases and purchase commitments are based upon forecasts of future demand. The Company values inventory at the lower of standard cost (which approximates first-in, first-out cost) or market. If the Company believes that demand no longer allows the Company to sell its inventory above cost or at all, then they will write down inventory to market or write-off excess inventory levels. If customer demand subsequently differs from forecasts, requirements for inventory write-offs could differ from those estimates.

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

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Voxware, Inc. and its wholly-owned subsidiaries, Verbex Acquisition Corporation and Voxware n.v. On June 27, 2003, Voxware, Inc. acquired the remaining 67% equity interest of Voxware n.v. that it did not previously own. As such, we have consolidated the financial position of Voxware n.v. as of June 30, 2003, and the results of their operations and their cash flows for the period June 27, 2003 through June 30, 2003. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company derives revenues from products and services. The products and services are sold separately as well as combined. Product sales include hardware and license fees (from Voxware’s voice-based VISE and VoxBrowser( proprietary software technologies that are installed on such hardware) generated from the Company’s VoiceLogistics and stationary device product lines. License fees include application software and speech coding software license fees generated from the Company’s VoiceLogistics product line and speech compression technologies segment. Sales to customers are subject to agreements, which outline terms and conditions, including applicable prices, licensing rights and payment terms ranging up to 90 days from delivery of such products and services. We do not include right of return provisions in our standard customer agreements. However, some customers sign initial trial agreements with us, where we generally allow them up to 90 days to evaluate our products where they have the right of return. When a customer signs such a trial agreement, we do not recognize revenue on such product sales until such time as a customer formally commits to purchase such products. Sales to resellers and other third parties may also include additional warranty provisions and specific price protection that is incremental to what customer arrangements generally contain.

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

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ( SOP ) No. 97-2, Software Revenue Recognition, as amended. SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, does not currently apply since arrangements with the Company’s customers do not require significant production, modification, or customization to its software. Revenues from product sales and license fees generally are recognized upon shipment of hardware and applicable software, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. Vendor-specific objective evidence of the fair value of the hardware and software components is based on the price determined by management when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management. Service revenues for professional services fees are generally recognized upon completion of implementation, or over the period in which such services are rendered, provided there are no significant post-delivery obligations connected with such services. Extended warranty and maintenance revenues, including the amounts bundled with initial or recurring revenues, are recognized over the term of the warranty or support period, which is typically one year. If an acceptance period is required, revenues are recognized upon customer acceptance.

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

Research and Development

Research and development expenditures are charged to operations as incurred. Pursuant to SFAS No. 86 ( SFAS 86 ), Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of the technological feasibility of the Company’s products and general release substantially coincided. As a result, costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant and, therefore, the Company has not capitalized any such costs.

Net Loss Per Share

Basic net loss per share was computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the fiscal years ended June 30, 2003, 2002 and 2001. Due to the Company’s net losses for the years ended June 30, 2003, 2002 and 2001, the effect of including common stock equivalents in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock equivalents of 633,174,000, 3,599,000 and 3,915,000 in the years ended June 30, 2003, 2002 and 2001, respectively, have not been included in the calculation of net loss per share. As a result, basic net loss per share is the same as diluted net loss per share for the years ended June 30, 2003, 2002 and 2001.

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

Accounts Receivable and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 90 days from with invoice, depending on contractual terms. Customer account balances with invoices dated over 90 days old are considered delinquent. Unpaid accounts do not bear interest. Accounts receivable are stated at the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or if unspecified, are applied to the earliest unpaid invoice.

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

Inventory

Inventory is stated at lower of cost or market. Cost is determined using the first-in, first-out ( FIFO ) method. If the Company believes that demand no longer allows it to sell its inventory above cost, or at all, then the Company writes down that inventory to market or writes-off excess inventory levels.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets, ranging from three to seven years. Maintenance, repairs and minor replacements are charged to expense as incurred.

Goodwill and Intangible Assets

The Company evaluates the recoverability of goodwill on an annual basis or in certain circumstances more often, as required under SFAS 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value based test at the business segment level. A goodwill impairment loss is recorded for any goodwill that is determined to be impaired. Under SFAS No. 144 ( SFAS 144 ), Accounting for the Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the fair value or the estimated future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. Cash flow estimates in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

Impairment of Long-Lived Assets

In October 2001, the Financial Accounting Standards Board ( FASB ) issued SFAS No. 144 (SFAS 144 ), Accounting for the Impairment or Disposal of Long-Lived Assets which became effective for the first quarter in the fiscal year ended June 30, 2003. SFAS 144 supersedes certain provisions of Accounting Principles Board ( APB ) Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ( APB 30 ) and supersedes SFAS No. 121 ( SFAS 121 ), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The adoption of SFAS 144 had no impact on the Company’s consolidated financial statements.

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

Warranty

The Company’s standard warranty policy that covers all manufacturer defects on its voice-based solutions commences upon first use in a production environment and extends for a twelve month period in the case of VoiceLogistics products, and 90 days from delivery to the customer or end user in the case of software (the Warranty Period ), and non-VoiceLogistics components, parts and sub-assemblies purchased by the Company are covered by manufacturer warranty for periods ranging from 30 days to one year. The Company accrues warranty costs based on historical experience and management’s estimates.

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

Three customers accounted for 28%, 25% and 10% of revenues for the year ended June 30, 2003. Accounts receivable due from these customers as of June 30, 2003 approximated 10%, 2% and 2% of total receivables, respectively. For the years ended June 30, 2002 and 2001, three customers accounted for 47%, 11% and 7% of 2002 revenues and three customers accounted for 13%, 12% and 12% of 2001 revenues, respectively. Accounts receivables due from these customers as of June 30, 2002 approximated 47%, 11% and 7% of total receivables, respectively.

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with APB Opinion No. 25 ( APB 25 ), Accounting for Stock Issued to Employees, using an intrinsic value approach to measure compensation expenses, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with SFAS No. 123 ( SFAS 123 ), Accounting for Stock-Based Compensation, and Emerging Issues Task Force ( EITF ) Issue No. 96-18 ( EITF 96-18 ) Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, using a fair value approach.

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

	June 30,
	2003	2002	2001
	(in thousands, except per share data)
Net loss applicable to common shareholders:
As reported	$(7,644)	$(5,917)	$(19,234)

Add:
Stock-based employee compensation included in net loss applicable to common stockholders, net of related tax effects	52	1	15
Less:
Stock-based compensation expense determined under fair-value method for all awards, net of related tax effects	932	733	46

Pro forma net loss applicable to common stockholders	$(8,524)	$(6,649)	$(19,265)

Net loss per share applicable to common stockholders-basic and diluted
As reported	(0.31)	(0.32)	(1.32)

Pro forma	(0.35)	(0.36)	(1.33)

The pro forma results above are not intended to be indicative of or a projection of future results.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130 ( SFAS 130 ), Reporting Comprehensive Income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income (loss). The only items of other comprehensive income of the Company in the years ended June 30, 2003, 2002 and 2001 are unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments.

Reclassifications

Certain amounts contained in the accompanying 2002 Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 ( FIN 45 ), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 changes current practice in the accounting for, and disclosure of, guarantees. The interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probably and reasonably estimable, as those terms are defined in FASB Statement No. 5 ( SFAS 5 ), Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The Company has not issued any guarantee that meets the initial recognition and measurement requirements of FIN 45. The Company has adopted FIN 45 as it relates to our disclosure of warranty liabilities in the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 ( SFAS 148 ), Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock based compensation. Certain disclosure modifications are required for interim and annual periods ending after December 15, 2002 and are included in the notes to our June 30, 2003 consolidated financial statements. Adoption of SFAS 148 did not have a significant impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 ( FIN 46 ), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements.” FIN 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 was scheduled to be effective for variable interest entities created after January 31, 2003. On December 24, 2003, the FASB published a revision to FIN 46 (“FIN No. 46( R )”). FIN No. 46( R ) clarifies certain provisions of FIN 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46( R ) will be applied on March 31, 2004. The Company does not anticipate that the adoption of FIN 46 and FIN No. 46( R ) will have a material effect on its financial position or results of operations.

In March 2003, the EITF published Issue No. 00-21 ( EITF 00-21 ), Accounting for Revenue Arrangements with Multiple Deliverables. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance is effective for revenue arrangements that the Company entered into in fiscal periods beginning after June 15, 2003. Accordingly, the Company adopted EITF 00-21 on July 1, 2003. The Company determined the adoption of EITF 00-21 did not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 ( SFAS 150 ), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 modifies the traditional definition of liabilities to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS 150. This new standard is effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning in the first quarter of fiscal 2004. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

Subsequent to the issuance of the Company’s June 30, 2003 consolidated financial statements filed as part of Form 10-K on October 14, 2003, management identified certain accounting errors, as discussed below, in its previously issued consolidated financial statements. As a result, the consolidated financial statements as of June 30, 2003 and for the year then ended have been restated from the amounts previously reported.

1.	Net gain on extinguishment of certain liabilities

After reviewing the transaction, the Company determined that it did not properly record the benefit from extinguishment of Series B and Series C Mandatorily Redeemable Stock. As restated, this benefit is included as additional paid-in capital. Previously, the Company reported this benefit as a component of net gain on extinguishment of certain liabilities.

Subsequent to the issuance of the Company’s June 30, 2003 restated consolidated financial statements filed as part of Form 10-K/A on October 23, 2003, management identified certain accounting errors as discussed below in its previously restated consolidated financial statements. As a result, the consolidated financial statements as of June 30, 2003 and for the year then ended have been restated from the amounts previously reported.

2.	Payroll taxes and related costs

As the result of an internal review of the accounting treatment of certain specific transactions, conducted with the assistance of outside counsel and its independent auditing firm, the Company has discovered that it had not filed timely payroll tax returns and it had not made timely payments of its payroll tax liabilities, and that it had understated its liability for payroll taxes, as of June 30, 2003. As a result of this, the Company has accrued penalties and interest relating to its failure to timely report and remit its payroll tax liabilities and it has accrued for the understatement of the payroll tax liability. As of December 31, 2003, payments have been made to federal and state tax authorities on substantially all of the outstanding payroll taxes and interest. The Company is using its best efforts to negotiate a settlement of assessed penalties.

3.	Revenue recognition

The Company has identified situations where customer arrangements were not adequately documented. In certain instances, the customer was invoiced twice by mistake. Therefore, the recognition of revenue and related accounts receivable were overstated.

4.	Other financing expenses in connection with the issuance of Series D Preferred Stock

As discussed in Note 13 to the Consolidated Financial Statements, on June 27, 2003, the Company completed a private placement of Series D Preferred Stock. In the Company’s previously reported financial statements, the Company did not record all of the related financing expenses.

The principal adjustments are summarized below:

Description	As Previously Reported	As Restated
Consolidated Balance Sheet:
Accounts receivable, net of allowance	$2,539	$2,258

Total current assets	$7,868	$7,587

Total assets	$9,128	$8,847

Accounts payable and accrued expenses	$3,747	$3,149

Payroll tax, penalties and interest payable	$—	$1,312

Deferred revenue	$616	$548

Total current liabilities	$4,391	$5,037

Stockholders equity (deficit):
Additional paid-in capital	$62,112	$64,644

Accumulated deficit	$(54,704)	$(58,163)

Total stockholders equity	$4,699	$3,772

Total liabilities and stockholders equity	$9,128	$8,847

Statements of Operations:
Service revenues	$1,285	$1,071

Total revenues	$8,606	$8,392

Cost of product revenues	$3,528	$3,654

Cost of service revenues	$597	$688

Total cost of revenues	$4,125	$4,342

Gross profit	$4,481	$4,050

Research and development	$2,079	$2,110

Sales and marketing	$1,310	$1,379

General and administrative	$1,787	$2,059

Total operating expenses	$5,950	$6,322

Interest expense	$(239)	$(253)

Net gain on extinguishment of certain liabilities	$3,089	$447

Net income (loss)	$1,071	$(2,388)

Benefit from extinguishment of mandatorily redeemable preferred stock	$—	$2,642

Net loss applicable to common stockholders	$(6,827)	$(7,644)

Net loss per share applicable to common stockholders-basic and diluted	$(0.28)	$(0.31)

3. BUSINESS COMBINATION

On June 27, 2003, the Company completed its acquisition of the remaining 67% interest in Voxware n.v., which it did not already own. The total purchase price of $926,000 consisted of $450,000 of the Company’s Series D Preferred Stock (30,000,000 shares issued based at the fair value of $0.015 per share), $454,000 of the Company’s interest in its investee prior to acquisition and $22,000 of transaction costs. Voxware n.v. assets consist primarily of an assembled workforce, inventory, accounts receivable, property and equipment. Voxware n.v. operates as a full service office (sales, marketing, professional services and administration). This transaction is being accounted for as a purchase pursuant to SFAS No. 141, Business Combinations. The goodwill for this acquisition is not deductible for tax purposes. Contingent shares of Series D Preferred Stock may increase the purchase price of Voxware n.v. (see note 5).

The estimated fair value of tangible assets acquired, liabilities assumed, purchase price components and goodwill as of the purchase date for the Voxware n.v. acquisition is as follows (in thousands):

Current assets	$1,397
Property and equipment	65
Goodwill	1,039

Total assets acquired	2,501
Current liabilities assumed	(1,509)
Long-term debt assumed	(66)

Total purchase price	$926

The purchase price is comprised of the following:
Company’s interest in investee prior to acquisition	$454
Series D issuance (see Note 13)	450
Transaction costs	22

Total purchase price	$926

Voxware n.v. was incorporated on June 30, 2002 and therefore, there are no pro forma results for the year ended June 30, 2002. Pro forma results for the year ended June 30, 2003, assuming the acquisition had occurred as of July 1, 2002 are as follows:

June 30, 2003 (unaudited)
(in thousands)
Revenues	$9,024

Net loss applicable to common stockholders	$(8,488)

Net loss per share applicable to common stockholders-basic and diluted	$(0.35)

4. INVENTORY:

	June 30,
	2003	2002
	(in thousands)
Raw materials	$412	$630
Work in process	105	152
Finished goods	559	139
Less-Inventory reserve	(261)	(243)

Inventory, net	$815	$678

5. GOODWILL AND INTANGIBLE ASSETS:

Goodwill

As defined by SFAS 142, the Company identified one reporting unit - the voice-based product segment which constitutes components of the Company’s business that includes goodwill. During the fourth quarter of the fiscal year ended June 30, 2003, the Company did not complete its annual impairment test, since the acquisition of Voxware n.v. occurred on June 27, 2003 and the Company has determined that no impairment occurred from June 27, 2003 to June 30, 2003. The Company plans to complete its first full annual impairment test as of June 30, 2004.

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

	June 30,
	2003	2002
	(in thousands)
Acquisition of Verbex Voice Systems, Inc.	$5,131	$5,131
Less-Accumulated amortization	(5,131)	(4,362)

Intangible assets, net	$—	$769

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

6. PROPERTY AND EQUIPMENT:

	June 30,
	2003	2002
	(in thousands)
Equipment	$1,108	$919
Leasehold improvements	448	448
Furniture and fixtures	80	80

	1,636	1,447
Less-Accumulated depreciation	(1,449)	(1,150)

Property and equipment, net	$187	$297

Depreciation expense was approximately $250,000, $271,000 and $314,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

7. EQUITY INVESTMENT AND ADVANCES IN VOXWARE N.V.:

On October 2, 2002, the Company acquired a 33% interest in Voxware n.v., which was established to sell and market the Company’s products in Europe. For the period October 2, 2002 through June 26, 2003, the Company accounted for this investment under the equity method of accounting and, as such, recorded its 33% share of such losses amounting to $366,000 in the Consolidated Statements of Operations as Equity Loss in Investee. In addition, the Company provided $268,000 of cash advances to investee, converted $218,000 of accounts receivable into an additional investment and converted $296,000 of a note receivable into an additional investment as of June 26, 2003. On June 27, 2003, the Company acquired the remaining outside interest in Voxware n.v. in exchange for 30,000,000 shares of Series D Preferred Stock (see Note 3) and up to 15,000,000 additional shares of Series D Preferred Stock if Voxware n.v. exceeds certain sales milestones.

The Company had also granted Voxware n.v. a royalty-free license to distribute Voxware’s voice-based solutions for the logistics, distribution and package sorting industries in Europe on mutually acceptable, commercially reasonable terms, which terminated effective June 27, 2003.

The table below sets forth certain financial information of Voxware n.v. and the Company’s share of their losses for the period October 2, 2002 through June 26, 2003 (in thousands):

October 2, 2002- June 26, 2003
Revenues	$632

Net loss	$(1,098)

Company’s interest in net loss	$(366)

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

	June 30,
	2003	2002
	(in thousands)
Accounts payable-trade	$1,953	$1,382
Accrued compensation and benefits	371	142
Accrued professional fees	352	194
Accrued royalties	174	160
Accrued inventory	71	—
Warranty reserves	70	44
Other accrued expenses	158	60

Accounts payable and accrued expenses	$3,149	$1,982

During fiscal 2003, the Company settled severely past due accounts with two creditors that were accounted for as early extinguishments of debt. A net gain of $466,000 was realized as a result of the two creditors agreeing to these early extinguishment of debt transactions (see Note 15). These two creditors, collectively, agreed to settle their accounts in full ($546,000) for aggregate cash payments of $80,000.

9. PAYROLL TAXES, PENALITIES AND INTEREST PAYABLE:

	June 30
	2003	2002
	(in thousands)
Federal and State payroll tax liabilities	$1,102	$39
Penalties	196	—
Interests	14	—

	$1,312	$39

As of December 31, 2003, payments to federal and states tax authorities in the amount of approximately $1,071,000 have been made on principal and interest outstanding as of June 30, 2003. The Company is using its best efforts to negotiate a settlement of assessed penalties.

10. SHORT-TERM BORROWINGS:

On May 7, 2003, the Company completed a line of credit facility with Silicon Valley Bank. The maximum amount that can be drawn on the line of credit is $250,000. The amount available to the Company is subject to a borrowing base consisting of 80% of the Company’s eligible accounts receivable. This line of credit matures on May 6, 2004. The facility bears interest at prime plus 2% per annum and a handling fee of 0.25% of specific accounts receivable invoices financed. In connection with establishing this line of credit facility, Silicon Valley Bank received a warrant to purchase 750,000 shares of common stock at an exercise price of $0.015 per share. Using the Black-Scholes Option Pricing Model, the Company assigned a value of $7,000 to the warrant, which was charged to interest expense during the fiscal year ended June 30, 2003. Such warrants will expire on June 27, 2013. The line of credit is secured by the Company’s eligible accounts receivable and inventory, up to $250,000. As of June 30, 2003, there was no outstanding principal balance on this line of credit.

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

11. LONG-TERM DEBT:

Voxware n.v. has an outstanding note with KBC Bank Roeselare. The original amount of this note was €70,000. This note is due November 13, 2005, and is payable in 36 equal installments of €2,136. The facility bears interest at 6.12% per annum, and is secured by a blanket lien on Voxware n.v. equipment. As of June 30, 2003, there was an outstanding principal balance of $66,000, which was assumed in the the Voxware n.v. acquisition. Future minimum payments for this note are as follows (in thousands):

Year Ending June 30,
2004	$28
2005	27
2006	11

$66

On October 2, 2002, the Company issued a series of 10% Convertible Debenture Notes due July 1, 2003 ( Debentures ) in the aggregate principal amount of €300,699. The proceeds of $296,000 were utilized to fund operational expenses of Voxware n.v. in the form of a note receivable. During the fiscal year 2003, the Company determined that the subordinated debentures contained a beneficial conversion feature ( BCF ) of $190,000. The Company recorded the BCF as a reduction of the Debenture and an increase in additional paid-in capital. The Company amortized $185,000 of this BCF as interest expense during the fiscal year ended June 30, 2003. On June 27, 2003, the holders of the Debentures exchanged all of their outstanding notes, with a face value as of June 27, 2003 of $291,000, for 20,000,000 shares of 7% Cumulative Series D Convertible Preferred Stock ( Series D Preferred Stock ). The Company’s issuance of the 20,000,000 shares of Series D Preferred Stock was valued at $300,000 in the accompanying consolidated financial statements at the fair value of $0.015 per share. (see Note 13). The Company recorded a net loss of $19,000, including $10,000 of transaction costs, as a result of the holders of the Debentures formally agreeing to this troubled debt restructuring transaction (see Note 15).

12. SERIES A, SERIES B AND SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

On August 10, 2000, the Company completed a $4,000,000 private placement of Series A Mandatorily Redeemable Stock and warrant to purchase 727,273 shares of common stock with Castle Creek Technology Partners LLC ( Castle Creek ). In total, the Company issued 4,000 shares of Series A Mandatorily Redeemable Stock, which shares were convertible into shares of the Company’s common stock. In addition to the cash transaction costs, the Company issued warrants to a broker as a finder fee to acquire 50,000 shares of common stock. The exercise price of the broker warrant is $3.44 per share, and the warrant expires in five years, or on August 10, 2005. The Series A Mandatorily Redeemable Stock had a 7% dividend payable in cash or equity, and was convertible into Voxware common stock at an initial conversion price of $3.025 per share, subject to adjustment, as defined in the transaction documents. The Company was required to redeem its Series A Mandatorily Redeemable Stock 30 months from August 10, 2000, or February 10, 2003, provided funds were legally available under Delaware law.

The Company allocated the proceeds of $3,660,000, net of cash and non-cash transaction costs, to the Series A Mandatorily Redeemable Stock and warrants issued to investor and broker based on the relative fair value of each instrument. The fair value of the Series A Mandatorily Redeemable Stock was determined based on a discounted cash flow analysis and the fair value of the warrant was determined based on the Black-Scholes option-pricing model. As a result, the Company initially allocated approximately $2,774,000, $807,000 and $79,000 to the Series A Mandatorily Redeemable Stock, warrant to purchase common stock and additional paid-in capital, respectively. During fiscal 2002 and 2001, the Company adjusted the warrant to purchase 727,273 shares of common stock to market value using the Black-Scholes option-pricing model, since the exercise price of such warrant was subject to adjustments, as defined in the agreement. The Company recorded gains of none, $23,000 and $784,000 during the years ended June 30, 2003, 2002 and 2001, respectively. The Series A warrant holder exercised the warrant on November 22, 2002 at an exercise price of $0.1369 per share. The Company used the $100,000 proceeds to retire 99.56 shares of its Series B Mandatorily Redeemable Stock from Castle Creek.

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

On April 19, 2001, the Company completed a private placement of 714,000 shares of common stock and a common stock warrant to purchase 2,142,000 shares of common stock ( Purchase Warrant ) with Castle Creek. The 714,000 shares of common stock issued in this transaction were subject to anti-dilution in the event that the Company issued securities prior to specified dates at a price below the purchase price of $0.34 per share. No such issuance of securities occurred for such anti-dilution protection to be invoked. The Common Shares were sold at a price of $0.34 per share. The Company used $46,000 of the $243,000 in proceeds to retire 46 shares of its Series A Mandatorily Redeemable Stock. In connection with the April 2001 Purchase Agreement, the Company issued a remedy warrant to purchase 708,656 shares of common stock to Castle Creek on August 29, 2001 at an exercise price of $0.01 per share. Using the Black-Scholes option-pricing model, the Company determined the fair value of the remedy warrants was $139,000. The Company recorded the issuance of the remedy warrants as an increase to paid-in capital during the fiscal year 2002.

In August 2001, the Company exchanged its Series A Mandatorily Redeemable Stock for shares of Series B Mandatorily Redeemable Stock. As the term, rights and preferences of the Series B Mandatorily Redeemable Stock are substantially similar to those of the Series A Mandatorily Redeemable Stock, the Company recorded the exchange based upon the carrying value of the Series A Mandatorily Redeemable Stock. The Purchase Warrant was also cancelled and a new warrant ( New Warrant ) was issued to purchase 2,142,000 shares of common stock. During fiscal year 2002, Castle Creek exercised the New Warrant at an exercise price of $0.13 per share. The Company used the $278,000 proceeds to retire 259 shares of its Series B Mandatorily Redeemable Stock.

In October 2001, the conversion price was re-adjusted to $0.19 pursuant to terms defined in the Series B Mandatorily Redeemable Stock agreement. In December 2001, the conversion price was again re-adjusted to $0.16 pursuant to a amendment to the Series B Mandatorily Redeemable Stock Agreement as part of the December 12, 2001 private placement. On June 27, 2003, the conversion price was re-adjusted for the third time to $0.00021413527 pursuant to the June 27, 2003 private placement. As stipulated in the August 2000 agreement, any reset of the conversion price would result in a BCF limited as defined above. As the limit was reached on the April 2001 BCF, no BCF was recorded in conjunction with the October 2001, December 2001 or June 2003 adjustments.

On December 12, 2001, the Company completed a $1,765,000 private placement of Series C Mandatorily Redeemable Stock and common stock warrants to purchase 5,944,219 shares of common stock to various accredited investors. On February 1, 2002, the Company also received $100,000 in cash from an additional accredited investor in connection with this private placement. In total, the Company issued 1,865 shares of Series C Mandatorily Redeemable Stock, which shares are convertible into shares of common stock. The investors also received warrants to purchase 5,944,219 shares of common stock at an exercise price of $0.1255 per share that expire five years from the date of closing. In addition to the cash transaction costs, the Company issued warrants to investment advisors as finders’ fees to acquire 458,165 shares of common stock. The exercise price for the warrants issued as finders’ fees is $0.1255 per share, and the warrants expire in five years, or on December 12, 2006. Using the Black-Scholes option-pricing model, the Company determined the fair value of all warrants issued during the private placement to be $350,000. The Company recorded these warrants as a preferred stock dividend during fiscal year 2002. The Company was required to redeem its Series C Mandatorily Redeemable Stock 36 months from December 12, 2001, or December 12, 2004, provided funds were legally available under Delaware law. The Series C Mandatorily Redeemable Stock had a 7% dividend payable in cash or equity, and were convertible into Voxware common stock at an initial conversion price of $0.1255 per share, subject to adjustment, as defined in the transaction documents.

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

On June 27, 2003, the holder of the Series B Mandatorily Redeemable Stock relinquished certain rights, including relinquishing their rights to receive $176,000 of accrued dividends and eliminating in perpetuity their right to a mandatorily redeemable maturity date, for $650,000 in cash. As of June 27, 2003, all 1,766.619 outstanding shares of Series B Mandatorily Redeemable Stock, valued at $2,126,000, became Series B Convertible Preferred Stock ( Series B Preferred Stock ). The holder of the Company’s Series B preferred stock can convert these 1,766.619 outstanding shares of Series B into a total of 8,250,000 shares of common stock at a fixed conversion price of $0.00021413527 per share. The Company’s exchange of the 1,766.619 shares of Series B is convertible into 8,250,000 shares of common stock was valued at $124,000 in the accompanying consolidated financial statements using the fair value of $0.015 per share. The Company recorded a benefit from extinguishment of the mandatorily redeemable preferred stock of $1,478,000, including $50,000 of transaction costs related to this exchange.

As of June 27, 2003, all 1,795 outstanding shares of Series C Mandatorily Redeemable Stock, valued at $2,079,000, were exchanged for an aggregate of 61,933,934 shares of Series D Preferred Stock. The holder of the Series C Mandatorily Redeemable Stock also relinquished certain rights, including relinquishing their rights to receive common stock warrants valued at $14,000 and eliminating in perpetuity their right to a mandatorily redeemable maturity date. The Company’s issuance of the 61,933,934 shares of Series D Preferred Stock was valued at $929,000 in the accompanying consolidated financial statements using the fair value of $0.015 per share. The Company recorded a benefit from extinguishment of the mandatorily redeemable preferred stock of $1,164,000 related to this exchange.

13. STOCKHOLDERS’ EQUITY (DEFICIT):

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

Private Placement of Series D Preferred Stock, Series D Preferred Stock Warrants, and Common Stock Warrants

On June 27, 2003, the Company completed a private placement of Series D Preferred Stock, Series D Preferred Stock warrants to purchase up to 93,333,333 (actual issuance 37,111,111 and an additional 23,777,778 to be issued) shares of Series D Preferred Stock, and common stock warrants to purchase up to 18,666,667 shares of common stock ( Series D Private Placement ) to various accredited investors. In total, the Company initially issued 485,267,267 shares of Series D Preferred Stock, which shares are currently convertible into 485,267,267 shares of common stock, resulting in proceeds to the Company of approximately $5,063,000, net of transaction costs. The Company received $5,063,000 in net cash and issued 373,333,333 of these 485,267,267 shares of Series D Preferred Stock, at a price per share of $0.015. In addition to cash transaction costs of $434,000, the Company issued a warrant to purchase 9,333,333 shares of common stock to an investment banker advisor, at an exercise price of $0.015 per share. Such warrants issued to the investment banker advisor expire on June 27, 2013. Using the Black-Scholes option-pricing model, the Company determined the fair value of the warrants issued to the investment banker advisor to be $82,000, which is included in Series D transaction costs. The Series D Preferred Stock has a 7% dividend payable in cash or equity, at the election of Voxware, and each preferred share is convertible into one share of Voxware common stock at an initial conversion price of $0.015 per share. The Company accrued dividends totaling $4,000 for the year ended June 30, 2003.

The Company’s issuance of 485,267,267 shares of Series D Preferred Stock was valued at $6,845,000 in the accompanying consolidated financial statements using the fair value of $0.015 per share. The Company determined that a Beneficial Conversion Feature ( BCF ) existed with regards to the Series D private placement since there was a difference between the common stock closing price as quoted on the Nasdaq Stock Market on the NASDAQ OTC Bulletin Board and the conversion price available to the holders of the Series D Preferred Stock. The BCF was limited to the carrying value of the Series D Preferred Stock, which was determined to be $6,845,000 for the year ended June 30, 2003. The Company recorded this BCF during the year ended June 30, 2003. The following table summarizes the BCF recorded on Series D convertible preferred stock (in thousands, except share amounts):

	Shares Issued	BCF Value
Cash	373,333,333	$5,176
Exchange of Series C	61,933,934	929
Exchange of Debentures	20,000,000	450
Acquisition of Voxware n.v.	30,000,000	290

Total	485,267,267	$6,845

As defined in the transaction agreements, certain purchasers also have received additional warrants to purchase 37,111,111 shares of Series D Preferred Stock at an exercise price of $0.001 per share. Such warrants will expire on June 27, 2013. As a result of the restatement of revenue (See Note 2) and in accordance with the terms of the Series D Preferred Stock agreement, as indicated in this Form 10K/A Amendment No. 2, the Company will issue an additional 23,777,778 Series D Preferred Stock warrants to respective purchasers according to the warrants agreement. The remaining 32,444,444 warrants have been cancelled as of December 31, 2003 in accordance with the terms set forth in the warrants agreements.

If the Company fails to complete filing of registration statements, as defined in the transaction agreements, these certain purchasers can also receive additional common stock warrants to purchase up to 18,666,667 additional shares of common stock at an exercise price of $0.015 per share. Such warrants, if issued, would expire on June 27, 2013. The Company has filed a registration statement in a timely manner, as required. Company counsel has received a comment letter from the Securities and Exchange Commission requesting additional information related to the filing of the registration statement. The Company is using its best efforts to respond to the Commission and have the registration statement become effective. The holders of the Series D Preferred Stock have contingently waived their rights to receive these warrants.

In connection with the Series D Private Placement, each respective Purchaser has agreed not to sell any shares of Common Stock issued upon the conversion of the Series D Preferred Stock for a period of one (1) year from the date of the closing. In addition, each of the respective Purchasers has agreed for a period of two (2) years from the date of the closing that it shall limit its sale of any shares of Common Stock issued upon conversion of Series D Preferred Stock to no more than ten percent (10%) of the previous month’s trading volume on the principal securities exchange, automated quotation service or consolidated reporting system upon which the Company’s common Stock is then listed and not to short sell any shares of Common Stock issued upon conversion of Series D Preferred Stock. All shares of Series D Preferred Stock rank senior in liquidation preference to all other securities issued by the Company.

The Company also has warrants outstanding to purchase 454,681 shares of common stock at exercise prices ranging from $0.032 to $0.1255, which expire June 2013.

Stock Option Plans

Pursuant to the 1994 Stock Option Plan as amended ( 1994 Plan ), the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. As of June 30, 2003, options to purchase 2,412,000 shares of Common Stock were outstanding under the 1994 Plan and there are no additional shares available for future option grants. The period which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

Additionally, pursuant to the 1998 Stock Option Plan for Outside Directors ( 1998 Plan ), which was approved by the Company’s stockholders in January 1998, the Company has granted a total of 135,000 options at exercise prices of $0.40 to $3.75 per share. Pursuant to the Outside Directors Plan, each non-employee director of the Company shall receive an option to purchase 30,000 shares of the Company’s Common Stock (Initial Option) on the date of his or her election or appointment to the Board of Directors, at an exercise price equal to the Company’s stock price at the end of the day of his or her election or appointment to the Board of Directors (Initial Grant Date). In addition, on the date of his or her re-election to the Board of Directors, if he or she is still a non-employee director on such date and has met certain other requirements defined in the Outside Directors Plan, he or she shall receive an option to purchase 10,000 shares of the Company’s Common Stock (Additional Option) on the date of his or her re-election or appointment to the Board of Directors, at an exercise price equal to the Company’s stock price at the end of the day of his or her re-election or appointment to the Board of Directors (Additional Grant Date). All options granted under the Outside Directors Plan shall be exercisable as to one-twelfth of the shares issued under each option on the last day of each of the 12 three-month periods immediately following the applicable grant date.

In June 2003, the Company’s stockholders approved the 2003 Stock Option Plan ( 2003 Plan ). Pursuant to the 2003 Plan, the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. As of June 30, 2003, options to purchase 65,550,000 shares of Common Stock were outstanding under the 2003 Plan and an additional 24,450,000 shares were reserved for future option grants. Of such options, 5,000,000 shares were granted to outside directors of the Company. The period during which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

Information relative to the 1994 Plan, 1998 Plan and 2003 Plan are as follows:

	Shares	Price Per Share
Outstanding at June 30, 2000 (838,391 exercisable)	2,738,250	$0.500	$7.88
Granted	482,500	$0.400	$3.84
Exercised	—		—
Canceled	(457,500)	$0.400	$7.88

Outstanding at June 30, 2001 (1,527,000 exercisable)	2,763,250	$0.400	$7.88
Granted	70,000	$0.880	$2.88
Exercised	—		—
Canceled	(311,375)	$0.150	$7.88

Outstanding at June 30, 2002 (1,950,563 exercisable)	2,521,875	$0.150	$7.88
Granted	65,747,000	$0.015	$0.09
Exercised	—		—
Canceled	(341,250)	$0.400	$7.88

Outstanding at June 30, 2003 (2,023,229 exercisable)	67,927,625	$0.015	$7.88

Information with respect to options outstanding at June 30, 2003, 2002 and 2001 is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
		(in dollars)	(in years)		(in dollars)
June 30, 2003:
$ 0.015 - $1.630	66,737,000	$0.03	8.71	1,013,323	$1.21
$ 1.900 - $3.000	99,000	2.63	5.64	76,969	2.63
$ 3.080 - $3.880	410,000	3.75	6.46	338,646	3.73
$ 4.000 - $7.880	611,625	4.64	6.09	594,291	4.67

$ 0.015 - $7.880	67,857,625	2.76	6.73	2,023,229	2.90

June 30, 2002:
$ 0.150 - $1.630	1,293,000	1.14	7.40	1,087,948	0.97
$ 1.900 - $3.000	142,000	2.62	6.90	92,177	2.69
$ 3.080 - $3.880	432,000	3.75	7.50	255,938	3.69
$ 4.000 - $7.880	584,875	4.65	7.20	514,500	4.61

$ 0.150 - $7.880	2,451,875	3.04	7.25	1,950,563	3.16

June 30, 2001:
$ 0.400 - $1.630	1,486,500	1.15	8.20	867,198	1.30
$ 1.900 - $3.000	162,500	2.63	7.90	51,958	2.42
$ 3.080 - $3.880	455,000	3.75	8.60	143,594	3.66
$ 4.000 - $7.880	659,250	4.61	8.10	464,250	4.64

$ 0.400 - $7.880	2,763,250	3.04	8.20	1,527,000	2.58

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

14. 401(k) SAVINGS PLAN:

Effective January 1997, the Company adopted a 401(k) Savings Plan ( 401(k) Plan ) available to all employees. The 401(k) Plan permits participants to contribute up to 10% of their base salary to the 401(k) Plan, not to exceed the limits established by the Internal Revenue Code. In addition, the Company matches 25% of employee contributions on the initial 6% contributed by employees. Effective January 1, 2002, the Company suspended the Company match until further notice.

Employees vest immediately in all employee contributions and Company match contributions. In connection with the 401(k) Plan, the Company recorded compensation expenses of approximately none, $26,000 and $38,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

15. NET GAIN ON EXTINGUISHMENT OF CERTAIN LIABILITIES:

Due to the severe cash flow problems experienced by the Company during fiscal year 2003, the Company entered into two extinguishment of debt arrangements with two creditors and with all existing holders of the Company’s Convertible Debentures Notes. As a result, the Company recorded a net gain on extinguishment of certain liabilities of $447,000 during the year ended June 30, 2003. The table below sets forth certain financial information regarding the corresponding gains (losses) which are included as part of the net gain on extinguishment of certain liabilities in the accompanying consolidated financial statements (in thousands):

	Gain on Extinguishment of Debt Transactions	Gain (Loss) on Troubled Debt Restructuring Transactions	Net Gain on Extinguishment
Accounts payable and accrued expenses (see Note 8)	$466	$—	$466
Debentures (see Note 11)	—	(19)	(19)

	$466	$(19)	$447

16. INCOME TAXES:

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

Deferred tax assets reflects the impact of temporary differences as follows (in thousands):

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

A reconciliation of the tax benefit computed by multiplying pre-tax accounting loss by the statutory Federal income tax rate of 34% is as follows (in thousands):

	June 30,
	2003	2002	2001
Income tax benefit computed at statutory rate	$(812)	$(1,357)	$(5,323)
Changes in expected tax resulting from:
Change in valuation allowance	761	1,471	3,384
Other	51	(114)	1,939

Total	$—	$—	$—

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

The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% shareholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 2003, such a change in ownership occurred. As a result of the change, the Company’s ability to utilize certain of its net operating loss carryforwards will be limited.

17. COMMITMENTS AND CONTINGENCIES:

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

Year ending June 30,
2004	$295
2005	205
2006	205
2007	205

$910

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

The Company has a three-year employment agreement with an officer. The agreement provide for minimum salary levels, adjusted annually at the discretion of the Board of Directors, and bonus based upon the Company’s performance as measured against a business plan approved by the Board.

18. SEGMENT INFORMATION:

Prior to the Company’s acquisition of Verbex in February 1999, the Company had been managed in one operating segment. Since the Verbex acquisition, the Company has been managed in two operating segments: industrial voice-based solutions and speech compression technologies. The voice-based solutions business relates to the Company’s current business focus since the Verbex acquisition. The speech compression technologies business relates to the Company’s business focus prior to the Verbex acquisition. In September 1999, the Company sold substantially all of the assets related to the speech compression business to Ascend. The Company does not expect to pro-actively market the speech compression technologies in the future, and expects revenues generated from the licensing of the speech compression technologies business to decrease significantly over time.

Costs associated with corporate and administrative overhead expenses, are included in the speech compression technologies segment. Goodwill and intangible assets related to the Voxware n.v. and Verbex acquisitions, and the amortization of applicable assets, are included in the voice-based product business segment.

Business segment information for the years ended June 30, 2003 and 2002 is included in the table below (in thousands):

	Voice-Based Product Segment	Speech Compression Technologies Segment	Total
	2003	2003	2003
Revenues	$7,942	$450	$8,392
Income (loss) from operations	(2,622)	350	(2,272)
Depreciation and amortization	1,019	—	1,019
Identifiable assets	8,671	176	8,847

	2002	2002	2002
Revenues	$4,233	$268	$4,501
Income (loss) from operations	(4,079)	25	(4,054)
Depreciation and amortization	1,569	—	1,569
Identifiable assets	3,037	154	3,191

	2001	2001	2001
Revenues	$1,195	$850	$2,045
Income (loss) from operations	(17,615)	(101)	(17,716)
Depreciation and amortization	4,308	105	4,413
Asset impairment charge	4,902	—	4,902
Identifiable assets	1,232	4,581	5,813

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

	June 30,
	2003	2002	2001
Revenues:
United States	$6,467	$3,480	$1,738
Other	1,925	1,021	307

Total	$8,392	$4,501	$2,045

Property and equipment, net:
United States	$122	$297	$611
Other	65	—	—

Total	$187	$297	$611

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following tables present condensed operating results for each of the eight fiscal quarters for the period ended June 30, 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as the consolidated financial statements. In the opinion of management, all necessary adjustments, which consist of only normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with the Company’s Consolidated Financial Statements and the notes to those statements.

	Quarter Ended
	Sep 30, 2001	Dec 31, 2001	Mar 31, 2002	Jun 30, 2002	Sep 30, 2002	Dec 31, 2002	Mar 31, 2003	Jun 30, 2003
	(In thousands, except per share data)
Total revenues	$538	$1,015	$1,525	$1,423	$1,572	$2,298	$2,311	$2,211
Total cost of revenues	206	333	1,131	747	595	1,224	1,127	1,396
Net loss applicable to common stockholders	(1,821)	(1,091)	(1,403)	(1,602)	(716)	(719)	(758)	(5,451)
Net loss per share applicable to common stockholders-basic and diluted	(0.12)	(0.07)	(0.08)	(0.07)	(0.03)	(0.03)	(0.03)	(0.20)
Weighted average number of shares used in computing net loss per common share-basic and diluted	14,938	16,457	16,965	24,399	21,766	22,493	23,404	27,759

20. SUBSEQUENT EVENTS (UNAUDITED):

[a]	Subsequent to year-end and pursuant to the terms of the Series B Preferred Stock Transaction (see Note 12), Castle Creek elected to convert additional shares of Series B Preferred Stock into shares of Common Stock. Each share of Series B Preferred Stock converted into a number of common shares at a conversion price of $0.00021413527 per share. The following table details the subsequent conversions:

	Shares
Date	Series B Preferred	Common
July 15, 2003	200	933,989
July 18, 2003	200	933,989
August 5, 2003	200	933,989
September 9, 2003	200	933,989
November 20, 2003	200	933,989
January 27, 2004	200	933,989
February 18, 2004	200	933,989
March 11, 2004	200	933,989

As of March 11, 2004, the holder of the Company’s Series B Preferred Stock can convert the remaining 166.619 outstanding shares into a total of 778,088 shares of Common Stock at a fixed conversion price of $0.00021413527 per share.

[b]	Subsequent to September 30, 2003, the Company filed a Form S-2 Registration Statement with the Securities and Exchange Commission to register 552,883,274 shares of Common Stock.

[c]	On October 31, 2003, the Company paid in-kind dividends of $133,000 previously accrued on Series D Preferred Stock for the period June 27, 2003 through September 30, 2003, through the issuance of 842,051 shares of the Company’s Common Stock. On January 19, 2004, the Company paid in-kind dividends of $139,000 previously accrued on Series D Preferred Stock for the period October 1, 2003 through December 31, 2003, through the issuance of 1,155,179 shares of the Company’s Common Stock.

[d]	In December 2003, the Company increased the number of designated shares of Series D Convertible Preferred Stock in its Amended and Restated Certificate of Incorporation to 656,000,000 shares in connection with the issuance of Series D warrants as consideration for the guarantee of the Company’s credit facility with Silicon Valley Bank.

[e]	On December 30, 2003, the Company entered into a credit facility (the “SVB facility”) with Silicon Valley Bank. The SVB facility provides the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (4% as of December 31, 2003) plus ½ percent and is secured by all of the Company’s assets, including its intellectual property and a guarantee of the Company’s two largest shareholders. In exchange for the SVB facility guarantee, the shareholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants are exercisable into shares of the Company’s Series D Preferred at an exercise price of $0.015.

[f]	Subsequent to June 30, 2003, the Company issued 37,011,706 Series D Preferred Shares in satisfaction of certain Series D Warrant holders’ requests.

[g]	On January 5, 2004, the Company announced that it had replaced its then President and Chief Executive Officer Bathsheba J. Malsheen. Dr. Malsheen will continue to serve as a member of the Company’s Board of Directors. Thomas J. Drury, Jr. was named the Company’s President and CEO. The Company also announced the resignation of its then Chief Financial Officer, Nicholas Narlis. Allen M. Adler was named interim Chief Financial Officer of the Company. Mr. Adler previously served as the Company’s Controller.

Voxware, Inc.

Schedule II-Valuation and Qualifying Accounts

Years Ended June 30, 2001, 2002 and 2003

(in thousands)

	Balance at Beginning of Period	Charged Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2001	$144	$—	$—	144
Year ended June 30, 2002	144	—	50	94
Year ended June 30, 2003	94	18	39	73

Inventory reserves:
Year ended June 30, 2001	$190	$116	$150	$156
Year ended June 30, 2002	156	100	13	243
Year ended June 30, 2003	243	18	—	261

Warranty reserves:
Year ended June 30, 2001	$44	$—	$—	$44
Year ended June 30, 2002	44	—	—	44
Year ended June 30, 2003	44	82	56	70

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included in this Annual Report on Form 10-K as amended by Form 10-K/A Amendment No. 2.