Form 10-Q/A
period 2003-09-30
VOXWARE INC
filed 2004-04-13
CIK 933454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Lawrenceville Office Park

P.O. Box 5363

Princeton, New Jersey 08543

609-514-4100

(Address, including zip code, and telephone

number (including area code) of registrant s

principal executive office)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 6, 2004
Common Stock, $.001 par value	39,390,352

VOXWARE, INC.

PART I FINANCIAL INFORMATION ITEM

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to Voxware, Company, we, us and our in this Form 10-Q/A Amendment No. 1 refer to Voxware, Inc. and its subsidiaries unless the context requires otherwise.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 is being filed to present restated consolidated financial statements as of September 30, 2003 and for the three months then ended. A description of the adjustments that comprise the restatements is discussed in Note 2 of the Notes to Consolidated Financial Statements included in this report.

This report on Form 10-Q/A amends and restates Items 1 and 2 of Part I of the original Form 10-Q as filed on November 19, 2003.

Voxware, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2003 (Restated. See Note 2)	June 30, 2003
	(unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,749	$356
Cash held in attorney’s escrow account	—	3,891
Accounts receivable, net of allowance for doubtful accounts of $37,000 and $73,000 at September 30, 2003 and June 30, 2003, respectively	1,609	2,258
Inventory, net	1,171	815
Prepaid expenses and other current assets	163	267

Total current assets	4,692	7,587
Property and equipment, net	273	187
Goodwill	1,039	1,039
Other assets, net	35	34

	$6,039	$8,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$291	$—
Current portion of long-term debt	28	28
Accounts payable and accrued expenses	1,739	3,149
Payroll tax, penalties and interest payable	1,664	1,312
Deferred revenues	482	548

Total current liabilities	4,204	5,037
Long-term debt, net of current maturities	33	38
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 865,000,000 shares authorized as of September 30, 2003 and June 30, 2003:
7% cumulative Series D convertible preferred stock ($7,412 and $7,283 aggregate liquidation preference at September 30, 2003 and June 30, 2003, respectively); 485,267,267 shares issued and outstanding at September 30, 2003 and June 30, 2003	485	485
Series B convertible preferred stock; 966.619 and 1,766.619 shares issued and outstanding at September 30, 2003 and June 30, 2003, respectively	—	—
Common stock, $.001 par value, 1,035,000,000 shares authorized as of September 30, 2003 and June 30, 2003; 31,946,875 and 28,210,919 shares issued and outstanding as of September 30, 2003 and June 30, 2003, respectively	32	28
Additional paid-in capital	64,641	64,644
Accumulated deficit	(60,344)	(58,163)
Deferred employee compensation	(3,017)	(3,220)
Accumulated other comprehensive gain (loss)	5	(2)

Total stockholders’ equity	1,802	3,772

	$6,039	$8,847

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	(Restated. See Note 2) 2003	2002
	(In thousands, except per share data)
Revenues:
Product revenues:
Product sales	$389	$679
License fees	708	457
Royalties and maintenance revenues	248	107

Total product revenues	1,345	1,243
Service revenues	88	329

Total revenues	1,433	1,572

Cost of revenues:
Cost of product revenues	754	425
Cost of service revenues	387	170

Total cost of revenues	1,141	595

Gross profit	292	977

Operating expenses:
Research and development	705	438
Sales and marketing	870	234
General and administrative	725	396
Amortization of purchased intangibles	—	325

Total operating expenses	2,300	1,393

Operating loss	(2,008)	(416)
Interest expense	(24)	—
Other expense, net	(20)	2
Adjustment of warrants to fair value	—	(1)

Net loss	(2,052)	(415)
Accretion of preferred stock and warrants to redemption value	—	(267)
Beneficial conversion feature treated as a dividend	—	(34)
Dividends-Series D convertible preferred stock	(129)	—

Net loss applicable to common stockholders	$(2,181)	$(716)

Net loss per share applicable to common stockholders-basic and diluted	$(0.07)	$(0.03)

Weighted average number of shares used in computing net loss per common share-basic and diluted	30,551	21,766

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2003 (Restated. See Note 2)	2002
	(in thousands)
Operating activities:
Net loss	$(2,052)	$(415)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	67	398
Provision for doubtful accounts	5	33
Gain on write-down of warrants to fair value	—	1
Amortization of deferred employee compensation	203	—
Changes in operating assets and liabilities:
Accounts receivable	644	121
Inventory	(356)	150
Prepaid expenses and other current assets	104	9
Other assets, net	(1)	(10)
Accounts payable and accrued expenses	(1,536)	(233)
Payroll tax, penalties and interest payable	351	—
Deferred revenues	(67)	9

Net cash (used in) provided by operating activities	(2,638)	63

Investing activities:
Cash released from attorney’s escrow account	3,891	—
Purchase of property and equipment	(153)	—

Net cash provided from investing activities	3,738	—

Financing activities:
Proceeds from short-term borrowings	291	—
Repayment of long-term debt	(5)	—

Net cash provided from financing activities	286	—

Effect of foreign currency exchange rate on changes in cash	7	—
Increase in cash and cash equivalents	1,393	63
Cash and cash equivalents, beginning of period	356	6

Cash and cash equivalents, end of period	$1,749	$69

OTHER CASH FLOW INFORMATION:
Cash paid for interest	$6	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Accretion of preferred stock to redemption value	$—	$267

Conversion of Series B mandatorily redeemable preferred stock into common stock	$—	$200

Beneficial conversion feature on Series B mandatorily redeemable preferred stock treated as a dividend	$—	$34

Reclassification of preferred stock dividends to accrued liabilities	$—	$28

Exchange of Series B convertible preferred stock into common stock	$4	$—

Accrued dividends on Series D convertible preferred stock	$129	$—

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Voxware, Inc. and its wholly-owned subsidiaries, Verbex Acquisition Corporation and Voxware n.v. (referred to hereafter as Voxware or the Company) as of September 30, 2003, and June 30, 2003, (the June 30, 2003 financial information included herein has been extracted from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended June 30, 2003) and for the three months ended September 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

The consolidated statements of operations for the three months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended June 30, 2003.

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

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

Subsequent to the issuance of the Company’s September 30, 2003 consolidated financial statements, filed as part of Form 10-Q on November 19, 2003, management identified certain accounting errors, as discussed below, in its previously issued consolidated financial statements. As a result, the consolidated financial statements as of September 30, 2003 and for the three months ended September 30, 2003 have been restated from the amounts previously reported.

1. Payroll taxes and related costs

As the result of an internal review of the accounting treatment of certain specific transactions, conducted with the assistance of outside counsel and its independent auditing firm, the Company has discovered that it had not filed timely payroll tax returns and it had not made timely payments of its payroll tax liabilities, and that it had understated its liability for payroll taxes, as of September 30, 2003. As a result of this, the Company has accrued penalties and interest relating to its failure to timely report and remit its payroll tax liabilities and it has accrued for the understatement of the payroll tax liability. As of December 31, 2003, payments have been made to federal and state tax authorities on substantially all of the outstanding payroll taxes and interest. The Company is using its best efforts to negotiate a settlement of assessed penalties.

2. Revenue recognition

The Company has identified situations where customer arrangements were not adequately documented and billing errors occurred. In addition, the Company identified situations in which revenue was recognized prior to customer acceptance. Therefore, the recognition of revenue and related accounts receivable were overstated and deferred revenue was understated.

3. Other financing expenses in connection with the issuance of Series D Preferred Stock

On June 27, 2003, the Company completed a private placement of Series D Preferred Stock. In the Company’s previously reported consolidated financial statements, the Company recorded all of the related financing expenses in the wrong period.

The principal adjustments are summarized below:

	As previously reported	As restated
Consolidated Balance Sheet:
Accounts receivable, net	$2,395	$1,609
Inventory, net	895	1,171
Total current assets	5,202	4,692
Total assets	6,549	6,039
Accounts payable and accrued expenses	2,593	1,739
Payroll tax, penalties and interest payable	—	1,664
Deferred revenues	296	482
Total current liabilities	3,208	4,204
Accumulated deficit	(58,838)	(60,344)
Total stockholders’ equity	3,308	1,802
Total liabilities and stockholders’ equity	$6,549	$6,039

Consolidated Statement of Operations:
Product sales	$1,046	$389
Total product revenues	2,002	1,345
Service revenues	261	88
Total revenues	2,263	1,433
Cost of product revenues	948	754
Cost of service revenues	364	387
Total cost of revenues	1,312	1,141
Gross profit	951	292
General and administrative	709	725
Total operating expenses	2,284	2,300
Operating loss	(1,333)	(2,008)
Interest expense	(10)	(24)
Net (loss)	(1,363)	(2,052)
Net (loss) applicable to common stockholders	$(1,492)	$(2,181)
Net (loss) per share applicable to common stockholders – basic and diluted	$(0.05)	$(0.07)

3. SIGNIFICANT ACCOUNTING POLICIES

Loss Per Shares

The Company computes net loss per share under the provisions of SFAS No. 128, Earnings per Share ( SFAS 128 ), and Staff Accounting Bulletin, No. 98 ( SAB 98 ).

Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share are computed by dividing loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share are determined in the same manner as basic earnings per share, except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed Preferred Stock conversion in the aggregate amount of 630,291,778 shares and 3,599,000 shares at September 30, 2003 and 2002, respectively, is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

Stock-Based Compensation

At September 30, 2003, the Company has stock-based compensation plans which are described more fully in the Company’s annual report on Form 10-K/A Amendment No. 2 for the year ended June 30, 2003. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ( APB 25 ), Accounting for Stock Issued to Employees, using an intrinsic value approach to measure compensation expenses, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure, which was released in December 2003 as an amendment of FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, using a fair value approach.

SFAS 123 as amended by SFAS 148 established accounting and disclosure requirements using a fair value basis method of accounting for stock-based employee compensation plans. As allowed by SFAS 123 and amended by SFAS 148, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Compensation expense charged to operations in the quarters ended September 30, 2003 and 2002 was $203,000 and none, respectively. Deferred employee compensation of $3,017,000 and none as of September 30, 2003 and 2002, respectively, is included in the accompanying consolidated financial statements. In accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years 2003 and 2002: risk-free interest rates ranging from 0.00% to 1.75% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 8 years for the options; and expected volatility of 100%. The following table illustrates the effects on net loss applicable to common stockholders and net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended September 30,
	2003	2002
	(in thousands, except per share data)
Net loss applicable to common stockholders:
As reported	$(2,181)	$(716)
Add:
Stock-based employee compensation included in net loss	203	—
Less:
Stock-based compensation expense determined under fair-value method for all awards, net of related tax effects	327	108

Pro forma net loss applicable to common stockholders	$(2,305)	$(824)

Net loss per share applicable to common stockholders-basic and diluted
As reported	$(0.07)	$(0.03)

Pro forma	$(0.08)	$(0.04)

Recently Issued Accounting Pronouncements

On December 31, 2003, the FASB issued FASB Statement No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (SFAS 148). SFAS 148 amend FASB Statement No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure on the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. The Company adopted the required disclosure provisions of SFAS 148 as described under accounting policy footnote Stock Based Compensation.

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

4. SERIES B CONVERTIBLE PREFERRED STOCK

During the three-months ended September 30, 2003, the holder of the Company’s Series B Preferred Stock converted 800 shares into 3,735,956 shares of Common Stock. As of September 30, 2003, the holder of the Company’s Series B Preferred Stock can convert the remaining 966.619 outstanding shares into a total of 4,514,044 shares of Common Stock at a fixed conversion price of $0.00021413527 per share. See note 8[f] for subsequent events.

5. SERIES D CONVERTIBLE PREFERRED STOCK

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

See Note 8[c] for subsequent events.

6. BORROWINGS

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

Voxware n.v. also has an equipment loan with KBC Bank Roselare. The original amount of this loan was €70,000. This equipment loan is due November 13, 2005, and is payable in 36 equal installments of €2,136. The facility bears interest at 6.12% per annum, and is secured by a blanket lien on equipment. As of September 30, 2003, there was an outstanding principal balance of $61,000.

See note 8[e] for subsequent events.

7. OPERATING SEGMENTS

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

	Voice-Based Products Segment	Speech Compression Technologies Segment	Total
	2003	2003	2003
	(in thousands)
Revenues	$1,262	$171	$1,433
Operating loss	(1,969)	(39)	(2,008)
Depreciation and amortization	67	—	67
Identifiable assets	5,890	149	6,039

	2002	2002	2002
	(in thousands)
Revenues	$1,451	$121	$1,572
Operating loss	(308)	(108)	(416)
Depreciation and amortization	330	68	398
Identifiable assets	1,527	1,026	2,553

8. SUBSEQUENT EVENTS

[a]	On November 14, 2003, the Company filed a Form S-2 Registration Statement with the Securities and Exchange Commission to register 552,883,274 shares of common stock.

[b]	On October 31, 2003, the Company paid in-kind dividends of $133,000 previously accrued on Series D Preferred Stock for the period June 27, 2003 through September 30, 2003, through the issuance of 842,051 shares of the Company’s Common Stock. On January 19, 2004, the Company paid in-kind dividends of $139,000 previously accrued on Series D Preferred Stock for the period October 1, 2003 through December 31, 2003, through the issuance of 1,155,179 shares of the Company’s Common Stock.

[c]	On June 27, 2003, the Company issued to various accredited investors 485,267,267 shares of Series D Preferred Stock, and Series D Preferred Stock warrants and Common Stock warrants (collectively, the 2003 Warrants) to purchase up to 93,333,333 shares of Series D Preferred Stock and 18,666,667 shares of Common Stock, respectively.

As defined in the transaction agreements for the warrants to purchase 93,333,333 shares of Series D Preferred Stock, certain purchasers received warrants to purchase 37,111,111 shares of Series D Preferred Stock at an exercise price of $0.001 per share. Such warrants will expire on June 27, 2013. During the quarter ended December 31, 2003, certain holders of the Company’s Series D Warrants exercised 37,011,706 in eligible warrants in exchange for 37,011,706 shares of the Company’s Series D Preferred Stock. As a result of the Company’s restatement of revenue for the year ended June 30, 2003 and in accordance with the terms of the warrants agreement, the Company will issue an additional 23,777,778 Series D Preferred Stock warrants to respective purchasers. The remaining 32,444,444 warrants have been cancelled as of December 31, 2003 in accordance with the terms set forth in the warrants agreement.

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

[d]	In December 2003, the Company increased the number of designated shares of Series D Convertible Preferred Stock in its Amended and Restated Certificate of Incorporation to 656,000,000 shares in connection with the issuance of Series D warrants as consideration for the guarantee of the Company’s credit facility with Silicon Valley Bank.

[e]	On December 30, 2003, the Company entered into a credit facility with Silicon Valley Bank (the “SVB facility”). The SVB facility provides the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (4% as of December 31, 2003) plus ½ percent and is secured by all of the Company’s assets, including its intellectual property and a guarantee of the Company’s two largest shareholders. In exchange for the SVB facility guarantee, the shareholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants are exercisable into shares of the Company’s Series D Preferred at an exercise price of $0.015.

[f]

Subsequent to September 30, 2003 and pursuant to the terms of the Series B Preferred Stock Transaction, Castle Creek elected to convert the remaining shares of Series B Preferred Stock into shares of Common Stock. Each share of Series B

Preferred Stock converted into a number of common shares at a conversion price of $0.00021413527 per share. The following table details the subsequent conversions:

	Shares
Date	Series B Preferred	Common
November 20, 2003	200	933,989
January 27, 2004	200	933,989
February 18, 2004	200	933,989
March 11, 2004	200	933,989
April 6, 2004	166.619	778,088

[g]	On January 5, 2004, the Company announced that it had replaced its then President and Chief Executive Officer, Bathsheba J. Malsheen. Dr. Malsheen continued to serve as a member of the Company’s Board of Directors until her resignation on April 1, 2004. Thomas J. Drury, Jr. was named the Company’s President and CEO. The Company also announced the resignation of its then Chief Financial Officer, Nicholas Narlis. Allen M. Adler was named interim Chief Financial Officer of the Company. Mr. Adler previously served as the Company’s Controller.

[h]	On March 30, 2004, the Company issued 983,203 shares of Common Stock in satisfaction of a cashless exercise of 1,250,000 stock options.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Statements contained in this Form 10-Q/A that are not based on historical fact are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as may, will, expect, estimate, anticipate, continue, or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties.

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

We continue to generate revenues from our speech coding technologies in the form of royalties, periodic license renewal fees, and maintenance fees. Royalty revenues are recognized at the time of the customers’ shipment of products incorporating our technology. Periodic license fees generally are recognized at the inception of the renewal period, provided that persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. Maintenance revenue, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year.

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

The Company uses the reserve method for accounting for warranty claims. At September 30, 2003 and 2002, the reserves for warranty claims were $70,000 and $44,000. The reserve is included in accounts payable and accrued expenses on the accompanying balance sheet.

Our key accounting estimates and policies are reviewed with the Audit Committee of the Board of Directors.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Results of Operations

Three Months Ended September 30, 2003 Versus Three Months Ended September 30, 2002

Revenues

We recorded revenues of $1,433,000 for the three months ended September 30, 2003 compared to revenues of $1,572,000 for the three months ended September 30, 2002. The $139,000 (9% decrease in total revenues) reflects an increase in license fees, royalties and maintenance revenues, offset by a decrease in product sales and service revenues. During the three months ended September 30, 2003, we recognized $1,262,000 (88% of total revenue) from the sale of voice-based solution products compared to $1,451,000 (92% of total revenues) during the three months ended September 30, 2002. We expect that sales of voice-based solutions will comprise the most significant portion of our revenue in the foreseeable future. Revenues from speech compression technologies for the three months ended September 30, 2003 approximated $171,000 (12% of total revenues) versus $121,000 (8% of total revenues) for the three months ended September 30, 2002.

Total product revenues increased $102,000 (8%) to $1,345,000 during the three months ended September 30, 2003 from $1,243,000 in the three months ended September 30, 2002. The increase in total product revenues is attributable to increases of $251,000 in license fees, and $141,000 in royalties and maintenance revenues, offset by a decrease of $290,000 in product sales. Royalty revenues are related to our speech compression business that was sold to Ascend, as discussed previously. Maintenance revenues are primarily generated from our VoiceLogistics product line. We anticipate that revenues from the speech compression business will continue to decline, both in absolute dollars and as a percentage of revenues. For the three month periods ended September 30, 2003 and 2002, 29% and 54% of our product revenues were attributable to product sales, respectively, 53% and 37% were attributable to license fees, respectively, and 18% and 9% were attributable to royalties and recurring revenues, respectively.

Service revenues were primarily attributable to customer maintenance support, fees for engineering services relating to our speech coding technologies business, and professional service fees relating to voice-based solutions. For the three months ended September 30, 2003, service revenues totaled $88,000, reflecting a decrease of $241,000 (73%) from service revenues of $329,000 for the three months ended September 30, 2002.

Cost of Revenues

Cost of revenues increased $546,000 (92%) from $595,000 for the three months ended September 30, 2002 to $1,141,000 for the three months ended September 30, 2003.

Cost of product revenues increased $329,000 (77%) from $425,000 in the three months ended September 30, 2002 to $754,000 for the three months ended September 30, 2003. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. As of September 30, 2003 and 2002, our manufacturing staff, comprised of 6 (including 1 Voxware n.v. personnel) and 4 individuals, respectively, is included in cost of product revenues. The increase in cost of product revenues relative to the decrease in product sales is attributable primarily to the Company’s under estimation of the incremental manufacturing material costs required to handle the customer orders fulfilled for our VoiceLogistics product line during the three months ended September 30, 2003.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $217,000 (128%) from $170,000 in the three months ended September 30, 2002 to $387,000 in the three months ended September 30, 2003. As of September 30, 2003 and 2002, our customer support and professional services staff, comprised of 15 (including 5 Voxware n.v. personnel) and 13 individuals, respectively, is included in the cost of service revenues. The increase in cost of service revenues relative to the decrease in service revenues is attributable primarily to the Company’s under estimation of the cost of professional services and customer support teams to service their sites equipped with the VoiceLogistics product line.

Operating Expenses

Total operating expenses increased by $907,000 (65%) to $2,300,000 in the three months ended September 30, 2003 from $1,393,000 in the three months ended September 30, 2002. As of September 30, 2003, headcount totaled 44 (including 7 Voxware n.v. personnel) compared to 23 at September 30, 2002. We routinely allocate from operating expenses to cost of revenues all actual time and related costs of research and development personnel who perform such work. During the three month periods ended September 30, 2003 and 2002, we allocated $45,000 and $25,000, respectively, of operating expenses to cost of revenues.

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

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $329,000 (83%) to $725,000 in the three months ended September 30, 2003 from $396,000 in the three months ended September 30, 2002. As of September 30, 2003, the general and administrative staff was comprised of 9 employees (including 3 Voxware n.v. personnel) compared to 6 at September 30, 2002. The increase in general and administrative expenses is due primarily to supporting the expansion of our global operations.

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

Interest Expense

Interest expense for the three months ended September 30, 2003 was $24,000 compared to none for the three months ended September 30, 2002. This interest expense relates to the use of the Voxware n.v. facility line of credit and the equipment loan with KBC Bank Roselare during the quarter ended September 30, 2003 and interest on unpaid payroll taxes.

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

Net cash used in operating activities totaled $2,638,000 for the three months ended September 30, 2003, primarily consisting of net loss of $2,052,000, a decrease of $1,536,000 in accounts payables and accrued expenses, offset by a decrease of $644,000 in accounts receivable, an increase of $351,000 in payroll tax, penalties and interest payable, stock-based compensation expense of $203,000 and amortization and depreciation of $67,000. Cash provided by operating activities totaled $63,000 for the three months ended September 30, 2002. The cash provided by operations consists primarily of the net loss of $415,000, a decrease in payables of $233,000, offset by amortization and depreciation of $398,000, and decreases in accounts receivable and inventory of $121,000 and $150,000, respectively.

For the three months ended September 30, 2003, cash provided by investing activities totaled $3,738,000 as a result of $3,891,000 being released from attorney’s escrow, net of $153,000 used to purchase property and equipment. In the three months ended September 30, 2002, there was no cash provided from investing activities.

For the three months ended September 30, 2003, cash provided by financing activities totaled $286,000. resulting in part from the receipt of proceeds from short-term borrowings of $291,000 offset by $5,000 repayment of long-term debt. In the three months ended September 30, 2002, there was no cash provided from financing activities.

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

On June 27, 2003, we completed a private placement of Series D Preferred Stock and Series D Preferred Stock warrants and common stock warrants to purchase up to 93,333,333 shares (of which 37,111,111 warrants were issued) of Series D Preferred Stock and 18,666,667 shares of Common Stock to various accredited investors. As a result of the restatement of revenue as of June 30, 2003, the Company will issue an additional 23,777,778 warrants to holders of the Company’s Series D Preferred Stock in accordance with the terms set forth in the agreements. The remaining 32,444,444 warrants have been cancelled as of December 31, 2003 in accordance with the terms set forth in the agreements. In total, we issued 485,267,267 shares of Series D Preferred Stock, which shares are convertible into 485,267,267 shares of Common Stock, which resulted in proceeds to us of approximately $5,063,000, net of transaction costs. In addition to cash transaction costs, we issued warrants to acquire 9,333,333 shares of Common Stock to Ridgecrest Capital Partners, an investment banker advisor, as an advisory fee. The exercise price for such warrants is $0.015 per share and the warrants expire in 10 years. The Series D Preferred Stock has a 7% dividend payable in cash or equity, at our election, and is initially convertible into our Common Stock on a one-for-one basis. These purchasers can also receive additional warrants to purchase up to 18,666,667 shares of Common Stock at an exercise price of $0.001 per share if we fail to complete filing of a registration statement, as described in the transaction agreements. The holders of the Series D Preferred Stock have certain registration rights, as described in the transaction agreements. The holders of the Series D Preferred Stock have contingently waived their rights to receive these warrants.

During the quarter ended December 31, 2003, certain holders of the Company’s Series D Warrants exercised 37,011,706 in eligbible warrants in exchange for 37,011,706 shares of the Company’s Series D Preferred Stock.

On December 30, 2003, the Company entered into a credit facility with Silicon Valley Bank (the “SVB facility”). The SVB facility provides the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (4% as of December 31, 2003) plus ½ percent and is secured by all of the Company’s assets, including its intellectual property and a guarantee of the Company’s two largest shareholders. In exchange for the SVB facility guarantee, the shareholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants are exercisable into shares of the Company’s Series D Preferred at an exercise price of $0.015.

Proceeds from the $1,500,000 term loan were used to satisfy $1,310,000 of outstanding Federal and State payroll tax liabilities including related interest of $59,000. The remaining $190,000 were used for operating activities. As of March 31, 2004, the Company had not drawn on the $500,000 working capital facility.

As of February 29, 2004, the Company had a total of approximately $797,000 in cash and cash equivalents. Subsequent to September 30, 2003, the Company successfully negotiated payment terms through February 2005 with its major vendors to fulfill its obligation on various outstanding liabilities as of September 30, 2003. Management is currently seeking to raise additional capital to fund operations in the future.

Our wholly-owned subsidiary, Voxware n.v., also maintains a facility line of credit with KBC Bank Roeselare. The maximum amount that can be drawn on this line of credit is €250.000. This line of credit is due upon demand. The facility bears interest at 7.10% per annum and a handling fee of 1.50% of the gross advance amounts drawn, and is secured by 30% of Voxware n.v. inventory balances. As of September 30, 2003, there was a $291,000 outstanding principal balance on this line of credit. As of March 31, 2004, there was no outstanding principal balance on this line of credit.

Voxware n.v. also has an equipment loan with KBC Bank Roeselare. The original amount of this loan was €70,000. This equipment loan is due November 13, 2005, and is payable in 36 equal installments of €2,136. The facility bears interest at 6.12% per annum, and is secured by a blanket lien on equipment. As of September 30, 2003, there was an outstanding principal balance of $61,000. As of March 31, 2004, there was an outstanding principal balance of $55,000.

We believe that adequate capital resources will be available to fund our operations for the year ending June 30, 2004.

The following table summarizes our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than One Year
	(in thousands)
Operating lease obligations	$810	$246

Recent Accounting Pronouncements

On December 31, 2003, the FASB issued FASB Statement No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (SFAS 148). SFAS 148 amend FASB Statement No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure on the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. The Company adopted the required disclosure provisions of SFAS 148 as described under accounting policy footnote Stock Based Compensation.

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

Risk Factors

We operate in a rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. We caution all readers to pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this report and our other filings with the Securities and Exchange Commission ( SEC ).

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

This Form 10-Q/A also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-Q/A.

If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. As of September 30, 2003, we had an accumulated deficit of $60,344,000. If we continue to incur operating losses and fail to consistently be a profitable company, we may be unable to continue our operations. In addition, we expect to continue to incur net losses in at least the near term quarters. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. For the three months ended September 30, 2003, three customers accounted for 51% of our total revenues. We believe that a substantial portion of our net sales will continue to be derived from sales to a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been and likely will continue to be in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could materially adversely affect our results of operations.

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

The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock closed as high as $0.20 and as low as $0.08 per share between July 1, 2003 and September 30, 2003. Historically, the over-the-counter markets for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

As defined in the transaction agreements for the warrants to purchase 93,333,333 shares of series D Preferred Stock, certain purchasers received warrants to purchase 37,111,111 shares of Series D Preferred Stock at an exercise price of $0.001 per share. Such warrants will expire on June 27, 2013. During the quarter ended December 31, 2003, certain holders of the Company’s Series D Warrants exercised 37,011,706 in eligible warrants in exchange for 37,011,706 shares of the Company’s Series D Preferred Stock. As a result of the Company’s restatement of revenue for the year ended June 30, 2003 and in accordance with the terms of the warrant agreements, the Company will issue an additional 23,777,778 Series D Preferred Stock warrants to respective purchasers. The remaining 32,444,444 warrants have been cancelled as of December 31, 2003 in accordance with the terms set forth in the warrant agreements.

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

On December 30, 2003, the Company issued 133,333,333 warrants. The warrants are convertible into 133,333,333 shares of the Company’s Series D Preferred Stock at an exercise price of $0.015 per share. These warrants were issued in consideration for the Company’s two largest investors guaranteeing the Company’s credit facility with Silicon Valley Bank.

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

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales of substantial amounts of our Common Stock in the public market that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of March 31, 2004, these shares include:

•	approximately 148,996 shares of Common Stock owned by our executive officers and directors;

•	approximately 3,055,792 shares of Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended (the Securities Act );

•	approximately 79,681 shares issuable to one selling stockholder upon the exercise of the certain warrants which may be sold under a prospectus filed under the Act;

•	approximately 522,278,972 shares of Common Stock issuable upon conversion of the Series D Preferred Stock which may be sold under a prospectus that has been filed under the Act. Such registration statement has not been declared effective by the Securities and Exchange Commission;

•	approximately 23,877,183 shares of Common Stock issuable upon the exercise and conversion of the Series D Preferred Stock warrants which may be sold under a prospectus that has been filed under the Securities Act. Such registration statement has not been declared effective by the Securities and Exchange Commission;

•	approximately 788,088 shares of Common Stock issuable upon conversion of the Series B Preferred Stock issued in August 2001 which may be sold under a prospectus filed under the Act;

•	up to 18,666,667 shares of Common Stock potentially issuable to warrant holders upon the exercise of Common Stock warrants under penalty clauses contained in agreements with certain Series D Preferred stockholders; the holders who were awarded these warrants have contingently waived their right to receive these warrants;

•	approximately 133,333,333 shares of Common Stock issuable upon the exercise and conversion of the Series D Preferred Stock warrants which may be sold under a prospectus that has been filed under the Act. Such registration statement has not been declared effective by the Securities and Exchange Commission;

•	approximately 100,083,333 shares of Common Stock potentially issuable to warrant holders and option holders which may be sold under a prospectus to be filed under the Securities Act;

•	an undetermined amount of additional shares of Common Stock potentially issuable as dividends on the Series D Preferred Stock which may be sold under a prospectus to be filed under the Securities Act; and

•	additional shares of Common Stock that may be issuable under penalty clauses contained in agreements with certain stockholders.

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

In connection with the Series D Preferred Stock financing, we will register additional shares of our Common Stock. In connection with the Series D Preferred Stock financing, we will register 552,883,274 additional shares of our Common Stock underlying the Series D Preferred Stock, Series D Preferred Stock warrants and Common Stock warrants. Consequently, sales of substantial amounts of our Common Stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our Common Stock.

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

Our Common Stock is considered a penny stock and may be difficult to sell. The SEC has adopted regulations which generally define penny stock to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Presently, the market price of our Common Stock is substantially less than $5.00 per share and therefore may be designated as a penny stock according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our Common Stock and may affect the ability of investors to sell their shares. In addition, since our Common Stock is traded on the NASD OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our Common Stock.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We currently maintain our cash equivalents in highly liquid short-term instruments with maturities of 90 days or less from the date of purchase. Our primary objective is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. We would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

ITEM 4	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-145 (e) and 15d-145(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act ), as of September 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

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

ITEM 2	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

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

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Amendment dated December 30, 2003 to the Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed January 6, 2004.

4.1	Series D Convertible Preferred Stock Purchase Warrant dated December 30, 2003 issued to Edison Venture Fund V, L.P., incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed January 6, 2004.

10.1	Loan and Security Agreement dated December 30, 2003 between Voxware, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed January 6, 2004.

10.2	Intellectual Property Security Agreement dated as of December 30, 2003 by and between Voxware, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed January 6, 2004.

10.3	Unconditional Guaranty dated December 30, 2003 executed by Edison Venture Fund V, L.P., incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed January 6, 2004.

10.4	Unconditional Guaranty dated December 30, 2003 executed by Cross Atlantic Technology Fund II, L.P., incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed January 6, 2004.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: April 12, 2004

VOXWARE, INC. (Registrant)

By:	/s/ THOMAS J. DRURY, JR.

Thomas J. Drury, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ ALLEN M. ADLER

Allen M. Adler Chief Financial Officer (Principal Financial and Accounting Officer)