Form 10-Q/A
period 2003-12-31
VOXWARE INC
filed 2004-04-13
CIK 933454

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

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 6, 2004
Common Stock, $.001 par value	39,390,352

VOXWARE, INC.

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to Voxware, Company, we, us and our in this Form 10-Q/A refer to Voxware, Inc. and its subsidiaries unless the context requires otherwise.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 is being filed to present restated consolidated financial statements as of December 31, 2003 and for the three and six months then ended. A description of the adjustments that comprise the restatements is discussed in Note 2 of the Notes to Consolidated Financial Statements included in this report.

This report on Form 10-Q/A amends and restates Items 1 and 2 of Part I of the original Form 10-Q as filed on February 23, 2004.

Voxware, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2003 (Restated. See Note 2)	June 30, 2003
	(unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$515	$356
Cash held in attorney’s escrow account	—	3,891
Accounts receivable, net of allowance for doubtful accounts of $150,000 and $73,000 at December 31, 2003 and June 30, 2003, respectively	2,196	2,258
Inventory, net	752	815
Prepaid expenses and other current assets	335	267

Total current assets	3,798	7,587
Property and equipment, net	304	187
Goodwill	1,039	1,039
Deferred financing costs	526	—
Other assets, net	29	34

	$5,696	$8,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$528	$28
Accounts payable and accrued expenses	2,520	3,149
Payroll tax, penalties and interest payable	367	1,312
Deferred revenues	289	548

Total current liabilities	3,704	5,037
Long-term debt, net of current maturities	826	38
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 865,000,000 shares authorized as of December 31, 2003 and June 30, 2003:
7% cumulative Series D convertible preferred stock ($7,977 and $7,283 aggregate liquidation preference at December 31, 2003 and June 30, 2003, respectively); 522,278,972 and 485,267,267 shares issued and outstanding at December 31, 2003 and June 30, 2003, respectively	522	485
Series B convertible preferred stock; 766.619 and 1,766.619 shares issued and outstanding at December 31, 2003 and June 30, 2003, respectively	—	—
Common stock, $.001 par value, 1,035,000,000 shares authorized as of December 31, 2003 and June 30, 2003; 32,788,926 and 28,210,919 shares issued and outstanding as of December 31, 2003 and June 30, 2003, respectively	33	28
Additional paid-in capital	65,269	64,644
Accumulated deficit	(61,870)	(58,163)
Deferred employee compensation	(2,815)	(3,220)
Accumulated other comprehensive gain (loss)	27	(2)

Total stockholders’ equity	1,166	3,772

	$5,696	$8,847

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003 (Restated. See Note 2)	2002	2003 (Restated. See Note 2)	2002
	(In thousands, except per share data)
Revenues:
Product revenues:
Product sales	$2,318	$1,100	$2,706	$1,779
License fees	307	793	1,015	1,250
Royalties and maintenance revenues	228	4	476	112

Total product revenues	2,853	1,897	4,197	3,141
Service revenues	318	401	406	729

Total revenues	3,171	2,298	4,603	3,870

Cost of revenues:
Cost of product revenues	1,269	1,056	2,024	1,481
Cost of service revenues	383	168	769	338

Total cost of revenues	1,652	1,224	2,793	1,819

Gross profit	1,519	1,074	1,810	2,051

Operating expenses:
Research and development	635	527	1,340	965
Sales and marketing	1,160	286	2,030	520
General and administrative	1,042	348	1,766	745
Amortization of purchased intangibles	—	324	—	649

Total operating expenses	2,837	1,485	5,136	2,879

Operating loss	(1,318)	(411)	(3,326)	(828)
Interest expense	(69)	(5)	(93)	(2)
Other expense, net	—	—	(20)	—
Adjustment of warrants to fair value	—	1	—	—
Gain on sale of tax loss carryforwards	—	18	—	18
Equity in loss of investment	—	(65)	—	(65)

Net loss	(1,387)	(462)	(3,439)	(877)
Accretion of preferred stock and warrants to redemption value	—	(227)	—	(494)
Beneficial conversion feature treated as a dividend	—	(30)	—	(64)
Dividends-Series D convertible preferred stock	(139)	—	(268)	—

Net loss applicable to common stockholders	$(1,526)	$(719)	$(3,707)	$(1,435)

Net loss per share applicable to common stockholders-basic and diluted	$(0.05)	$(0.03)	$(0.12)	$(0.06)

Weighted average number of shares used in computing net loss per common share - basic and diluted	32,667	22,493	31,664	22,184

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2003 (Restated. See Note 2)	2002
	(in thousands)
Operating activities:
Net loss	$(3,439)	$(877)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	125	781
Gain on sale of tax loss carryforwards	—	(18)
Equity in loss of investment	—	65
Recovery of doubtful accounts	—	(26)
Provision for doubtful accounts	150	—
Amortization of deferred employee compensation	405	—
Changes in operating assets and liabilities:
Accounts receivable	(89)	49
Inventory	63	143
Prepaid expenses and other current assets	(68)	(97)
Other assets, net	5	(10)
Accounts payable and accrued expenses	(765)	479
Payroll tax, penalties and interest payable	(946)	—
Deferred revenues	(259)	(129)

Net cash (used in) provided by operating activities	(4,818)	360

Investing activities:
Cash released from attorney’s escrow account	3,891	—
Purchase of equity investment in and advances to investee	—	(68)
Purchase of property and equipment	(242)	(12)
Proceeds from sale of tax loss carryforwards	—	18

Net cash provided by (used in) investing activities	3,649	(62)

Financing activities:
Proceeds from long-term debt	1,293	—
Proceeds from exercise of warrants	37	—
Repayment of long-term debt	(5)	—
Retirement of Series B preferred stock	—	(100)
Financing expenses in connection with the credit facility	(26)	—

Net cash provided by (used in) financing activities	1,299	(100)

Effect of foreign currency exchange rate on changes in cash	29	—

Increase in cash and cash equivalents	159	198
Cash and cash equivalents, beginning of period	356	6

Cash and cash equivalents, end of period	$515	$204

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Accretion of preferred stock to redemption value	$—	$494

Conversion of Series B preferred stock	$—	$244

Exchange of Series B convertible preferred stock into common stock	$5	$—

Beneficial conversion feature treated as a dividend	$—	$64

Reclassification of preferred stock dividends to accrued liabilities	$—	$(57)

Issuance of Subordinated debenture in exchange for a note	$—	$296

Issuance of Warrants related to guarantee of SVB credit facility	$500	$—

Accrued dividends on Series D convertible preferred stock	$139	$—

Issuance of common stock in payment of Series D preferred stock dividends	$129	$—

The accompanying notes are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Voxware, Inc. and its wholly-owned subsidiaries, Verbex Acquisition Corporation and Voxware n.v. (referred to hereafter as Voxware or the Company) as of December 31, 2003, and June 30, 2003 (the June 30, 2003 financial information included herein has been extracted from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended June 30, 2003), and for the three and six month periods ended December 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

The consolidated statements of operations for the three and six-months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A Amendment No.2 for the year ended June 30, 2003.

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

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

As previously discussed in the Company’s Form 10-Q filing for the three and six months ended December 31, 2003, the Company had determined that its reported revenues, net loss and payroll tax expense and corresponding payroll tax liabilities previously reported in financial statements issued with respect to the fiscal year ended June 30, 2003, the quarter ended September 30, 2003 and the quarter ended December 31, 2003 may have to be restated. Subsequent to the filing of the original Form 10-Q on February 23, 2004, the Company completed their investigation of the accounting issues for all of the relevant periods. As a result, the Consolidated Financial Statements as of December 31, 2003 and for the three and six months ended December 31 2003 have been restated from the amounts previously reported. Furthermore, the Company’s restated Consolidated Balance Sheet as of June 30, 2003 reflects the Company’s restated Balance Sheet filed in the Company’s Form 10-K/A Amendment No. 2.

1. Payroll taxes and related costs

As the result of an internal review of the accounting treatment of certain specific transactions, conducted with the assistance of outside counsel and its independent auditing firm, the Company has discovered that it had not filed timely payroll tax returns and it had not made timely payments of its payroll tax liabilities, and that it had understated its liability for payroll taxes, as of December 31, 2003. As a result of this, the Company has accrued penalties and interest relating to its failure to timely report and remit its payroll tax liabilities and it has accrued for the understatement of the payroll tax liability. As of December 31, 2003, payments have been made to federal and state tax authorities on substantially all of the outstanding payroll taxes and interest. The Company is using its best efforts to negotiate a settlement of assessed penalties.

2. Revenue recognition

The Company has identified situations where customer arrangements were not adequately documented and billing errors occurred. In addition, the Company identified situations in which revenue was recognized prior to customer acceptance. Therefore, the recognition of revenue and related accounts receivable was overstated and deferred revenue was understated.

The principal adjustments are summarized below:

	As previously reported	As restated
Consolidated Balance Sheet:
Accounts receivable, net	$2,669	$2,196
Inventory, net	479	752
Total current assets	3,998	3,798
Total assets	5,896	5,696
Accounts payable and accrued expenses	3,329	2,520
Payroll tax, penalties and interest payable	—	367
Deferred revenues	103	289
Total current liabilities	3,960	3,704
Accumulated deficit	(61,926)	(61,870)
Total stockholders’ equity	1,110	1,166
Total liabilities and stockholders’ equity	$5,896	$5,696

Consolidated Statement of Operations (for the six months ended December 31, 2003):
Product sales	$3,326	$2,706
Total product revenues	4,817	4,197
Service revenues	579	406
Total revenues	5,396	4,603
Cost of product revenues	2,196	2,024
Cost of service revenues	764	769
Total cost of revenues	2,960	2,793
Gross profit	2,436	1,810
General and administrative	3,298	1,766
Total operating expenses	6,668	5,136
Operating loss	(4,232)	(3,326)
Interest expense	(80)	(93)
Other expense, net	—	(20)
Net (loss)	(4,312)	(3,439)
Net (loss) applicable to common stockholders	$(4,580)	$(3,707)
Net (loss) per share applicable to common stockholders – basic and diluted	$(0.14)	$(0.12)

Consolidated Statement of Operations (for the three months ended December 31, 2003):
Product sales	$2,281	$2,318
Total product revenues	2,816	2,853
Total revenues	3,134	3,171
Cost of product revenues	1,248	1,269
Cost of service revenues	400	383
Total cost of revenues	1,648	1,652
Gross profit	1,486	1,519
General and administrative	2,590	1,042
Total operating expenses	4,385	2,837
Operating loss	(2,899)	(1,318)
Interest expense	(50)	(69)
Net (loss)	(2,949)	(1,387)
Net (loss) applicable to common stockholders	$(3,088)	$(1,526)
Net (loss) per share applicable to common stockholders – basic and diluted	$(0.09)	$(0.05)

3. SIGNIFICANT ACCOUNTING POLICIES

Loss Per Shares

The Company computes net loss per share under the provisions of SFAS No. 128, Earnings per Share ( SFAS 128 ), and Staff Accounting Bulletin, No. 98 ( SAB 98 ).

Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share are computed by dividing the loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share are determined in the same manner as basic earnings per share, except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed Preferred Stock conversion in the aggregate amount of 819,588,941 shares and 9,274,259 shares at December 31, 2003 and 2002, respectively, is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

Stock-Based Compensation

At December 31, 2003, the Company has stock based compensation plans which are described more fully in the Company’s annual report on Form 10-K/A Amendment No.2 for the year ended June 30, 2003. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ( APB 25 ), Accounting for Stock Issued to Employees, using an intrinsic value approach to measure compensation expenses, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure, which was released in December 2003 as an amendment of FASB

Statement No. 123 ( SFAS 123 ), Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, using a fair value approach.

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

	Three Months Ended December 31, 2003		Six Months Ended December 31, 2003
	2003	2002	2003	2002
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss applicable to common stockholders:
As reported	$(1,526)	$(719)	$(3,707)	$(1,435)

Add:
Stock-based employee compensation included in net loss	202	—	405	—
Less:
Stock-based compensation expense determined under fair-value method for all awards, net of related tax effects	239	108	566	216

Pro forma net loss applicable to common stockholders	$(1,563)	$(827)	$(3,868)	$(1,651)

Net loss per share applicable to common stockholders-basic and diluted
As reported	$(0.05)	$(0.03)	$(0.12)	$(0.06)

Pro forma	$(0.05)	$(0.04)	$(0.12)	$(0.07)

Recently Issued Accounting Pronouncements

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

In March 2003, the EITF published Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance is effective for revenue arrangements that the Company entered into in fiscal periods beginning after June 15, 2003. Accordingly, the Company adopted EITF 00-21 on July 1, 2003. The Company determined the adoption of EITF 00-21 did not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 modifies the traditional definition of liabilities to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS 150. This new standard is effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning in the first quarter of fiscal 2004. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

4. SERIES B CONVERTIBLE PREFERRED STOCK

During the six months ended December 31, 2003, the holder of the Company’s Series B Preferred Stock converted 1,000 shares into 4,669,945 shares of Common Stock. As of December 31, 2003, the holder of the Company’s Series B Preferred Stock can convert the remaining 766.619 outstanding shares into a total of 3,580,055 shares of Common Stock at a fixed conversion price of $0.00021413527 per share. See note 7[c] for subsequent events.

5. SERIES D CONVERTIBLE PREFERRED STOCK

The Series D Preferred Stock has a 7% dividend payable in cash or equity, at the election of Voxware, and each preferred share is convertible into one share of Voxware Common Stock at an initial conversion price of $0.015 per share. On October 31, 2003, the Company paid-in kind dividends of $133,000 previously accrued on Series D Preferred Stock for the period June 27, 2003 through September 30, 2003, through the issuance of 842,051 shares of the Company’s Common Stock. As of December 31, 2003, the Company accrued dividends totaling $139,000 for the period October 1, 2003 through December 31, 2003.

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

The Company issued 133,333,333 Series D warrants, with an exercise price of $0.015, to the Company’s two largest shareholders as consideration for acting as guarantors of its credit facility with Silicon Valley Bank.

6. BORROWINGS

On December 30, 2003, the Company entered into a credit facility with Silicon Valley Bank (the “SVB facility”). The SVB facility provides the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and a $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (4% as of December 31, 2003) plus 1/2 percent and is secured by all of the

Company’s assets, including its intellectual property and a guarantee of the Company’s two largest shareholders (see above). The Company engaged an independent third party to assist the Company in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by the Company, and the third party valuation expert, the Company has recorded a Deferred Financing Asset of $500,000 on its balance sheet as of December 31, 2003. This deferred asset will be amortized over 36 months commencing on January 1, 2004.

As of December 31, 2003, the Company had borrowed $1,293,000 of the $1,500,000 term loan, and the Company had not drawn on the $500,000 working capital facility.

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

Long term debt consists of the following:

December 31, 2003
Credit Facility - SVB	$1,293,000
Bank Line - KBC Bank	61,000

Total Debt	1,354,000
Less: Current portion	528,000

Long term debt	$826,000

Maturities of long-term debt are as follows:

Due in year 1	$528,000
Due in year 2	526,000
Due in year 3	300,000

$1,354,000

7. SUBSEQUENT EVENTS

[a]	On January 5, 2004, the Company announced that it had replaced its then President and Chief Executive Officer, Bathsheba J. Malsheen. Dr. Malsheen continued to serve as a member of the Company’s Board of Directors until her resignation on April 1, 2004. Thomas J. Drury Jr. was named the Company’s President and CEO. The Company also announced the resignation of its then Chief Financial Officer, Nicholas Narlis. Allen M. Adler was named interim Chief Financial Officer of the Company. Mr. Adler previously served as the Company’s Controller.

[b]	On January 19, 2004, the Company paid in-kind dividends of $139,000 previously accrued on Series D Preferred Stock for the period October 1, 2003 through December 31, 2003, through the issuance of 1,155,179 shares of the Company’s Common Stock.

[c]	Subsequent to December 31, 2003 and pursuant to the terms of the Series B Preferred Stock Transaction, Castle Creek elected to convert their remaining shares of Series B Preferred Stock into shares of Common Stock. Each share of Series B Preferred Stock converted into a number of common shares at a conversion price of $0.00021413527 per share. The following table details the subsequent conversions:

	Shares
Date	Series B Preferred	Common
January 27, 2004	200	933,989
February 18, 2004	200	933,989
March 11, 2004	200	933,989
April 6, 2004	166.619	778,088

[d]	On March 30, 2004, the Company issued 983,203 shares of Common Stock in satisfaction of a cashless exercise of 1,250,000 stock options.

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

Overview

We are a leading provider of voice-based technology that optimizes the front line logistics and distribution center workforce. Our primary product, VoiceLogistics, enables warehouse workers to perform a wide array of logistics tasks such as picking, receiving, put away, replenishment, loading, returns processing, cycle counting, cross-docking and order entry—more efficiently and effectively. VoiceLogistics also gives distribution center management an effective tool for reducing logistics costs and optimizing complex materials handling processes.

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

We derive revenues from products and services. The products and services are sold separately as well as combined. Product sales include hardware and license fees (from our voice-based VISE and VoxBrowser proprietary software technologies that are installed on such hardware) generated from our VoiceLogistics and stationary device product lines. License fees include application software and speech coding software license fees generated from VoiceLogistics and speech compression technologies. Sales to customers are subject to agreements, which outline terms and conditions, including applicable prices, licensing rights and payment terms of 90 days from delivery of such products and services. We do not include right of return provisions in our standard customer agreements. However, some customers sign initial trial agreements with us, where we generally allow them up to 90 days to evaluate our products where they have the right of return. When a customer signs such a trial agreement, we do not recognize revenue on such product sales until such time as a customer formally commits to purchase such products. Sales to resellers and other third parties may also include additional warranty provisions and specific price protection that is incremental to what customer arrangements generally contain.

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

Results of Operations

Three Months Ended December 31, 2003 Versus Three Months Ended December 31, 2002

Revenues

We recorded total revenues of $3,171,000 for the three months ended December 31, 2003 compared to revenues of $2,298,000 for the three months ended December 31, 2002. The $873,000 (38%) increase in total revenues reflects an increase in product sales, royalties and maintenance revenues, offset by a decrease in licensing fees and service revenues. Total product revenues increased by $956,000 (50%) to $2,853,000 during the three months ended December 31, 2003 from $1,897,000 in the three months ended December 31, 2002. The increase in total product revenues is attributable to increases of $1,218,000 in product sales, and $224,000 in royalties and maintenance revenues offset by a decrease in licensing fees of $486,000. The increase in product revenues for the three months ended December 31, 2003 reflects our primary business focus being the development, marketing and sale of our VoiceLogistics product line. We have focused our efforts on developing the market for this product and have not aggressively pursued opportunities with our speech compression segment. Royalty revenues are related to our speech compression business that was sold to Ascend. Maintenance revenues are primarily generated from our VoiceLogistics product line. We anticipate that revenues from the speech compression business will continue to decline, both in absolute dollars and as a percentage of revenues. For the three month periods ended December 31, 2003 and 2002, 81% and 58% of our product revenues were attributable to product sales, respectively, 11% and 42% were attributable to license fees, respectively, and 8% and 0% were attributable to royalties and recurring revenues, respectively.

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

Cost of Revenues

Cost of revenues increased $428,000 (35%) to $1,652,000 for the three months ended December 31, 2003 from $1,224,000 for the three months ended December 31, 2002.

Cost of product revenues increased $213,000 (20%) to $1,269,000 in the three months ended December 31, 2003 from $1,056,000 for the three months ended December 31, 2002. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. As of December 31, 2003 and 2002, our manufacturing staff, comprised of 6 (including 1 Voxware n.v. personnel) and 2 individuals, respectively, is included in cost of product revenues. The increase in cost of product revenues is attributable primarily to the incremental manufacturing material and labor costs required to handle the increased number of customer orders fulfilled for our VoiceLogistics product line during the three months ended December 31, 2003.

Cost of service revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $215,000 (128%) to $383,000 in the three months ended December 31, 2003 from $168,000 in the three months ended December 31, 2002. As of December 31, 2003 and 2002, our customer support and professional services staff, comprised of 16 (including 4 Voxware n.v. personnel) and 10 individuals, respectively, is included in the cost of service revenues. The increase in cost of service revenues relative to the decrease in service revenues is attributable primarily to the Company’s under estimation of the cost of professional services and customer support teams to service their sites equipped with the VoiceLogistics product line.

Operating Expenses

Total operating expenses increased by $1,352,000 (91%) to $2,837,000 for the three months ended December 31, 2003 from $1,485,000 in the three months ended December 31, 2002.

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

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $694,000 (199%) to $1,042,000 in the three months ended December 31, 2003 from $348,000 in the three months ended December 31, 2002. The increase in general and administrative expenses is due primarily to the charges of $113,000 for payroll taxes including maximum assessable penalties on late filings and payment of payroll taxes of $87,000, $150,000 in additional bad debt reserve, $140,000 in deferred compensation costs and $110,000 related to Voxware n.v. As of December 31, 2003, the general and administrative staff was comprised of 8 employees (including 3 Voxware n.v. personnel) compared to 6 at December 31, 2002.

As of December 31, 2003, we had a worldwide staff of 65 full-time employees and consultants (including 12 Voxware n.v. personnel). The headcount consists of 22 in cost of revenues (which includes manufacturing, professional services and customer support), 23 in research and development, 12 in sales and marketing, and 8 in general and administrative.

Interest Expense

Net interest expense for the three months ended December 31, 2003 was $69,000 compared to $5,000 for the three months ended December 31, 2002. This interest expense relates to the use of the Voxware n.v. facility line of credit, the equipment loan with KBC Bank Roselare and amounts due on late payment of payroll taxes.

Six Months Ended December 31, 2003 Versus Six Months Ended December 31, 2002

Revenues

We recorded revenues of $4,603,000 for the six months ended December 31, 2003 compared to revenues of $3,870,000 for the six months ended December 31, 2002. The $733,000 (19%) increase in total revenues reflects an increase in product sales, royalties and maintenance revenues offset by a decrease in license fees and service revenues.

Total product revenues increased $1,056,000 (34%) during the six months ended December 31, 2003 to $4,197,000 from $3,141,000 in the six months ended December 31, 2002. The increase in total product revenues is attributable to increases of $927,000 in product sales, $364,000 in royalties and maintenance revenues offset by a decrease in licensing fees of $235,000. The increase in product revenues for the six months ended December 31, 2003 reflects our primary business focus being the development, marketing and sale of our VoiceLogistics product line. We have focused our efforts on developing the market for this product and have not aggressively pursued opportunities with our speech compression segment. Royalty revenues are related to our speech compression business that was sold to Ascend. Maintenance revenues are primarily generated from our VoiceLogistics product line. We anticipate that revenues from the speech compression business will continue to decline, both in absolute dollars and as a percentage of revenues. For the six month periods ended December 31, 2003 and 2002, 65% and 57% of our product revenues were attributable to product sales, respectively, 24% and 40% were attributable to license fees, respectively, and 11% and 3% were attributable to royalties and recurring revenues, respectively.

Service revenues were primarily attributable to customer maintenance support, fees for engineering services relating to our speech coding technologies business, and professional service fees relating to voice-based solutions. For the six months ended December 31, 2003, service revenues totaled $406,000, reflecting a decrease of $323,000 (44%) from service revenues of $729,000 for the six months ended December 31, 2002.

Cost of Revenues

Cost of revenues increased $974,000 (54%) to $2,793,000 for the six months ended December 31, 2003 from $1,819,000 for the six months ended December 31, 2002.

Cost of product revenues increased $543,000 (37%) to $2,024,000 in the six months ended December 31, 2003 from $1,481,000 for the six months ended December 31, 2002. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. As of December 31, 2003 and 2002, our manufacturing staff, comprised of 6 (including 1 Voxware n.v. personnel) and 2 individuals, respectively, is included in cost of product revenues. The increase in cost of product revenues is attributable primarily to the incremental manufacturing material and labor costs required to handle the increased number of customer orders fulfilled for our VoiceLogistics product line during the six months ended December 31, 2003.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $431,000 (128%) to $769,000 in the six months ended December 31, 2003 from $338,000 in the six months ended December 31, 2002. As of December 31, 2003 and 2002, our customer support and professional services staff, comprised of 16 (including 4 Voxware n.v. personnel) and 10 individuals, respectively, is included in the cost of revenues. The increase in cost of service revenues relative to the decrease in service revenues is attributable primarily to the Company’s under estimation of the cost of professional services and customer support teams to service their sites equipped with the VoiceLogistics product line.

Operating Expenses

Total operating expenses increased by $2,257,000 (78%) to $5,136,000 for the six months ended December 31, 2003 from $2,879,000 in the six months ended December 31, 2002.

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

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $1,021,000 (137%) to $1,766,000 in the six months ended December 31, 2003 from $745,000 in the six months ended December 31, 2002. The increase in general and administrative expenses is due primarily to the charges of $223,000 for payroll taxes including maximum assessable penalties on late filings and payment of payroll taxes of $190,000, $150,000 in additional bad debt reserve, $140,000 in deferred compensation costs and $110,000 related to Voxware n.v. As of December 31, 2003, the general and administrative staff was comprised of 8 employees (including 3 Voxware n.v. personnel) compared to 6 at December 31, 2002.

As of December 31, 2003, we had a worldwide staff of 65 full-time employees and consultants (including 12 Voxware n.v. personnel). The headcount consists of 22 in cost of revenues (which includes manufacturing, professional services and customer support), 23 in research and development, 12 in sales and marketing, and 8 in general and administrative.

Interest Expense

Net interest expense for the six months ended December 31, 2003 was $93,000 compared to $2,000 for the six months ended December 31, 2002. This interest expense relates to the use of the Voxware n.v. facility line of credit, the equipment loan with KBC Bank Roselare and amounts due on underpayment of payroll taxes.

Liquidity and Capital Resources

As of December 31, 2003, we had a total of $515,000 in cash and cash equivalents. As of June 30, 2003, we had $356,000 in cash and cash equivalents, and $3,891,000 of cash in an attorney’s escrow account which represented the net proceeds from the Series D Preferred Stock transaction which closed on June 27, 2003.

Net cash used in operating activities totaled $4,818,000 for the six months ended December 31, 2003, primarily consisting of net loss of $3,439,000, a decrease of $946,000 in payroll tax, penalties and interest payable, $765,000 in accounts payables and accrued expenses, and $259,000 in deferred revenue, an increase of $89,000 in accounts receivable, offset by a decrease in inventory of $63,000 and non cash charges for stock-based compensation expense of $405,000, amortization and depreciation of $125,000 and an additional reserve for bad debt of $150,000. For the six months ended December 31, 2002, cash provided by operating activities totaled $360,000. The cash provided by operating activities for the six months ended December 31, 2002 consists primarily of the net loss of $877,000, offset by a non cash charge for amortization of purchased intangibles and depreciation of $781,000 and changes in operating assets and liabilities.

For the six months ended December 31, 2003, cash provided by investing activities totaled $3,649,000 as a result of $3,891,000 being released from attorney’s escrow related to the proceeds from the sale of the Company’s Series D Preferred Stock, net of $242,000 in capital expenditures. In the six months ended December 31, 2002, cash used in investing activities amounted to $62,000.

For the six months ended December 31, 2003, cash provided by financing activities totaled $1,299,000 as a result of the receipt of proceeds from long-term borrowings from the company’s credit facility with Silicon Valley Bank. As of December 31, 2003, the Company had not drawn down on the $500,000 working capital facility. In the three months ended December 31, 2002, cash used in financing activities amounted to $100,000 which was related to the retirement of Series B Preferred Stock.

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

On December 30, 2003, we entered into a credit facility with Silicon Valley Bank (the “SVB facility”). The SVB facility provides the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and a $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (4% as of December 31, 2003) plus 1/2 percent and is secured by all of the Company’s assets, including its intellectual property, and a guarantee of the Company’s two largest shareholders. In exchange for the SVB facility guarantee, the shareholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants are exercisable into shares of the Company’s Series D Preferred Stock at an exercise price of $0.015 per share.

Proceeds from the $1,500,000 term loan, of which $1,293,000 had been borrowed at December 31, 2003, were used to satisfy $1,310,000 of outstanding Federal and State payroll tax liabilities including related interest of $59,000. The remaining $190,000 was used for operating activities. As of March 31, 2004, the Company has not drawn on the $500,000 working capital facility.

As of February 29, 2004, the Company had a total of approximately $797,000 in cash and cash equivalents. Subsequent to December 31, 2003, the Company successfully negotiated payment terms through February 2005 with its major vendors to fulfill its obligation on various outstanding liabilities as of December 31, 2003. Management is currently seeking to raise additional capital.

Our wholly-owned subsidiary, Voxware n.v., maintains a facility line of credit with KBC Bank Roselare. The maximum amount that can be drawn on this line of credit is €250,000. This line of credit is due upon demand. The facility bears interest at 7.10% per annum and a handling fee of 1.50% of the gross advance amounts drawn, and is secured by 30% of Voxware n.v. inventory balances. As of December 31, 2003, there was no outstanding principal balance on the line of credit. As of March 31, 2004, there was no outstanding principal balance on this line of credit.

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

The following table summarized our contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

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

In March 2003, the EITF published Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance is effective for revenue arrangements that the Company entered into in fiscal periods beginning after June 15, 2003. Accordingly, the Company adopted EITF 00-21 on July 1, 2003. The Company determined the adoption of EITF 00-21 did not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 modifies the traditional definition of liabilities to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS 150. This new standard is effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning in the first quarter of fiscal 2004. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

Risk Factors

We operate in a rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. We caution all readers to pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this report and our other filings with the Securities and Exchange Commission (SEC).

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

If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. As of December 31, 2003, we had an accumulated deficit of $61,870,000. If we continue to incur operating losses and fail to consistently be a profitable company, we may be unable to continue our operations. In addition, we expect to continue to incur net losses in at least the near term quarters. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. For the three month and six months ended December 31, 2003, one and two customers accounted for 17% and 24% of our total revenues, respectively. We believe that a substantial portion of our net sales will continue to be derived from sales to a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been and likely will continue to be in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could materially adversely affect our results of operations.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of March 31, 2004, our executive officers, directors and affiliated entities together beneficially own approximately 542,145,502 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

Foreign Currency Exchange Rate

We frequently denominate our sales to certain European customers in Euro and Pound Sterling, and also incur expenses in currencies other than the functional currency from our Voxware n.v. reporting subsidiary. Although we do not currently hedge certain balance sheet exposures and inter-company balances against future movements in foreign currency exchange rates, we do anticipate exploring using foreign exchange contracts in the future. We did not hold derivative financial instruments for trading purposes during the six month periods ended December 31, 2003 and 2002, and we do not intend to utilize derivative financial instruments for trading purposes in the future.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-145 (e) and 15d-145(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act ), as of December 31, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In connection with the Company’s credit facility with Silicon Valley Bank entered into on December 30, 2003, the Company issued 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock to the Company’s two largest shareholders in consideration of such shareholders guarantee of such credit facility. The warrants are exercisable for shares of the Company’s Series D Preferred at an exercise price of $0.015 per share. In connection with the issuance of such Series D warrants, the Company increased the number of designated shares of Series D Convertible Preferred Stock in its Amended and Restated Certificate of Incorporation to 656,000,000 shares.

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

Date: April 12 , 2004

VOXWARE, INC.
(Registrant)

By:	/s/ Thomas J. Drury, Jr.
Thomas J. Drury, Jr.,
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Allen M. Adler
Allen M. Adler
Chief Financial Officer
(Principal Financial and Accounting Officer)