Form 10-Q
period 2004-03-31
VOXWARE INC
filed 2004-05-21
CIK 933454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-021403

VOXWARE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-3934824 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 14, 2004
Common Stock, $.001 par value	40,820,128

VOXWARE, INC.

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to Voxware, Company, we, us and our in this Form 10-Q refer to Voxware, Inc. and its subsidiaries unless the context requires otherwise.

Voxware, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2004 (unaudited)	June 30, 2003
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$352	$356
Cash held in attorney’s escrow account	—	3,891
Accounts receivable, net of allowance for doubtful accounts of $ 41,000 and $73,000 at March 31, 2004 and June 30, 2003, respectively	2,360	2,258
Inventory, net	478	815
Prepaid expenses and other current assets	197	267

Total current assets	3,387	7,587
Property and equipment, net	258	187
Goodwill	1,039	1,039
Deferred financing costs	482	—
Other assets, net	28	34

	$5,194	$8,847

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$548	$28
Accounts payable	1,517	1,953
Accrued expenses	1,611	1,196
Payroll tax, penalties and interest payable	473	1,312
Deferred revenues	514	548

Total current liabilities	4,663	5,037
Long-term debt, net of current maturities	920	38
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $.001 par value, 865,000,000 shares authorized as of March 31, 2004 and June 30, 2003:
7% cumulative Series D convertible preferred stock ($ 7,838 and $7,283 aggregate liquidation preference at March 31, 2004 and June 30, 2003, respectively); 522,278,973 shares and 485,267,267 shares issued and outstanding at March 31, 2004 and June 30, 2003, respectively	522	485
Series B convertible preferred stock; 166.619 and 1,766.619 shares issued and outstanding at March 31, 2004 and June 30, 2003, respectively	—	—
Common stock, $.001 par value, 1,035,000,000 shares authorized as of March 31, 2004 and June 30, 2003; 40,976,029 and 28,210,919 shares issued and outstanding as of March 31, 2004 and June 30, 2003, respectively	41	28
Additional paid-in capital	69,445	64,644
Accumulated deficit	(64,333)	(58,163)
Deferred employee compensation	(6,066)	(3,220)
Accumulated other comprehensive gain (loss)	2	(2)

Total stockholders’ (deficit) equity	(389)	3,772

	$5,194	$8,847

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 2 are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Revenues:
Product revenues:
Product sales	$2,130	$1,209	$4,836	$2,988
License fees	571	487	1,586	1,737
Royalties and maintenance revenues	255	333	731	444

Total product revenues	2,956	2,029	7,153	5,169
Service revenues	322	282	728	1,012

Total revenues	3,278	2,311	7,881	6,181

Cost of revenues:
Cost of product revenues	1,101	978	3,125	2,400
Cost of service revenues	397	270	1,066	723

Total cost of revenues	1,498	1,248	4,191	3,123

Gross profit	1,780	1,063	3,691	3,058

Operating expenses:
Research and development	825	583	2,265	1,667
Sales and marketing	575	384	2,606	904
General and administrative	2,572	291	4,425	861
Amortization of purchased intangibles	—	120	—	769

Total operating expenses	3,972	1,378	9,296	4,201

Operating loss	(2,192)	(315)	(5,605)	(1,143)
Interest (expense)	(60)	(46)	(65)	(48)
Other expense, net	(67)	—	(88)	—
Gain on sale of tax loss carryforwards	—	—	—	18
Equity in (loss) of investment	—	(68)	—	(132)

Net loss	(2,319)	(429)	(5,758)	(1,305)
Accretion of preferred stock and warrants to redemption value	—	(302)	—	(796)
Amortization of Series C beneficial conversion to redemption value	—	(27)	—	(91)
Dividends-Series D convertible preferred stock	(141)	—	(409)	—

Net loss applicable to common stockholders	$(2,460)	$(758)	$(6,167)	$(2,192)

Net loss per share applicable to common stockholders-basic and diluted	$(0.07)	$(0.03)	$(0.19)	$(0.10)

Weighted average number of shares used in computing net loss per common share—basic and diluted	36,684	23,404	33,256	22,900

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K/A Amendment No. 2 are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended March 31, 2004 (unaudited)

(in thousands, except per share data)

	Series D Preferred		Series B Preferred		Common		Additional paid-in capital	Deferred Employee Compensation	Accumulated Other Comprehensive Loss	Comprehensive Income (loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
June 30, 2003	485,267,267	$485	1,767	$—	28,210,919	$28	$64,644	$(3,220)	$(2)		$(58,163)	$3,772

Conversion of Series B preferred stock into common stock			(1,600)		7,471,912	7	(7)					—
Amortization of deferred compensation								1,058				1,058
Conversion of Series D warrants into Series D preferred stock	37,011,706	37										37
Issuance of common stock in settlement of accrued dividends to Series D preferred stock					4,360,995	5	404				(3)	406
Issuance of warrants to guarantors of Silicon Valley Bank Loan							501					501
Issuance of stock options							5,299	(5,299)				—
Forfeited stock options							(1,395)	1,395				—
Exercise of stock options					932,203	1	(1)					—
Comprehensive income (loss):
Net Loss										$(6,167)	(6,167)	(6,167)
Foreign currency translation adjustment									4	4		4

Comprehensive income (loss)										$(6,163)

March 31, 2004	522,278,973	$522	167	$—	40,976,029	$41	$69,445	$(6,066)	$2		$(64,333)	$(389)

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K/A

Amendment No. 2 are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended March 31,
	2004	2003
	(in thousands)
Operating activities:
Net loss	$(5,758)	$(1,305)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	173	945
Amortization of debt discount on subordinate debentures	—	47
Accrued interest on note receivable from investee	—	(19)
Gain on sale of tax loss carryforwards	—	(18)
Equity in loss of investment	—	132
Other, net	(1)	6
Provision for doubtful accounts	150	—
Amortization of deferred employee compensation	1,058	—
Amortization of deferred financing costs	44	—
Changes in operating assets and liabilities:
Accounts receivable	(252)	(490)
Inventory	337	56
Prepaid expenses and other current assets	70	(161)
Other assets, net	5	(148)
Accounts payable	(436)	419
Accrued expenses	415	865
Payroll tax, penalties and interest payable	(839)	—
Deferred revenues	(34)	146

Net cash (used in) provided by operating activities	(5,068)	475

Investing activities:
Cash released from attorney’s escrow account	3,891	—
Purchase of equity investment in and advances to investee	—	(214)
Purchase of property and equipment	(246)	(47)
Proceeds from disposal of fixed assets	2	—
Proceeds from sale of tax loss carryforwards	—	18

Net cash provided by (used in) investing activities	3,647	(243)

Financing activities:
Proceeds from long-term debt	1,500	—
Proceeds from exercise of warrants	37	—
Repayment of long-term debt	(98)	—
Financing expenses in connection with the credit facility	(26)	—

Net cash provided by financing activities	1,413	—

Effect of foreign currency exchange rate on changes in cash	4	—
(Decrease) increase in cash and cash equivalents	(4)	232
Cash and cash equivalents, beginning of period	356	6

Cash and cash equivalents, end of period	$352	$238

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Conversion of Series B preferred stock	$—	$564
Exchange of Series B convertible preferred stock into common stock	$9	$—
Issuance of subordinated debenture in exchange for a note	$—	$296
Conversion of Series B preferred stock into accrued dividends	$—	$93
Repurchase of Series B preferred stock into accrued dividends	$—	$16
Repurchase of Series B preferred stock for cashless exercise of warrants into common stock	$—	$84
Conversion of Series C preferred stock into common stock	$—	$49
Issuance of warrants related to guarantee of SVB credit facility	$500	$186
Issuance of common stock in payment of Series D preferred stock dividends	$409	$—

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K/A

Amendment No. 2 are an integral part of these statements.

Voxware, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Voxware, Inc. and its wholly-owned subsidiaries, Verbex Acquisition Corporation and Voxware n.v. (referred to hereafter as Voxware or the Company) as of March 31, 2004, and June 30, 2003 (the June 30, 2003 financial information included herein has been extracted from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended June 30, 2003), and for the three and nine months ended March 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

The consolidated statements of operations for the three and nine months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A Amendment No.2 for the year ended June 30, 2003.

The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including the Company’s ability to compete in the voice-based logistics market, the budgeting cycles of potential customers, the lengthy sales cycle of the Company’s solution, the volume of and revenues derived from sales of products utilizing the Company’s third-party partners network, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, the degree of success of the Company’s efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by the Company or its licensees, and general economic conditions.

2. SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share

The Company computes net loss per share under the provisions of SFAS No. 128, Earnings per Share ( SFAS 128 ), and Staff Accounting Bulletin, No. 98, Earnings per Share ( SAB 98 ).

Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share are computed by dividing the loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share are determined in the same manner as basic earnings per share, except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed Preferred Stock conversion in the aggregate amount of 802,707,994 shares and 10,962,386 shares at March 31, 2004 and 2003, respectively, is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

Stock-Based Compensation

At March 31, 2004, the Company has stock-based compensation plans which are described more fully in the Company’s annual report on Form 10-K/A Amendment No.2 for the year ended June 30, 2003. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ( APB 25 ), Accounting for Stock Issued to Employees, using an intrinsic value approach to measure compensation expenses, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 ( SFAS 123 ), Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, using a fair value approach.

SFAS 123, as amended by SFAS 148, established accounting and disclosure requirements using a fair value basis method of accounting for stock-based employee compensation plans. As allowed by SFAS 123 and amended by SFAS 148, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Compensation expense charged to operations in the nine months ended March 31, 2004 and 2003 was $1,058,000 and none, respectively. Deferred employee compensation of $6,065,000 and none as of March 31, 2004 and 2003, respectively, is included in the accompanying consolidated financial statements. In accordance with SFAS 123, as amended by SFAS 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years 2004 and 2003: risk-free interest rates ranging from 0.00% to 1.75% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 10 years for the options; and expected volatility of 100%. The following table illustrates the effects on net loss applicable to common stockholders and net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss applicable to common stockholders:
As reported	$(2,460)	$(758)	$(6,167)	$(2,192)
Add:
Stock-based employee compensation included in net loss, net of related tax effects	653	—	1,058	—
Less:
Stock-based compensation expense determined under fair-value method for all awards, net of related tax effects	4,733	127	5,299	343

Pro forma net loss applicable to common stockholders	$(6,540)	$(885)	$(10,408)	$(2,535)

Net loss per share applicable to common stockholders-basic and diluted
As reported	$(0.07)	$(0.03)	$(0.19)	$(0.10)
Pro forma	$(0.18)	$(0.04)	$(0.31)	$(0.11)

Reclassifications

Certain amounts contained in the accompanying 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

3. SERIES B CONVERTIBLE PREFERRED STOCK

During the nine months ended March 31, 2004, the holder of the Company’s Series B Preferred Stock converted 1,600 shares into 7,471,912 shares of Common Stock. As of March 31, 2004, the holder of the Company’s Series B Preferred Stock can convert the remaining 166.619 outstanding shares into a total of 778,088 shares of Common Stock at a fixed conversion price of $0.00021413527 per share. See note 6 for subsequent events.

4. SERIES D CONVERTIBLE PREFERRED STOCK

The Series D Preferred Stock has a 7% dividend payable in cash or equity, at the election of Voxware, and each preferred share is convertible into one share of Voxware Common Stock at an initial conversion price of $0.015 per share. During the three months ended March 31, 2004, the Company paid in-kind dividends of $275,720 on Series D Preferred Stock for the period October 1, 2003 through March 31, 2004, through the issuance of 3,518,944 shares of the Company’s Common Stock.

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

5. BORROWINGS

On December 30, 2003, the Company entered into a credit facility with Silicon Valley Bank (the “SVB facility”). The SVB facility provides the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and a $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (4% as of March 31, 2004) plus 1/2 percent and is secured by all of the Company’s assets, including its intellectual property and a guarantee of the Company’s two largest shareholders. The Company engaged an independent third party to assist the Company in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by the Company, and the third party valuation expert, the Company has recorded a deferred financing asset of $500,000 on its balance sheet as of December 31, 2003. This deferred asset is amortized over 36 months commencing on January 1, 2004.

As of March 31, 2004, the Company borrowed $1,500,000 on the term loan, and the Company had not drawn on the $500,000 working capital facility.

On May 7, 2003, the Company obtained a facility line of credit with Silicon Valley Bank. The maximum amount that can be drawn on the line of credit is $250,000. The amount available is subject to a borrowing base consisting of 80% of eligible accounts receivable. This line of credit matured on May 6, 2004. The facility bears interest at prime plus 2% per annum and a handling fee of 0.25% of specific accounts receivable invoices financed. The line of credit is secured by eligible accounts receivable and inventory. As of March 31, 2004, there was no outstanding balance on this line of credit.

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

Voxware n.v. also has an equipment loan with KBC Bank Roselare. The original amount of this loan was €70,000. This equipment loan is due November 13, 2005, and is payable in 36 equal installments of €2,136. The facility bears interest at 6.12% per annum, and is secured by a blanket lien on equipment. As of March 31, 2004, there was an outstanding principal balance of $51,000.

Our credit facility requires us, among other obligations, to maintain certain affirmative and negative covenants. At March 31, 2004, we were in compliance with all required covenants.

Long-term debt consists of the following:

March 31, 2004
Credit Facility—SVB	$1,417,000
Bank Line—KBC Bank	51,000

Total Debt	1,468,000
Less: Current portion	548,000

Long-term debt	$920,000

Maturities of long-term debt are as follows:

2005	$548,000
2006	520,000
2007	400,000

$1,468,000

6. SUBSEQUENT EVENTS

On April 6, 2004 and pursuant to the terms of the Series B Preferred Stock, Castle Creek elected to convert their remaining shares of Series B Preferred Stock into shares of Common Stock. Each share of Series B Preferred Stock converted into a number of common shares at a conversion price of $0.00021413527 per share. The following table details the subsequent conversions:

	Shares
Date	Series B Preferred	Common
April 6, 2004	166.619	778,088

On April 30, 2004, the Company completed a private placement of Series D Preferred Stock. The Company received $2,051,305 in proceeds and issued 136,730,000 shares of Series D Preferred Stock, at a price per share of $0.015. In addition to cash transaction costs, the Company issued 716,500 shares of Series D Preferred Stock (value at $10,748) to a placement agent as partial payment of the fees.

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

Statements contained in this Form 10-Q that are not based on historical fact are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as may, will, expect, estimate, anticipate, continue, or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties.

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

The VoiceLogistics solution is a combination of software, hardware and professional services. Enabled by our patented speech recognition and patented VoiceXML web browser technologies, the VoiceLogistics solution creates a dynamic, real-time link between highly mobile workers, the warehouse management system ( “WMS” ) and supervisory personnel. We believe that our solution is unique in the industry because it is the first web-based, people-centric, interactive speech recognition application engineered specifically to operate in highly demanding industrial environments. The Company was notified by the United States Patent and Trademark Office that its application for patent (Patent # 6662163) had been approved on December 9, 2003.

VoiceLogistics is primarily sold to large companies that operate warehouses and distribution centers. We have customers from a variety of industry sectors, including food service, grocery, retail, consumer packaged goods, third party logistics providers and wholesale distribution. Our technology has the ability to integrate easily (generally in less than 90 days) with an external warehouse management system (“WMS”). VoiceLogistics revenues are generated from product sales, license fees, professional services, and maintenance fees.

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

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ( SOP ) No. 97-2, Software Revenue Recognition, as amended. SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, does not currently apply since arrangements with our customers do not require significant production, modification, or customization to our software. Revenues from product sales and license fees generally are recognized upon shipment of hardware and applicable software, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. Vendor-specific objective evidence of the fair value of the hardware and software components is based on the price determined by management when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management. Service revenues for professional service fees are generally recognized upon completion of implementation, or over the period in which such services are rendered, provided there are no significant post-delivery obligations connected with such services. Extended warranty and maintenance revenues, including the amounts bundled with initial or recurring revenues, are recognized over the term of the warranty or support period, which is typically one year. If an acceptance period is required, revenues are recognized upon customer acceptance.

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

The Company uses the reserve method for accounting for warranty claims. At March 31, 2004 and 2003, the reserves for warranty claims were $116,000 and $42,000. The reserve is included in accrued expenses on the accompanying balance sheet.

Our key accounting estimates and policies are reviewed with the Audit Committee of the Board of Directors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Results of Operations

Three Months Ended March 31, 2004 Versus Three Months Ended March 31, 2003

Revenues

We recorded total revenues of $3,278,000 for the three months ended March 31, 2004 compared to revenues of $2,311,000 for the three months ended March 31, 2003. The $967,000 (42%) increase in total revenues reflects an increase in product sales, license fees and service revenues, offset by a decrease in royalties and maintenance revenues. Total product revenues increased by $927,000 (46%) to $2,956,000 during the three months ended March 31, 2004 from $2,029,000 in the three months ended March 31, 2003. The increase in total product revenues is attributable to increases of $921,000 in product sales and $84,000 in license fees, offset by a decrease in royalties and maintenance revenues of $78,000. The increase in product revenues for the three months ended March 31, 2004 reflects our primary business focus being the development, marketing and sale of our VoiceLogistics product line. We have focused our efforts on developing the market for this product and have not aggressively pursued opportunities with our speech compression segment. Royalty revenues are related to our speech compression business that was sold to Ascend. Maintenance revenues are primarily generated from our VoiceLogistics product line. We anticipate that revenues from the speech compression business will continue to decline, both in absolute dollars and as a percentage of revenues. For the three months ended March 31, 2004 and 2003, 72% and 60% of our product revenues were attributable to product sales, respectively, 19% and 24% were attributable to license fees, respectively, and 9% and 16% were attributable to royalties and maintenance revenues, respectively.

Service revenues were primarily attributable to customer support, fees for engineering services relating to our speech coding technologies business, and professional service fees relating to voice-based solutions. For the three months ended March 31, 2004, service revenues totaled $322,000, reflecting an increase of $40,000 (14%) from service revenues of $282,000 for the three months ended March 31, 2003.

Cost of Revenues

Cost of revenues increased $250,000 (20%) to $1,498,000 for the three months ended March 31, 2004 from $1,248,000 for the three months ended March 31, 2003.

Cost of product revenues increased $123,000 (13%) to $1,101,000 in the three months ended March 31, 2004 from $978,000 for the three months ended March 31, 2003. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. As of March 31, 2004 and 2003, our manufacturing staff, comprised of 5 and 4 individuals, respectively, is included in cost of product revenues. The increase in cost of product revenues is attributable primarily to the incremental manufacturing material and labor costs required to handle the increased number of customer orders fulfilled for our VoiceLogistics product line during the three months ended March 31, 2004.

Cost of service revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $127,000 (47%) to $397,000 in the three months ended March 31, 2004 from $270,000 in the three months ended March 31, 2003. As of March 31, 2004 and 2003, our customer support and professional services staff, comprised of 25 and 12 individuals, respectively, is included in the cost of service revenues. The increase in cost of service revenues relative to the increase in service revenues is attributable primarily to the Company’s under estimation of the cost of professional services and customer support teams to service their sites equipped with the VoiceLogistics product line.

Operating Expenses

Total operating expenses increased by $2,594,000 (188%) to $3,972,000 for the three months ended March 31, 2004 from $1,378,000 in the three months ended March 31, 2003.

Research and development expenses primarily consist of employee compensation, consulting fees and equipment depreciation related to product research and development. Our research and development expenses increased $242,000 (42%) to $825,000 in the three months ended March 31, 2004 from $583,000 in the three months ended March 31, 2003. The increase in research and development expenses is due primarily to increased personnel costs and consulting fees paid during the year to develop new applications to broaden our VoiceLogistics product line. As of March 31, 2004 and 2003, our research and development team was comprised of 17 employees.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses increased $191,000 (50%) to $575,000 in the three months ended March 31, 2004 from $384,000 in the three months ended March 31, 2003. The increase in sales and marketing expenses is due primarily to activating a fully functional marketing department during the second half of fiscal 2003, and the increase in commissions due to increased sales activity. As of March 31, 2004, our sales and marketing staff was comprised of 11 employees compared to 7 at March 31, 2003.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $2,281,000 (784%) to $2,572,000 in the three months ended March 31, 2004 from $291,000 in the three months ended March 31, 2003. The increase in general and administrative expenses is due primarily to charges of $462,000 related to Voxware n.v. severance, $654,000 in deferred compensation costs, $270,000 in professional fees and $207,000 related to Voxware n.v. As of March 31, 2004, the general and administrative staff was comprised of 9 employees compared to 5 at March 31, 2003.

As of March 31, 2004, we had a worldwide staff of 67 full-time employees and consultants. The headcount consists of 30 in cost of revenues (which includes manufacturing, professional services and customer support), 17 in research and development, 11 in sales and marketing, and 9 in general and administrative.

Interest Expense

Net interest expense for the three months ended March 31, 2004 was $60,000 compared to $46,000 for the three months ended March 31, 2003. This interest expense relates to the use of the Voxware n.v. facility line of credit, the equipment loan with KBC Bank Roselare and the credit facility with Silicon Valley Bank.

Nine Months Ended March 31, 2004 Versus Nine Months Ended March 31, 2003

Revenues

We recorded revenues of $7,881,000 for the nine months ended March 31, 2004 compared to revenues of $6,181,000 for the nine months ended March 31, 2003. The $1,700,000 (28%) increase in total revenues reflects an increase in product sales, royalties and maintenance revenues offset by a decrease in license fees and service revenues.

Total product revenues increased $1,984,000 (38%) during the nine months ended March 31, 2004 to $7,153,000 from $5,169,000 in the nine months ended March 31, 2003. The increase in total product revenues is attributable to increases of $1,848,000 in product sale and, $287,000 in royalties and maintenance revenues offset by a decrease of $151,000 in licensing fees and $284,000 in service revenues. The increase in product revenues for the nine months ended March 31, 2004 reflects our primary business focus being the development, marketing and sale of our VoiceLogistics product line. We have focused our efforts on developing the market for this product and have not aggressively pursued opportunities with our speech compression segment. Royalty revenues are related to our speech compression business that was sold to Ascend. Maintenance revenues are primarily generated from our VoiceLogistics product line. We anticipate that revenues from the speech compression business will continue to decline, both in absolute dollars and as a percentage of revenues. For the nine month periods ended March 31, 2004 and 2003, 68% and 58% of our product revenues were attributable to product sales, respectively, 22% and 34% were attributable to license fees, respectively, and 10% and 8% were attributable to royalties and recurring revenues, respectively.

Service revenues were primarily attributable to customer maintenance support, fees for engineering services relating to our speech coding technologies business, and professional service fees relating to voice-based solutions. For the nine months ended March 31, 2004, service revenues totaled $728,000, reflecting a decrease of $284,000 (28%) from service revenues of $1,012,000 for the nine months ended March 31, 2003.

Cost of Revenues

Cost of revenues increased $1,068,000 (34%) to $4,191,000 for the nine months ended March 31, 2004 from $3,123,000 for the nine months ended March 31, 2003.

Cost of product revenues increased $725,000 (30%) to $3,125,000 in the nine months ended March 31, 2004 from $2,400,000 for the nine months ended March 31, 2003. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. As of March 31, 2004 and 2003, our manufacturing staff, comprised of 5 and 4 individuals, respectively, is included in cost of product revenues. The increase in cost of product revenues is attributable primarily to the incremental manufacturing material and labor costs required to handle the increased number of customer orders fulfilled for our VoiceLogistics product line during the nine months ended March 31, 2004.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $343,000 (47%) to $1,066,000 in the nine months ended March 31, 2004 from $723,000 in the nine months ended March 31, 2003. As of March 31, 2004 and 2003, our customer support and professional services staff, comprised of 25 and 12 individuals, respectively, is included in the cost of revenues. The increase in cost of service revenues relative to the decrease in service revenues is attributable primarily to the Company’s underestimation of the cost of professional services and customer support teams to service their sites equipped with the VoiceLogistics product line.

Operating Expenses

Total operating expenses increased by $5,095,000 (121%) to $9,296,000 for the nine months ended March 31, 2004 from $4,201,000 in the nine months ended March 31, 2003.

Research and development expenses primarily consist of employee compensation, consulting fees and equipment depreciation related to product research and development. Our research and development expenses increased $598,000 (36%) to $2,265,000 in the nine months ended March 31, 2004 from $1,667,000 in the nine months ended March 31, 2003. The increase in research and development expenses is due primarily to increased personnel costs and consulting fees paid during the year to develop new applications to broaden our VoiceLogistics product line. As of March 31, 2004 and 2003, our research and development team was comprised of 17 employees.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses increased $1,702,000 (188%) to $2,606,000 in the nine months ended March 31, 2004 from $904,000 in the nine months ended March 31, 2003. The increase in sales and marketing expenses is due primarily to the ongoing activation of a fully functional marketing department during the second half of fiscal 2003 and continuing through the first half of fiscal 2004, and the increase in commissions due to increased annual sales activity. As of March 31, 2004, our sales and marketing staff was comprised of 11 employees compared to 7 at March 31, 2003.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $3,564,000 (414%) to $4,425,000 in the nine months ended March 31, 2004 from $861,000 in the nine months ended March 31, 2003. The increase in general and administrative expenses is due primarily to the charges of $290,000 for payroll taxes including maximum assessable penalties on late filings and payment of payroll taxes of $190,000, $41,000 in additional bad debt reserve, $462,000 related to Voxware n.v. severance, $1,058,000 in deferred compensation costs, $271,000 in professional fees and $619,000 related to Voxware n.v. As of March 31, 2004, the general and administrative staff was comprised of 9 employees compared to 5 at March 31, 2003.

As of March 31, 2004, we had a worldwide staff of 67 full-time employees and consultants. The headcount consists of 30 in cost of revenues (which includes manufacturing, professional services and customer support), 17 in research and development, 11 in sales and marketing, and 9 in general and administrative.

Interest Expense

Net interest expense for the nine months ended March 31, 2004 was $65,000 compared to $48,000 for the nine months ended March 31, 2003. This interest expense relates to the use of the Voxware n.v. facility line of credit, the equipment loan with KBC Bank Roselare and the credit facility with Silicon Valley Bank.

Liquidity and Capital Resources

As of March 31, 2004, we had a total of $352,000 in cash and cash equivalents. As of June 30, 2003, we had $356,000 in cash and cash equivalents, and $3,891,000 of cash in an attorney’s escrow account which represented the net proceeds from the Series D Preferred Stock transaction which closed on June 27, 2003.

Net cash used in operating activities totaled $5,068,000 for the nine months ended March 31, 2004, primarily consisting of net loss of $5,758,000, a decrease of $839,000 in payroll tax, penalties and interest payable, $436,000 in accounts payable, and $34,000 in deferred revenue, an increase of $252,000 in accounts receivable, offset by a decrease of $337,000 in inventory, $415,000 in accrued expenses and non cash charges for stock-based compensation expense of $1,058,000, amortization and depreciation of $173,000 and an additional reserve for bad debt of $150,000. For the nine months ended March 31, 2003, cash provided by operating activities totaled $475,000. The cash provided by operating activities for the nine months ended March 31, 2003 consisted primarily of the net loss of $1,305,000, offset by a non cash charge for amortization of purchased intangibles and depreciation of $945,000 and changes in operating assets and liabilities.

For the nine months ended March 31, 2004, cash provided by investing activities totaled $3,647,000 as a result of $3,891,000 being released from attorney’s escrow related to the proceeds from the sale of the Company’s Series D Preferred Stock and proceeds from sales of fixed assets of $2,000, net of $246,000 in capital expenditures. In the nine months ended March 31, 2003, cash used in investing activities amounted to $243,000.

For the nine months ended March 31, 2004, cash provided by financing activities totaled $1,413,000 as a result of the receipt of proceeds from long-term borrowings from the company’s credit facility with Silicon Valley Bank. In the nine months ended March 31, 2003, there were no financing activities.

On May 7, 2003, the Company obtained a facility line of credit with Silicon Valley Bank. The maximum amount that can be drawn on the line of credit is $250,000. The amount available to us is subject to a borrowing base consisting of 80% of our eligible accounts receivable. This line of credit matured on May 6, 2004. The facility bears interest at prime plus 2% per annum and a handling fee of 0.25% of specific accounts receivable invoices financed. The line of credit is secured by our eligible accounts receivable and inventory. As of March 31, 2004, there was no outstanding principal balance on this line of credit.

On December 30, 2003, we entered into a credit facility with Silicon Valley Bank (the “SVB facility”). The SVB facility provides the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and a $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (4% as of March 31, 2004) plus 1/2 percent and is secured by all of the Company’s assets, including its intellectual property, and a guarantee of the Company’s two largest shareholders. In exchange for the SVB facility guarantee, the shareholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants are exercisable into shares of the Company’s Series D Preferred Stock at an exercise price of $0.015 per share.

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

Voxware n.v. also has an equipment loan with KBC Bank Roselare. The original amount of this loan was €70,000. This equipment loan is due November 13, 2005, and is payable in 36 equal installments of €2,136. The facility bears interest at 6.12% per annum, and is secured by a blanket lien on equipment. As of March 31, 2004, there was an outstanding principal balance of $51,000.

Our credit facility with Silicon Valley Bank requires us, among other obligations, to maintain certain affirmative and negative covenants. At March 31, 2004, we were in compliance with all required covenants.

On April 30, 2004, the Company completed a private placement of Series D Preferred Stock. The Company received $2,051,305 in proceeds and issued 136,730,000 shares of Series D Preferred Stock, at a price per share of $0.015. In addition to cash transaction costs, the Company issued 716,500 shares of Series D Preferred Stock (value at $10,748) to a placement agent as partial payment of the fees.

We believe that adequate capital resources will be available to fund our operations for the year ending June 30, 2004.

The following table summarized our contractual obligations at March 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

Operating Lease Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years

New Jersey	$24,000	$24,000	$—	$—	$—
Massachusetts	1,152,000	—	864,000	288,000	—
Belgium	20,100	—	20,100	—	—

Operating Leases Obligations	1,196,100	24,000	884,100	288,000	—
Long-Term Debt	1,468,000	548,000	920,000	—	—

Total	$2,664,100	$572,000	$1,804,100	$288,000	$—

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

If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. As of March 31, 2004, we had an accumulated deficit of $64,333,000. If we continue to incur operating losses and fail to consistently be a profitable company, we may be unable to continue our operations. In addition, we expect to continue to incur net losses in at least the near term quarters. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. For the three months and nine months ended March 31, 2004, three and two customers accounted for 51% and 30% of our total revenues, respectively. We believe that a substantial portion of our net sales will continue to be derived from sales to a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been and likely will continue to be in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could materially adversely affect our results of operations.

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

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Our common stock closed as high as $0.20 and as low as $0.05 per share between July 1, 2003 and March 31, 2004. Historically, the over-the-counter markets for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

•	fluctuations in our quarterly revenue and operating results;

•	announcements of product releases by us or our competitors;

•	announcements of acquisitions and/or partnerships by us or our competitors; and

•	increases by us in outstanding shares of Common Stock upon exercise or conversion of dilutive securities.

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

As defined in the transaction agreements for the warrants to purchase 93,333,333 shares of Series D Preferred Stock, certain purchasers received warrants to purchase 37,111,111 shares of Series D Preferred Stock at an exercise price of $0.001 per share. Such warrants will expire on June 27, 2013. During the quarter ended December 31, 2003, certain holders of the Company’s Series D Warrants exercised 37,011,706 in eligible warrants in exchange for 37,011,706 shares of the Company’s Series D Preferred Stock. As a result of the Company’s restatement of revenue for the year ended June 30, 2003 and in accordance with the terms of the warrant agreements, the Company issued an additional 23,777,778 Series D Preferred Stock warrants to respective purchasers. The remaining 32,444,444 warrants have been cancelled as of December 31, 2003 in accordance with the terms set forth in the warrant agreements.

On April 30, 2004, the Company completed a private placement of Series D Preferred Stock. The Company received $2,051,305 in proceeds and issued 136,730,000 shares of Series D Preferred Stock, at a price per share of $0.015. In addition to cash transaction costs, the Company issued 716,500 shares of Series D Preferred Stock (value at $10,748) to a placement agent as partial payment of the fees.

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

The perceived risk of dilution or any actual dilution occasioned by the conversion of Series D Preferred Stock, exercise of the 2003 Warrants and/or issuance of awards under the 2003 Stock Option Plan could also make it difficult to obtain additional financing. New investors could either decline to make an investment in us due to the potential negative effect of the dilution on a potential investment or require that their investment be on terms at least as favorable as the terms of the Series D Preferred Stock Purchase Agreement.

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales of substantial amounts of our Common Stock in the public market that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit.

If the holders of the Series D Preferred Stock and the 2003 Series D Warrants elect to have their collective holdings assumed by a potential acquirer of our Company, the potential acquirer could be deterred from completing an acquisition.

Also, if the holders of Series D Preferred Stock and the 2003 Warrants elect to have their holdings remain outstanding after an acquisition of us, the potential acquirer could be deterred from completing an acquisition of Voxware.

Among our obligations which an acquirer might be forced to assume, which would act as a deterrent are:

•	the 2003 Warrants provision which could have an adverse effect on the market value of the acquirer’s outstanding securities;

•	the obligation to register the re-sale of the Common Stock issuable upon conversion of the Series D Preferred Stock, the 2003 Warrants, and the 2003 Stock Option Plan which could result in the sale of a substantial number of shares in the market;

•	the obligation to pay dividends on the Series D Preferred Stock; and

•	the obligation to seek the consent of the holders of the Series D Preferred Stock before we can issue securities which have senior or equal rights as the Series D Preferred Stock, sell all or substantially all of our assets, or take other actions with respect to the Series D Preferred Stock or securities which have less rights than the Series D Preferred Stock.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of March 31, 2004, our executive officers, directors and affiliated entities together beneficially own approximately 544,632,412 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

Foreign Currency Exchange Rate

We frequently denominate our sales to certain European customers in Euro and Pound Sterling, and also incur expenses in currencies other than the functional currency from our Voxware n.v. reporting subsidiary. Although we do not currently hedge certain balance sheet exposures and inter-company balances against future movements in foreign currency exchange rates, we do anticipate exploring using foreign exchange contracts in the future. We did not hold derivative financial instruments for trading purposes during the nine months ended March 31, 2004 and 2003, and we do not intend to utilize derivative financial instruments for trading purposes in the future.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-145 (e) and 15d-145(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act ), as of March 31, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

On April 30, 2004, the Company completed a private placement of Series D Preferred Stock. The Company received $2,051,305 in proceeds and issued 136,730,000 shares of Series D Preferred Stock, at a price per share of $0.015. In addition to cash transaction costs, the Company issued 716,500 shares of Series D Preferred Stock (value at $10,748) to a placement agent as partial payment of the fees.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Amendment dated December 30, 2003 to the Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed January 6, 2004.
4.1	Series D Convertible Preferred Stock Purchase Warrant dated December 30, 2003 issued to Edison Venture Fund V, L.P., incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed January 6, 2004.
4.2	Series D Convertible Preferred Stock Purchase Warrant dated December 30, 2003 issued to Cross Atlantic Technology Fund II, L.P., incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed January 6, 2004.
10.1	Loan and Security Agreement dated December 30, 2003 between Voxware, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed January 6, 2004.
10.2	Intellectual Property Security Agreement dated as of December 30, 2003 by and between Voxware, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed January 6, 2004.
10.3	Unconditional Guaranty dated December 30, 2003 executed by Edison Venture Fund V, L.P., incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed January 6, 2004.
10.4	Unconditional Guaranty dated December 30, 2003 executed by Cross Atlantic Technology Fund II, L.P., incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed January 6, 2004
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Current report on Form 8-K filed January 6, 2004 (announcing the appointment of Thomas Drury as President of Voxware, Inc.)

Current report on Form 8-K filed January 6, 2004 (relating to the Loan and Security Agreement with Silicon Valley Bank)

Current report on Form 8-K filed April 27, 2004 (relating to changes in registrant’s certifying accountant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2004

VOXWARE, INC. (Registrant)

By:	/s/ Thomas J. Drury, Jr. Thomas J. Drury, Jr., President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Allen M. Adler Allen M. Adler Chief Financial Officer (Principal Financial and Accounting Officer)