Form 10-K
period 2004-06-30
VOXWARE INC
filed 2004-10-13
CIK 933454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

168 Franklin Corner Road

Lawrenceville, NJ 08648

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

The aggregate market value of the common voting stock held by non-affiliates of the registrant was approximately $1,679,000 as of June 30, 2004, based upon the closing sale price of the common stock as quoted on the Nasdaq OTC Bulletin Board.

The number of shares of the registrant’s common stock outstanding as of September 22, 2004 is 48,011,955.

VOXWARE, INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended June 30, 2004

PART I

This Annual Report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management, as well as assumptions made by and the information currently available to our management. When used in this Annual Report, the words estimate, project, believe, anticipate, intend, expect and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this annual report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent circumstances, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this Annual Report, or to reflect the occurrence of unanticipated events. You should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

ITEM 1	BUSINESS.

Overview

We are a leading provider of voice-based technology that optimizes the front line logistics and distribution center workforce. Our primary product, VoiceLogistics®, enables warehouse workers to perform a wide array of logistics tasks such as picking, receiving, put away, replenishment and returns processing – more efficiently and effectively. VoiceLogistics also gives distribution center management an effective tool for reducing logistics costs and optimizing complex materials handling processes.

The VoiceLogistics solution is a combination of software, hardware and professional services. Enabled by our patented speech recognition VoiceXML™ web browser technologies, the VoiceLogistics solution creates a dynamic, real-time link between highly mobile workers, the warehouse management system ( WMS ) and supervisory personnel. We believe that our solution is unique in the industry because it is the first web-based, people-centric, interactive speech recognition application engineered specifically to operate in highly demanding industrial environments. The United States Patent and Trademark Office notified the Company that its application for patent (Patent #6662163) was approved on December 9, 2003.

VoiceLogistics is primarily sold to large companies that operate warehouses and distribution centers. We have customers from a variety of industry sectors, including food service, grocery, retail, consumer packaged goods, third party logistics providers and wholesale distribution. Our technology has the ability to integrate easily (generally in less than 90 days) with an external WMS. VoiceLogistics revenues are generated from product sales, license fees, professional services and maintenance fees.

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

The VoiceLogistics solution includes software and hardware components, and generally some professional services elements. The software component includes two important Voxware proprietary software technologies that are installed on each wearable computer. One is our patented, noise-robust Voxware Integrated Speech Recognition Engine ( VISE™ ), designed specifically for high performance industrial environments. The other is our patented Voice Extensible Markup Language ( VoiceXML ) voice browser, called VoxBrowser™ , which uses standard web technologies to enable application-level functionality on the wearable computer.

The VoiceLogistics solution also generally includes Voxware proprietary application software that is installed on a server that communicates with a central WMS (or system of record) and many special purpose wearable computers that are worn by individual warehouse workers. Using a wireless 802.11B LAN, VoiceLogistics directs the workers-giving them tasks and verifying what they do. It also updates the central system and is capable of responding immediately to a wide variety of situations that can develop as the work shift progresses. With VoiceLogistics, workers are generally more productive and accurate than would otherwise be possible.

During fiscal 2003 and most of fiscal 2004, the VoiceLogistics wearable computer was the VLS-310. It is a highly rugged device that has been successfully deployed to thousands of warehouse workers in North America and Europe. At the end of fiscal 2004, the company introduced its current VoiceLogistics wearable computer – the VLS-410, a proprietary system manufactured by us.

The company believes that the VLS-410 offers the best internal components of any voice-only wearable computer for today’s industrial markets, including the fastest processor and the most memory. We are currently working with several major vendors of handheld wireless computers to also provide the VoiceLogistics software components on their devices; a development that will give customers an additional choice of hardware in the future, and will allow Voxware to expand its product line with new, multi-modal versions of VoiceLogistics, which will work both via speech recognition and via other modes, such as keyboard, screen, or infrared scanning, as appropriate.

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

In the fiscal year ended June 30, 2004, 97% of our revenues came from the VoiceLogistics product line.

Speech Coding Technologies. We also generate revenues from licensing speech coding (or compression) technologies that were developed prior to the sale of the assets relating to that business in September 1999 to Ascend Communications, Inc. (Ascend) (a wholly owned subsidiary of Lucent Technologies, Inc.). The sale of the assets did not include our rights and obligations under its then existing license agreements. We continue to have revenue from existing licensees of our speech coding technology in the form of periodic license renewal fees, royalties and maintenance fees. In the fiscal year ended June 30, 2004, 3% of our revenues came from these speech coding sources.

While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we do not anticipate dedicating resources to the development, marketing or licensing of our speech coding technologies to potential new licensees.

Sales and Distribution

We sell directly to large companies in North America and Europe. We also utilize third parties such as consultants, value added resellers (VARs) and systems integrators to sell or assist us in selling our products. To date, we have signed agreements with several third party partners. We believe that the establishment of a network of third party partners with extensive knowledge of specific market sectors is important to our long-term success in those sectors.

In fiscal 2003, we acquired a significant equity interest Voxware n.v. to develop a stronger presence in Europe. Subsequently, in June 2003, upon consummation of Series D Private Placement, we acquired the remaining equity interests in Voxware n.v. that we previously did not own. Voxware, n.v. was a full-service office (sales, marketing, professional services, support and finance) in Brugge, Belgium. We further expanded our European presence, with personnel additions in the United Kingdom, France and Germany during fiscal 2003. Subsequently, we won initial deals with new customers in a variety of European markets, including the United Kingdom, the Benelux region, France and Germany. At the end of fiscal 2004 the company decided to close its Belgium sales and support office and concentrate its European efforts from an office in the United Kingdom.

We believe that the most effective third party distribution relationships are those in which the partner not only resells our hardware, but also our software applications and our professional services. Our Voxware Solution Partner (VSP) certification program provides training in the VoiceLogistics product set and architecture, interface design, application development, and our implementation methodology. The VSP program enables us to work with partners to deliver a solution to a joint customer’s first warehouse, and then turn the implementation at follow-on warehouses over to the partner.

While it is not our major focus, in the past we have worked with third party partners who purchase products from us at a discount and incorporate them into application systems for various target markets and/or consult us in the development of application systems for end-users. These application systems integrate our products with additional hardware and software components and include service and product support. These partners then resell or lease the application systems to end-user customers. Under these types of partnership agreements, we warrant to repair, replace or refund the purchase price of any defective product delivered to a third party partner or their customer, provided that we are notified of the defective product generally within 90 days from delivery of the product to the end-user in the case of software and up to one year in the case of hardware. We do not believe that this kind of partnership is, in the long term, compatible with our plans to grow the software portion of our business. Therefore, we are not recruiting new partners of this type.

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

Customers

Our customers include some of the largest and best known companies in their respective industries, including 7-Eleven, Argos Limited, Somerfield Stores, US Foodservice, Inc., and 99 Cent Only Stores. We grew our customer base in fiscal 2003 and 2004 and are optimistic our increased momentum in key market sectors such as retail, consumer packaged goods and food service will continue.

We currently generate revenues through both our voice-based solutions business and our speech coding business. For the fiscal year ended June 30, 2004, 97% of our revenue was derived from our voice-based solutions business and 3% from our speech compression business. For the year ended June 30, 2004, 2 customers accounted for 42% of our total revenues; US Foodservice and Somerfield Stores at 26% and 16%, respectively. There can be no assurance that these customers will continue to seek our products and services at the same levels as they have in the past, or at all.

Our standard warranty policy generally allows customers or end-users to return defective products for repair, replacement or refund of purchase price, provided that we are notified of the defect within 90 days from delivery to the customer or end-user in in the case of hardware. Substantially all components, parts and subassemblies purchased by Voxware are covered by warranty by the manufacturer for periods ranging from 30 days to one year from date of purchase by the Company.

Competition

We encounter competition from two sources: direct competition from companies offering similar voice-based solutions, and technologies that may be considered an alternative to voice-based solutions.

The major competitor offering a similar solution is Vocollect, Inc., a privately held Pittsburgh, Pennsylvania-based company. Vocollect, Inc. markets a wearable voice-based computer and complementary software targeted primarily at the food and grocery warehouse picking market. Vocollect, Inc. also indirectly sells voice-based systems within the logistics and distribution market to resellers who also compete against us.

In addition to Vocollect, Inc., there are other vendors who promote similar solutions, including FKI Logistex, a subsidiary of FKI PLC, and SAE Systems, a privately held Houston, Texas-based company. Although these companies promote solutions similar to ours, they rarely are included in competitive evaluations, and they do not have many customers using their voice-directed logistics products who are usable as a reference today.

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

Sale of Speech Coding Business

Prior to our acquisition of the assets of Verbex Voice Systems, Inc. (Verbex) on February 18, 1999, we developed, marketed, licensed and supported digital speech and audio technologies, solutions and applications. On September 21, 1999, our stockholders approved the sale of substantially all of the assets of our speech coding business to Ascend. The sale to Ascend did not include our rights and obligations under our then existing speech coding license agreements. As part of the sale, we received a license from Ascend to use the speech coding technologies necessary to service those existing licensees. With the consent of Ascend, we may also license the speech coding technologies to new licensees for uses that are not competitive with Ascend. Our revenue from licensing speech coding technologies and audio compression technologies has been steadily decreasing. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we do not anticipate dedicating resources to the development, marketing or licensing of our speech coding technologies to potential new licensees

Patents and Proprietary Information

VoiceLogistics is based on our patented, proprietary VISE speech engine, which is a continuous speech recognizer, and highly noise-tolerant. We believe it is the first speech recognizer to be engineered specifically for use in highly demanding industrial environments. VoiceLogistics and all of our other voice-based products sold to industrial customers are based on VISE technology.

Our proprietary VLS-410 wearable computer incorporates an embedded version of our VISE speech recognition engine with a standards based interface that allows for interfaces with a wide variety of WMS packages. This embedded engine is also suitable for applications such as handheld, portable or mobile devices, and other applications, which may benefit from a noise robust speech interface, and employ some type of processing capability. Our VoiceLogistics solution also employs our patented invention of systems and methods for using standard Internet protocols in conjunction with VoiceXML web pages to remotely program portable voice devices, such as our VoiceLogistics computer, that direct and guide users through defined tasks and work. The United States Patent and Trademark Office notified the Company that its application for patent protection of this invention (Patent #6662163) was approved on December 9, 2003.

We believe that owning and developing our core technologies represents a significant strategic and competitive advantage for us.

With our acquisition of Verbex, we acquired certain patents and patent applications related to the Verbex technology. In addition, we have recently filed a patent application for our VoiceLogistics wireless handheld unit, which incorporates applications of some of our other patented technologies as well. We expect to routinely file patent applications as deemed appropriate. Our success will depend in part on our ability to obtain patent protection for our products, preserve our trade secrets and operate without infringing the proprietary rights of other parties.

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

Employees

As of June 30, 2004, we had 66 full-time employees and consultants, consisting of 30 in cost of revenues (which includes professional services, customer support and manufacturing), 18 in research and development, 10 in sales and marketing and 8 in general and administrative. 55 of our employees are located at our Cambridge, Massachusetts facility, 9 are located at our corporate offices in Lawrenceville, New Jersey, and 2 work with our sales and customer support office in the United Kingdom. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our employee relations are good.

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

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-K.

If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. As of June 30, 2004, we had an accumulated deficit of $65,866,000. If we continue to incur operating losses and fail to consistently be a profitable company, we may be unable to continue our operations. In addition, we expect to continue to incur net losses in at least the near term quarters. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. For the fiscal year ended June 30, 2004, US Foodservices and Sommerfield Stores customers accounted for 26% and 16% of our total revenues. We believe that a substantial portion of our net sales will continue to be derived from sales to a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been and likely will continue to be in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could materially adversely affect our results of operations.

If our VoiceLogistics family of products is not successful in the market, we will not be able to generate substantial revenues or achieve sustained profitability. Our success is substantially dependent on the success of our VoiceLogistics family of products. If the market accepts our VoiceLogistics products, these products will account for the vast majority of our net revenue in the future. If our VoiceLogistics products are unsatisfactory, or if we are unable to generate significant demand for these products, or we fail to develop other significant products, our business will be materially and adversely affected.

If we do not develop or acquire and introduce new and enhanced products on a timely basis, our products may be rendered obsolete. The markets for our speech recognition products and voice-based technologies are characterized by rapidly changing technology. The introduction of products by others based on new or more advanced technologies could render our products obsolete and unmarketable. Therefore, our ability to build on our existing technologies and products to develop and introduce new and enhanced products in a cost effective and timely manner will be a critical factor in our ability to grow and compete. We cannot assure you that we will develop new or enhanced products successfully and in a timely manner. Further, we cannot assure you that the market will accept new or enhanced products. Our failure to develop new or enhanced products, including our failure to develop or acquire the technology necessary to do so, would have a material adverse effect on our business.

If our competitors introduce better or cheaper products, our products may not be profitable to sell or to continue to develop. The business in which we engage is highly competitive. Advances in technology, product improvements and new product introductions, as well as marketing and distribution capabilities, and price competition influence success. Failure to keep pace with product and technological advances could adversely affect our competitive position and prospects for growth. Our products compete with those being offered by larger, traditional computer industry participants who have substantially greater financial, technical, marketing and manufacturing resources than us. We cannot assure you that we will be able to compete successfully against these competitors or that competitive pressures faced by us would not adversely affect our business or operating results.

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

If our third-party partners do not effectively market and service our products, we may not generate significant revenues or profits from sales of our products. We expect to utilize third parties, such as RF system vendors, consultants, VARs, and system integrators, to sell and/or assist us in selling our products. To date, we have signed agreements with several of these third-party partners. We believe that the establishment of a network of third-party partners with extensive and specific knowledge of the various applications critical in the industrial market is important for us to succeed in that market. Some third-party partners also purchase products from us at a discount and incorporate them into application systems for various target markets and/or consult us in the development of application systems for end users. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party partners to sell and service our products effectively and that provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. Either party generally may terminate our current arrangements with third-party partners at any time upon 30 days prior written notice. We cannot assure you that our partners will continue to purchase and re-sell our products or provide us with adequate levels of support. If our partner relationships are terminated or otherwise disrupted our operating performance and financial results may be adversely affected.

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain any personnel hired, our ability to operate our business will be materially adversely affected. Competition for qualified personnel is intense and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

If we cannot protect our proprietary rights and trade secrets, or if we are found to be infringing on the patents and proprietary rights of others, our business would be substantially harmed. Our success depends in part on our ability to protect the proprietary nature of our products, preserve our trade secrets and operate without infringing the proprietary rights of others. If others obtain and copy our technology or others claim that we are making unauthorized use of their proprietary technology, we may get involved in lengthy and costly disputes to resolve questions of ownership of the technology. If we are found to be infringing on the proprietary rights of others, we could be required to seek licenses to use necessary technology. We cannot assure you that licenses of third-party patents or proprietary rights would be made available to us on acceptable terms, if at all. In addition, the laws of certain countries may not protect our intellectual property because the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary rights in these foreign countries. To protect our proprietary rights, we seek patents and we enter into confidentiality agreements with our employees and consultants with respect to proprietary rights and unpatented trade secrets. We cannot assure you those patent applications in which we hold rights will result in the issuance of patents. We cannot assure you that any issued patents will provide significant protection for our technology and products. In addition, we cannot assure you that others will not independently develop competing technologies that are not covered by our patents. We cannot assure you that confidentiality agreements will provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosures. Any unauthorized disclosure and use of our proprietary technology could have a material adverse effect on our business.

The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock closed as high as $0.225 and as low as $0.035 per share between July 1, 2003 and June 30, 2004. Historically, the over-the-counter markets for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

•	fluctuations in our quarterly revenue and operating results;

•	announcements of product releases by us or our competitors;

•	announcements of acquisitions and/or partnerships by us or our competitors;

•	increases by us in outstanding shares of Common Stock upon exercise or conversion of derivative securities;

•	delays in producing finished goods inventory for shipment.

There is no assurance that the price of our stock will not continue to be volatile in the future.

We may be in violation of Section 5 of the Securities Act and consequently certain purchasers may have rescission rights as to securities acquired. Pursuant to the transaction documents relating to our Series D Private Placements consummated in June 2003 and April 2004, we agreed to provide certain registration rights to the purchasers. Accordingly, we filed a registration statement in a timely manner as required by the transaction documents and have received comments from the Securities and Exchange Commission regarding, among other things, a potential violation of Section 5 of the Securities Act in connection with our April 2004 Series D Private Placement. If such action was held by a court or other governmental body to be a violation of the Act, we could be required to repurchase the shares sold to the purchasers in the Series D Private Placement at the original purchase price, plus statutory interest from the date of purchase for a period of one year following the date of violation. We have recorded this liability as of June 30, 2004, however, we would contest vigorously any claim that a violation of the Securities Act occurred.

Dilution and other factors, including the registration of the 851,009,830 shares covered by our pending registration statement, which represent 94.9% of our outstanding Common Stock, may continue to affect the price of our Common Stock in the future. Our stockholders have experienced, and will continue to experience, substantial dilution as a result of the terms of our Series D Preferred Stock, warrants and stock options issued, or potentially to be issued, in connection with prior private placements and our stock option plans. Any increase in the number of shares of Common Stock issuable may result in a decrease in the value of the outstanding shares of Common Stock. If the 851,009,830 shares covered by our pending registration statement were issued, the current outstanding Common Stock as of June 30, 2004 would represent 5.1% of total common outstanding after such issuance. Such dilution and other factors may have a material adverse affect on the price of our Common Stock in the future.

Pursuant to the terms of an amendment to the investor rights agreement entered into in connection with our Series D Preferred Stock financing in April 2004, we are obligated to use our best efforts to have the registration statement declared effective no later than June 30, 2004. Our failure to do so would obligate us to issue to certain purchasers additional Common Stock warrants to purchase up to 18,666,667 additional shares of Common Stock at an exercise price of $0.015 per share. Although the June 30, 2004 date has lapsed, we believe that we have used our best efforts, and will continue to use our best efforts, to have the registration statement declared effective as soon as possible and are not obligated to issue any additional Common Stock warrants. There is no guaranty, however, that such purchasers will not disagree with our position and make a claim against us for the issuance of such additional Common Stock warrants.

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

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales of substantial amounts of our Common Stock in the public market that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of June 30, 2004, these shares include:

•	approximately 360,572 shares of Common Stock owned by our executive officers and directors;

•	approximately 115,469,784 shares of Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended (the Securities Act );

•	approximately 79,681 shares issuable to one selling stockholder upon the exercise of the certain warrants which may be sold under a prospectus filed under the Act;

•	approximately 659,424,187 shares of Common Stock issuable upon conversion of the Series D Preferred Stock which may be sold under a prospectus that has been filed under the Act. Such registration statement has not been declared effective by the Securities and Exchange Commission;

•	approximately 157,011,802 shares of Common Stock issuable upon the exercise and conversion of the Series D Preferred Stock warrants which may be sold under a prospectus that has been filed under the Securities Act. Such registration statement has not been declared effective by the Securities and Exchange Commission;

•	up to 18,666,667 shares of Common Stock potentially issuable to warrant holders upon the exercise of Common Stock warrants under penalty clauses contained in agreements with certain Series D Preferred stockholders; the holders who were awarded these warrants have contingently waived their right to receive these warrants;

•	approximately 133,333,333 shares of Common Stock issuable upon the exercise and conversion of the Series D Preferred Stock warrants which may be sold under a prospectus that has been filed under the Act. Such registration statement has not been declared effective by the Securities and Exchange Commission;

•	an undetermined amount of additional shares of Common Stock potentially issuable as dividends on the Series D Preferred Stock which may be sold under a prospectus to be filed under the Securities Act; and

•	additional shares of Common Stock that may be issuable under penalty clauses contained in agreements with certain stockholders.

If the holders of the Series D Preferred Stock and the 2003 Warrants elect to have their collective holdings assumed by a potential acquirer of our company, the potential acquirer could be deterred from completing an acquisition.

Also, if the holders of Series D Preferred Stock and the 2003 Warrants elect to have their holdings remain outstanding after an acquisition of us, the potential acquirer could be deterred from completing an acquisition of Voxware.

Among our obligations which an acquirer might be forced to assume, which could act as a deterrent are:

•	the provisions of the 2003 Warrants which could have an adverse effect on the market value of the acquirer’s outstanding securities;

•	the obligation to register for re-sale the Common Stock issuable upon conversion of the Series D Preferred Stock, the 2003 Warrants, and the 2003 Stock Option Plan which could result in the sale of a substantial number of shares in the market;

•	the obligation to pay dividends on the Series D Preferred Stock; and

•	the obligation to seek the consent of the holders of the Series D Preferred Stock before we can issue securities which have senior or equal rights as the Series D Preferred Stock, sell all or substantially all of our assets, or take other actions with respect to the Series D Preferred Stock or securities which have less rights than the Series D Preferred Stock.

In connection with the Series D Preferred Stock financing, we are registering additional shares of our Common Stock. In connection with the Series D Preferred Stock financing, we are registering up to 851,009,830 additional shares of our Common Stock underlying the Series D Preferred Stock, Series D Preferred Stock warrants and Common Stock warrants. Consequently, sales of substantial amounts of the our Common Stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our Common Stock.

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of June 30, 2004, our executive officers, directors and affiliated entities together beneficially own approximately 836,047,000 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our Common Stock is considered “a penny stock” and may be difficult to sell. The Securities and Exchange Commission, or SEC, has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Presently, the market price of our Common Stock is substantially less than $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our Common Stock and may affect the ability of investors to sell their shares. In addition, since our Common Stock is traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our Common Stock.

ITEM 2	PROPERTIES.

Effective July 1, 2000, we entered into a lease for our executive facility, which contains approximately 4,000 square feet of office space in Lawrenceville, New Jersey. The initial term of this lease expired on June 30, 2003. This lease has been extended and will expire on February 28, 2005. The Company has been successful in the past in negotiating additional extensions to this lease and believes it will be successful in obtaining additional extensions or obtaining a long-term lease. Payments under this lease consisted of a base rent of $19.00 per square foot in 2003 and during the extended period to December 31, 2004, and $19.76 per square foot during the extended period to February 28, 2005, plus escalations for property operating expenses, property taxes and other items. We entered into a Sublease Agreement in February 2002, under which we subleased and shared approximately 34% of our space in the facility. The Sublease Agreement was terminated as of June 30, 2003.

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

Our European facility, which was located in Brugge, Belgium, contained approximately 4,000 square feet of office space. We leased this space for customer support, professional services, product marketing and sales. Total payments under this lease consisted of a base rent of $4.00 per square foot, plus escalations for property operating expenses, property taxes and other items. This office was shutdown at the end of June 2004.

The Company will look for additional space to meet its growing need during the fiscal year ending June 30, 2005.

ITEM 3	LEGAL PROCEEDINGS.

We were required to redeem our outstanding Series B Preferred Stock thirty months after August 10, 2000, or February 10, 2003, provided funds were legally available under Delaware law. We did not redeem the Series B Preferred Stock on the redemption date, as we believed that funds were not legally available for such redemption. On February 13, 2003, Castle Creek Technology Partners, LLC (Castle Creek), the holder of the Series B Preferred Stock, filed a lawsuit against us in the United States District Court in Delaware seeking redemption of the Series B Preferred and payment of the applicable redemption payment.

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

Not Applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Since March 1, 2001, our common stock has traded on the Nasdaq OTC Bulletin Board under the symbol VOXW. The following table sets forth the high and low sale prices per share as quoted on the Nasdaq OTC Bulletin Board for our two most recent fiscal years.

	High	Low
Fiscal Year Ended June 30, 2003:
Quarter ended September 30, 2002	$0.100	$0.050
Quarter ended December 31, 2002	$0.090	$0.030
Quarter ended March 31, 2003	$0.080	$0.030
Quarter ended June 30, 2003	$0.085	$0.025
Fiscal Year Ended June 30, 2004:
Quarter ended September 30, 2003	$0.225	$0.065
Quarter ended December 31, 2003	$0.185	$0.090
Quarter ended March 31, 2004	$0.170	$0.050
Quarter ended June 30, 2004	$0.060	$0.035

As of June 30, 2004, there were approximately 226 holders of record of our Common Stock. We have never declared or paid any cash dividends on our Common Stock. We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended June 30,
	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$3,801	$2,045	$4,501	$8,392	$11,650
Total cost of revenues	$869	$1,533	$2,417	$4,342	$7,202
Net loss applicable to common stockholders	($2,245)	($19,234)	($5,917)	($7,644)	($10,326)
Net loss per share applicable to common stockholders-basic and diluted	($0.16)	($1.32)	($0.32)	($0.31)	($0.25)
Weighted average number of shares used in computing net loss per common share-basic and diluted	13,667	14,517	18,575	24,399	41,722

	As of June 30,
	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents, cash held in attorney’s escrow account, and short term investments	$3,226	$578	$6	$4,247	$1,124
Working capital (deficit)	$4,351	$573	$(327)	$2,550	$(1,942)
Total assets	$17,440	$5,813	$3,191	$8,847	$5,413
Long-term debt	—	—	—	$38	$1,013
Series A, B and C mandatorily redeemable convertible preferred stock	—	$3,193	$4,342	—	—
Stockholders’ (deficit) equity	$16,053	$285	($3,559)	$3,772	$(2,241)

The selected statement of operations data for the years ended June 30, 2004, 2003 and 2002, and the selected balance sheet data as of June 30, 2004 and 2003 have been derived from the financial statements of the Company, which have been audited by BDO Seidman, LLP, independent registered public accounting firm for the year ended June 30, 2004 and which financial statements are included elsewhere in this Annual Report on Form 10-K and WithumSmith+Brown, P.C., independent registered public accounting firm, for the year ended June 30, 2003 and June 2002 and which financial statements are included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the fiscal years ended June 30, 2001 and 2000, and the balance sheet data as of June 30, 2002, 2001 and 2000, have been derived from the Company’s audited financial statements not included herein. The selected statement of operations data set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

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

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended. SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, does not currently apply since arrangements with our customers do not require significant production, modification, or customization to our software. Revenues from product sales and license fees generally are recognized upon shipment of hardware and applicable software, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. Vendor-specific objective evidence of the fair value of the hardware and software components is based on the price determined by management when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management. Service revenues for professional services fees are generally recognized upon completion of implementation, or over the period, in which such services are rendered, provided there are no significant post-delivery obligations connected with such services. Extended warranty and maintenance revenues, including the amounts bundled with initial or recurring revenues, are recognized over the term of the warranty or support period, which is typically one year. If an acceptance period is required, revenues are recognized upon customer acceptance.

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

We evaluate the recoverability of goodwill annually or more frequently if impairment indicators arise, as required under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value-based test at the business segment level. A goodwill impairment loss is recorded for any goodwill that is determined to be impaired.

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

Our deferred tax assets represent net operating loss carry-forwards and temporary differences that will result in deductible amounts in future years if we have taxable income. We have established a 100% valuation allowance against our net deferred tax assets based on estimates and certain tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will not be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. If these estimates and related assumptions change in the future, we may be required to adjust the valuation allowance in future years.

Our key accounting estimates and policies are reviewed with the Audit Committee of the Board of Directors.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Results of Operations

Fiscal 2004 Versus Fiscal 2003

Revenues

We recorded revenues of $11,650,000 for the year ended June 30, 2004 compared to revenues of $8,392,000 for the year ended June 30, 2003. The $3,258,000 (39%) increase in total revenues reflects an increase in product sales, license fees, service fees, royalties and maintenance revenues. During the fiscal year ended June 30, 2004, we recognized $11,316,000 (97% of total revenues) from the sale of voice-based solution products compared to $7,942,000 (95% of total revenues) during the prior fiscal year ended June 30, 2003. We expect that sales of voice-based solutions will comprise the most significant portion of our revenue in the foreseeable future. Revenues from speech compression technologies for the year ended June 30, 2004 approximated $334,000 (3% of total revenues) versus $450,000 (5% of total revenues) for the year ended June 30, 2003.

Total product revenues increased $1,839,000 (25%) to $9,160,000 during the fiscal year ended June 30, 2004 from $7,321,000 in the prior fiscal year ended June 30, 2003. The increase in product revenues for fiscal year 2004 reflects our primary business focus being the development, marketing and sale of our VoiceLogistics product line. We have focused our efforts on developing the market for this product and have not aggressively pursued opportunities with our speech compression business. Royalty revenues are related to our speech compression business that was sold to Ascend, as discussed previously. Maintenance revenues are primarily generated from our VoiceLogistics product line. We anticipate that revenues from the speech compression business will continue to decline, both in absolute dollars and as a percentage of revenues.

Service revenues were primarily attributable to customer support, fees for engineering services relating to our speech coding technologies business, and professional service fees relating to voice-based solutions. For the fiscal year ended June 30, 2004, service revenues totaled $2,490,000, reflecting an increase of $1,419,000 (132%) from service revenues of $1,071,000 for the fiscal year ended June 30, 2003. The increase in service revenues is primarily attributable to additional customer maintenance support revenues and professional service fees related to our VoiceLogistics product line.

Cost of Revenues

Cost of revenues increased $2,860,000 (66%) from $4,342,000 for the fiscal year ended June 30, 2003 to $7,202,000 for the fiscal year ended June 30, 2004.

Cost of product revenues increased $1,922,000 (53%) from $3,654,000 in the fiscal year ended June 30, 2003 to $5,576,000 in the fiscal year ended June 30, 2004. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. As of June 30, 2004 and 2003, our manufacturing staff, comprised of 4 and 5 individuals, respectively, is included in cost of product revenues. The increase in cost of product revenues is primarily attributable to the incremental manufacturing material costs required to handle the increased number of customer orders fulfilled for our VoiceLogistics product line during fiscal year ended June 30, 2004.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $938,000 (136%) from $688,000 in the fiscal year ended June 30, 2003 to $1,626,000 in the fiscal year ended June 30, 2004. As of June 30, 2004 and 2003, our customer support and professional services staff, comprised of 26 and 10 individuals, respectively, is included in the cost of service revenues. The increase in cost of service revenues reflects the increased number of customer implementations with professional services and customer support teams to service sites equipped with the VoiceLogistics product line.

Operating Expenses

Total operating expenses increased by $5,617,000 (89%) to $11,939,000 in the fiscal year ended June 30, 2004 from $6,322,000 in the fiscal year ended June 30, 2003. As of June 30, 2004, headcount totaled 66 compared to 47 at June 30, 2003.

Research and development expenses primarily consist of employee compensation, consulting fees and equipment depreciation related to product research and development. Our research and development expenses increased $223,000 (11%) to $2,333,000 in the fiscal year ended June 30, 2004 from $2,110,000 in the fiscal year ended June 30, 2003. The increase in research and development expenses is due primarily to increased personnel costs and consulting fees paid during the year to develop new applications to broaden our VoiceLogistics product line. As of June 30, 2004, our research and development team was comprised of 18 employees compared to 19 at June 30, 2003.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses increased $2,175,000 (158%) to $3,554,000 in the fiscal year ended June 30, 2004 from $1,379,000 in the fiscal year ended June 30, 2003. The increase in sales and marketing expenses is due primarily to $514,000 related to Voxware n.v. operations, activating a fully functional marketing department during the second half of fiscal 2004, and the increase in commissions due to increased annual sales activity combined with costs of shutting down the Company’s Belgium sales office of $678,00 in the fourth quarter of fiscal 2004. As of June 30, 2004, our sales and marketing staff was comprised of 10 employees compared to 8 at June 30, 2003.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $1,857,000 (93%) to $3,864,000 in the fiscal year ended June 30, 2004 from $2,007,000 in the fiscal year ended June 30, 2003. As of June 30, 2004, the general and administrative staff was comprised of 8 compared to 5 employees at June 30, 2003. The increase in general and administrative expenses is due primarily to $1,078,000 related to Voxware n.v., and a $513,000 increase in consulting and auditing fees.

As of June 30, 2004, the Belgium office had a staff of 0 full-time employees and consultants compared to 13 as of June 30, 2003 consisting of 0 and 5, respectively in cost of revenues (which includes professional services and customer support), 0 and 2 respectively in research and development, 0 and 2 respectively in sales and marketing, and 0 and 4 respectively in general and administrative. As of June 30, 2004 the Belgium office was closed.

Interest Expense

Interest expense for the fiscal year ended June 30, 2004 was $115,000 compared to $253,000 for the fiscal year ended June 30, 2003, a decrease of $138,000. Interest expense relates to the new credit facility issued during fiscal year ended June 30, 2004 and the use of Voxware n.v. equipment loan with KBC Bank Roselare, compared to $185,000 debt discount, $27,000 of interest charged on the Debenture Notes, $14,000 of interest for federal and state payroll tax delinquencies, and an additional $27,000 related to the new credit facility issued during fiscal year ended June 30, 2003.

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

Income Taxes

As of June 30, 2004, we had approximately $39,000,000 of federal net operating loss carry-forwards, which will begin to expire in 2009 if not utilized. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carry-forwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% shareholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 2003, such a change in ownership occurred. As a result of the change, the Company’s ability to utilize certain of its net operating loss carry-forwards will be limited. As of June 30, 2004 and 2003, a full valuation allowance has been provided on our net deferred tax assets because of the uncertainty regarding realization of the deferred assets, primarily as a result of the operating losses incurred to date.

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

Total product revenues increased $3,705,000 (102%) to $7,321,000 during the fiscal year ended June 30, 2003 from $3,616,000 in the prior fiscal year ended June 30, 2002. The increase in product revenues for fiscal year 2003 reflects our primary business focus being the development, marketing and sale of our VoiceLogistics product line. We have focused our efforts on developing the market for this product and have not aggressively pursued opportunities with our speech compression business. Royalty revenues are related to our speech compression business that was sold to Ascend, as discussed previously. Hardware maintenance revenues are primarily generated from our VoiceLogistics product line. We anticipate that revenues from the speech compression business will continue to decline, both in absolute dollars and as a percentage of revenues. For the fiscal years ended June 30, 2003 and 2002, 59% and 83% of our product revenues were attributable to product sales, respectively, 32% and 11% were attributable to license fees, respectively, and 9% and 6% were attributable to royalties and recurring revenues, respectively.

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

General and administrative expenses increased $62,000 (3%) to $2,007,000 in the fiscal year ended June 30, 2003 from $1,945,000 in the fiscal year ended June 30, 2002. As of June 30, 2003, the general and administrative staff remained constant at 5 employees at both June 30, 2003 and June 30, 2002.

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

Income Taxes

As of June 30, 2003, we had approximately $30,000,000 of federal net operating loss carry-forwards, which will begin to expire in 2009 if not utilized. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carry-forwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% shareholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 2003, such a change in ownership occurred. As a result of the change, the Company’s ability to utilize certain of its net operating loss carry-forwards will be limited. As of June 30, 2003, a full valuation allowance has been provided on our net deferred tax assets because of the uncertainty regarding realization of the deferred assets, primarily as a result of the operating losses incurred to date.

Liquidity and Capital Resources

As of June 30, 2004, we had $1,124,000 in cash and cash equivalents. As of June 30, 2003, we had $356,000 in cash and cash equivalents and $3,891,000 in cash held in attorney’s escrow account. In April 2004, we completed the Series D Private

Placement of $2,062,000 of our Series D Preferred Stock, which resulted in proceeds to us of approximately $2,051,000, net of transaction costs. In June 2003, we completed our Series D Private Placement of $5,600,000 of our Series D Preferred Stock, which resulted in proceeds to us of approximately $5,063,000, net of transaction costs. Since inception, we have primarily financed our operations through the sale of equity securities.

Net cash used by operating activities totaled $6,237,000 for fiscal 2004, primarily consisting of net loss of $7,703,000, an increase of $423,000 in accounts payables and accrued expenses, a decrease in inventory of $491,000, a decrease of $1,258,000 in accrued payroll tax, penalties and interest, an increase in prepaid and other current assets of $130,000, as well as an increase of $637,000 in accounts receivable, and amortization and depreciation of $198,000. Net cash provided by operating activities totaled $387,000 for fiscal 2003, primarily consisting of net loss of $2,388,000, an increase of $911,000 in accounts payables and accrued expenses, an increase of $1,273,000 in accrued payroll tax, penalties and interest, $447,000 of non-cash gains on extinguishments of certain liabilities, as well as an increase of $288,000 in accounts receivable, and amortization and depreciation of $1,019,000. Cash of $1,897,000 was used to fund operations for the year ended June 30, 2002. Cash used in operating activities for fiscal 2002 primarily consists of the net loss of $3,993,000, offset by amortization and depreciation of $1,569,000.

In fiscal 2004, cash provided by investing activities totaled $3,607,000 as a result of $3,891,000 held in an attorney’s escrow account relating to the June 2003 offering which was released in July 2003, offset by the purchase of $285,000 of other property and equipment and proceeds of $1,000 for the disposal of assets. In fiscal 2003, cash used in investing activities totaled $4,216,000 as a result of $3,891,000 held in attorney’s escrow account, and advances on initial equity contributions made to Voxware n.v. totaling $268,000, and the sale of tax loss carry-forwards of $18,000, offset by the purchase of $75,000 of other property and equipment. In fiscal 2002, cash provided from investing activities totaled $44,000 due to the proceeds from sales and maturities of short-term investments and $27,000 from the sale of tax loss carry-forwards.

For the years ended June 30, 2004, 2003 and 2002, cash provided from financing activities totaled $3,398,000, $4,179,000 and $1,298,000, respectively. In fiscal 2004, $2,051,000 was provided by the issuance of our Series D Preferred Stocks, net of financing related expenses totaling $11,000. In fiscal 2003, $5,063,000 was provided by the issuance of our Series D Preferred Stock and warrants consummated on June 27, 2003, offset by a $650,000 payment to the holder of the Series B Preferred Stock to relinquish certain rights of pre-existing financing arrangements, $513,000 repayment of short-term borrowing obligations and other financing related expenses totaling $75,000. In fiscal 2002, $1,424,000 was provided by the issuance of our Series C Convertible Preferred Stock and warrants consummated in December 2001.

On April 30, 2004, the Company completed a private placement of Series D Preferred Stock. The Company received $2,051,000 in proceeds and issued 136,730,000 shares of Series D Preferred Stock, at a price of $0.015 per share. In addition to the cash transaction costs, the Company issued 716,500 shares of Series D Preferred Stock (value at $10,748) to a placement agent as partial payment of the fees.

On September 9, 2004 the Securities and Exchange Commission asserted, among other things, a violation of Section 5 of the Securities Act in connection with these transactions. As such, the purchasers of the Series D Preferred Stock related to the April 2004 offering obtained the right to require the Company to repurchase the shares sold to the purchasers in the Series D Private Placement at the original purchase price, plus statutory interest from the date of purchase for a period of one year following the date of violation.

Upon learning of the SEC’s position in September 2004 the Company sought and obtained waivers of any right of rescission from the affected shareholders for 100% of the shares. However, since the waivers were not obtained until after year-end, a current liability in the amount of $2,051,000 was recorded at June 30, 2004. As 100% of the affected shareholders have since waived their rescission right, this amount will be reclassed from a current liability to Additional Paid in Capital in September 2004.

On June 27, 2003, we completed a private placement of Series D Preferred Stock and Series D Preferred Stock warrants and common stock warrants to purchase up to 93,333,333 shares (37,111,111 warrants issued) of Series D Preferred stock and 18,666,667 shares of common stock to various accredited investors. As a result of the restatement of revenue as of June 30, 2003, the Company issued an additional 23,777,778 warrants to holders of the Company’s Series D Preferred Stock in accordance with the terms set forth in the agreements. The remaining 32,444,444 warrants have been cancelled as of December 31, 2003 in accordance with the terms set forth in the agreements. In total, we issued 485,267,267 shares of Series D Preferred Stock, which shares are convertible into 485,267,267 shares of common stock, which resulted in proceeds to us of approximately $5,063,000, net of transaction costs. In addition to cash transaction costs, we issued warrants to acquire 9,333,333 shares of common stock to Ridgecrest Capital Partners, an investment banker advisor, as an advisory fee. The exercise price for such warrants is $0.015 per share and the warrants expire in 10 years. The Series D Preferred Stock has a 7% dividend payable in cash or equity, at our election, and is initially convertible into our common stock on a one-for-one basis. These purchasers can also receive additional warrants to purchase up to 18,666,667 additional shares of Series D Preferred Stock at an exercise price of $0.001 per share if we fail to complete filing of a registration statement, as described in the transaction agreements. The holders of the Series D Preferred Stock have certain registration rights, as described in the transaction agreements. The holders of the Series D Preferred Stock have contingently waived their rights to receive these warrants.

Pursuant to the transaction documents relating to our Series D Private Placements consummated in June 2003 and April 2004, we agreed to provide certain registration rights to the purchasers. Accordingly, we filed a registration statement in a timely manner as required by the transaction documents and have received comments from the Securities and Exchange Commission regarding, among other things, a potential violation of Section 5 of the Securities Act in connection with our April 2004 Series D Private Placement. We do not believe that our private placement of Series D Preferred Stock and Series D Preferred Stock Warrants nor our issuance of Series D Preferred Stock warrants in December 2003 to two of our stockholders as consideration for acting as guarantors of our credit facility constitute a violation of Section 5 of the Securities Act. However, if such action was held by a court or other governmental body to be a violation of the Act, we could be required to repurchase the shares sold to the purchasers in the Series D Private Placement at the original purchase price, plus statutory interest from the date of purchase for a period of one year following the date of violation. We would contest vigorously any claim that a violation of the Securities Act occurred. As of June 30, 2004 the company recorded a contingent liability of $2,051,000. By October 4, 2004 the Company received the written acknowledgement of 100% of the affected stockholders stating that they will not exercise their respective rescission rights.

During the quarter ended December 31, 2003, certain holders of the Company’s Series D Warrants exercised 37,011,706 in eligible warrants in exchange for 37,011,706 shares of the Company’s Series D Preferred Stock.

On December 30, 2003, the Company entered into a credit facility (the “SVB facility”) with Silicon Valley Bank. The SVB facility provides the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. the SVB facility bears interest at a rate of prime (4% as of June 30, 2004) plus ½ percent per annum and is secured by all of the Company’s assets, including its intellectual property and a guarantee of the Company’s two largest shareholders. In exchange for the SVB facility guarantee, the shareholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants are exercisable into shares of the Company’s Series D Preferred Stock at an exercise price of $0.015.

The Company engaged Hempstead & Co., as its valuation expert, to assist the Company in determining the fair value of the guarantee for which warrants were issued. Based on the work performed by the Company and Hempstead & Co., as its valuation expert, the Company has recorded a deferred financing asset of $500,000 on its balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004 and has a balance of $438,000 on June 30, 2004.

On May 28, 2004, the Company entered into a modification agreement to the term loan whereby all principal payments shall be deferred for a seven (7) month period commencing with the payment due on June 1, 2004 through and including the payment due on December 1, 2004. Commencing on January 1, 2005, and over the remaining twenty-four (24) payments, the deferred principal payments will be amortized and added to the original principal payment amount. The initial term of the loan has not been extended and the final term loan Payment, due on December 1, 2006 shall include all outstanding term loan principal and accrued interest.

Proceeds from the $1,500,000 term loan were used to satisfy $1,310,000 of outstanding Federal and State payroll tax liabilities including related interest of $59,000. The remaining $190,000 was used for operating activities. As of June 30, 2004, the $500,000 working capital facility was fully available as there was no outstanding principal balance on this line of credit. SVB has granted the Company an extension to deliver its audited financial statements for June 2004, and its interim financial statements for July 2004 and August 2004 until October 15, 2004. As of June 30, 2004 the Company was not in compliance with all required covenants. Due to the Company’s restatements during the past year combined with the installation of new management, federal and state income tax filings were filed late. Silicon Valley Bank has waived the default giving the Company until October 13, 2004 to file the required returns. All required past due reports and filings were made as of October 12, 2004 with a combined income tax liability of under $5,000.

On May 7, 2003, we obtained a facility line of credit with Silicon Valley Bank. The maximum amount that could be drawn on the line of credit was $250,000. The amount available to us was subject to a borrowing base consisting of 80% of our eligible accounts receivable. This line of credit was replaced on December 30, 2003 with the new line of credit previously mentioned. The May 7, 2003 facility bore interest at prime plus 2% per annum and a handling fee of 0.25% of specific accounts receivable invoices financed. The line of credit was secured by our eligible accounts receivable and inventory.

As of June 30, 2004, the Company had a total of approximately $1,124,000 in cash and cash equivalents. During the year ended June 30, 2004, the Company successfully negotiated payment terms through February 2005 with its major vendors to fulfill its obligation on various outstanding liabilities as of June 30, 2004.

Our wholly-owned subsidiary, Voxware n.v. maintained a facility line of credit with KBC Bank Roeselare through September 2003. The maximum amount that could be drawn on this line of credit was €250,000. This line of credit was due upon demand. The facility bore interest at 7.10% per annum and a handling fee of 1.50% of the gross advance amounts drawn, and was secured by 30% of Voxware n.v. inventory balances.

Voxware n.v. also has an equipment loan with KBC Bank Roeselare. The original amount of this loan was €70,000. This equipment loan is due November 13, 2005, and is payable in 36 equal installments of €2,136. The facility bears interest at 6.12% per annum, and is secured by a blanket lien on equipment. As of June 30, 2004, there was an outstanding principal balance of $43,000.

We believe that adequate capital resources will be available to fund our operations for the year ending June 30 2005. Our business plans for the current year show continuing increases in revenue with improved operating efficiency due to increased scale covering overhead costs. Voxware’s customer base continues to expand with existing customers starting to rollout multiple sites as they have proven results. We expect the majority of 2005 revenue will come from existing customers. The Company has available its unused $500,000 line of credit with Silicon Valley Bank. Since the line of credit is guaranteed by two of the Company’s key investors, Voxware has the ability to arrange additional asset based financing above and beyond the current $500,000 line. Our business plans do not include using this credit line for long-term capital needs. We also believe the progress the Company is making allows the possibility to raise additional funding.

Effect of Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 ( FIN 45 ), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 changes current practice in the accounting for, and disclosure of, guarantees. The interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probably and reasonably estimable, as those terms are defined in FASB Statement No. 5 ( SFAS 5 ), Accounting for Contingencies. The interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The Company has not issued any guarantee that meets the initial recognition and measurement requirements of FIN 45.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements.” FIN No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 was scheduled to be effective for variable interest entities created after January 31, 2003. On December 24, 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46( R )”). FIN No. 46( R ) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46( R ) will be applied on March 31, 2004. The Company adopted FIN No. 46 and FIN No. 46( R ) which did not have a material effect on its financial position or results of operations.

In March 2003, the EITF published Issue No. 00-21 ( EITF 00-21 ), “Accounting for Revenue Arrangements with Multiple Deliverables”. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance is effective for revenue arrangements that the Company entered into in fiscal periods beginning after June 15, 2003. Accordingly, the Company adopted EITF 00-21 on July 1, 2003. The Company determined the adoption of EITF 00-21 did not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 ( SFAS 150 ), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 modifies the traditional definition of liabilities to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS 150. This new standard is effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning in the first quarter of fiscal 2004. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

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

Foreign Currency Exchange Rate

We frequently denominate our sales to certain European customers in Euro and Pound Sterling, and also incur expenses in currencies other than the functional currency from our Voxware n.v. reporting subsidiary. Although we do not currently hedge certain balance sheet exposures and inter-company balances against future movements in foreign currency exchange rates, we do anticipate exploring using foreign exchange contracts in the future. We did not hold derivative financial instruments for trading purposes during fiscal years 2004, 2003 and 2002, and we do not intend to utilize derivative financial instruments for trading purposes in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 23, 2004, our Board of Directors and its Audit Committee decided to no longer engage WithumSmith+Brown, P.C. as our independent registered public accounting firm, and engaged BDO Seidman, LLP to serve as our independent registered public accounting firm for the fiscal year 2004.

WithumSmith+Brown, P.C.’s report on our consolidated financial statements as of June 30, 2003 and for each of the two years in the period ended June 30, 2003 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles.

During the fiscal years ended June 30, 2003 and 2002 and through April 23, 2004, there were no disagreements with WithumSmith+Brown, P.C. on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to WithumSmith+Brown, P.C satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such fiscal year, and there were no reportable events, as listed in Item 304(a)(1)(v) of SEC Regulation S-K.

On August 26, 2002, our Board of Directors and its Audit Committee decided to no longer engage Arthur Andersen LLP (Arthur Andersen ) as our independent public accountants, and engaged WithumSmith+Brown, P.C. to serve as our independent auditors for the fiscal year 2002.

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

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer/Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s consolidated financial statements for the fiscal year ended June 30, 2004, the Company’s independent auditors, BDO Seidman, LLP (“BDO”), communicated to the Company’s Audit Committee that the following matters involving the Company’s internal controls and operation were considered to be “reportable conditions”, as defined under standards established by the American Institute of Certified Public Accountants, or AICPA:

•	At various times during the year the Company did not have sufficient competent accounting personnel, and as a result processes relating to account analyses and reconciliations including lack of timely management review, contributed to the restatement of prior year Form 10K and the restatements of the September 30, 2003 and December 31, 2003 Form 10Q’s. In addition, these issues contributed to the company’s need to file an extension of time to file this Form 10K.

Reportable conditions are matters coming to the attention of the independent auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect the Company’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, BDO has advised the Company that they consider these matters, which are listed above, to be “material weaknesses” that, by themselves or in combination, result in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer who joined in January 2004 and Chief Financial Officer who joined in June 2004, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on the foregoing, the Company’s new Chief Executive Officer and new Chief Financial Officer have determined that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level based upon deficiencies identified by BDO. However, the CEO and CFO noted that the Company is actively seeking to remedy these deficiencies and did not note any other material weaknesses or significant deficiencies in the Company’s disclosure controls and procedures during their evaluation. The Company continues to improve and refine its internal controls. This process is ongoing, and includes the following:

•	The Company decided to consolidate its financial reporting in its Lawrenceville, New Jersey facility, which will roll up financial information on a real-time basis. The implementation of that process began during the fourth quarter of fiscal 2004 and is expected to be completed during the second quarter of fiscal 2005. The Company believes this consolidation will provide more timely operating information, a more efficient system of checks and balances to assure accurate reporting of detailed transactions, and more efficient month-end closing procedures to provide a comprehensive internal review before financial information is considered final.

•	To facilitate the consolidation of the reporting process, the Company is planning on adding three key accounting positions in the second quarter of fiscal 2005. A new Controller, reporting to the CFO, will oversee and control the timely and accurate capture of monthly data. In addition to the controller, two additional accounting support staff will be hired to augment the existing team.

Other than for the matters discussed above, the Company’s Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have determined that the Company’s internal controls and procedures were effective as of the end of the period covered by this report. In the fourth quarter of fiscal 2004, there were no significant changes in the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.	OUR DIRECTORS AND EXECUTIVE OFFICERS

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The discussion under the heading “Independent Auditors Fees and Other Matters” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

(a) Exhibit No.

2.1	Asset Purchase Agreement dated as of February 4, 1999 by and between Ascend Communications, Inc. and Voxware, Inc.**(1)

2.2	Acquisition Agreement by and among Voxware, Inc., Verbex Acquisition Corporation and Verbex Voice Systems, Inc. dated as of February 4, 1999.**(1)

2.3	Acquisition Agreement dated as of April 4, 2000 by and among Voxware, Inc., Verbex Acquisition Corporation and InRoad, Inc.**(3)

3.1	Amended and Restated Certificate of Incorporation**(13)

3.2	Amended and Restated Bylaws.**(13)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.**(14)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation **(15)

4.1	Form of Warrant issued to InRoad, Inc.**(3)

4.2	Warrant issued to Stratos Product Development, LLC.**(3)

4.3	Stock restriction and registration rights agreement, dated April 4, 2000 among Voxware, Inc., Verbex Acquisition Corporation, InRoad, Inc. and Stratos Product Development LLC.**(3)

4.4	Form of Warrant issued to Institutional Finance Group, Inc., dated August 15, 2000.**(9)

4.5	Form of Common Stock Purchase Warrant.**(11)

4.6	Form of Common Stock Purchase Warrant to be issued to Voxware, Inc.’s financial advisor.**(11)

4.7	Form of Series D Convertible Preferred Stock Purchase Warrant.**(11)

4.8	Form of Series D Convertible Preferred Stock Purchase Warrant to be issued to Edison Venture Fund V, L.P.**(14)

4.9	Form of Series D Convertible Preferred Stock Purchase Warrant to be issued to Cross Atlantic Technology Fund II, L.P.**(14)

10.1	Voxware, Inc. 1994 Stock Option Plan.**(2)

10.2	Form of Voxware, Inc. Stock Option Agreement.**(2)

10.3	Form of Indemnification Agreement.**(2)

10.4	Securities Purchase Agreement, dated as of August 10, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)

10.5	Registration Rights Agreement, dated as of August 15, 2000 by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)

10.6	Silicon Valley Bank Accounts Receivable Purchase Agreement, effective as of May 6, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(12)

10.7	Technology Transfer Agreement, effective as of May 19, 1995, by and between Suat Yeldener Ph.D. and Voxware, Inc.**(2)

10.8	Securities Purchase Agreement, dated as of April 19, 2001, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, together with the form of Additional Share Warrant attached as an exhibit thereto.**(7)

10.9	Registration Rights Agreement, dated as of April 19, 2001, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, together with the form of Remedy Warrant attached as an exhibit thereto.**(7)

10.10	Voxware, Inc. 1998 Stock Option Plan for Outside Directors.**(8)

10.11	Voxware, Inc. Plan to Pay Non-Employee Directors an Annual Retainer.**(8)

10.12	Voxware, Inc. 1996 Employee Stock Purchase Plan.**(2)

10.13	Loan Modification Agreement, dated as of May 9, 2000, by and between Silicon Valley Bank and Voxware, Inc**(3)

10.14	Series D Convertible Preferred Stock Purchase Agreement, dated as of April 16, 2003, by and among Voxware, Inc. and the Purchasers listed on the signature pages thereto.**(11)

10.15	Exchange Agreement, dated as of April 16, 2003, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(11)

10.16	Exchange Agreement, dated as of April 16, 2003, by and among Voxware, Inc. and certain holders of its Series C Convertible Preferred Stock.**(11)

10.17	Exchange Agreement, dated as of April 16, 2003, by and among Voxware, Inc., Creafund n.v., Avvision BVBA, BVBA Com2Wizards, Eurl Val D Auso and Wim Deneweth.** (11)

10.18	Settlement Agreement, dated as of April 16, 2003, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(11)

10.19	Investor Rights Agreement, dated as of June 27, 2003, by and between Voxware, Inc. and the Investors listed on the signature pages thereto.**(13)

10.20	Stockholders Agreement, dated as of June 27, 2003, by and between Voxware, Inc. and the Holders and Investors listed on Schedule 1 thereto.**(13)

10.21	Voxware, Inc. 2003 Stock Option Plan.**(13)

10.22	Form of Voxware, Inc. Stock Option Agreement.**(13)

10.23	Loan and Security Agreement, dated as of December 29, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(14)

10.24	Intellectual Property Security Agreement, dated as of December 29, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(14)

10.25	Unconditional Guaranty of Edison Venture Fund V, L.P., as guarantor, dated as of December 29, 2003.**(14)

10.26	Unconditional Guaranty of Cross Atlantic Technology Fund II, L.P., as guarantor, dated as of December 29, 2003.**(14)

10.27	Executive Employment Agreement dated March 3, 2004 between the Company and Thomas J. Drury, Jr.*

10.28	Executive Employment Agreement dated June 21, 2004 between the Company and Paul Commons*

10.29	First Loan Modification Agreement dated May 28, 2004 between the Company and Silicon Valley Bank*

10.30	Software License, Hardware, Services and Maintenance Agreement dated as of August 23, 2001 between the Company and US Food Service, Inc.***

10.31	Waiver Letter dated October 8, 2004 from Silicon Valley Bank to the Company*

21.1	Subsidiaries of Voxware, Inc.**(13)

23.1	Consent of BDO Seidman, LLP*

23.2	Consent of WithumSmith+Brown, P.C.*

23.3	Consent of Hempstead & Co.*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99	Hempstead & Co. valuation report dated February 16, 2004*

*	Filed herewith.

**	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:

(1)	Filed in connection with the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 1998.

(2)	Filed in connection with the Company’s registration statement on Form S-1 (File Number 33-08393).

(3)	Filed in connection with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Filed in connection with the Company’s current report on Form 8-K that was filed on August 16, 2000.

(5)	Filed in connection with the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1998.

(6)	Filed in connection with the Company’s registration statement on Form S-2 (File Number 33-68646).

(7)	Filed in connection with the Company’s current report on Form 8-K that was filed on April 20, 2001.

(8)	Filed in connection with the Company’s registration statement on Form S-8 (File Number 33-33342).

(9)	Filed in connection with the Company’s registration statement on Form S-3 (File Number 33-51358).

(10)	Filed in connection with the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2002.

(11)	Filed in connection with the Company’s current report on Form 8-K that was filed on April 17, 2003.

(12)	Filed in connection with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003.

(13)	Filed in connection with the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2003.

(14)	Filed in connection with the Company’s current report on Form 8-K that was filed on January 6, 2004.

(15)	Filed in connection with the Company’s current report on Form 8-K that was filed on May 7, 2004.

***	Filed therein. The attachments to this document are not being filed herewith because the Company believes that the information contained therein is not deemed material.

Current report of form 8-K filed April 27, 2004 (relating to changes in registrant’s certifying accountants).

Current report on Form 8-K filed May 7, 2004 (relating to the Company’s Certificate of Amendment to the Amended and Restated Certificate of Incorporation).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2004

VOXWARE, INC.
(Registrant)

By:	/s/ Thomas J. Drury, Jr.
Thomas J. Drury, Jr., President
Chief Executive Officer and Director

By:	/s/ Paul Commons
Paul Commons, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Joseph A. Allegra
Joseph A. Allegra, Director

By:	/s/ Michael Janis
Michael Janis, Director

By:	/s/ David B. Levi
David B. Levi, Director

By:	/s/ Ross T. Martinson
Ross T. Martinson, Director

By:	/s/ Glenn T. Rieger
Glenn T. Rieger, Director

VOXWARE, INC. AND SUBSIDIARIES

F 1

Report of Independent Registered Public Accounting Firm – BDO Seidman, L.L.P

Board of Directors

Voxware, Inc.

Lawrenceville, New Jersey

We have audited the accompanying consolidated balance sheet of Voxware, Inc. as of June 30, 2004 and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voxware, Inc. at June 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion the schedule presents fairly in all material respects the information set forth therein.

/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP

Philadelphia, Pennsylvania

October 8, 2004

F 2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders,

Voxware, Inc.:

We have audited the accompanying consolidated balance sheet of Voxware, Inc. and subsidiaries as of June 30, 2003, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for each of the two years in the period ended June 30, 2003. Our audit also included the financial statement schedule listed on the index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voxware, Inc. and subsidiaries as of June 30, 2003, and the consolidated results of their operations and their cash flows for the each of the two years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ WithumSmith+Brown, P.C.

Princeton, New Jersey

October 3, 2003,

except for Note 2, Paragraph 1, of the June 30, 2003 financial statements which is dated October 21, 2003, and except for Note 2, Paragraphs 2 through 4, of the June 30, 2003 financial statements which are dated March 18, 2004

F 3

VOXWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND 2003

	2004	2003
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,124	$356
Cash held in attorney’s escrow account	—	3,891
Accounts receivable, net of allowance for doubtful accounts of $114 and $73 at June 30, 2004 and 2003, respectively	2,854	2,258
Inventory, net	324	815
Prepaid expenses and other current assets	397	267

Total current assets	4,699	7,587

PROPERTY AND EQUIPMENT, net	247	187
OTHER ASSETS
Goodwill	—	1,039
Deferred financing costs, net	438	—
Other assets, net	29	34

Total other assets	467	1,073

TOTAL ASSETS	$5,413	$8,847

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$363	$28
Accounts payable and accrued expenses	3,572	3,149
Payroll tax, penalties and interest payable	54	1,312
Preferred stock rescission liability	2,051	—
Deferred revenues	601	548

Total current liabilities	6,641	5,037
Long-term debt, net of current portion	1,013	38

Total liabilities	7,654	5,075

STOCKHOLDERS’ (DEFICIT) EQUITY
7% cumulative Series D convertible preferred stock $.001 par value ($7,283,000 aggregate liquidation preference); 659,424,187 and 485,267,267 shares issued and outstanding as of June 30, 2004 and 2003, respectively.	660	485
Series B convertible preferred stock; -0- shares issued and outstanding at June 30, 2004 and 1,766.619 shares issued and outstanding at June 30, 2003	—	—
Common stock, $.001 par value; 1,035,000,000 shares authorized as of June 30, 2004 and 2003, respectively; 46,043,621 and 28,210,919 shares issued and outstanding as of June 30, 2004 and 2003, respectively.	46	28
Additional paid-in capital	67,856	64,644
Accumulated deficit	(65,866)	(58,163)
Deferred employee compensation	(4,937)	(3,220)
Accumulated other comprehensive loss	—	(2)

Total stockholders’ (deficit) equity	(2,241)	3,772

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$5,413	$8,847

See accompanying summary of accounting policies and notes to consolidated financial statements.

F 4

VOXWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	2004	2003	2002
	(In thousands, except share data)
REVENUES
Product revenues	$9,160	$7,321	$3,616
Services revenues	2,490	1,071	885

Total revenue	11,650	8,392	4,501

COST OF REVENUES
Cost of product revenues	5,576	3,654	1,997
Cost of services revenues	1,626	688	420

Total cost of revenues	7,202	4,342	2,417

GROSS PROFIT	4,448	4,050	2,084

OPERATING EXPENSES
Research and development	2,333	2,110	1,728
Sales and marketing	3,554	1,379	1,166
General and administration	3,864	2,007	1,945
Amortization of deferred employee compensation	1,149	52	1
Impairment of purchased intangibles	1,039	774	1,298

Total operating expenses	11,939	6,322	6,138

OPERATING (LOSS) BEFORE OTHER INCOME AND EXPENSES	(7,491)	(2,272)	(4,054)
OTHER INCOME (EXPENSE)
Interest expense	(115)	(253)	—
Other income (expenses), net	(97)	38	11
Adjustment of warrants to fair value	—	—	23
Gain on sale of tax loss carryforwards	—	18	27
Equity loss in investee prior to acquisition	—	(366)	—
Net gain on extinguishment of certain liabilities	—	447	—

NET LOSS	(7,703)	(2,388)	(3,993)
Accretion of preferred stock and warrants to redemption value	—	(934)	(1,842)
Amortization of beneficial conversion features on mandatorily redeemable preferred stock to redemption value	—	(115)	(82)
Beneficial conversion feature - Series D convertible preferred stock	(2,051)	(6,845)	—
Benefit from extinguishment of mandatorily redeemable preferred stock	—	2,642	—
Dividends - Series D convertible preferred stock	(572)	(4)	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(10,326)	$(7,644)	$(5,917)

NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS
Basic and Diluted	$(0.25)	$(0.31)	$(0.32)

Weighted average number of shares used in computing net loss per common share
Basic and Diluted	41,722	24,399	18,575

See accompanying summary of accounting policies and notes to consolidated financial statements.

F 5

VOXWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

	Series D Preferred		Series B Preferred		Common Stock Number of Shares	Par Value $0.001 Amount	Additional Paid-in Capital	Deferred Employee Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Number of Shares	Stated Value Amount	Number of Shares	Stated Value Amount
Balance, June 30, 2001	—	$0	—	$0	15,770,687	$16	$42,070	($1)	$0	($41,800)	$285
Directors’ stock based compensation expense	—	—	—	—	—	—	—	1	—	—	1
Amortization of beneficial conversion feature	—	—	—	—	—	—	—	—	—	(82)	(82)
Conversion of Series A mandatorily redeemable preferred stock into common stock	—	—	—	—	316,576	—	91	—	—	—	91
Conversion of Series B mandatorily redeemable preferred stock into common stock	—	—	—	—	2,433,149	2	395	—	—	—	397
Conversion of Series C mandatorily redeemable preferred stock into common stock	—	—	—	—	202,792	—	25	—	—	—	25
Cashless exercise of warrants into common stock in exchange for Series B mandatorily redeemable preferred stock	—	—	—	—	2,142,000	2	275	—	—	—	277
Proceeds from exercise of warrants into common stock	—	—	—	—	708,656	1	7	—	—	—	8
Beneficial conversion feature of Series C mandatorily redeemable preferred stock	—	—	—	—	—	—	349	—	—	—	349
Accretion of preferred stock to redemption value	—	—	—	—	—	—	—	—	—	(1,842)	(1,842)
Contractual adjustment of Series B mandatorily redeemable redemption value	—	—	—	—	—	—	609	—	—	—	609
Fair value of warrants issued in connection with Series C mandatorily redeemable preferred stock	—	—	—	—	—	—	350	—	—	—	350
Other equity transactions	—	—	—	—	—	—	125	—	—	(159)	(34)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(3,993)	(3,993)

Balance June 30, 2002	—	$0	—	$0	21,573,860	$21	$44,296	$0	$0	($47,876)	($3,559)

See accompanying summary of accounting policies and notes to consolidated financial statements.

F 6

VOXWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(In thousands, except share data)

	Series D Preferred		Series B Preferred		Common Stock Number of Shares	Par Value $0.001 Amount	Additional Paid-in Capital	Deferred Employee Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Number of Shares	Stated Value Amount	Number of Shares	Stated Value Amount
Balance, June 30, 2002	—	$0	—	$0	21,573,860	$21	$44,296	$0	$0	($47,876)	($3,559)
Amortization of beneficial conversion feature	—	—	—	—	—	—	—	—	—	(116)	(116)
Issuance of stock options to employees and directors	—	—	—	—	—	—	3,272	(3,272)	—	—	—
Amortization of deferred employee compensation	—	—	—	—	—	—	—	52	—	—	52
Beneficial conversion feature treated on Series D as a dividend and discount attributable to Series D warrants	—	—	—	—	—	—	6,845	—	—	(6,845)	—
Conversion of Series B mandatorily redeemable preferred stock into common stock	—	—	—	—	5,523,851	6	878	—	—	—	884
Conversion of Series C mandatorily redeemable preferred stock into common stock	—	—	—	—	385,935	—	49	—	—	—	49
Cashless exercise of warrants into common stock in exchange for Series B mandatorily redeemable preferred stock	—	—	—	—	727,273	1	—	—	—	—	1
Repurchase of Series B mandatorily redeemable preferred stock for cashless exercise of warrants into common stock	—	—	—	—	—	—	84	—	—	—	84
Beneficial conversion feature of subordinated debenture	—	—	—	—	—	—	190	—	—	—	190
Accretion of mandatorily redeemable preferred stock to redemption value	—	—	—	—	—	—	—	—	—	(934)	(934)
Issuance of Series D preferred stock for cash, net of transaction costs	373,333,333	373	—	—	—	—	4,690	—	—	—	5,063
Exchange of Series B mandatorily redeemable preferred stock for Series B preferred and benefit from extinguishment	—	—	1,767	—	—	—	1,602	—	—	—	1,602
Exchange of Series C mandatorily redeemable preferred stock for Series D preferred stock and benefit from extinguishment	61,933,934	62	—	—	—	—	2,031	—	—	—	2,093
Exchange of debenture notes for Series D preferred stock	20,000,000	20	—	—	—	—	280	—	—	—	300
Issuance of Series D preferred stock to acquire Voxware, n.v.	30,000,000	30	—	—	—	—	420	—	—	—	450
Dividends - Series D convertible preferred stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Warrants granted as a credit facility fee	—	—	—	—	—	—	7	—	—	—	7
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(2,388)	(2,388)
Foreign Currency Translation Adj.	—	—	—	—	—	—	—	—	(2)	—	(2)

Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—

Balance June 30, 2003	485,267,267	$485	1,767	$0	28,210,919	$28	$64,644	($3,220)	($2)	($58,163)	$3,772

See accompanying summary of accounting policies and notes to consolidated financial statements.

F 7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(In thousands, except share data)

	Series D Preferred		Series B Preferred		Common Stock Number of Shares	Par Value $0.001 Amount	Additional Paid-in Capital	Deferred Employee Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Number of Shares	Stated Value Amount	Number of Shares	Stated Value Amount
Balance, June 30, 2003	485,267,267	$485	1,767	$0	28,210,919	$28	$64,644	($3,220)	($2)	($58,163)	$3,772
Conversion of Series B preferred stock into common stock	—	—	(1,767)	—	8,250,000	8	(8)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,149	—	—	1,149
Conversion of Series D warrants into Series D preferred stock	37,210,420	38	—	—	—	—	—	—	—	—	38
Issuance of warrants to guarantors of Silicon Valley Bank Loan	—	—	—	—	—	—	500	—	—	—	500
Issuance of Series D April 30, 2004 for cash	137,446,500	138	—	—	—	—	(138)	—	—	—	—
Beneficial conversion feature embedded in preferred stock	—	—	—	—	—	—	2,051	—	—	—	2,051
Deemed Dividend on Preferred Stock	—	—	—	—	—	—	(2,051)	—	—	—	(2,051)
Conversion of Series D preferred stock into common stock	(500,000)	(1)	—	—	500,000	1	—	—	—	—	—
Issuance of common stock in settlement of accrued dividends to Series D preferred stock	—	—	—	—	8,150,499	8	(8)	—	—	—	—
Issuance of stock options	—	—	—	—	—	—	4,715	(4,715)	—	—	—
Forfeited stock options	—	—	—	—	—	—	(1,849)	1,849	—	—	—
Exercise of stock options	—	—	—	—	932,203	1	(1)	—	—	—	—
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—		(7,703)	(7,703)
Foreign currency translation adj.	—	—	—	—	—	—	—	—	2	—	2

Balance, June 30, 2004	659,424,187	$660	—	$0	46,043,621	$46	$67,856	($4,937)	$0	($65,866)	($2,241)

See accompanying summary of accounting policies and notes to consolidated financial statements.

F 8

VOXWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	2004	2003	2002
	(In thousands)
OPERATING ACTIVITIES
Net loss	$(7,703)	$(2,388)	$(3,993)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	198	1,019	1,569
Provision for doubtful accounts	41	18	—
Accrued interest on note receivable from investee	—	27	—
Amortization of debt discount on debenture notes	—	185	—
Equity loss in investee prior to acquisition	—	366	—
Gain on write-down of warrants to fair value	—	—	(23)
Net gain on extinguishments of certain liabilities	—	(447)	—
Loss on disposal of equipment	26	—	15
Gain on sale of tax loss carry-forwards	—	(18)	(27)
Effect of foreign currency exchange rate on changes in cash	2	—	—
Amortization of deferred employee compensation	1,149	52	1
Amortization of deferred financing costs	64	—	—
Warrant granted for a credit facility fee	—	7	—
Impairment of goodwill	1,039	—	—
Other, net	—	3	(1)
Changes in assets and liabilities, net of effects from Acquired Company:
Accounts receivable	(637)	(288)	(466)
Inventory	491	226	420
Prepaid expenses and other current assets	(130)	(42)	278
Other assets, net	5	10	234
Accounts payable and accrued expenses	423	911	239
Payroll tax, penalties and interest payable	(1,258)	1,273	39
Deferred revenues	53	(527)	(182)

Net cash (used in) provided by operating activities	(6,237)	387	(1,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash released (held) in attorney’s escrow account	3,891	(3,891)	—
Advances and initial equity investment in investee	—	(268)	—
Proceeds from sales and maturities of short-term investments	—	—	17
Purchases of property and equipment	(285)	(75)	—
Proceeds from disposal of fixed assets	1	—	—
Proceeds from sale of tax loss carry-forwards	—	18	27

Net cash provided by (used in) investing activities	3,607	(4,216)	44

See accompanying summary of accounting policies and notes to consolidated financial statements.

F 9

VOXWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	2004	2003	2002
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	$1,309	$—	$—
Proceeds (repayment) from short-term borrowings	—	(269)	—
Proceeds from exercise of warrants into common stock	—	—	8
Proceeds from exercise of warrants into Series D Preferred	38	—	—
Retirement of Series B mandatorily redeemable preferred stock	—	—	(100)
Proceeds from issuance of Series C mandatorily redeemable preferred stock and warrants, net	—	—	1,424
Proceeds from issuance of Series D preferred stock and warrants, net	2,051	5,063	—
Other financing expenses	—	35	—
Other equity transactions	—	—	(34)
Payment to holder of Series B mandatorily redeemable preferred stock	—	(650)	—

Net cash provided by financing activities	3,398	4,179	1,298

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	768	350	(555)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	356	6	561

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,124	$356	$6

See accompanying summary of accounting policies and notes to consolidated financial statements.

F 10

VOXWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	2004	2003	2002
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Conversion of Series A mandatorily redeemable preferred stock into common stock	$—	$—	$91
Exchange of Series A mandatorily redeemable preferred stock for Series B preferred stock	—	—	3,231
Conversion of Series A mandatorily redeemable preferred stock into common stock	—	—	85
Conversion of Series B mandatorily redeemable preferred stock into common stock	—	884	397
Exchange of Series B mandatorily redeemable stock for Series C preferred stock	—	—	200
Repurchase of Series B mandatorily redeemable preferred stock for cash-less exercise of warrants into common stock	—	84	—
Conversion of Series C mandatorily redeemable preferred stock into common stock	—	49	25
Cash-less exercise of warrants into common stock to repurchase Series B mandatorily redeemable preferred stock	—	—	277
Beneficial conversion feature on Series C mandatorily redeemable preferred stock	—	—	349
Beneficial conversion feature on Series D preferred stock treated as a dividend	2,051	6,845	—
Exchange of Series B mandatorily redeemable preferred stock for Series B preferred stock	—	124	—
Exchange of Series C mandatorily redeemable preferred stock for Series D preferred stock	—	929	—
Exchange of debenture notes for Series D preferred stock	—	300	—
Issuance of debenture notes in exchange for a note receivable from investee	—	296	—
Exchange of accounts receivable billed to investee for additional interest in investee	—	218	—
Issuance of warrants related to guarantee of bank credit facility	500	—	—
Issuance of common stock in payment of Series D preferred stock dividends	572	—	—
Accrued dividends on Series D convertible preferred stock	—	4	—
Fair Value of Series D preferred stock issued to acquire Voxware n.v. and recorded equity method interest in Voxware, n.v., prior to acquisition	—	904	—

See accompanying summary of accounting policies and notes to consolidated financial statements.

F 11

SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business Operations

Voxware, Inc. and subsidiaries is a leading provider of voice-based technology that optimizes the front line logistics and distribution center workforce. The Company’s primary product, VoiceLogistics, enables warehouse workers to perform a wide array of logistics tasks-such as picking, receiving, put away, replenishment, loading, returns processing, cycle counting, cross-docking and order entry-more efficiently and effectively. VoiceLogistics also gives distribution center management an effective tool for reducing logistics costs and optimizing complex materials handling processes.

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

For fiscal years 2004 the United Kingdom accounted for 30% of the Company’s revenue. For fiscal years 2003 and 2002 no single country outside the United States accounted for 10% or more of total revenues.

The Company also offers a secondary product line used primarily for warehouse receiving and package sorting applications, where mobility is limited. These secondary products are primarily stationary voice-based devices primarily used for warehouse receiving and package sorting applications.

In addition to the industrial voice-based solutions business, the Company also licenses its digital speech coding technologies and products on a limited basis to customers in the multimedia applications and consumer devices markets. Although the assets relating to the speech and audio coding business were sold to Ascend Communications, Inc. (Ascend) (a wholly owned subsidiary of Lucent Technologies, Inc.), the sale did not include the Company’s rights and obligations under its then existing license agreements. While the Company may continue to take advantage of favorable opportunities to license its speech coding technologies, the Company does not anticipate dedicating resources to the development, marketing or licensing of speech coding technologies to potential new licensees.

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

F 12

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Voxware, Inc. and its wholly-owned subsidiaries, Verbex Acquisition Corporation and Voxware n.v. On June 27, 2003, Voxware, Inc. acquired the remaining 67% equity interest of Voxware n.v. that it did not previously own. As such, we have consolidated the financial position of Voxware n.v. as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the year ended June 30, 2004 and the period June 27, 2003 through June 30, 2003. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, as amended. SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, does not currently apply since arrangements with the Company’s customers do not require significant production, modification, or customization to its software. Revenues from product sales and license fees generally are recognized upon shipment of hardware and applicable software, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. Vendor-specific objective evidence of the fair value of the hardware and software components is based on the price determined by management when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management. Service revenues for professional services fees are generally recognized upon completion of implementation, or over the period in which such services are rendered, provided there are no significant post-delivery obligations connected with such services. Extended warranty and maintenance revenues, including the amounts bundled with initial or recurring revenues, are recognized over the term of the warranty or support period, which is typically one year. If an acceptance period is required, revenues are recognized upon customer acceptance.

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

Research and Development

Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of the technological feasibility of the Company’s products and general release substantially coincided. As a result, costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant and, therefore, the Company has not capitalized any such costs.

Net Loss Per Share

Basic net loss per share was computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the fiscal years ended June 30, 2004, 2003 and 2002. Due to the Company’s net losses for the years ended June 30, 2004, 2003 and 2002, the effect of including common stock equivalents in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding common stock equivalents of 879,972,233, 633,174,000, and 3,599,000 in the years ended June 30, 2004, 2003 and 2002, respectively, have not been included in the calculation of net loss per share. As a result, basic net loss per share is the same as diluted net loss per share for the years ended June 30, 2004, 2003 and 2002.

Cash, Cash Equivalents, Short-Term Investments and Cash Held in Attorney’s

Escrow Account

The Company currently maintains an investment portfolio consisting mainly of cash equivalents. Cash and cash equivalents consist of investments in highly liquid short-term instruments (short-term bank deposits) with maturities of 90 days or less from the date of purchase. Short-term investments consist primarily of high-grade United States Government-backed securities and corporate obligations with maturities between 90 and 365 days from the date of purchase. During the years ended June 30, 2004 and 2003, there were no short-term investments.

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

F 13

Accounts Receivable and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 90 days, depending on contractual terms. Customer account balances with invoices dated over 90 days old are considered delinquent. Unpaid accounts do not bear interest. Accounts receivable are stated at the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or if unspecified, are applied to the earliest unpaid invoice.

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

Goodwill and Intangible Assets

The Company evaluates the recoverability of goodwill on an annual basis or in certain circumstances more often, as required under SFAS 142, “Goodwill and Other Intangible Assets”. Goodwill is reviewed for impairment by applying a fair-value based test at the business segment level. A goodwill impairment loss is recorded for any goodwill that is determined to be impaired. Under SFAS No. 144, “Accounting for the Disposal of Long-Lived Assets”, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the fair value or the estimated future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. Cash flow estimates in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time. The Company in the year ended June 30, 2004, has determined that the $1,039,000 of goodwill recognized in the Voxware n.v. acquisition has been completely impaired and as such reflected this amount as impairment in the Statements of Operations for the year ended June 30, 2004.

Impairment of Long-Lived Assets

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which became effective for the first quarter in the fiscal year ended June 30, 2003. SFAS 144 supersedes certain provisions of Accounting Principles Board (APB) Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS No, 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The adoption of SFAS 144 had no impact on the Company’s consolidated financial statements.

The Company reviews its long-lived assets, including property and equipment, and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value.

Warranty

The Company’s standard warranty policy that covers all manufacturer defects on its voice-based solutions commences upon first use in a production environment and extends for a twelve month period in the case of VoiceLogistics products, and 90 days from delivery to the customer or end user in the case of software (the Warranty Period), and non-VoiceLogistics components, parts and sub-assemblies purchased by the Company are covered by manufacturer warranty for periods ranging from 30 days to one year. The Company accrues warranty costs based on historical experience and management’s estimates.

Warranty expense was $116,000, $82,000 and $0 for the years ended June 30, 2004, 2003 and 2002, respectively.

F 14

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

Two customers accounted for 26%, and 16% of revenues for the year ended June 30, 2004. Accounts receivable due from these customers as of June 30, 2004 approximated 35%, and 8% of total receivables, respectively. Three customers accounted for 28%, 25% and 10% of revenues for the year ended June 30, 2003. Accounts receivable due from these customers as of June 30, 2003 approximated 10%, 2% and 2% of total receivables, respectively. For the year ended June 30, 2002, three customers accounted for 47%, 11% and 7% of revenues, respectively.

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, using an intrinsic value approach to measure compensation expenses, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with SFAS No. 123. “Accounting for Stock-Based Compensation”, and Emerging Issues Task Force ( EITF ) Issue No. 96-18. “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”, using a fair value approach.

F 15

SFAS 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Compensation expense charged to operations in fiscal years 2004, 2003, and 2002 was $1,149,000, $52,000 and $1,000, respectively. Deferred employee compensation of $4,937,000 and $3,220,000 as of June 30, 2004 and 2003, respectively, is included in the accompanying consolidated financial statements. In accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years 2004, 2003 and 2002: risk-free interest rates ranging from 0.00% to 4.8% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 8 years for the options; and expected volatility of 100%. The following table illustrates the effects on net loss applicable to common stockholders and net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	2004	June 30, 2003	2002
	(in thousands, except per share data)
Net loss applicable to common shareholders:
As reported	$(10,326)	$(7,644)	$(5,917)
Stock-based employee compensation included in net loss applicable to common stockholders, net of related tax effects	1,149	52	1
Stock-based compensation expense determined under fair-value method for all awards, net of related tax effects	(3,082)	(932)	(733)

Pro forma net loss applicable to common shareholders	$(12,259)	$(8,524)	$(6,649)

Net loss per share applicable to common shareholders-basic and diluted:
As reported	($0.25)	($0.31)	($0.32)
Pro forma	($0.28)	($0.35)	($0.36)

The pro forma results above are not intended to be indicative of or a projection of future results.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income (loss). The only items of other comprehensive income of the Company in the years ended June 30, 2004, 2003 and 2002 are foreign currency translation adjustments.

Reclassifications

Certain amounts contained in the accompanying 2003 and 2002 Consolidated Financial Statements have been reclassified to conform to the 2004 presentation.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 changes current practice in the accounting for, and disclosure of, guarantees. The interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probably and reasonably estimable, as those terms are defined in FASB Statement No. 5 (SFAS 5), “Accounting for Contingencies”. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The Company has not issued any guarantee that meets the initial recognition and measurement requirements of FIN 45.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements.” FIN No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 was scheduled to be effective for variable interest entities created after January 31, 2003. On December 24, 2003,

F 16

the FASB published a revision to FIN No. 46 (“FIN No. 46(R)”). FIN No. 46(R) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46(R) have been applied on March 31, 2004. The Company determined the adoption of FIN No. 46 and FIN No. 46(R) will have a material effect on its financial position or results of operations.

In March 2003, the EITF published Issue No. 00-21 (EITF 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables”. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance is effective for revenue arrangements that the Company entered into in fiscal periods beginning after June 15, 2003. Accordingly, the Company adopted EITF 00-21 on July 1, 2003. The Company determined the adoption of EITF 00-21 did not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 modifies the traditional definition of liabilities to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS 150. This new standard is effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning in the first quarter of fiscal 2004. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

2.	BUSINESS COMBINATION

On June 27, 2003, the Company completed its acquisition of the remaining 67% interest in Voxware n.v., which it did not already own. The total purchase price of $926,000 consisted of $450,000 of the Company’s Series D Preferred Stock (30,000,000 shares issued based at the fair value of $0.015 per share), $454,000 of the Company’s interest in its investee prior to acquisition and $22,000 of transaction costs. Voxware n.v. assets consist primarily of an assembled workforce, inventory, accounts receivable, property and equipment. Voxware, n.v. operates as a full service office (sales, marketing, professional services and administration). This transaction is being accounted for as a purchase pursuant to SFAS No. 141, “Business Combinations”. The goodwill for this acquisition is not deductible for tax purposes. Contingent shares of Series D preferred stock may increase the purchase price of Voxware, n.v.

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

F 17

Voxware, n.v. was incorporated on June 30, 2002 and therefore there are no pro forma results for the year ended June 30, 2002. Pro forma results for the year ended June 30, 2003, assuming the acquisition had occurred as of July 1, 2002 are as follows:

June 30, 2003 (Unaudited)
(in thousands)
Revenues	$9,024

Net loss applicable to common stockholders	$(8,488)

Net loss per share applicable to common stockholders - basic and diluted	$(0.35)

3.	INVENTORY:

	June 30,
	2004	2003
	(in thousands)
Raw materials	$191	$412
Work in process	182	105
Finished goods	116	559
Less: inventory reserve	(165)	(261)

Inventory - net	$324	$815

4.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill

As defined by SFAS 142, the Company identified one reporting unit-the voice-based product segment which constitutes components of the Company’s business that includes goodwill. During the fourth quarter of the fiscal year ended June 30, 2003, the Company did not complete its annual impairment test, since the acquisition of Voxware, n.v. occurred on June 27, 2003 and the Company has determined that no impairment occurred from June 27, 2003 to June 30, 2003.

When the Company completed its first annual impairment test as of June 30, 2004, the Company determined the entire $1,039,000 has been impaired due to the Company’s losing key personnel and contacts in continental Europe and transferring its operations to United Kingdom, and has reflected this in the consolidated statements of operations for the year ended June 30, 2004, as an impairment charge. The office was subsequently closed on June 30, 2004. The Company reserved $678,000 related to severance for employees, the remaining assets were immaterial.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2002	$—
Goodwill acquired during the period	1,039

Balance at June 30, 2003	1,039
Goodwill written off June 30, 2004	(1,039)

Balance at June 30, 2004	$—

The Company did not apply the provisions of SFAS 142 for the fiscal year ended June 30, 2002 to determine what the net loss and net loss per share would have been, since there was no goodwill on the Company’s balance sheet as of that date.

Intangible Assets

Intangible assets were comprised primarily of core technology. The amortization period of Verbex Voice Systems, Inc. was 48 months. Amortization expense was approximately $0, $774,000, and $1,298,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

F 18

	June 30,
	2004	2003
	(In thousands)
Acquisition of Verbex Voice Systems, Inc.	$5,192	$5,192
Less: Accumulated amortization	(5,192)	(5,192)

Intangible assets, net	$—	$—

5.	Property and Equipment:

	June 30,
	2004	2003
	(In thousands)
Equipment	$1,157	$1,108
Leasehold improvements	91	80
Furniture and fixtures	555	448

	1,803	1,636
Less: Accumulated depreciation	(1,556)	(1,449)

Property and equipment, net	$247	$187

Depreciation expense was approximately $198,000, $250,000, and $271,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Assets with a value of $118,000 with $91,000 in related accumulated depreciation were sold during the year for $1,000 resulting in a loss on sale of asset of $26,000.

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

The table below sets forth certain financial information of Voxware, n.v. and the Company’s share of their losses for the period October 2, 2002 through June 26, 2003 (in thousands):

October 2, 2002- June 26, 2003
Revenues	$632

Net loss	$(1,098)

Company’s interest in net loss	$(366)

F 19

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

	June 30,
	2004	2003
	(In thousands)
Accounts payable - trade	$1,236	$1,953
Accrued compensation and benefits	312	371
Accrued professional fees	286	352
Accrued royalties	93	174
Accrued inventory	126	71
Warranty reserves	186	70
Other accrued expenses	1,333	158

Accounts payable and accrued expenses	$3,572	$3,149

8.	PAYROLL TAXES, PENALTIES AND INTEREST PAYABLE:

	June 30,
	2004	2003
	(In thousands)
Federal and State payroll tax liabilities	$—	$1,102
Penalties	54	196
Interests	—	14

	$54	$1,312

As of December 31, 2003, payments to federal and states tax authorities in the amount of approximately $1,071,000 have been made on principal and interest outstanding as of June 30, 2003. The Internal Revenue Service has abated $401,000 of assessed penalties.

9.	DEBT:

On December 30, 2003, the Company entered into a credit facility with Silicon Valley Bank (the “SVB facility”) which replaced the existing May 7, 2003 facility. The SVB facility provides the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and a $500,000 working capital facility. The SVB facility bears interest at a rate of prime (4% as of June 30, 2004) plus ½ percent. As of June 30, 2004 there is no balance outstanding on the $500,000 working capital line. The term loan is payable in monthly installments over a 36 month period commencing February 1, 2004 and is secured by all of the Company’s assets, including its intellectual property and a guarantee of the Company’s two largest shareholders. The Company engaged Hempstead & Co., as its valuation expert, to assist the Company in determining the fair value of the guarantee for which warrants were issued. Based on the work performed by the Company and Hempstead & Co., as its valuation expert, the Company has recorded a deferred financing asset of $500,000 on its balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004 and has a balance of $438,000 on June 30, 2004.

During the three months ended June 30, 2004, the Company renegotiated its term loan agreement with Silicon Valley Bank. As of June 30, 2004 the Company had borrowings of $1,333,000 in a term loan from Silicon Valley Bank. Monthly interest only is due through December 31, 2004. Starting January 2005 principal and interest is due over 24 months. The facility bears interest at prime plus ½ percent and is secured by all of the Company’s assets, including its intellectual property and a guarantee of the Company’s two largest shareholders. As of June 30, 2004 the Company was not in compliance with all required covenants. Due to the Company’s restatements during the past year combined with the installation of new management, federal and state income tax filings were filed late. Silicon Valley Bank has waived the default giving the Company until October 13, 2004 to file the required returns. All required filings were made as of October 11, 2004 with a combined tax liability of under $5,000.

As of June 30, 2004, the Company borrowed $1,500,000 on the term loan. During the three months ended June 30, 2004 the Company had drawn and subsequently repaid $175,000 on the $500,000 working capital facility.

On May 7, 2003, the Company completed a line of credit facility with Silicon Valley Bank. The maximum amount that can be drawn on the line of credit is $250,000. The amount available to the Company is subject to a borrowing base consisting of 80% of the Company’s eligible accounts receivable. This line of credit matured on May 6, 2004. The facility bore interest at prime plus 2% per annum and a handling fee of 0.25% of specific accounts receivable invoices financed. In connection with establishing this line of credit facility, Silicon Valley Bank

F 20

received a warrant to purchase 750,000 shares of common stock at an exercise price of $0.015 per share. Using the Black-Scholes Option Pricing Model, the Company assigned a value of $7,000 to the warrant, which was charged to interest expense during the fiscal year ended June 30, 2003. Such warrants will expire on June 27, 2013. The line of credit was secured by the Company’s eligible accounts receivable and inventory, up to $250,000. As of June 30, 2003, there was no outstanding principal balance on this line of credit.

The Company’s wholly-owned subsidiary, Voxware n.v. maintained a facility line of credit with KBC Bank Roeselare through September 2003. The maximum amount that could be drawn on this line of credit was €250,000. This line of credit was due upon demand. The facility bore interest at 7.10% per annum and a handling fee of 1.50% of the gross advance amounts drawn, and was secured by 30% of Voxware n.v. inventory balances.

Voxware n.v. has an outstanding Note with KBC Bank Roeselare. The original amount of this Note was €70,000. This Note is due November 13, 2005, and is payable in 36 equal installments of €2,136. The facility bears interest at 6.12% per annum, and is secured by a blanket lien on Voxware n.v. equipment. As of June 30, 2004, there was an outstanding principal balance of $43,000, which was assumed in the Voxware, n.v. acquisition.

Future minimum payments for these Notes are as follows (in thousands):

Year Ending June 30, 2004

	SVB	KBC Bank Roeselare	Total
2005 Short Term	$333	$30	$363
2006 Long Term	667	13	680
2007	333		333

Total Long Term	1,000	13	1,013

Total Debt	$1,333	$43	$1,376

On October 2, 2002, the Company issued a series of 10% Convertible Debenture Notes due July 1, 2003 (Debentures) in the aggregate principal amount of €300,699. The proceeds of $296,000 were utilized to fund operational expenses of Voxware n.v. in the form of a note receivable. During the fiscal year 2003, the Company determined that the subordinated debentures contained a beneficial conversion feature (BCF) of $190,000. The Company recorded the BCF as a reduction of the Debenture and an increase in additional paid-in capital. The Company amortized $185,000 of this BCF as interest expense during the fiscal year ended June 30, 2003. On June 27, 2003, the holders of the Debentures exchanged all of their outstanding notes, with a face value as of June 27, 2003 of $291,000, for 20,000,000 shares of 7% Cumulative Series D Convertible Preferred Stock (Series D Preferred Stock). The Company’s issuance of the 20,000,000 shares of Series D was valued at $300,000 in the accompanying consolidated financial statements at the fair value of $0.015 per share. The Company recorded a net loss of $19,000, including $10,000 of transaction costs, as a result of the holders of the debenture notes formally agreeing to this debt restructuring transaction.

10.	SERIES A, SERIES B AND SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

On August 10, 2000, the Company completed a $4,000,000 private placement of Series A Mandatorily Redeemable Stock and warrants to purchase 727,273 shares of common stock with Castle Creek Technology Partners LLC (Castle Creek). In total, the Company issued 4,000 shares of Series A Mandatorily Redeemable Stock, which shares were convertible into shares of the Company’s common stock. In addition to the cash transaction costs, the Company issued warrants to a broker as a finder fee to acquire 50,000 shares of common stock. The exercise price of the broker warrant is $3.44 per share, and the warrant expires in five years, or on August 10, 2005. The Series A Mandatorily Redeemable Stock had a 7% dividend payable in cash or equity, and was convertible into Voxware common stock at an initial conversion price of $3.025 per share, subject to adjustment, as defined in the transaction documents. The Company was required to redeem its Series A Mandatorily Redeemable Stock 30 months from August 10, 2000, or February 10, 2003, provided funds were legally available under Delaware law.

The Company allocated the proceeds of $3,660,000, net of cash and non-cash transaction costs, to the Series A Mandatorily Redeemable Stock and warrants issued to investor and broker based on the relative fair value of each instrument. The fair value of the Series A Mandatorily Redeemable Stock was determined based on a discounted cash flow analysis and the fair value of the warrant was determined based on the Black-Scholes option-pricing model. As a result, the Company initially allocated approximately $0, $2,774,000 and $807,000 to the Series A Mandatorily Redeemable Stock, warrant to purchase common stock and additional paid-in capital, respectively. During fiscal 2002, the Company adjusted the warrant to purchase 727,273 shares of common stock to market value using the Black-Scholes option pricing model, since the exercise price of such warrant was subject to adjustments, as defined in the agreement. The Company recorded gains of $0, $0 and $23,000 during the years ended June 30, 2004, 2003 and 2002, respectively. The Series A warrant holder exercised the warrant on November 22, 2002 at an exercise price of $0.1369 per share. The Company used the $100,000 proceeds to retire 99.56 shares of its Series A Mandatorily Redeemable Stock from Castle Creek.

F 21

After considering the allocation of the proceeds to the Series A Mandatorily Redeemable Stock and warrant, the Company determined this stock contained a BCF of $1,244,000. The Company initially amortized this BCF during the year ended June 30, 2001. At April 19, 2001, the Company recorded an additional dividend, based upon the difference between the initial conversion price of $3.025 and the adjusted conversion price $0.34, which was subject to certain adjustments as defined in the Series B mandatorily redeemable stock agreement. As a result, the Company recorded additional amortization of $1,669,000 for the contingent BCF, limiting the charge of the BCF to the carrying value of the Series A Mandatorily Redeemable Stock. During the year ended June 30, 2001, the Company recorded amortization of BCF on preferred stock to redemption value of $2,913,000.

On April 19, 2001, the Company completed a private placement of 714,000 shares of common stock and a common stock warrant to purchase 2,142,000 shares of common stock (Purchase Warrant) with Castle Creek. The 714,000 shares of common stock issued in this transaction were subject to anti-dilution in the event that the Company issued securities prior to specified dates at a price below the purchase price of $0.34 per share. No such issuance of securities occurred for such anti-dilution protection to be invoked. The Common Shares were sold at a price of $0.34 per share. The Company used $46,000 of the $243,000 in proceeds to retire 46 shares of its Series A Mandatorily Redeemable Stock. In connection with the April 2001 Purchase Agreement, the Company issued a remedy warrant to purchase 708,656 shares of common stock to Castle Creek on August 29, 2001 at an exercise price of $0.01 per share. Using the Black-Scholes option-pricing model, the Company determined the fair value of the remedy warrants was $139,000. The Company recorded the issuance of the remedy warrants as an increase to paid-in capital during the fiscal year 2002.

In August 2001, the Company exchanged its Series A Mandatorily Redeemable Stock for shares of Series B Mandatorily Redeemable Stock. As the term, rights and preferences of the Series B Mandatorily Redeemable Stock are substantially similar to those of the Series A Mandatorily Redeemable Stock, the Company recorded the exchange based upon the carrying value of the Series A Mandatorily Redeemable Stock. The Purchase Warrant was also cancelled and a new warrant (New Warrant) was issued to purchase 2,142,000 shares of common stock. During fiscal year 2002, Castle Creek exercised the New Warrant at an exercise price of $0.13 per share. The Company used the $278,000 proceeds to retire 259 shares of its Series B Mandatorily Redeemable Stock.

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

The Company allocated the proceeds of $1,424,000, net of cash and non-cash transaction costs, to the Series C Mandatorily Redeemable Stock and the warrants issued to investors and investment advisors based on the relative fair value of each instrument. The fair value of the Series C Mandatorily Redeemable Stock was determined based on a discounted cash flow analysis and the fair value of the warrants was determined based on the Black-Scholes option-pricing model. As a result, the Company allocated $0, $1,107,000 and $281,000 to the Series C Mandatorily Redeemable Stock and the additional paid-in capital for June 30, 2004, 2003 and 2002, respectively. After considering the allocation of the proceeds to the Series C Mandatorily Redeemable Stock and warrants, the Company determined that the transaction contained a BCF. The Company recorded the BCF in the amount of $349,000 in a manner similar to a dividend during the year ended June 30, 2002. The warrants have been classified as additional paid-in capital in the accompanying Consolidated Balance Sheets.

The Series C Mandatorily Redeemable Stock were convertible into shares of common stock on the date of issuance. After considering the allocation of the proceeds to the Series C Mandatorily Redeemable Stock and the additional purchase warrants, the Company determined that the Series C Mandatorily Redeemable Stock contained a BCF. The Company recorded the BCF as a reduction of the Series C Mandatorily Redeemable Stock and an increase to additional paid-in capital in the amount of approximately $349,000. In accordance with Emerging Issues Task Force 00-27, the BCF was being amortized over the redemption period of 36 months using the effective interest method, and was

F 22

being recorded in a manner similar to a dividend during the year ended June 30, 2003. As a result, the Company recorded approximately $0, $115,000 and $82,000 of BCF amortized during the years ended June 30, 2004, 2003 and 2002, respectively.

The Company accreted the Series A and Series B Mandatorily Redeemable Stock to their redemption values using the effective interest method through the redemption period of 30 months (February 2003). Accordingly, the Company recorded $0, $364,000 and $1,382,000 of accretion during the years ended June 30, 2004, 2003 and 2002, respectively.

The Company was accreting the Series C Mandatorily Redeemable Stock to their redemption value using the effective interest method through the redemption period of 36 months (December 2004). Accordingly, the Company recorded $0, $570,000 and $460,000 of accretion during the years ended June 30, 2004, 2003 and 2002, respectively.

On June 27, 2003, the holder of the Series B Mandatorily Redeemable Stock relinquished certain rights, including relinquishing their rights to receive $176,000 of accrued dividends and eliminating in perpetuity their right to a mandatorily redeemable maturity date, for $650,000 in cash. As of June 27, 2003, all 1,766.619 outstanding shares of Series B Mandatorily Redeemable Stock, valued at $2,126,000, became Series B Convertible Preferred Stock (Series B Preferred Stock). The holder of the Company’s Series B preferred stock can convert these 1,766.619 outstanding shares of Series B into a total of 8,250,000 shares of common stock at a fixed conversion price of $0.00021413527 per share. The Company’s exchange of the 1,766.619 shares of Series B is convertible into 8,250,000 shares of common stock was valued at $124,000 in the accompanying consolidated financial statements using the fair value of $0.015 per share.

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

As of April 5, 2004, the holder of all of the outstanding Series B Mandatorily Redeemable Stock converted all of such shares into 8,250,000 shares of common stock.

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

Private Placement of Series D Preferred Stock, Series D Preferred Stock

Warrants, and Common Stock Warrants

On April 30, 2004, the Company completed a private placement of Series D Preferred Stock to purchase up to 137,446,500 Series D Preferred Shares, which provided proceeds of $2,051,000 to the Company.

The Company’s issuance of 137,446,500 shares of Series D Preferred Stock was valued at $2,051,000 in the accompanying consolidated financial statements using the fair value of $0.015 per share. The Company determined that a Beneficial Conversion Feature (BCF) existed with regards to the Series D private placement since there was a difference between the common stock closing price as quoted on the Nasdaq Stock Market on the NASDAQ OTC Bulletin Board and the conversion price available to the holders of the Series D Preferred Stock. The BCF was limited to the carrying value of the Series D Preferred Stock, which was determined to be $2,051,000 for the year ended June 30, 2004. The Company recorded this BCF as a preferred dividend during the year ended June 30, 2004.

Additionally in 2004, the Company converted 37,011,706 and 198,714 Series D Preferred Stock warrants into Series D Preferred Stock of the June 27, 2003 and April 30, 2004 issuances, respectively, and exercised 1,000,000 shares of Series D Preferred Stock into 1,000,000 shares of common stock. The total issued and outstanding shares of Series D Preferred Stock at June 30, 2004 is 659,424,187 shares.

On June 27, 2003, the Company completed a private placement of Series D Preferred Stock, and Series D Preferred Stock warrants to purchase up to 93,333,333 shares of Series D Preferred Stock, and common stock warrants to purchase up to 18,666,667 shares of common stock (Series D Private Placement) to various accredited investors. In total, the Company initially issued 485,267,267 shares of Series D Preferred Stock, which shares are currently convertible into 485,267,267 shares of common stock, resulting in proceeds to the Company of approximately $5,063,000, net of transaction costs. The Company received $5,063,000 in net cash and issued 373,333,333 of these 485,267,267 shares of Series D Preferred Stock, at a price per share of $0.015. In addition to cash transaction costs of $434,000, the

F 23

Company issued a warrant to purchase 9,333,333 shares of common stock to an investment banker advisor, at an exercise price of $0.015 per share. Such warrants issued to the investment banker advisor expire on June 27, 2013. Using the Black-Scholes option-pricing model, the Company determined the fair value of the warrants issued to the investment banker advisor to be $82,000, which is included in Series D transaction costs. The Series D Preferred Stock has a 7% dividend payable in cash or equity, at the election of Voxware, and each preferred share is convertible into one share of Voxware common stock at an initial conversion price of $0.015 per share. The Company accrued dividends totaling $4,000 for the year ended June 30, 2003.

The Company’s issuance of 485,267,267 shares of Series D Preferred Stock was valued at $6,845,000 in the accompanying consolidated financial statements using the fair value of $0.015 per share. The Company determined that a Beneficial Conversion Feature (BCF) existed with regards to the Series D private placement since there was a difference between the common stock closing price as quoted on the Nasdaq Stock Market on the NASDAQ OTC Bulletin Board and the conversion price available to the holders of the Series D Preferred Stock. The BCF was limited to the carrying value of the Series D Preferred Stock, which was determined to be $6,845,000 for the year ended June 30, 2003. The Company recorded this BCF as a preferred dividend during the year ended June 30, 2003. The following table summarizes the BCF recorded on Series D convertible preferred stock (in thousands, except share amounts):

	Shares Issued	BCF Value
Cash	373,333,333	$5,176
Exchange of Series C	61,933,934	929
Exchange of Debentures	20,000,000	450
Acquisition of Voxware, n.v.	30,000,000	290

Total	485,267,267	$6,845

As defined in the transaction agreements, certain purchasers also have received additional warrants to purchase 37,111,111 shares of Series D Preferred Stock at an exercise price of $0.001 per share. Such warrants will expire on June 27, 2013. As a result of the restatement of revenue that occurred in 2003 and in accordance with the terms of the Series D Preferred Stock agreement, the Company issued an additional 23,777,778 Series D preferred stock warrants to respective purchasers according to the agreement. The remaining 32,444,444 warrants were cancelled as of December 31, 2003 in accordance with the terms set forth in the agreements. These warrants expire April 1, 2014.

If the Company fails to complete filing of registration statements, as defined in the transaction agreements, these certain purchasers can also receive additional common stock warrants to purchase up to 18,666,667 additional shares of common stock at an exercise price of $0.015 per share. Such warrants, if issued, would expire on June 27, 2013. The Company has filed a registration statement in a timely manner, as required. Company counsel has received comments from the Securities and Exchange Commission requesting additional information related to the filing of the registration statement. The Company is using its best efforts to respond to the Commission and have the registration statement become effective. The holders of the Series D Preferred Stock have contingently waived their rights to receive these warrants.

Pursuant to the transaction documents relating to our Series D Private Placements consummated in June 2003 and April 2004, and our private placement of Series D Preferred Stock and Series D Preferred Stock Warrants in December 2003 to two of our stockholders as consideration for acting as guarantors of our credit facility we agreed to provide certain registration rights to the purchasers. Accordingly, we filed a registration statement in a timely manner as required by the transaction documents. On September 9, 2004 the Securities and Exchange Commission asserted, among other things, a violation of Section 5 of the Securities Act in connection with these transactions. As such, the purchasers of the Preferred Stock related to the April 2004 offering obtained the right to require the Company to repurchase the shares sold to the purchasers in the Series D Private Placement at the original purchase price, plus statutory interest from the date of purchase for a period of one year following the date of violation.

Upon learning of the SEC’s position in September 2004 the Company sought and obtained waivers of any right of rescission from the affected shareholders for 100% of the shares. However, since the waivers were not obtained until after year-end, a current liability in the amount of $2,051,000 was recorded at June 30, 2004. As 100% of the affected shareholders have since waived their rescission right, this amount will be reclassed from a current liability to Additional Paid in Capital in September 2004.

In connection with the Series D Preferred Stock private placement, each respective Purchaser has agreed not to sell any shares of Common Stock issued upon the conversion of the Series D Preferred Stock for a period of one (1) year from the date of the closing. In addition, each of the respective Purchaser has agreed for a period of two (2) years from the date of the closing that it shall limit its sale of any shares of Common Stock issued upon conversion of Series D Preferred Stock to no more than ten percent (10%) of the previous month’s trading volume on the principal securities exchange, automated quotation service or consolidated reporting system upon which the Company’s common Stock is then listed and not to short sell any shares of Common Stock issued upon conversion of Series D Preferred Stock. All shares of Series D Preferred Stock rank senior in liquidation preference to all other securities issued by the Company, and such shares have similar voting rights as common shares.

F 24

The Company also has warrants outstanding to purchase 454,681 shares of common stock at exercise prices ranging from $0.032 to $0.1255, which expire June 2013.

Stock Option Plans

Pursuant to the 1994 Stock Option Plan as amended (1994 Plan), the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. As of June 30, 2004, options to purchase 1,616,250 shares of Common Stock were outstanding under the 1994 Plan and there are no additional shares available for future option grants. The period which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

Additionally, pursuant to the 1998 Stock Option Plan for Outside Directors (1998 Plan), which was approved by the Company’s stockholders in January 1998, the Company has granted a total of 135,000 options at exercise prices of $0.40 to $3.75 per share. Pursuant to the Outside Directors Plan, each non-employee director of the Company shall receive an option to purchase 30,000 shares of the Company’s common stock (Initial Option) on the date of his or her election or appointment to the Board of Directors, at an exercise price equal to the Company’s stock price at the end of the day of his or her election or appointment to the Board of Directors (Initial Grant Date). In addition, on the date of his or her re-election to the Board of Directors, if he or she is still a non-employee director on such date and has met certain other requirements defined in the Outside Directors Plan, he or she shall receive an option to purchase 10,000 shares of the Company’s common stock (Additional Option) on the date of his or her re-election or appointment to the Board of Directors, at an exercise price equal to the Company’s stock price at the end of the day of his or her re-election or appointment to the Board of Directors (Additional Grant Date). All options granted under the Outside Directors Plan shall be exercisable as to one-twelfth of the shares issued under each option on the last day of each of the 12 three-month periods immediately following the applicable grant date.

In June 2003, the Company’s stockholders approved the 2003 Stock Option Plan (2003 Plan). Pursuant to the 2003 Plan, the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. As of June 30, 2004, options to purchase 84,005,688 shares of Common Stock were outstanding under the 2003 Plan. Of such options, 5,000,000 shares were granted to non-employee directors of the Company. The period during which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

The Company typically would issue stock options at a price equal to the fair market value on the date of grant. In the event that options are granted at a price below the trading value on the date of grant, the difference is recorded as deferred compensation and amortized over the vesting period of the option.

Information relative to the 1994 Plan, 1998 Plan and 2003 Plan are as follows:

	Shares	Price per Share		Weighted Price Per Share
Outstanding at June 30, 2002 (1,950,563 exercisable)	2,521,875	$0.150	$7.88
Granted	65,747,000	0.015	0.09	$.015
Exercised	—	—	—	—
Canceled	(341,250)	0.400	7.88	.510

Outstanding at June 30, 2003 (2,023,229 exercisable)	67,927,625	$0.015	$7.88

	Shares	Price per Share
Outstanding at June 30, 2003 (2,023,229 exercisable)	67,927,625	$0.015	$7.88
Granted	46,896,683	0.015	—	.015
Exercised	(932,203)	0.015	—	.015
Canceled	(34,650,297)	0.015	4.13	.064

Outstanding at June 30, 2004 (19,155,589 exercisable)	79,241,808	$0.015	$7.88

F 25

Information with respect to options outstanding at June 30, 2004, 2003 and 2002 is as follows:

	Outstanding			Exercisable
Exercise Price Per Share Weighted Exercise	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life	Number of Shares	Average Price
		(in Dollars)	(In Years)		(In Dollars)
June 30, 2004
$0.015 - $1.630	78,420,433	$0.03	9.3	18,339,370	$0.07
$1.900 - $3.000	124,750	$2.70	5.9	119,594	$2.70
$3.080 - $3.880	215,000	$3.83	5.6	215,000	$3.83
$4.000 - $7.880	481,625	$4.76	3.8	481,625	$4.76

$0.015 - $7.880	79,241,808	$0.07	9.3	19,155,589	$0.24

June 30, 2003
$0.015 - $1.630	66,737,000	$0.03	8.71	1,013,323	$1.21
$1.900 - $3.000	169,000	$2.63	5.64	76,969	$2.63
$3.080 - $3.880	410,000	$3.75	6.46	338,646	$3.73
$4.000 - $7.880	611,625	$4.64	6.09	594,291	$4.67

$0.015 - $7.880	67,927,625	$2.76	6.73	2,023,229	$2.90

June 30, 2002
$0.150 - $1.630	1,293,000	$1.14	7.40	1,087,948	$0.97
$1.900 - $3.000	212,000	$2.62	6.90	92,177	$2.69
$3.080 - $3.880	432,000	$3.75	7.50	255,938	$3.69
$4.000 - $7.880	584,875	$4.65	7.20	514,500	$4.61

$0.150 - $7.880	2,521,875	$3.04	7.25	1,950,563	$3.16

The resulting pro forma compensation cost may not be representative of that expected in future years. The weighted average fair value of options granted was $0.015, $0.015 and $0.69 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

F 26

Annual Stock Grant Retainer to Directors

In January 1998 the Company’s Board of Directors and stockholders approved a plan, which provides for the granting of shares to non-employee directors. Each calendar year in which the Company holds an Annual Meeting of Stockholders, each non-employee director will receive shares valued at $10,000 based on the market price of the Company’s common stock, as defined in the plan. For the years ended June 30, 2004, 2003 and 2002, there were no shares of common stock were granted pursuant to this plan.

Since April 2001, all non-employee directors have volunteered to not be paid for attending any regular or special meeting of any committee of the Board of Directors until further notice.

12.	401(k) SAVINGS PLAN:

Effective January 1997, the Company adopted a 401(k) Savings Plan (401(k) Plan) available to all employees. The 401(k) Plan permits participants to contribute up to 10% of their base salary to the 401(k) Plan, not to exceed the limits established by the Internal Revenue Code. In addition, the Company matches 25% of employee contributions on the initial 6% contributed by employees. Effective January 1, 2002, the Company suspended the Company match until further notice.

Employees vest immediately in all employee contributions and Company match contributions. In connection with the 401(k) Plan, the Company recorded compensation expenses of approximately $0, $0, and $26,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

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

	Gain on Extinguishment of Debt Transactions	(Loss) on Debt Restructuring Transactions	Net Gain (Loss) on Extinguishment
Amounts payable and accrued expenses	$466	$—	$466
Debentures	—	(19)	(19)

	$466	$(19)	$447

14.	INCOME TAXES:

There was no provision for (benefit from) income taxes reflected in the consolidated financial statements for the years ended June 30, 2004, 2003 and 2002 because of:

(1) As a result of losses which were generated during the year for which no future tax benefit has been provided, and

(2) In 2003, the gain on extinguishments of certain liabilities was not a taxable transaction.

Income before income taxes for the years ended June 30, 2004, 2003 and 2002 includes foreign subsidiary income of $99,000, $212,000, and zero, respectively.

F 27

Deferred tax assets reflects the impact of temporary differences as follows (in thousands):

	June 30,
(in thousands)	2004	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$13,969	$10,678	$10,463
Allowance for doubtful accounts	41	29	38
Accrued expenses	238	690	111
Research and development credit	966	866	799

Total deferred tax assets	15,214	12,263	11,411

Valuation Allowance	(15,173)	(12,222)	(11,343)

Deferred tax liabilities
Depreciation	(41)	(41)	(68)

Net deferred tax assets	$—	$—	$—

The Company has established a full valuation allowance against their deferred tax assets. The Company is not aware of any factors which would generate significant differences between taxable income and pre-tax accounting income in future years except for the reversal of current or future net deductible temporary differences. As of June 30, 2004, a full valuation allowance has been provided on the Company’s net deferred tax assets because of the uncertainty regarding realization of the deferred tax asset as a result of the operating losses incurred to date.

As of June 30, 2004, the Company had approximately $39,000,000 of federal net operating loss carry-forwards for tax reporting purposes available to offset future taxable income; such carry-forwards begin to expire in 2009. As of June 30, 2004, a full valuation allowance has been provided on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset as a result of the operating losses incurred to date.

The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carry-forwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% shareholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 2003, such a change in ownership occurred. As a result of the change, the Company’s ability to utilize certain of its net operating loss carry-forwards will be limited. The Company had no accumulated earnings in Europe.

F 28

15.	COMMITMENTS AND CONTINGENCIES:

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $382,000, $383,000, and $451,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of June 30, 2004 are as follows (in thousands):

Year Ending June 30,
2005	$402
2006	299
2007	297
2008	9
2009	1

$1,008

In February 2002, the Company entered into a sublease agreement under which the Company subleased 34% of its approximately 4,000 total square feet of office space in its current Princeton, New Jersey facility. As of June 30, 2003, this sublease agreement had been terminated.

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

The Company has a three-year employment agreement with two officers. The agreement provides for minimum salary levels, adjusted annually at the discretion of the Board of Directors, and bonus based upon the Company’s performance as measured against a business plan approved by the Board.

The Company was not in compliance with its reporting requirements with Silicon Valley Bank. July and August 2004 financial reporting requirements are delayed along with the filing of prior year Federal and State Income tax returns due to delays resulting from recent changes in executive management and the Company’s independent public accounting firm. The bank has waived requirements to October 13, 2004. The amount of tax owed on the past due tax returns is less than $5,000.

F 29

Voxware, Inc.

Schedule II-Valuation and Qualifying Accounts

Years Ended June 30, 2004, 2003 and 2002

(in thousands)

	Balance at Beginning of Period	Charged Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2004	$73	$504	$463	$114
Year ended June 30, 2003	94	18	39	73
Year ended June 30, 2002	144	—	50	94
Inventory reserves:
Year ended June 30, 2004	$261	—	96	$165
Year ended June 30, 2003	243	18	—	261
Year ended June 30, 2002	156	100	13	243
Warranty reserves:
Year ended June 30, 2004	$70	$116	$—	$186
Year ended June 30, 2003	44	82	56	70
Year ended June 30, 2002	44	—	—	44

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included in this Annual Report on Form 10-K.

F 30