Form 10QSB
period 2004-09-30
VOXWARE INC
filed 2004-11-12
CIK 933454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-021403

VOXWARE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3934824
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Lawrenceville Office Park

168 Franklin Corner Road

Lawrenceville, NJ 08648

609-514-4100

(Address, including zip code and telephone number (including area code) of registrant’s principal executive office)

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of November 5, 2004:

Class	Number of Shares
Common Stock, $0.001 par value	53,079,736

Transitional Small Business Disclosure Format (check) one:    Yes  ☐    No  ☒

VOXWARE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-QSB

For Quarter Ended September 30, 2004

PART I FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management, as well as assumptions made by and the information currently available to our management. When used in this Quarterly Report, the words estimate, project, believe, anticipate, intend, expect and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this Quarterly report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent circumstances, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events. You should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

Item 1 Financial Statements

Voxware, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2004 (unaudited)	June 30, 2004 (audited)
	(In thousands, except per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,349	$1,124
Accounts receivable, net of allowance for doubtful Accounts of $114 and $114, at September 30, 2004 and June 30, 2004, respectively	1,942	2,854
Inventory, net	461	324
Prepaids and other current assets	293	397

Total current assets	4,045	4,699

PROPERTY AND EQUIPMENT, NET	164	247
OTHER ASSETS
Deferred Financing Costs	394	438
Other assets, net	37	29

Total other assets	431	467

TOTAL ASSETS	$4,640	$5,413

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Current portion of long-term debt	$524	$363
Accounts payable and accrued expenses	3,022	3,572
Payroll tax, penalties and interest payable	57	54
Preferred Stock Rescission Liability	—	2,051
Deferred revenues	550	601

Total current liabilities	4,153	6,641
Long-term debt, net of current maturities	846	1,013

Total Liabilities	4,999	7,654

STOCKHOLDERS’ (DEFICIT)
7% cumulative Series D convertible preferred stock ($7,283 and $7,283 aggregate liquidation preference at September 30, 2004 and June 30, 2004, respectively); 658,716,663 and 659,424,187 shares issued and outstanding at September 30, 2004 and June 30, 2004, respectively	659	660
Common stock, $.001 par value, 1,035,000,000 shares authorized as of September 30, 2004; 51,103,476 and 46,043,621 shares issued and outstanding at September 30, 2004 and June 30, 2004, respectively	51	46
Additional paid-in capital	69,889	67,856
Accumulated deficit	(66,392)	(65,866)
Deferred Compensation	(4,566)	(4,937)

Total stockholder’s (deficit)	(359)	(2,241)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$4,640	$5,413

Voxware, Inc. and Subsidiaries

Consolidated Statements of Operations

For the periods ended September 2004 and 2003

(unaudited)

	Three Months Ended September 30
	2004	2003
	(in thousands, except per share data)
REVENUES
Product revenues	$2,533	$1,345
Services revenues	361	88

Total revenues	2,894	1,433

COST OF REVENUES
Cost of product revenues	661	754
Cost of service revenues	687	387

Total cost of revenues	1,348	1,141

GROSS PROFIT	1,546	292

OPERATING EXPENSES
Research and development	446	705
Sales and marketing	510	870
General and administrative	698	522
Amortization of deferred employee compensation	356	203

Total operating expenses from operations	2,010	2,300

OPERATING LOSS	(464)	(2,008)

OTHER INCOME (EXPENSE)
Interest expense	(60)	(24)
Other expenses, net	(1)	(20)

NET INCOME (LOSS)	(525)	(2,052)

Dividends-Series D convertible preferred stock	(177)	(129)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(702)	$(2,181)

NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS
Basic and diluted	$(0.02)	$(0.07)

Weighted average number of shares used in computing net loss per common share
Basic and diluted	46,434	30,551

Voxware, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the periods ended September 2004 and 2003

	Three Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net Loss	$(525)	$(2,052)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23	67
Loss on disposal of equipment	24	—
Provision for doubtful accounts	—	5
Amortization of deferred employee compensation	356	203
Effect of foreign currency exchange rate on changes in cash	—	7
Amortization of deferred financing costs	44	—
Changes in assets and liabilities
Accounts receivable	912	644
Inventory	(137)	(356)
Prepaid expenses and other current assets	104	104
Other assets, net	(8)	(1)
Accounts payable and accrued expenses	(550)	(1,536)
Payroll tax, penalties, and interest payable	3	351
Deferred revenues	(51)	(67)

Net cash provided by (used in) operating activities	195	(2,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash released in attorney’s escrow account	—	3,891
Purchase of property and equipment	(17)	(153)
Proceeds from disposal of fixed assets	53	—

Net cash provided by investing activities	36	3,738

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	291
Repayment of long-term debt	(6)	(5)

Net cash (used in) provided by financing activities	(6)	286

INCREASE IN CASH AND CASH EQUIVALENTS	225	1,393
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,124	356

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,349	$1,749

OTHER CASH FLOW INFORMATION
Cash paid for interest	$18	$6

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Exchange of Series B convertible preferred stock into common stock	$—	$4
Issuance of common stock in payment of Series D preferred stock dividends	$177	$—
Reclass of preferred stock rescission liability to equity	$2,051	$—

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements for the period ended September 30, 2004 and 2003 included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310(b) of Regulation S-B under the Securities Act of 1933, amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The consolidated statements of operations for the three months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

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

Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share are computed by dividing loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are determined in the same manner as basic earnings per share, except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed Preferred Stock conversion in the aggregate amount of 948,008,000 shares and 630,292,000 shares at September 30, 2004 and 2003, respectively, is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

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

SFAS 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Compensation expense charged to operations in the quarter ended September 2004 and 2003 was $356,000 and $203,000, respectively. Deferred employee compensation of $4,566,000 and $3,017,000 as of September 30, 2004 and 2003, respectively, is included in the accompanying consolidated financial statements. In accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years 2005, and 2004: risk-free interest rates ranging from 0% to 4.8% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 8 years for the options; and expected volatility of 100%. The following table illustrates the effects on net loss applicable to common stockholders and net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended September 30,
	2004	2003
Net loss applicable to common stockholders:
As reported	$(702)	$(2,181)
Add:
Stock-based employee compensation included in net loss	356	203
Less:
Stock-based compensation expense determined under fair-value method for all awards, net of related tax effects	(31)	(327)

Pro forma net loss applicable to common stockholders	$(377)	$(2,305)

Net loss per share applicable to common stockholders-basic and diluted
As reported	$(0.02)	$(0.07)

Pro forma	$(0.01)	$(0.08)

The pro forma results above are not intended to be indicative of or a projection of future results.

Reclassifications

Certain amounts contained in the accompanying 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements.” FIN No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 was scheduled to be effective for variable interest entities created after January 31, 2003. On December 24, 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46(R)”). FIN No. 46(R) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46(R) have been applied on March 31, 2004. The Company determined the adoption of FIN No. 46 and FIN No. 46(R) did not have a material effect on its financial position or results of operations.

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

3. Series D Convertible Preferred Stock

The Series D Preferred Stock has a 7% dividend payable in cash or equity, at the election of Voxware, and each preferred share is convertible into one share of Voxware Common Stock at an initial conversion price of $0.015 per share. For the quarter ended September 30, 2004, the Company paid in-kind dividends to the Series D Preferred Stock through the issuance of 4,219,855 shares of the Company’s Common Stock (4,213,465 of these shares were not yet issued by the transfer agent of the Company as of October 14, 2004).

4. Borrowings

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

The Company engaged Hempstead & Co., as its valuation expert, to assist the Company in determining the fair value of the guarantee for which warrants were issued. Based on the work performed by Hempstead & Co., as its valuation expert, the Company has recorded a deferred financing asset of $500,000 on its balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004 and has a balance of $394,000 on September 30, 2004.

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

Proceeds from the $1,500,000 term loan were used to satisfy $1,310,000 of outstanding Federal and State payroll tax liabilities including related interest of $59,000. The remaining $190,000 was used for operating activities. As of September 30, 2004, the $500,000 working capital facility was fully available as there was no outstanding principal balance on this line of credit. SVB granted the Company an extension to deliver its audited financial statements for June 2004, and its interim financial statements for July 2004 and August 2004 until October 15, 2004. As of September 30, 2004, the Company was not in compliance with all required covenants. Due to the Company’s restatements during the past year combined with the installation of new management, federal and state income tax filings were filed late. Silicon Valley Bank waived the default giving the Company until October 13, 2004 to file the required returns. All required past due reports and filings were made as of October 12, 2004 and the Company is in compliance.

Our wholly-owned subsidiary, Voxware n.v. has an equipment loan with KBC Bank Roeselare. The original amount of this loan was €70,000. This equipment loan is due November 13, 2005, and is payable in 36 equal installments of €2,136. The facility bears interest at 6.12% per annum, and is secured by a blanket lien on equipment. As of September 30, 2004, there was an outstanding principal balance of $37,000. This loan may be paid off early resulting from the closure of the n.v. office in June of 2004.

5. Subsequent Events

None.

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

Critical Accounting Policies:

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

Off-Balance Sheet Arrangements:

We do not have any material off-balance sheet arrangements.

Results of Operations

Three Months ended September 30, 2004 versus September 30, 2003.

	Three Months ended September 30, 2004	% of Total Revenue	Three Months ended September 30, 2003	% of Total Revenue	$ Change	% Change
Product revenues	$2,533	87.5%	$1,345	93.9%	$1,188	88.3%
Services revenues	361	12.5%	88	6.1%	273	310.2%

Total revenues	2,894	100.0%	1,433	100.0%	1,461	102.0%

Cost of product revenues	661	22.8%	754	52.6%	(93)	(12.3)%
Cost of service revenues	687	23.7%	387	27.0%	300	77.5%

Total cost of revenues	1,348	46.6%	1,141	79.6%	207	18.1%

Gross profit	1,546	53.4%	292	20.4%	1,254	429.5%

Research and development	446	15.4%	705	49.2%	(259)	(36.7)%
Sales and marketing	510	17.6%	870	60.7%	(360)	(41.4)%
General and administrative	698	24.1%	522	36.4%	176	33.7%
Amortization of deferred employee compensation	356	12.3%	203	14.2%	153	75.4%

Total operating expenses	2,010	69.5%	2,300	160.5%	(290)	(12.6)%

Interest expense	(60)	(2.1)%	(24)	(1.7)%	(36)	150.0%
Other expenses, net	(1)	(0.0)%	(20)	(1.4)%	19	(95.0)%

Net loss	$(525)	(18.1)%	$(2,052)	(143.2)%	$1,527	(74.4)%

Revenues

We recorded revenues of $2,894,000 for the quarter ended September 30, 2004 compared to revenues of $1,433,000 for the quarter ended September 30, 2003; an increase of $1,461,000 (102%) in total revenues. During the quarter ended September 30, 2004, we recognized $2,779,000 (96% of total revenues) from the sale of voice-based solution products compared to $1,262,000 (88% of total revenues) during the quarter ended September 30, 2003. We expect that sales of voice-based solutions will comprise the most significant portion of our revenue in the foreseeable future. Revenues from speech compression technologies for the quarter ended September 30, 2004 approximated $115,000 (4% of total revenues) versus $171,000 (12% of total revenues) for the quarter ended September 30, 2003. Two customers accounted for 42% and 10% of our total revenues in the quarter ended September 30, 2004.

Total product revenues increased $1,188,000 (88%) to $2,533,000 during the quarter ended September 30, 2004 from $1,345,000 in the quarter ended September 30, 2003. The increase in product revenues for fiscal year 2004 reflects our primary business focus being the development, marketing and sale of our VoiceLogistics product line. We have focused our efforts on developing the market for this product and have not aggressively pursued opportunities with our speech compression business. We anticipate that revenues from the speech compression business will continue to decline, both in absolute dollars and as a percentage of revenues.

Service revenues were primarily attributable to customer support, fees for engineering services relating to our speech coding technologies business, and professional service fees relating to voice-based solutions. For the quarter ended September 30, 2004, service revenues totaled $361,000, reflecting an increase of $273,000 (310%) from service revenues of $88,000 for the quarter ended September 30, 2003. The increase in service revenues is primarily attributable to additional customer maintenance support revenues and professional service fees related to our VoiceLogistics product line.

Cost of Revenues

Overall cost of revenues increased $207,000 (18%) from $1,141,000 for the quarter ended September 30, 2003 to $1,348,000 for the quarter ended September 30, 2004.

Cost of product revenues decreased $93,000 (12%) from $754,000 in the quarter ended September 30, 2003 to $661,000 in the quarter ended September 30, 2004. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. As of September 30, 2004 and 2003, our manufacturing staff, comprised of 4 and 6 individuals, respectively, is included in cost of product revenues. The decrease in cost of product revenues is primarily attributable to the introduction of the 410 model product along with increased economies of scale in reducing product costs.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $300,000 (78%) from $387,000 in the quarter ended September 30, 2003 to $687,000 in the quarter ended September 30, 2004. As of September 30, 2004 and 2003, our customer support and professional services staff, comprised of 33 and 15 individuals, respectively, is included in the cost of service revenues. The increase in cost of service revenues reflects the increased number of customer implementations with professional services and customer support teams to service sites equipped with the VoiceLogistics product line.

Operating Expenses

Total operating expenses decreased by $290,000 (13%) to $2,010,000 in the quarter ended September 30, 2004 from $2,300,000 in the quarter ended September 30, 2003. As of September 30, 2004, headcount totaled 68 compared to 44 at September 30, 2003.

Research and development expenses primarily consist of employee compensation, consulting fees and equipment depreciation related to product research and development. Our research and development expenses decreased $259,000 (37%) to $446,000 in the quarter ended September 30, 2004 from $705,000 in the quarter ended September 30, 2003. The decrease in research and development expenses is due primarily to decreased personnel costs and consulting fees paid during the quarter to develop new applications to broaden our VoiceLogistics product line. As of September 30, 2004, our research and development team was comprised of 14 employees compared to 22 at September 30, 2003.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $360,000 (41%) to $510,000 in the quarter ended September 30, 2004 from $870,000 in the quarter ended September 30, 2003. The decrease in sales and marketing expenses is due primarily to $293,000 related to Voxware n.v. operations no longer operating in fiscal 2005. As of September 30, 2004, our sales and marketing staff was comprised of 11 employees compared to 13 at September 30, 2003.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses increased $176,000 (34%) to $698,000 in the quarter ended September 30, 2004 from $522,000 in the quarter ended September 30, 2003. As of September 30, 2004, the general and administrative staff was comprised of 6 compared to 9 employees at September 30, 2003. The increase in general and administrative expenses is due primarily to expenses associated with legal costs of negotiating new customer contracts and SEC related filings.

As of September 30, 2004, the Belgium office had a staff of 0 full-time employees and consultants compared to 12 as of September 30, 2003 consisting of 0 and 5, respectively in cost of revenues (which includes professional services and customer support), 0 and 2 respectively in research and development, 0 and 2 respectively in sales and marketing, and 0 and 3 respectively in general and administrative. As of June 30, 2004 the Belgium office was closed.

The non-cash charge of deferred employee compensation expense for the quarter ending September 30, 2004 and 2003 was $356,000 and $203,000, respectively.

Interest Expense

Interest expense for the quarter ended September 30, 2004 was $60,000 compared to $24,000 for the quarter ended September 30, 2003, an increase of $36,000. Interest expense relates to the new Silicon Valley Bank credit facility issued during fiscal year ended June 30, 2004 and the use of Voxware n.v. equipment loan with KBC Bank Roselare.

Liquidity and Capital Resources

As of September 30, 2004, we had $1,349,000 in cash and cash equivalents compared to $1,124,000 in cash and cash equivalents as of June 30, 2004, an increase of $225,000.

Net cash provided by operating activities totaled $195,000 for the quarter ended September 30, 2004, primarily consisting of a net loss of $525,000, a decrease of $550,000 in accounts payable and accrued expenses, a decrease in deferred revenue of $51,000, an increase in inventory of $137,000, offset by a decrease of $912,000 in accounts receivable, amortization of deferred employee compensation of $356,000 and decrease in prepaid assets and other current assets of $104,000.

In the quarter ended September 30, 2004, cash provided by investing activities totaled $36,000 consisting of proceeds from the disposal of fixed assets $53,000 offset by the purchase of property plant and equipment of $17,000.

For the quarter ended September 30, 2004, cash used in financing activities totaled $6,000 for repayment of long term debt.

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

Upon learning of the SEC’s position in September 2004, the Company sought and obtained waivers of any right of rescission from the affected shareholders for 100% of the shares. However, since the waivers were not obtained until after year-end, a current liability in the amount of $2,051,000 was recorded at June 30, 2004. As 100% of the affected shareholders have since waived their rescission right, this amount was reclassed from a current liability to Additional Paid in Capital in September 2004.

See “Borrowing” Note 5, preceding.

We believe that adequate capital resources will be available to fund our operations for the year ending June 30, 2005. Our business plans for the current year show continuing increases in revenue with improved operating efficiency due to increased scale covering overhead costs. Voxware’s customer base continues to expand with existing customers starting to rollout multiple sites as they have proven results. We expect the majority of 2005 revenue will come from existing customers. The Company has available its unused $500,000 line of credit with Silicon Valley Bank. Since the line of credit is guaranteed by two of the Company’s key investors, Voxware has the ability to arrange additional asset based financing above and beyond the current $500,000 line. Our business plans do not include using this credit line for long-term capital needs. We also believe the progress the Company is making allows the possibility to raise additional funding.

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

This Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Quarterly Report on Form 10-QSB.

If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. As of September 30, 2004, we had an accumulated deficit of $66,392,000. If we continue to incur operating losses and fail to consistently be a profitable company, we may be unable to continue our operations. In addition, we expect to continue to incur net losses in at least the near term quarters. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. For the period ended September 30, 2004, two customers accounted for 42% and 10% of our total revenues. We believe that a substantial portion of our net sales will continue to be derived from sales to a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been and likely will continue to be in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could materially adversely affect our results of operations.

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

The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock closed as high as $0.055 and as low as $0.032 per share between July 1, 2004 and September 30, 2004. Historically, the over-the-counter markets for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

Dilution and other factors, including the registration of the 859,019,321 shares covered by our planned registration statements (to be filed shortly after the filing of this 10-QSB), which is 16.8 times the number of our currently outstanding Common Stock, may continue to affect the price of our Common Stock in the future. 1,340,000 shares of common stock currently outstanding are shares from the conversion of Series D Preferred stock to common that are covered by the proposed registrations; the 16.8 factor is derived by eliminating 1,340,000 from the 52,353,476 currently outstanding shares. Our stockholders have experienced, and will continue to experience, substantial dilution as a result of the terms of our Series D Preferred Stock, warrants and stock options issued, or potentially to be issued, in connection with prior private placements and our stock option plans. Any increase in the number of shares of Common Stock issuable may result in a decrease in the value of the outstanding shares of Common Stock. If the 859,019,321 shares covered by our proposed registration statements were issued, the current outstanding Common Stock as of October 31, 2004, less the 1,340,000 referenced above, would represent 5.6% of total common outstanding after such issuance. Such dilution and other factors may have a material adverse affect on the price of our Common Stock in the future.

Pursuant to the terms of an amendment to the investor rights agreement entered into in connection with our Series D Preferred Stock financing in April 2004, we are obligated to use our best efforts to have the registration statement declared effective no later than June 30, 2004. Our failure to do so would obligate us to issue to certain purchasers additional Common Stock warrants to purchase up to 18,666,667 additional shares of Common Stock at an exercise price of $0.015 per share. Although the June 30, 2004 date has lapsed, we believe that we have used our best efforts, and will continue to use our best efforts, to have the registration statement declared effective as soon as possible and are not obligated to issue any additional Common Stock warrants. We currently plan to submit two registration statements to replace the existing one, one for each financing, shortly after the submission of this 10-QSB. There is no guaranty, however, that such purchasers will not disagree with our position and make a claim against us for the issuance of such additional Common Stock warrants.

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

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales of substantial amounts of our Common Stock in the public market that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of September 30, 2004, these shares include:

•	approximately 349,300 shares of Common Stock owned by our executive officers and directors;

•	approximately 116,064,784 shares of Common Stock issuable to common warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended (the Securities Act). Up to 18,666,667 shares of Common Stock included in the 116,064,784 shares are potentially exercisable warrants for Common Stock under penalty clauses contained in agreements with certain Series D Preferred stockholders; the holders who were awarded these warrants have contingently waived their right to exercise these warrants;

•	approximately 79,681 shares issuable to one selling stockholder upon the exercise of the certain warrants which may be sold under a prospectus filed under the Act;

•	approximately 658,716,663 shares of Common Stock issuable upon conversion of the Series D Preferred Stock which may be sold under prospectus to be filed under the Act. (The 658,716,663 Series D Preferred Stock excludes 1,340,000 shares already converted to common from Preferred D and includes 37,342,896 shares from exercise of Series D Warrants);

•	approximately 156,879,326 shares of Common Stock issuable upon the exercise and conversion of the Series D Preferred Stock warrants which may be sold under a prospectus to be filed under the Act;

•	an undetermined amount of additional shares of Common Stock potentially issuable as dividends on the Series D Preferred Stock which may be sold under a prospectus to be filed under the Securities Act; and

•	additional shares of Common Stock that may be issuable under penalty clauses contained in agreements with certain stockholders.

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

In connection with the Series D Preferred Stock financing, we are registering additional shares of our Common Stock. In connection with the Series D Preferred Stock financing, we are registering up to 859,019,321 additional shares of our Common Stock underlying the Series D Preferred Stock, Series D Preferred Stock warrants and Common Stock warrants. Consequently, sales of substantial amounts of the our Common Stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our Common Stock.

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of September 30, 2004, our executive officers, directors and affiliated entities together beneficially own approximately 842,867,601 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

Item 3 Controls and Procedures

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

At various times during the year the Company did not have sufficient competent accounting personnel, and as a result processes relating to account analyses and reconciliations including lack of timely management review, contributed to the restatement of prior year Form 10-K and the restatements of the September 30, 2003 and December 31, 2003 Form 10-Q’s. In addition, these issues contributed to the Company’s need to file an extension of time to file its 2004 Form 10-K.

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

Other than for the matters discussed above, the Company’s Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have determined that the Company’s internal controls and procedures were effective as of the end of the period covered by this report. In the first quarter of fiscal 2005, there were no significant changes in the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1 Legal Proceedings

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our business, operating results or financial condition.

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Securities

Not applicable.

Item 3 Defaults Upon Senior Securities

Not applicable.

Item 4 Submission of Matters to a Vote of Security Holders

Reference is made to the Company’s proxy statement on Form 14A

Item 5 Other Information

Not applicable.

Item 6 Exhibits

(a) Exhibits

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2004

VOXWARE, INC.
(Registrant)

By:	/s/ Thomas J. Drury, Jr.
Thomas J. Drury, Jr., President
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Paul Commons
Paul Commons, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)