Form 10QSB
period 2004-12-31
VOXWARE INC
filed 2005-02-10
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 2004

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to ________

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of January 31, 2005.

Class	Number of Shares
Common Stock, $0.001 par value	60,466,871

Transitional Small Business Disclosure Format (check) one:     Yes      ☐       No     ☒

VOXWARE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-QSB

For Quarter Ended December 31, 2004

PART I	FINANCIAL INFORMATION	3
Item 1
Financial Statements
Consolidated Balance Sheets as of December 31, 2004 and June 30, 2004
Consolidated Statements of Operations for Three and Six Months Ended December 31, 2004 and 2003
Consolidated Statements of Cash Flows for the Three and Six Months Ended December 31, 2004 and 2003
Notes to Consolidated Financial Statements (unaudited)
		4 4 5 6 7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
	Results of Operations	12
	Liquidity and Capital Resources	15
	Risk Factors	16
Item 3	Controls and Procedures	21

PART II	OTHER INFORMATION	22
Item 1	Legal Proceedings	22
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Securities	22
Item 3	Defaults Upon Senior Securities	22
Item 4	Submission of Matters to a Vote of Security Holders	22
Item 5	Other Information	23
Item 6	Exhibits	23

SIGNATURES		24

PART I    FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management, as well as assumptions made by and the information currently available to our management. When used in this Quarterly Report, the words estimate, project, believe, anticipate, intend, expect and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this Quarterly report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent circumstances, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events. You should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (SEC).

Item 1  Financial Statements

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)
	December 31, 2004	June 30, 2004
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,268	$1,124
Accounts receivable, net of allowance for doubtful Accounts of $120 and
$114, at December 31, 2004 and June 30, 2004, respectively	2,865	2,854
Inventory, net	378	324
Prepaids and other current assets	77	397
Total current assets	4,588	4,699

PROPERTY AND EQUIPMENT, NET	186	247

OTHER ASSETS
Deferred financing costs, net	363	438
Other assets, net	37	29
Total other assets	400	467
TOTAL ASSETS	$5,174	$5,413

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Current portion of long-term debt	$666	$363
Line of credit	200	-
Accounts payable and accrued expenses	3,022	3,572
Payroll tax, penalties and interest payable	69	54
Preferred stock rescission liability	-	2,051
Deferred revenues	747	601
Total current liabilities	4,704	6,641
Long-term debt, net of current maturities	667	1,013
Total Liabilities	5,371	7,654

STOCKHOLDERS' (DEFICIT)
7% cumulative Series D convertible preferred stock, $.001 par value, ($9,846 and $9,891 aggregate liquidation preference at December 31, 2004 and
June 30, 2004, respectively); 656,406,663 and 659,424,187 shares issued
and outstanding at December 31, 2004 and June 30, 2004, respectively	657	660
Common stock, $.001 par value, 1,500,000,000 and 1,035,000,000 shares authorized as of December 31, 2004 and June 30, 2004, respectively;
57,997,356 and 46,043,621 shares issued and outstanding at
December 31, 2004 and June 30, 2004, respectively	58	46
Additional paid-in capital	69,689	67,856
Accumulated deficit	(66,664)	(65,866)
Deferred compensation	(3,992)	(4,937)
Accumulated other comprehensive gain	55	-

Total stockholder's (deficit)	(197)	(2,241)

The accompany notes are an integral part of these financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Product revenues	$3,742	$2,853	$6,275	$4,197
Services revenues	544	318	905	406
Total revenues	4,286	3,171	7,180	4,603

COST OF REVENUES
Cost of product revenues	1,238	1,269	1,899	2,024
Cost of service revenues	950	377	1,637	757
Total Cost of Revenues	2,188	1,646	3,536	2,781
GROSS PROFIT	2,098	1,525	3,644	1,822

OPERATING EXPENSES
Research and development	513	607	959	1,284
Sales and marketing	654	1,133	1,164	1,976
General and administrative	783	901	1,481	1,484
Amortization of deferred employee compensation	364	202	720	404

Total operating expenses	2,314	2,843	4,324	5,148

OPERATING LOSS	(216)	(1,318)	(680)	(3,326)

OTHER INCOME (EXPENSE)
Interest expense	(63)	(69)	(123)	(93)
Other income (expenses), net	6	-	5	(20)

NET LOSS	(273)	(1,387)	(798)	(3,439)

Dividends-Series D convertible preferred stock	(176)	(139)	(353)	(268)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(449)	$(1,526)	$(1,151)	$(3,707)

NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS
Basic and diluted	$(0.01)	$(0.05)	$(0.02)	$(0.12)

Weighted average number of shares used in computing net loss per common share
Basic and diluted	53,053	32,667	49,744	31,664

The accompany notes are an integral part of these financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except per share amounts)
	Six Months Ended December 31
	2004	2003
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net Loss	$(798)	$(3,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43	125
Loss on disposal of equipment	24	-
Provision for doubtful accounts	6	150
Amortization of deferred employee compensation	720	405
Amortization of deferred financing costs	75	(26)
Changes in assets and liabilities:
Accounts receivable	(17)	(89)
Inventory	(54)	63
Prepaid expenses and other current assets	320	(68)
Other assets, net	(8)	5
Accounts payable and accrued expenses	(550)	(765)
Payroll tax, penalties, and interest payable	15	(946)
Deferred revenues	146	(259)
Net cash used in operating activities	(78)	(4,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash released in attorney's escrow account	-	3,891
Purchase of property and equipment	(59)	(242)
Proceeds from disposal of fixed assets	53	-
Net cash (used in) provided by investing activities	(6)	3,649

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	-	1,293
Proceeds from short-term borrowings	500	-
Repayment of long-term debt	(43)	(5)
Repayment of short-term borrowings	(300)	-
Proceeds from exercise of stock options	16	37

Net cash provided by financing activities	173	1,325

Effect of foreign currency exchange rate on cash	55	29

NET INCREASE IN CASH AND CASH EQUIVALENTS	144	159
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,124	356
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,268	$515

OTHER CASH FLOW INFORMATION
Cash paid for interest	$30	$6

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Exchange of Series B convertible preferred stock into common stock	$-	$5
Issuance of common stock in payment of Series D preferred stock dividends	$353	$129
Reclass of preferred stock rescission liability to equity	$2,051	$-
Issuance of warrants related to guarantee of bank credit facility	$-	$500
Accrued dividends on Series D convertible preferred stock	$-	$139

The accompany notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements for the three and six month periods ended December 31, 2004 and 2003 included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310(b) of Regulation S-B under the Securities Act of 1933, amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The consolidated balance sheet at June 30, 2004 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

The consolidated statements of operations for the three and six month periods ended December 31, 2004 and 2003, are not necessarily indicative of the results that may be expected for the entire year.

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

Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share are computed by dividing loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are determined in the same manner as basic earnings per share, except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and the assumed Preferred Stock conversion in the aggregate amount of 923,891,711 shares and 819,588,941 shares at December 31, 2004 and 2003, respectively, is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

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

SFAS 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Compensation expense charged to operations in the quarter ended December 2004 and 2003 was $364,000 and $202,000, respectively. Compensation expense charged to operations in the six months ended December 2004 and 2003 was $720,000 and $404,000, respectively. Deferred employee compensation of $3,992,000 and $4,937,000 as of December 31, 2004 and June 30, 2004, respectively, is included in the accompanying consolidated financial statements. In accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years 2005, and 2004: risk-free interest rates ranging from 0% to 4.8% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 8 years for the options; and expected volatility of 100%. The following table illustrates the effects on net loss applicable to common stockholders and net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net loss applicable to common stockholders:
As reported	$(449)	$(1,526)	$(1,151)	$(3,707)
Add:
Stock-based employee compensation included in net loss	364	202	720	404
Less:
Stock-based compensation expense determined under
fair-value methond for all awards, net of related tax effects	(55)	(239)	(86)	(566)

Pro forma net loss applicable to common stockholders	$(140)	$(1,563)	$(517)	$(3,869)

Net loss per share applicable to common stockholders-basic and diluted
As reported	$(0.01)	$(0.05)	$(0.02)	$(0.12)

Pro forma	$(0.00)	$(0.05)	$(0.01)	$(0.12)

The pro forma results above are not intended to be indicative of or a projection of future results.

Reclassifications
Certain amounts contained in the accompanying fiscal 2004 consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) “Share-based payment”. SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs”. SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153) “Exchange of Non-monetary assets”. This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company’s financial position or results of operations.

3. Series D Convertible Preferred Stock

The Series D Preferred Stock has a 7% dividend payable in cash or equity, at the election of Voxware, and each preferred share is convertible into one share of Voxware Common Stock at an initial conversion price of $0.015 per share. The Company paid in-kind dividends to holders of the Series D Preferred Stock through the issuance of 3,458,880 shares and 7,678,739 shares respectively, of the Company’s Common Stock for the three and six month periods ended December 31, 2004. For the three and six month periods ended December 31, 2003, the Company paid in-kind dividends to holders of the Series D Preferred Stock through the issuance 1,155,179 shares and 1,997,230 shares, respectively.

4. Borrowings

On December 30, 2003, the Company entered into a credit facility (the “SVB facility”) with Silicon Valley Bank. The SVB facility initially provided the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan was payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (5¼ % as of December 31, 2004) plus ½ percent per annum and is secured by all of the Company’s assets, including its intellectual property and a guarantee of the Company’s two largest shareholders. In exchange for the SVB facility guarantee, the shareholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants are exercisable into shares of the Company’s Series D Preferred Stock at an exercise price of $0.015 per share.

The Company engaged Hempstead & Co., as its valuation expert, to assist the Company in determining the fair value of the guarantee for which warrants were issued. Based on the work performed by Hempstead & Co., as its valuation expert, the Company recorded a deferred financing asset of $500,000 on its balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004 and has a balance of $363,000 on December 31, 2004.

On May 28, 2004, the Company entered into a modification agreement to the term loan whereby all principal payments shall be deferred for a seven (7)-month period commencing with the payment due on June 1, 2004 through and including the payment due on December 1, 2004. Commencing on January 1, 2005, and over the remaining twenty-four (24) payments, the deferred principal payments will be amortized and added to the original principal payment amount. The initial term of the loan has not been extended and the final term loan payment, due on December 1, 2006, shall include all outstanding term loan principal and accrued interest.

On December 8, 2004, the Company entered into a second loan modification agreement with Silicon Valley Bank wherein, among other factors, the working capital line of credit was renewed to December 27, 2005 and increased from $500,000 to $2,000,000. The terms of the modification agreement allow for immediate availability of $666,667 under this working capital line of credit. The amount of availability is determined by subtracting from $2,000,000 the amount outstanding under the term loan; presently $1,333,333. Starting January 1, 2005, the monthly principal payment under the term loan is approximately $57,000. These monthly principal payments under the term loan will have the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate is at prime plus one-half percent with a floor rate of prime of 4.5%.

Proceeds from the $1,500,000 term loan were used to satisfy $1,310,000 of outstanding Federal and State payroll tax liabilities including related interest of $59,000. The remaining $190,000 was used for operating activities. As of December 31, 2004, $466,667 of the working capital facility was available.

SVB granted the Company an extension to deliver its audited financial statements for June 2004, and its interim financial statements for July 2004 and August 2004, until October 15, 2004. As of September 30, 2004, the Company was not in compliance with all required covenants. Due to the Company’s restatements during the past year combined with the installation of new management, federal and state income tax filings were filed late. Silicon Valley Bank waived the covenant, and allowed the Company until October 13, 2004 to file the required tax returns. All required past due reports and filings were made as of October 12, 2004 and the Company is in compliance.

Our wholly owned subsidiary, Voxware n.v., had an equipment loan with KBC Bank Roeselare. The original amount of this loan was €70,000. This equipment loan was due November 13, 2005, and was payable in 36 equal installments of €2,136. Interest on the facility was charged at 6.12% per annum, and was secured by a blanket lien on equipment. This loan was paid off in full and closed in December 2004. As of December 31, 2004, there was zero balance.

5. Subsequent Events

On January 26, 2005, the Board of Directors issued option grants for 36,629,514 common shares to the Company’s employees. For the Company’s third quarter of fiscal 2005, $916,000 of Deferred Employee Compensation will be added to the Company’s balance sheet. During the same period an incremental Deferred Employee Compensation Expense of $173,000 associated with this grant will be recorded, thereby reducing the Deferred Employee Compensation balance by an equal amount. An incremental Deferred Employee Compensation Expense of $59,000 for subsequent quarters will be charged to operating expense for approximately the next 13 quarters.

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

Inventory purchases and purchase commitments are based upon forecasts of future demand. We value our inventory at the lower of average cost or market. If we believe that demand no longer allows us to sell our inventory above cost or at all, then we write down that inventory to market or write-off excess inventory levels. If customer demand subsequently differs from our forecasts, requirements for inventory write-offs could differ from our estimates.

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

Off-Balance Sheet Arrangements:

We do not have any material off-balance sheet arrangements.

Results of Operations

Three Months ended December 31, 2004 versus December 31, 2003.

	Three Months ended December 31, 2004	% of Total Revenue	Three Months ended December 31, 2003	% of Total Revenue	$ Change	% Change

Product revenues	$3,742	87.3%	$2,853	90.0%	$889	31.2%
Services revenues	544	12.7%	318	10.0%	226	71.1%

Total revenues	4,286	100.0%	3,171	100.0%	1,115	35.2%

Cost of product revenues	1,238	28.9%	1,269	40.0%	(31)	(2.4%)
Cost of service revenues	950	22.2%	377	11.9%	573	152.0%
Total cost of revenues	2,188	51.0%	1,646	51.9%	542	32.9%

Gross profit	2,098	49.0%	1,525	48.1%	573	37.6%

Research and development	513	12.0%	607	19.1%	(94)	(15.5%)
Sales and marketing	654	15.3%	1,133	35.7%	(479)	(42.3%)
General and administrative	783	18.3%	901	28.4%	(118)	(13.1%)
Amortization of deferred
employee compensation	364	8.5%	202	6.4%	162	80.2%

Total operating expenses	2,314	54.0%	2,843	89.7%	(529)	(18.6%)

Interest expense	(63)	(1.5%)	(69)	(2.2%)	6	(8.7%)
Other expenses, net	6	0.1%	0	0.0%	6	N/A

Net loss	$(273)	(6.4%)	$(1,387)	(43.7%)	$1,114	(80.3%)

Revenues

We recorded revenues of $4,286,000 for the quarter ended December 31, 2004 compared to revenues of $3,171,000 for the quarter ended December 31, 2003, an increase of $1,115,000 (35%) in total revenues. During the quarter ended December 31, 2004, we recognized $4,119,000 (96% of total revenues) from the sale of voice-based solution products compared to $3,000,000 (95% of total revenues) during the quarter ended December 31, 2003. We expect that sales of voice-based solutions will comprise the most significant portion of our revenue in the foreseeable future. Revenues from speech compression technologies for the quarter ended December 31, 2004 approximated $167,000 (4% of total revenues) versus $171,000 (5% of total revenues) for the quarter ended December 31, 2003. Two customers accounted for 41% and 13% of our total revenues in the quarter ended December 31, 2004.

Total product revenues increased $889,000 (31%) to $3,742,000 during the quarter ended December 31, 2004 from $2,853,000 in the quarter ended December 31, 2003. The increase in product revenues for fiscal year 2004 reflects our primary business focus as the development, marketing and sale of our VoiceLogistics product line. We have focused our efforts on developing the market for this product and have not aggressively pursued opportunities with our speech compression business. We anticipate that revenues from the speech compression business will continue to decline, both in absolute dollars and as a percentage of revenues.

Service revenues were primarily attributable to fees for engineering services relating to our speech coding technologies business and professional service fees relating to voice-based solutions. For the quarter ended December 31, 2004, service revenues totaled $544,000, reflecting an increase of $226,000 (71%) from service revenues of $318,000 for the quarter ended December 31, 2003. The increase in service revenues is primarily attributable to professional service fees related to our VoiceLogistics product line.

Cost of Revenues

Overall cost of revenues increased $542,000 (33%) from $1,646,000 for the quarter ended December 31, 2003 to $2,188,000 for the quarter ended December 31, 2004.

Cost of product revenues decreased $31,000 (2%) from $1,269,000 in the quarter ended December 31, 2003 to $1,238,000 in the quarter ended December 31, 2004. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. As of December 31, 2004 and 2003, our manufacturing staff, comprised of 4 and 6 individuals, respectively, is included in cost of product revenues. The decrease in cost of product revenues is primarily attributable to the introduction of the 410 model product along with increased economies of scale in reducing product costs.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $573,000 (152%) from $377,000 in the quarter ended December 31, 2003 to $950,000 in the quarter ended December 31, 2004. As of December 31, 2004 and 2003, customer support and professional services staff, comprised of 29 and 16 individuals, respectively, is included in the cost of service revenues. The increase in cost of service revenues reflects the increased number of customer implementations with professional services and customer support teams to service sites equipped with the VoiceLogistics product line.

Operating Expenses

Total operating expenses decreased by $529,000 (19%) to $2,314,000 in the quarter ended December 31, 2004 from $2,843,000 in the quarter ended December 31, 2003. As of December 31, 2004, headcount of operating personnel totaled 32 compared to 43 at December 31, 2003.

Research and development expenses primarily consist of employee compensation, consulting fees and equipment depreciation related to product research and development. Our research and development expenses decreased $94,000 (16%) to $513,000 in the quarter ended December 31, 2004 from $607,000 in the quarter ended December 31, 2003. The decrease in research and development expenses is due primarily to decreased personnel costs and consulting fees paid during the quarter to develop new applications to broaden our VoiceLogistics product line. As of December 31, 2004, our research and development team was comprised of 14 employees compared to 23 at December 31, 2003.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $479,000 (42%) to $654,000 in the quarter ended December 31, 2004 from $1,133,000 in the quarter ended December 31, 2003. The decrease in sales and marketing expenses is due primarily to $290,000 related to Voxware n.v. operations no longer operating in fiscal 2005. Our sales and marketing staff was comprised of 12 employees at December 31, 2004 and December 31, 2003.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $118,000 (13%) to $783,000 in the quarter ended December 31, 2004 from $901,000 in the quarter ended December 31, 2003. As of December 31, 2004, the general and administrative staff was comprised of 6 compared to 8 employees at December 31, 2003. The decrease in general and administrative expenses is due primarily to charges in the quarter ended December 31, 2003 of $113,000 for payroll taxes and $110,000 for Voxware n.v operations, offset by an increase of $126,000 in expenses associated with recruiting fees, consulting fees and legal costs of negotiating new customer contracts and SEC related filings.

The Belgium office was closed as of June 30, 2004, so it had no full-time employees and consultants at December 31, 2004. As of December 31, 2003, the Belgium office maintained a staff of 13, comprised of 5 in cost of revenues (which includes professional services and customer support), 2 in research and development, 3 in sales and marketing and 3 in general and administrative.

The non-cash charge of deferred employee compensation expense for the quarter ending December 31, 2004 and 2003 was $364,000 and $202,000, respectively.

Interest Expense

Interest expense for the quarter ended December 31, 2004 was $63,000 compared to $69,000 for the quarter ended December 31, 2003, a decrease of (9%) $6,000. Interest expense relates to the new Silicon Valley Bank credit facility issued during fiscal year ended June 30, 2004 and the use of Voxware n.v. equipment loan with KBC Bank Roeselare.

Six Months ended December 31, 2004 versus December 31, 2003.

	Six Months ended December 31, 2004	% of Total Revenue	Six Months ended December 31, 2003	% of Total Revenue	$ Change	% Change

Product revenues	$6,275	87.4%	$4,197	91.2%	$2,078	49.5%
Services revenues	905	12.6%	406	8.8%	499	122.9%

Total revenues	7,180	100.0%	4,603	100.0%	2,577	56.0%

Cost of product revenues	1,899	26.4%	2,024	44.0%	(125)	(6.2%)
Cost of service revenues	1,637	22.8%	757	16.4%	880	116.2%
Total Cost of Revenues	3,536	49.2%	2,781	60.4%	755	27.1%

Gross profit	3,644	50.8%	1,822	39.6%	1,822	100.0%

Research and development	959	13.4%	1,284	27.9%	(325)	(25.3%)
Sales and marketing	1,164	16.2%	1,976	42.9%	(812)	(41.1%)
General and administrative	1,481	20.6%	1,484	32.2%	(3)	(0.2%)
Amortization of deferred
employee compensation	720	10.0%	404	8.8%	316	78.2%
Total operating expenses
including amortization expense	4,324	60.2%	5,148	111.8%	(824)	(16.0%)

Interest expense	(123)	(1.7%)	(93)	(2.0%)	(30)	32.3%
Other expenses, net	5	0.1%	(20)	(0.4%)	25	(125.0%)

Net loss	$(798)	(11.1%)	$(3,439)	(74.7%)	$2,641	(76.8%)

Revenues

We recorded revenues of $7,180,000 for the six months ended December 31, 2004 compared to revenues of $4,603,000 for the six months ended December 31, 2003; an increase of $2,577,000 (56%) in total revenues. During the six months ended December 31, 2004, we recognized $6,898,000 (96% of total revenues) from the sale of voice-based solution products compared to $4,261,000 (93% of total revenues) during the six months ended December 31, 2003. We expect that sales of voice-based solutions will comprise the most significant portion of our revenue in the foreseeable future. Revenues from speech compression technologies for the six months ended December 31, 2004 approximated $282,000 (4% of total revenues) versus $342,000 (7% of total revenues) for the six months ended December 31, 2003. Two customers accounted for 41% and 15% of our total revenues in the six months ended December 31, 2004.

Total product revenues increased $2,078,000 (50%) to $6,275,000 during the six months ended December 31, 2004 from $4,197,000 in the six months ended December 31, 2003. The increase in product revenues for fiscal year 2004 reflects our primary business focus being the development, marketing and sale of our VoiceLogistics product line. We have focused our efforts on developing the market for this product and have not aggressively pursued opportunities with our speech compression business. We anticipate that revenues from the speech compression business will continue to decline, both in absolute dollars and as a percentage of revenues.

Service revenues were primarily attributable to fees for engineering services relating to our speech coding technologies business and professional service fees relating to voice-based solutions. For the six months ended December 31, 2004, service revenues totaled $905,000, reflecting an increase of $499,000 (123%) from service revenues of $406,000 for the six months ended December 31, 2003. The increase in service revenues is primarily attributable to additional professional service fees related to our VoiceLogistics product line.

Cost of Revenues

Overall cost of revenues increased $755,000 (27%) from $2,781,000 for the six months ended December 31, 2003 to $3,536,000 for the six months ended December 31, 2004.

Cost of product revenues decreased $125,000 (6%) from $2,024,000 in the six months ended December 31, 2003 to $1,899,000 in the six months ended December 31, 2004. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. As of December 31, 2004 and 2003, our manufacturing staff, comprised of 4 and 6 individuals, respectively was is included in cost of product revenues. The decrease in cost of product revenues is primarily attributable to the introduction of the 410 model product along with increased economies of scale in reducing product costs.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $880,000 (116%) from $757,000 in the six months ended December 31, 2003 to $1,637,000 in the six months ended December 31, 2004. As of December 31, 2004 and 2003, our customer support and professional services staff, comprised of 29 and 16 individuals, respectively, is included in the cost of service revenues. The increase in cost of service revenues reflects the increased number of customer implementations with professional services and customer support teams to service sites equipped with the VoiceLogistics product line.

Operating Expenses

Total operating expenses decreased by $824,000 (16%) to $4,324,000 in the six months ended December 31, 2004 from $5,148,000 in the six months ended December 31, 2003. As of December 31, 2004, headcount of operating personnel totaled 32 compared to 43 at December 31, 2003.

Research and development expenses primarily consist of employee compensation, consulting fees and equipment depreciation related to product research and development. Our research and development expenses decreased $325,000 (25%) to $959,000 in the six months ended December 31, 2004 from $1,284,000 in the six months ended December 31, 2003. The decrease in research and development expenses is due primarily to decreased personnel costs and consulting fees paid during the six months to develop new applications to broaden our VoiceLogistics product line. As of December 31, 2004, our research and development team was comprised of 14 employees compared to 23 at December 31, 2003.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses and trade shows. Sales and marketing expenses decreased $812,000 (41%) to $1,164,000 in the six months ended December 31, 2004 from $1,976,000 in the six months ended December 31, 2003. The decrease in sales and marketing expenses is due primarily to $583,000 related to Voxware n.v. operations no longer operating in fiscal 2005. Our sales and marketing staff was comprised of 12 employees at December 31, 2004 and December 31, 2003.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $3,000 (less than 1%) to $1,481,000 in the six months ended December 31, 2004 from $1,484,000 in the six months ended December 31, 2003. As of December 31, 2004, the general and administrative staff was comprised of 6 compared to 8 employees at December 31, 2003. General and administrative cost savings from reduced headcount and a charge for payroll taxes in the six months ended December 31, 2003 were offset by increases during the six months ended December 31, 2004 in professional service, consulting and legal costs of negotiating new customer contracts and SEC related filings.

The Belgium office was closed as of June 30, 2004, so it had no full-time employees and consultants at December 31, 2004. As of December 31, 2003, the Belgium office maintained a staff of 13, comprised of 5 in cost of revenues (which includes professional services and customer support), 2 in research and development, 3 in sales and marketing, 3 in general and administrative.

The non-cash charge of deferred employee compensation expense for the six months ending December 31, 2004 and 2003 was $720,000 and $404,000, respectively.

Interest Expense

Interest expense for the six months ended December 31, 2004 was $123,000 compared to $93,000 for the six months ended December 31, 2003, an increase of $30,000 (32%). Interest expense relates to the new Silicon Valley Bank credit facility issued during fiscal year ended June 30, 2004 and the use of Voxware n.v. equipment loan with KBC Bank Roeselare.

Liquidity and Capital Resources

As of December 31, 2004, we had $1,268,000 in cash and cash equivalents compared to $1,124,000 in cash and cash equivalents as of June 30, 2004, an increase of $144,000.

Net cash used in operating activities totaled $78,000 for the six months ended December 31, 2004, primarily consisting of a net loss of $798,000, a decrease of $550,000 in accounts payable and accrued expenses, an increase in inventory of $54,000, offset by amortization of deferred employee compensation of $720,000, amortization of financing costs of $75,000, a decrease in prepaid assets and other current assets of $320,000, and an increase in deferred revenues of $146,000.

In the six months ended December 31, 2004, cash used in investing activities totaled $6,000 consisting of the purchase of property plant and equipment of $59,000 offset by the proceeds of $53,000 from the disposal of fixed assets.

For the six months ended December 31, 2004, cash provided by financing activities totaled $173,000, consisting primarily of net borrowings of $200,000 against the Silicon Valley Bank line of credit offset by $43,000 repayment of long term debt.

Pursuant to the transaction documents relating to our Series D Private Placements consummated in June 2003 and April 2004, we agreed to provide certain registration rights to the purchasers. On September 9, 2004, the Securities and Exchange Commission asserted, among other things, a violation of Section 5 of the Securities Act in connection with these transactions. As such, the purchasers of the Series D Preferred Stock related to the April 2004 offering obtained the right to require the Company to repurchase the shares sold to the purchasers in the Series D Private Placement at the original purchase price, plus statutory interest from the date of purchase for a period of one year following the date of violation.

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

On December 8, 2004, the Company entered into a second loan modification agreement with Silicon Valley Bank wherein, among other factors, the working capital line of credit was renewed to December 27, 2005 and increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability is determined by subtracting from $2,000,000 the amount outstanding under the term loan, presently $1,333,333. Starting January 1, 2005, the monthly principal payment under the term loan is approximately $57,000. These monthly principal payments under the term loan will have the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate is at prime plus one-half percent with a floor rate of prime of 4.5%.

We believe that adequate capital resources will be available to fund our operations for the year ending December 31, 2005. Our business plans for the current year show continuing increases in revenue with improved operating efficiency due to increased scale covering overhead costs. Voxware’s customer base continues to expand with existing customers starting to rollout multiple sites as they have proven results. We expect the majority of 2005 revenue will come from existing customers. The Company has available its line of credit with Silicon Valley Bank. Since the line of credit is guaranteed by two of the Company’s key investors, Voxware has the ability to arrange additional asset based financing above and beyond the current line. Our business plans do not include using this credit line for long-term capital needs. We also believe the progress the Company is making allows the possibility of raising additional funding.

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

If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. As of December 31, 2004, we had an accumulated deficit of $66,664,000. If we continue to incur operating losses and fail consistently to be a profitable company, we may be unable to continue our operations. In addition, we expect to continue to incur net losses in at least the near term quarters. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. For the six months ended December 31, 2004, two customers accounted for 41% and 15% of our total revenues. We believe that a substantial portion of our net sales will continue to be derived from sales to a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been and likely will continue to be in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could materially adversely affect our results of operations.

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

If our third-party partners do not effectively market and service our products, we may not generate significant revenues or profits from sales of our products. We expect to utilize third parties, such as RF (Radio Frequency) system vendors, consultants, VARs (Value Added Resellers), and system integrators, to sell and/or assist us in selling our products. To date, we have signed agreements with several of these third-party partners. We believe that the establishment of a network of third-party partners with extensive and specific knowledge of the various applications critical in the industrial market is important for us to succeed in that market. Some third-party partners also purchase products from us at a discount and incorporate them into application systems for various target markets and/or consult us in the development of application systems for end users. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party partners to sell and service our products effectively and that provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. Either party generally may terminate our current arrangements with third-party partners at any time upon 30 days prior written notice. We cannot assure you that our partners will continue to purchase and re-sell our products or provide us with adequate levels of support. If our partner relationships are terminated or otherwise disrupted our operating performance and financial results may be adversely affected.

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

The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock closed as high as $0.095 and as low as $0.030 per share between July 1, 2004 and December 31, 2004. Historically, the over-the-counter markets for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

We may be in violation of Section 5 of the Securities Act and consequently certain purchasers may have rescission rights as to securities acquired. Pursuant to the transaction documents relating to our Series D Private Placements consummated in June 2003 and April 2004, we agreed to provide certain registration rights to the purchasers. Accordingly, we filed a registration statement in a timely manner as required by the transaction documents and have received comments from the Securities and Exchange Commission regarding, among other things, a potential violation of Section 5 of the Securities Act in connection with our April 2004 Series D Private Placement. The SEC noted in its letter dated July 26, 2004 that the offering pursuant to our Form S-2 dated November 14, 2003 had increased to 851,009,830 shares based in part on transactions that occurred in December 2003 and April 2004 after the initial filing date of that registration statement. The SEC further noted that these sales occurred after the filing of the initial registration statement which was still pending, and that we attempted to add these shares to the pending registration statement. If such action was held by a court or other governmental body to be a violation of the Act, we could be required to repurchase the shares sold to the purchasers in the Series D Private Placement at the original purchase price, plus statutory interest from the date of purchase for a period of one year following the date of violation.

Dilution and other factors, including the registration of the 859,020,325 shares covered by our planned registration statements (to be filed shortly), which is 15.8 times the number of our currently outstanding Common Stock, may continue to affect the price of our Common Stock in the future. As of January 31, 2005, 6,118,939 shares of common stock outstanding are shares from the conversion of Series D Preferred stock to common that are covered by the proposed registrations; the 15.8 factor is derived by eliminating 6,118,939 from the 60,466,871 shares outstanding as of January 31, 2005. Our stockholders have experienced, and will continue to experience, substantial dilution as a result of the terms of our Series D Preferred Stock, warrants and stock options issued, or potentially to be issued, in connection with prior private placements and our stock option plans. Any increase in the number of shares of Common Stock issuable may result in a decrease in the value of the outstanding shares of Common Stock. If the 859,020,325 shares covered by our proposed registration statements were issued, the current outstanding Common Stock as of January 31, 2005, less the 6,118,939 referenced above, would represent 6% of total common outstanding after such issuance. Such dilution and other factors may have a material adverse affect on the price of our Common Stock in the future.

Pursuant to the terms of an amendment to the investor rights agreement entered into in connection with our Series D Preferred Stock financing in April 2004, we are obligated to use our best efforts to have the registration statement declared effective no later than June 30, 2004. Our failure to do so would trigger the exercisability of additional Common Stock warrants to purchase up to 18,666,667 additional shares of Common Stock at an exercise price of $0.015 per share. Although the June 30, 2004 date has lapsed, we believe that we have used our best efforts, and will continue to use our best efforts, to have the registration statement declared effective as soon as possible and are not obligated to issue any additional Common Stock warrants. We currently have submitted two registration statements, one for each financing. There is no guaranty, however, that such purchasers will not disagree with our position and make a claim against us for the exercise of such additional Common Stock warrants.

The perceived risk of dilution or any actual dilution occasioned by the conversion of Series D Preferred Stock, exercise of warrants and/or issuance of awards under the Company’s Stock Option Plans may cause our stockholders to sell their shares, which would contribute to the downward movement in stock price of the Common Stock. In addition, the significant downward pressure on the trading price of the Common Stock could encourage investors to engage in short sales, which would further contribute to the downward spiraling price of the Common Stock.

The perceived risk of dilution or any actual dilution occasioned by the conversion of Series D Preferred Stock, exercise of warrants and/or issuance of awards under the Company’s Stock Option Plans could also make it difficult to obtain additional financing. New investors could either decline to make an investment in us due to the potential negative effect of the dilution on a potential investment or require that their investment be on terms at least as favorable as the terms of the Series D Preferred Stock Purchase Agreement.

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales of substantial amounts of our Common Stock in the public market that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of December 31, 2004, these shares include:

•	approximately 1,556,841 shares of Common Stock owned by our executive officers and directors;

•	approximately 110,605,722 shares of Common Stock issuable to common warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended (the Securities Act). Up to 18,666,667 shares of Common Stock included in the 110,605,722 shares are potentially exercisable warrants for Common Stock under penalty clauses contained in agreements with certain Series D Preferred stockholders; the holders who were awarded these warrants have contingently waived their right to exercise these warrants;

•	approximately 656,406,663 shares of Common Stock issuable upon conversion of the Series D Preferred Stock which may be sold under prospectus to be filed under the Act. (The 656,406,663 Series D Preferred Stock excludes 3,650,000 shares already converted to common from Preferred D and includes 37,342,896 shares from exercise of Series D Warrants);

•	approximately 156,879,326 shares of Common Stock issuable upon the exercise and conversion of the Series D Preferred Stock warrants which may be sold under a prospectus to be filed under the Act;

•	an undetermined amount of additional shares of Common Stock potentially issuable as dividends on the Series D Preferred Stock which may be sold under a prospectus to be filed under the Securities Act; and

•	additional shares of Common Stock that may be issuable under penalty clauses contained in agreements with certain stockholders.

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

In connection with the Series D Preferred Stock financing, we are registering additional shares of our Common Stock. In connection with the Series D Preferred Stock financing, we are registering up to 859,020,325 additional shares of our Common Stock underlying the Series D Preferred Stock, Series D Preferred Stock warrants and Common Stock warrants. Consequently, sales of substantial amounts of our Common Stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our Common Stock.

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of December 31, 2004, our executive officers, directors and affiliated entities together beneficially own approximately 981,889,067 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our Common Stock is considered “a penny stock” and may be difficult to sell. The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Presently, the market price of our Common Stock is substantially less than $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our Common Stock and may affect the ability of investors to sell their shares. In addition, since our Common Stock is traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our Common Stock.

Our internal controls over financial reporting may be insufficient to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material. In connection with their audit of our financial statements for the fiscal year ended June 30, 2004, our independent auditors reported a material weakness in our internal controls over financial reporting. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud, in amounts that would be material in relation to the financial statements being audited, may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The material weakness reported for fiscal year 2004 related to the fact that we did not have sufficient competent accounting personnel that resulted in deficiencies in processes relating to account analyses and reconciliations, including lack of timely management review. We have taken steps to improve the controls in this area, however, we may experience reportable conditions and material weaknesses in the future, which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material.

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

At various times during the year the Company did not have sufficient competent accounting personnel, and as a result processes relating to account analyses and reconciliations including lack of timely management review, contributed to the restatement of prior year Form 10-K and the restatements of the September 30, 2003 and December 31, 2003 Form 10-Qs. In addition, these issues contributed to the Company’s need to file an extension of time to file its 2004 Form 10-K.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer who joined in January 2004 and Chief Financial Officer who joined in June 2004, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on the foregoing, the Company’s new Chief Executive Officer and new Chief Financial Officer have determined that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level based upon deficiencies identified by BDO. The Company is actively seeking to remedy these deficiencies. This process is ongoing, and includes the following:

•	The Company decided to consolidate its financial reporting in its Lawrenceville, New Jersey facility, which will roll up financial information on a real-time basis. The implementation of that process began during the fourth quarter of fiscal 2004 and is expected to be completed during the third quarter of fiscal 2005. The Company believes this consolidation will provide more timely operating information, a more efficient system of checks and balances to assure accurate reporting of detailed transactions, and more efficient month-end closing procedures to provide a comprehensive internal review before financial information is considered final.

•	To facilitate the consolidation of the reporting process, the Company hired a new Controller in December, reporting to the Chief Financial Officer, who will oversee and control the timely and accurate capture of monthly data. In addition to the Controller, a new Accounting Manager was hired in January 2005 and one additional accounting support staff will be hired to augment the existing team. Costs associated with consolidating the reporting process will not have a material adverse affect on the financial condition of the Company.

Other than for the matters discussed above, there were no changes during the quarter ended December 31, 2004 in the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2     Changes in Securities, Use of Proceeds and Issuer Purchases of Securities

On October 22, 2004, the Company granted to certain of its employees options to purchase an aggregate of 700,000 shares of the Company’s common stock. The options were granted pursuant to the Company’s 2003 Stock Incentive Plan, and such options have an exercise price equal to $0.037 per share and vest over time.

The Company did not receive any proceeds from the foregoing option grants.

The Company did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering, and the rules promulgated thereunder. Each of the recipients acquired the securities for investment purposes only and not with a view to distribution and had adequate information about the Company.

Item 3     Defaults Upon Senior Securities

Not applicable.

Item 4     Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of stockholders was held on November 29, 2004.

(b)	The following is a complete list of our current directors whose term of office continued after the meeting.

Joseph Allegra
Thomas Drury
Michael Janis
David Levi
Ross Martinson

(c)
There were present at the meeting, either in person or by proxy, 40,189,250 shares of Common Stock, out of a total number of 47,340,135 shares of Common Stock issued and outstanding and entitled to vote at the meeting; and 457,776,538 shares of Series D Preferred Stock, out of a total number of 658,266,663 shares of Series D Preferred Stock issued and outstanding and entitled to vote at the meeting.

The proposals and results of the vote of the stockholders taken at the meeting by ballot and by proxy as solicited by us on behalf of our Board of Directors were as follows:

(A)          The following numbers of votes cast by the holders of common stock were voted:

(1)    in favor of the proposal to amend our Amended and Restated Certificate of Incorporation.

FOR 10,352,250 Shares    AGAINST 937,819 Shares

ABSTAIN 26,784 Shares   BROKER NON-VOTES 28,872,397

(2)    in favor of the proposal to amend our 2003 Stock Incentive Plan;

FOR 10,051,897 Shares      AGAINST 1,197,263 Shares

ABSTAIN 68,193 Shares   BROKER NON-VOTES 28,872,397

(3)    in favor of the proposal to ratify the appointment of BDO Seidman LLP as our independent registered public accounting firm for the year ending
June 30, 2005.

FOR 40,035,429 Shares     AGAINST 104,191 Shares ABSTAIN 49,630 Shares

(B)    The following numbers of votes cast by the holders of Series D Preferred Stock were voted:

(1)    in favor of the election of the nominee whose name is set forth in the Proxy Statement:

	VOTES FOR	VOTES WITHHELD
Class I Director
Ross Martinson	457,776,538	0

(2)    in favor of the proposal to amend our Amended and Restated Certificate of Incorporation.

FOR 457,776,538 Shares    AGAINST 0 Shares     ABSTAIN 0 Shares

(3)    in favor of the proposal to amend our 2003 Stock Incentive Plan;

FOR 457,776,538 Shares    AGAINST 0 Shares     ABSTAIN 0 Shares

(4)    in favor of the proposal to ratify the appointment of BDO Seidman LLP as our independent registered public accounting firm for the year ending
June 30, 2005.

FOR 457,776,538 Shares    AGAINST 0 Shares     ABSTAIN 0 Shares

Item 5     Other Information

Not applicable.

Item 6     Exhibits

(a)	Exhibits

10.1	Second Loan Modification Agreement of December 8, 2004 with Silicon Valley Bank.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 10, 2005

VOXWARE, INC. (Registrant)

By:	/s/ Thomas J. Drury, Jr.
Thomas J. Drury, Jr., President Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Paul Commons
Paul Commons, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)