Form 10-K/A
period 2004-06-30
VOXWARE INC
filed 2005-03-31
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended June 30, 2004 is filed to update one risk factor and add another risk factor to the section “Risk Factors” in Item 1, and update Item 9A “Controls and Procedures” to conform with the views of Securities And Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance as outlined in question 5 of their “Management’s Reports On Internal Control Over Financial Reporting and Disclosure in Exchange Act Periodic Reports Frequently Asked Questions” of June 22, 2004.

Part 1
Item 1 Business - Risk Factors

The risk factor identified as “We may be in violation of Section 5 of the Securities Act and consequently certain purchasers may have rescission rights as to securities acquired” is replaced in its entirety with the following:

We may be in violation of Section 5 of the Securities Act and consequently certain purchasers may have rescission rights as to securities acquired. Pursuant to the transaction documents relating to our Series D Private Placements consummated in June 2003 and April 2004, we agreed to provide certain registration rights to the purchasers. Accordingly, we filed a registration statement in a timely manner as required by the transaction documents and have received comments from the Securities and Exchange Commission regarding, among other things, a potential violation of Section 5 of the Securities Act in connection with our April 2004 Series D Private Placement. On November 14, 2003, we filed such initial registration statement on Form S-2. We subsequently amended that registration statement on June 25, 2004 to increase the number of shares to be registered as a result of transactions consummated by the Company in December 2003 and April 2004 after the initial filing date of such registration statement. These sales occurred after the filing of the initial registration statement which was not yet declared effective, and we attempted to add these shares to the pending registration statement. If such action was held by a court or other governmental body to be a violation of the Act, we could be required to repurchase the shares sold to the purchasers in the Series D Private Placement at the original purchase price, plus statutory interest from the date of purchase for a period of one year following the date of violation.

The following Risk Factor is added:

Our auditors have determined that there is a material weakness in our internal controls over financial reporting. Our controls may be insufficient to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material. In connection with their audit of our financial statements for the fiscal year ended June 30, 2004, our independent auditors reported a material weakness in our internal controls over financial reporting. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud, in amounts that would be material in relation to the financial statements being audited, may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The material weakness reported for fiscal year 2004 related to the fact that we did not have sufficient competent accounting personnel that resulted in deficiencies in processes relating to account analyses and reconciliations, including lack of timely management review. For example, the lack of timely management review contributed to a restatement of the Form 10-K for the year ended June 30, 2003 and the restatements of the Form 10-Qs for the quarters ended September 30, 2003 and December 31, 2003. In addition, these issues contributed to our need to file an extension of time to file our Form 10-K for the year ended June 30, 2004. Our auditors advised us that they consider these matters to be “material weaknesses” that, by themselves or in combination, result in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

We have taken steps to improve the controls in this area. For example, we consolidated our financial reporting functions and hired a new Chief Financial Officer in June 2004, a new Controller in December 2004 and a new Accounting Manager in January 2005, and we plan to add accounting personnel to oversee internal controls for financial reporting. The implementation of this process began during the fourth quarter of fiscal 2004 and is expected to be completed during the fourth quarter of fiscal 2005. We do not believe that the costs associated with consolidating the reporting process and the hiring of the new personnel will have a material adverse affect on our financial condition because these employees replaced former employees and former consultants performing similar functions. However, despite these steps, we may experience reportable conditions and material weaknesses in the future, which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material. We cannot assure you that our auditors will determine that the material weakness has been remedied by the end of our fiscal year ended June 30, 2005.

Item 9A Controls and Procedures

Section Item 9A Controls and Procedures is replaced in its entirety with the following:

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer who joined in January 2004 and Chief Financial Officer who joined in June 2004, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on the foregoing, the Company’s new Chief Executive Officer and new Chief Financial Officer have determined that for the period ended June 30, 2004, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level based upon deficiencies identified by BDO. The Company is actively seeking to remedy these deficiencies. This process is ongoing, and includes the following:

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

•    To facilitate the consolidation of the reporting process, the Company hired a new Controller in December 2004, reporting to the Chief Financial Officer, who will oversee and control the timely and accurate capture of monthly data. In addition to the Controller, a new Accounting Manager was hired in January 2005 and one additional accounting support staff will be hired to augment the existing team. Costs associated with consolidating the reporting process will not have a material adverse affect on the financial condition of the Company.

Other than for the matters discussed above, there were no changes during the fiscal year ended June 30, 2004 in the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: March 31, 2005

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

Date: March 31, 2005

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

By: /s/ Donald R. Caldwell
Donald R. Caldwell, Director