Form 10QSB/A
period 2004-09-30
VOXWARE INC
filed 2005-03-31
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 is filed to update one risk factor and add another risk factor to the section “Risk Factors” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and update Item 3 “Controls and Procedures” to conform with the views of Securities And Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance as outlined in question 5 of their “Management’s Reports On Internal Control Over Financial Reporting and Disclosure in Exchange Act Periodic Reports Frequently Asked Questions” of June 22, 2004.

Part 1

Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Item 3 Controls and Procedures

Item 3 Controls and Procedures is replaced in its entirety with the following:

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer who joined in January 2004 and Chief Financial Officer who joined in June 2004, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based on the foregoing, the Company’s new Chief Executive Officer and new Chief Financial Officer have determined that for the period ended September 30, 2004, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level based upon deficiencies identified by BDO. The Company is actively seeking to remedy these deficiencies. This process is ongoing, and includes the following:

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

Other than for the matters discussed above, there were no changes during the quarter ended September 30, 2004 in the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

VOXWARE, INC
(Registrant)

By: /s/ Thomas J. Drury, Jr.
Thomas J. Drury, Jr., President
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Paul Commons
Paul Commons, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)