Form 10QSB/A
period 2004-12-31
VOXWARE INC
filed 2005-03-31
CIK 933454

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of January 31, 2005:

Class	Number of Shares
Common Stock, $0.001 par value	60,466,871

Transitional Small Business Disclosure Format (check) one: Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 is filed to update two risk factors to the section “Risk Factors” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and update Item 3 “Controls and Procedures” to conform with the views of Securities And Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance as outlined in question 5 of their “Management’s Reports On Internal Control Over Financial Reporting and Disclosure in Exchange Act Periodic Reports Frequently Asked Questions” of June 22, 2004.

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

The risk factor identified as “Our internal controls over financial reporting may be insufficient to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material” is replaced in its entirety with the following:

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer who joined in January 2004 and Chief Financial Officer who joined in June 2004, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on the foregoing, the Company’s new Chief Executive Officer and new Chief Financial Officer have determined that for the period ended December 31, 2004, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level based upon deficiencies identified by BDO. The Company is actively seeking to remedy these deficiencies. This process is ongoing, and includes the following:

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