Form 10QSB
period 2005-03-31
VOXWARE INC
filed 2005-05-10
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------

FORM 10-QSB

☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

COMMON STOCK, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of April 30, 2005.

Class                        Number of Shares
___________________________       _________________

Common Stock, $0.001 par value         68,392,577

Transitional Small Business Disclosure Format (check) one: Yes ☐ No ☒

VOXWARE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-QSB

For Quarter Ended March 31, 2005

TABLE OF CONTENTS

        PART I. FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management, as well as assumptions made by and the information currently available to our management. When used in this Quarterly Report, the words “estimate”, “project”, “believe”, “anticipate”, “intend”, “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this Quarterly report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent circumstances, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events. You should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

Item 1. Financial Statements

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2005	June 30, 2004
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS	$1,505	$1,124
Cash and cash equivalents
Accounts receivable, net of allowance for doubtful accounts of $113 and
$114, at March 31, 2005 and June 30, 2004, respectively	3,434	2,854
Inventory, net	492	324
Prepaids and other current assets	73	397
Total current assets	5,504	4,699

PROPERTY AND EQUIPMENT, NET	196	247
OTHER ASSETS
Deferred financing costs, net	307	438
Other assets, net	37	29
Total other assets	344	467
TOTAL ASSETS	$6,044	$5,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Current portion of long-term debt	$666	$363
Accounts payable and accrued expenses	3,254	3,572
Payroll tax, penalties and interest payable	51	54
Preferred stock rescission liability	-	2,051
Deferred revenues	1,232	601
Total current liabilities	5,203	6,641
Long-term debt, net of current maturities	501	1,013
Total liabilities	5,704	7,654

STOCKHOLDERS' EQUITY (DEFICIT)
7% cumulative Series D convertible preferred stock, $.001 par value, ($9,744 and $9,891 aggregate liquidation preference at March 31, 2005 and
June 30, 2004, respectively); 649,621,940 and 659,424,187 shares issued
and outstanding at March 31, 2005 and June 30, 2004, respectively	650	660
Common stock, $.001 par value, 1,500,000,000 and 1,035,000,000 shares authorized as of March 31, 2005 and June 30, 2004, respectively;
68,392,577 and 46,043,621 shares issued and outstanding at
March 31, 2005 and June 30, 2004, respectively	68	46
Additional paid-in capital	70,645	67,856
Accumulated deficit	(66,653)	(65,866)
Deferred compensation	(4,432)	(4,937)
Accumulated other comprehensive gain	62	-

Total stockholders' equity (deficit)	340	(2,241)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,044	$5,413

The accompanying notes are an integral part of these financial statements.

 Voxware, Inc. and Subsidiaries
 Consolidated Statements of Operations
 (in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES
Product revenues	$4,470	$2,956	$10,745	$7,153
Services revenues	512	322	1,417	728
Total revenues	4,982	3,278	12,162	7,881

COST OF REVENUES
Cost of product revenues	1,502	1,101	3,401	3,125
Cost of service revenues	689	397	2,326	1,053
Total Cost of Revenues	2,191	1,498	5,727	4,178
GROSS PROFIT	2,791	1,780	6,435	3,703

OPERATING EXPENSES
Research and development	623	825	1,582	2,209
Sales and marketing	856	575	2,020	2,552
General and administrative	714	1,919	2,195	3,489
Amortization of deferred employee compensation	512	653	1,232	1,058

Total operating expenses	2,705	3,972	7,029	9,308

OPERATING INCOME (LOSS)	86	(2,192)	(594)	(5,605)

OTHER EXPENSES
Interest expense	(62)	(60)	(185)	(65)
Other expenses, net	(13)	(67)	(8)	(88)

NET INCOME (LOSS)	11	(2,319)	(787)	(5,758)

Dividends-Series D convertible preferred stock	(171)	(141)	(524)	(409)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(160)	$(2,460)	$(1,311)	$(6,167)

NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS
Basic and diluted	$(0.00)	$(0.07)	$(0.02)	$(0.19)

Weighted average number of shares used in computing net loss per common share
Basic and diluted	63,205	36,684	54,165	33,256

The accompanying notes are an integral part of these financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(787)	$(5,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	66	172
Loss on disposal of equipment	24	-
Provision for doubtful accounts	(1)	150
Amortization of deferred employee compensation	1,232	1,058
Amortization of deferred financing costs	131	44
Changes in assets and liabilities:
Accounts receivable	(579)	(252)
Inventory	(168)	337
Prepaid expenses and other current assets	324	70
Other assets, net	(8)	5
Accounts payable and accrued expenses	(318)	(21)
Payroll tax, penalties, and interest payable	(3)	(839)
Deferred revenues	631	(34)
Net cash provided by (used in) operating activities	544	(5,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash released in attorney's escrow account	-	3,891
Purchase of property and equipment	(92)	(246)
Proceeds from disposal of fixed assets	53	2
Net cash (used in) provided by investing activities	(39)	3,647

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	-	1,500
Proceeds from short-term borrowings	300	-
Repayment of long-term debt	(209)	(98)
Repayment of short-term borrowings	(300)	-
Proceeds from issuance of Series D preferred stock	-	(26)
Proceeds from exercise of stock options	23	37
Net cash (used in) provided by financing activities	(186)	1,413

Effect of foreign currency exchange rate on cash and cash equivalents	62	4

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	381	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,124	356
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,505	$352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$54	$11
Exchange of Series B convertible preferred stock into common stock	$-	$9
Issuance of common stock in payment of Series D preferred stock dividends	$524	$409
Reclass of preferred stock rescission liability to equity	$2,051	$-
Issuance of warrants related to guarantee of bank credit facility	$-	$500

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements for the three and nine month periods ended March 31, 2005 and 2004 included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The consolidated balance sheet at June 30, 2004 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended June 30, 2004.

The consolidated statements of operations for the three and nine month periods ended March 31, 2005 and 2004, are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2005, or any other future period.

The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including the Company’s ability to compete in the voice-based logistics market, the budgeting cycles of potential customers, the lengthy sales cycle of the Company’s solution, the volume of and revenues derived from sales of products utilizing our third-party partners network, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, the degree of success of the Company’s efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by the Company or its licensees and general economic conditions.

2. Significant Accounting Policies

Loss Per Share
The Company computes net loss per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”), and Staff Accounting Bulletin No. 98 (“SAB 98”). Basic loss per share is calculated by dividing net income (loss) less dividends by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) less dividends by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. As the Company had a net loss applicable to common stockholders, the impact of the assumed exercise of the stock options, warrants and the assumed Preferred Stock conversion in the aggregate amount of 953,604,774 shares and 802,707,994 shares at March 31, 2005 and 2004, respectively, is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), using an intrinsic value approach to measure compensation expenses, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, using a fair value approach.

SFAS 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25 to account for employee stock options. Compensation expense charged to operations in the quarter ended March 31, 2005 and 2004 was $512,000 and $653,000, respectively. Compensation expense charged to operations in the nine months ended March 31, 2005 and 2004 was $1,232,000 and $1,058,000, respectively. Deferred employee compensation of $4,432,000 and $4,937,000 as of March 31, 2005 and June 30, 2004, respectively, is included in the accompanying consolidated financial statements. In accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years 2005, and 2004: risk-free interest rates ranging from 0% to 4.8% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 8 years for the options; and expected volatility of 100%. The following table illustrates the effects on net loss applicable to common stockholders and net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Net loss applicable to common stockholders:
As reported	$(160)	$(2,460)	$(1,311)	$(6,167)
Add:
Stock-based employee compensation included in net loss	512	653	1,232	1,058
Less:
Stock-based compensation expense determined under
fair-value method for all awards, net of related tax effects	(1,575)	(4,733)	(1,661)	(5,299)

Pro forma net loss applicable to common stockholders	$(1,223)	$(6,540)	$(1,740)	$(10,408)

Net loss applicable to common stockholders - basic and diluted
As reported	$(0.00)	$(0.07)	$(0.02)	$(0.19)

Pro forma	$(0.02)	$(0.18)	$(0.03)	$(0.31)

The pro forma results above are not intended to be indicative of or a projection of future results.

Reclassifications
Certain amounts contained in the accompanying fiscal 2004 consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 was scheduled to be effective for variable interest entities created after January 31, 2003. On December 24, 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46(R)”). FIN No. 46(R) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46(R) have been applied on March 31, 2004. The Company determined the adoption of FIN No. 46 and FIN No. 46(R) had no effect on its financial position or results of operations.

In March 2003, the EITF published Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21). This issue addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance is effective for revenue arrangements that the Company entered into in fiscal periods beginning after June 15, 2003. Accordingly, the Company adopted EITF 00-21 on July 1, 2003. The Company determined the adoption of EITF 00-21 did not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 modifies the traditional definition of liabilities to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS No. 150. This new standard is effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning in the first quarter of fiscal 2004. The adoption of SFAS No. 150 had no impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123 (R)”). SFAS No. 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first annual reporting period after December 15, 2005 for Small Business filers.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS No. 151”). SFAS No. 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is the result of a broader effort by the FASB and the International Accounting Standards Board to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchange of Non-monetary Assets (“SFAS No. 153”). This statement was a result of a joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 will have no effect on the Company’s financial position or results of operations.

3. Series D Convertible Preferred Stock

The Series D Preferred Stock has a 7% dividend payable in cash or equity, at the election of Voxware, and each preferred share is convertible into one share of Voxware Common Stock at an initial conversion price of $0.015 per share. The Company paid in-kind dividends to holders of the Series D Preferred Stock through the issuance of 3,110,498 shares and 10,789,233 shares respectively, of the Company’s Common Stock for the three and nine month periods ended March 31, 2005. For the three and nine month periods ended March 31, 2004, the Company paid in-kind dividends to holders of the Series D Preferred Stock through the issuance of 1,521,714 shares and 3,518,944 shares, respectively.

4. Borrowings

On December 30, 2003, the Company entered into a credit facility (the “SVB facility”) with Silicon Valley Bank. The SVB facility initially provided the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan was payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (5¾ % as of March 31, 2005) plus ½ percent per annum and is secured by all of the Company’s assets, including its intellectual property and a guarantee of the Company’s two largest shareholders. In exchange for the SVB facility guarantee, the shareholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants are exercisable into shares of the Company’s Series D Preferred Stock at an exercise price of $0.015 per share.

The Company engaged Hempstead & Co. as its valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., as its valuation expert, the Company recorded a deferred financing asset of $500,000 on its balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004 and has a remaining balance of $307,000 as of March 31, 2005.

On May 28, 2004, the Company entered into a modification agreement to the term loan deferring the seven monthly principal payments originally scheduled to occur from June 1, 2004 through December 1, 2004. Commencing on January 1, 2005, and over the remaining twenty-four (24) payments, the deferred principal payments will be amortized and added to the original principal payment amount. The initial term of the loan has not been extended and the final term loan payment, due on December 1, 2006, shall include all outstanding term loan principal and accrued interest.

On December 8, 2004, the Company entered into a second loan modification agreement with Silicon Valley Bank wherein, among other factors, the working capital line of credit was renewed to December 27, 2005 and increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability is determined by subtracting from $2,000,000 the amount outstanding under the term loan; $1,166,667 as of March 31, 2005. Effective January 1, 2005, the monthly principal payment under the term loan is approximately $56,000. These monthly principal payments under the term loan will have the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate is at prime plus one-half percent with a floor rate of prime of 4.5%.

Proceeds from the $1,500,000 term loan were used to satisfy $1,310,000 of outstanding Federal and State payroll tax liabilities including related interest of $59,000. The remaining $190,000 was used for operating activities. As of March 31, 2005, $833,333 of the working capital facility was available.

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

Our wholly owned subsidiary, Voxware n.v., had an equipment loan with KBC Bank Roeselare. The original amount of this loan was €70,000. This equipment loan was due November 13, 2005, and was payable in 36 equal installments of €2,136. Interest on the facility was charged at 6.12% per annum, and was secured by a blanket lien on equipment. This loan was paid in full and closed in December 2004.

5. Subsequent Events

On April 4, 2005, in connection with the Series D Preferred Stock financing, the Company registered 862,428,073 shares of its Common Stock underlying the Series D Preferred Stock, Series D Preferred Stock warrants and Common Stock warrants with the SEC pursuant to Registration Statements on Form S-2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. Such statements are subject to certain factors that may cause our plans to differ or results to vary from those expected, including the risks associated with: our need to raise additional capital in order to meet the Company’s cash requirements over the next twelve months and continue as a going concern; our need to introduce new and enhanced products and services in order to increase market penetration, and the risk of obsolescence of its products and services due to technological change; our need to attract and retain key management and other personnel with experience in providing integrated voice-based solutions for e-logistics, specializing in the supply chain sector; the potential for substantial fluctuations in our results of operations; competition from others; our evolving distribution strategy and dependence on its distribution channels; the potential that voice-based products will not be widely accepted; and a variety of risks set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly release results of any of these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrences of unexpected results.

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

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP 98-9. SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, does not currently apply since arrangements with our customers do not require significant production, modification, or customization to our software. Revenues from product sales and license fees generally are recognized upon shipment of hardware and applicable software, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. Vendor-specific objective evidence of the fair value of the hardware and software components is based on the price determined by management when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management. Service revenues for professional services fees are generally recognized upon completion of implementation, or over the period in which such services are rendered, provided there are no significant post-delivery obligations connected with such services. Extended warranty and maintenance revenues, including the amounts bundled with initial or recurring revenues, are recognized over the term of the warranty or support period, which is typically one year. If an acceptance period is required, revenues are recognized upon customer acceptance.

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

We accrue for warranty costs based on the average remaining warranty period, in months, multiplied by average monthly warranty expense amount. If we experience claims or significant changes in costs of services, such as third party vendor charges, materials or freight, which could be higher or lower than our historical experience, our cost of revenues could be affected.

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

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements.

Results of Operations

Three Months ended March 31, 2005 versus March 31, 2004 (dollars in table are presented in thousands).

	Three Months ended March 31, 2005	% of Total Revenue	Three Months ended March 31, 2004	% of Total Revenue	$ Change	% Change

Product revenues	$4,470	89.7%	$2,956	90.2%	$1,514	51.2%
Services revenues	512	10.3%	322	9.8%	190	59.0%

Total revenues	4,982	100.0%	3,278	100.0%	1,704	52.0%

Cost of product revenues	1,502	30.2%	1,101	33.6%	401	36.4%
Cost of service revenues	689	13.8%	397	12.1%	292	73.6%
Total cost of revenues	2,191	44.0%	1,498	45.7%	693	46.3%

Gross profit	2,791	56.0%	1,780	54.3%	1,011	56.8%

Research and development	623	12.5%	825	25.2%	(202)	(24.5%)
Sales and marketing	856	17.2%	575	17.5%	281	48.9%
General and administrative	714	14.3%	1,919	58.5%	(1,205)	(62.8%)
Amortization of deferred employee compensation	512	10.3%	653	19.9%	(141)	(21.6%)
Total operating expenses	2,705	54.3%	3,972	121.2%	(1,267)	(31.9%)

Interest expense	(62)	(1.2%)	(60)	(1.8%)	(2)	3.3%
Other expenses, net	(13)	(0.3%)	(67)	(2.0%)	54	(80.6%)

Net income (loss)	$11	0.2%	$(2,319)	(70.7%)	$2,330	(100.5%)

Revenues

We recorded revenues of $4,982,000 for the quarter ended March 31, 2005 compared to revenues of $3,278,000 for the quarter ended March 31, 2004, an increase of $1,704,000 (52%) in total revenues. During the quarter ended March 31, 2005, we recognized $4,894,000 (98% of total revenues) from the sale of voice-based solution products and related services compared to $3,158,000 (96% of total revenues) during the quarter ended March 31, 2004. We expect that sales of voice-based solutions will comprise the most significant portion of our revenue in the foreseeable future. Revenues from speech compression technologies and related services for the quarter ended March 31, 2005 was approximately $87,000 (2% of total revenues) compared to $120,000 (4% of total revenues) for the quarter ended March 31, 2004. Three customers accounted for 34%, 21% and 10% of our total revenues in the quarter ended March 31, 2005.

Total product revenues increased $1,514,000 (51%) to $4,470,000 during the quarter ended March 31, 2005 from $2,956,000 in the quarter ended March 31, 2004. The increase in product revenues for fiscal year 2005 reflects our primary business focus as the development, marketing and sale of our VoiceLogistics product line. We have focused our efforts on developing the market for this product and have not aggressively pursued opportunities with our speech compression business. We anticipate that revenues from the speech compression business will continue to be marginal, both in absolute dollars and as a percentage of revenues.

Service revenues were primarily attributable to professional service fees relating to the delivery and deployment of voice-based solutions. For the quarter ended March 31, 2005, service revenues totaled $512,000, reflecting an increase of $190,000 (59%) from service revenues of $322,000 for the quarter ended March 31, 2004. The increase in service revenues is attributable to professional service fees related to our VoiceLogistics product line.

Cost of Revenues

Overall cost of revenues increased $693,000 (46%) to $2,191,000 in the quarter ended March 31, 2005 from $1,498,000 for the quarter ended March 31, 2004.

Cost of product revenues increased $401,000 (36%) to $1,502,000 in the quarter ended March 31, 2005 from $1,101,000 in the quarter ended March 31, 2004. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Our manufacturing staff, comprised of 5 individuals as of March 31, 2005 and 2004, is included in cost of product revenues. The increase in cost of product revenues is primarily attributable to material costs associated with the increase in sales of the VoiceLogistics product line partially offset by economies of scale in reducing product costs.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $292,000 (74%) to $689,000 in the quarter ended March 31, 2005 from $397,000 in the quarter ended March 31, 2004. As of March 31, 2005 and 2004, customer support and professional services staff, comprised of 33 and 25 individuals, respectively, is included in the cost of service revenues. The increase in cost of service revenues reflects an increased number of employees and third party consultants supporting a larger volume of customer implementations at sites equipped with the VoiceLogistics product line during the quarter ended March 31, 2005 along with the reassignment of seven members of the research and development staff to professional service in March 2004.

Operating Expenses

Total operating expenses decreased by $1,267,000 (32%) to $2,705,000 in the quarter ended March 31, 2005 from $3,972,000 in the quarter ended March 31, 2004. As of March 31, 2005, headcount of operating personnel totaled 39 compared to 37 at March 31, 2004.

Research and development expenses primarily consist of employee compensation, consulting fees and equipment depreciation related to product research and development. Our research and development expenses decreased $202,000 (25%) to $623,000 in the quarter ended March 31, 2005 from $825,000 in the quarter ended March 31, 2004. The decrease in research and development expenses is due primarily to decreased personnel costs and consulting fees paid during the quarter ended March 31, 2005. Our research and development team was comprised of 18 and 23 employees, respectively, throughout most of the quarters ended March 31, 2005 and 2004. In March 2004, seven members of the research and development staff were reassigned to the professional services team. As of March 31, 2005, our research and development team was comprised of 18 employees compared to 17 at March 31, 2004.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), travel expenses, third party finders’ fees and marketing programs, including trade shows, advertisements and printed materials. Sales and marketing expenses increased $281,000 (49%) to $856,000 in the quarter ended March 31, 2005 from $575,000 in the quarter ended March 31, 2004. The increase in sales and marketing expenses is due primarily to sales commissions and third party finders fees associated with the increase volume of VoiceLogistics revenue in fiscal 2005. Our sales and marketing staff was comprised of 12 employees at March 31, 2005 compared to 11 at March 31, 2004.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. General and administrative expenses decreased $1,205,000 (63%) to $714,000 in the quarter ended March 31, 2005 from $1,919,000 in the quarter ended March 31, 2004. As of March 31, 2005, the general and administrative staff was comprised of 10 compared to 9 employees at March 31, 2004. Costs were lower during the quarter ended March 31, 2005 primarily due to the closing of Voxware, n.v.; which reduced costs during the quarter ended March 31, 2004 by $669,000, a reduction of bad debt expense of $382,000 and a decrease of $209,000 for outside consulting and professional service fees due to support required in 2004 to review prior period financial reports.

The non-cash charge of deferred employee compensation expense for the quarter ending March 31, 2005 and 2004 was $512,000 and $653,000, respectively.

The Belgium office was closed as of June 30, 2004, so it had no full-time employees and consultants at March 31, 2005. As of March 31, 2004, the Belgium office maintained a staff of 12, comprised of 7 in cost of revenues (which includes professional services and customer support), 2 in sales and marketing, 3 in general and administrative.

Interest Expense

Interest expense for the quarter ended March 31, 2005 was $62,000 compared to $60,000 for the quarter ended March 31, 2004, a decrease of $2,000 (3%). Interest expense relates primarily to the Silicon Valley Bank credit facility issued December 30, 2003. The interest rate on the Silicon Valley Bank credit facility was 6 ¼% as of March 31, 2005 as compared to 4 ½% as of March 31, 2004. The increased interest rate was offset by the Company’s lower outstanding debt, which was $1,167,000 as of March 31, 2005 as compared to $1,468,000 as of March 31, 2004.

Nine Months ended March 31, 2005 versus March 31, 2004 (dollars in table are presented in thousands).

	Nine Months ended March 31, 2005	% of Total Revenue	Nine Months ended March 31, 2004	% of Total Revenue	$ Change	% Change

Product revenues	$10,745	88.3%	$7,153	90.8%	$3,592	50.2%
Services revenues	1,417	11.7%	728	9.2%	689	94.6%

Total revenues	12,162	100.0%	7,881	100.0%	4,281	54.3%

Cost of product revenues	3,401	28.0%	3,125	39.7%	276	8.8%
Cost of service revenues	2,326	19.1%	1,053	13.3%	1,273	120.9%
Total Cost of Revenues	5,727	47.1%	4,178	53.0%	1,549	37.1%

Gross profit	6,435	52.9%	3,703	47.0%	2,732	73.8%

Research and development	1,582	13.0%	2,209	28.0%	(627)	(28.4%)
Sales and marketing	2,020	16.6%	2,552	32.4%	(532)	(20.8%)
General and administrative	2,195	18.0%	3,489	44.3%	(1,294)	(37.1%)
Amortization of deferred employee compensation	1,232	10.2%	1,058	13.4%	174	16.4%
Total operating expenses	7,029	57.8%	9,308	118.1%	(2,279)	(24.5%)

Interest expense	(185)	(1.5%)	(65)	(0.8%)	(120)	184.6%
Other expenses, net	(8)	(0.1%)	(88)	(1.1%)	80	(90.9%)

Net loss	$(787)	(6.5%)	$(5,758)	(73.1%)	$4,971	(86.3%)

Revenues

We recorded revenues of $12,162,000 for the nine months ended March 31, 2005 compared to revenues of $7,881,000 for the nine months ended March 31, 2004; an increase of $4,281,000 (54%) in total revenues. During the nine months ended March 31, 2005, we recognized $11,867,000 (98% of total revenues) from the sale of voice-based solution products and related services compared to $7,507,000 (95% of total revenues) during the nine months ended March 31, 2004. We expect that sales of voice-based solutions will comprise the most significant portion of our revenue in the foreseeable future. Revenues from speech compression technologies and related services for the nine months ended March 31, 2005 approximated $295,000 (2% of total revenues) versus $374,000 (5% of total revenues) for the nine months ended March 31, 2004. One customer accounted for 38% of our total revenues in the nine months ended March 31, 2005.

Total product revenues increased $3,592,000 (50%) to $10,745,000 during the nine months ended March 31, 2005 from $7,153,000 in the nine months ended March 31, 2004. The increase in product revenues for fiscal year 2005 reflects our primary business focus being the development, marketing and sale of our VoiceLogistics product line. We have focused our efforts on developing the market for this product and have not aggressively pursued opportunities with our speech compression business. We anticipate that revenues from the speech compression business will continue to decline, both in absolute dollars and as a percentage of revenues.

For the nine months ended March 31, 2005, service revenues totaled $1,417,000, reflecting an increase of $689,000 (95%) from service revenues of $728,000 for the nine months ended March 31, 2004. The increase in service revenues is primarily attributable to additional professional service fees related to our VoiceLogistics product line.

Cost of Revenues

Overall cost of revenues increased $1,549,000 (37%) from $4,178,000 for the nine months ended March 31, 2004 to $5,727,000 for the nine months ended March 31, 2005.

Cost of product revenues increased $276,000 (9%) from $3,125,000 in the nine months ended March 31, 2004 to $3,401,000 in the nine months ended March 31, 2005. Our manufacturing staff, comprised of 5 individuals as of March 31, 2005 and 2004, is included in cost of product revenues. The increase in cost of product revenues is primarily attributable to the increase in revenues from the VoiceLogistics product line partially offset by economies of scale in reducing product costs.

Cost of service revenues increased $1,273,000 (121%) from $1,053,000 in the nine months ended March 31, 2004 to $2,326,000 in the nine months ended March 31, 2005. As of March 31, 2005 and 2004, our customer support and professional services staff, comprised of 33 and 25 individuals, respectively, is included in the cost of service revenues. The increase in cost of service revenues reflects an increased number of employees and third party consultants supporting a larger volume of customer implementations at sites equipped with the VoiceLogistics product line during the nine months ended March 31, 2005 along with the reassignment of seven members of the research and development staff to professional services in March 2004.

Operating Expenses

Total operating expenses decreased by $2,279,000 (25%) to $7,029,000 in the nine months ended March 31, 2005 from $9,308,000 in the nine months ended March 31, 2004. As of March 31, 2005, headcount of operating personnel totaled 39 compared to 37 at March 31, 2004.

Our research and development expenses decreased $627,000 (28%) to $1,582,000 in the nine months ended March 31, 2005 from $2,209,000 in the nine months ended March 31, 2004. The decrease in research and development expenses is due primarily to decreased personnel costs and consulting fees paid during the nine months ended March 31, 2005. Our research and development team was comprised of 15 and 22 employees, respectively throughout most of the nine month periods ended March 31, 2005 and 2004. In March 2004, seven members of the research and development staff were reassigned to the professional services team. As of March 31, 2005, our research and development team was comprised of 18 employees compared to 17 at March 31, 2004.

Sales and marketing expenses decreased $532,000 (21%) to $2,020,000 in the nine months ended March 31, 2005 from $2,552,000 in the nine months ended March 31, 2004. The decrease in sales and marketing expenses is due primarily to $813,000 related to Voxware n.v. operations no longer operating in fiscal 2005, partially offset by additional sales and marketing staff in the United States and higher sales commissions associated with higher revenues in fiscal 2005. Our sales and marketing staff was comprised of 12 employees at March 31, 2005 compared to 11 employees at March 31, 2004.

General and administrative expenses decreased $1,294,000 (45%) to $2,195,000 in the nine months ended March 31, 2005 from $3,489,000 in the nine months ended March 31, 2004. As of March 31, 2005, the general and administrative staff was comprised of 10 compared to 9 employees at March 31, 2004. The decrease in general and administrative expenses is primarily due to $1,081,000 of Voxware, n.v. operations no longer operating in fiscal 2005 and $290,000 payroll taxes and late filing penalties recorded in the nine months ended March 31, 2004, offset by increases during the nine months ended March 31, 2005 in professional service, consulting and legal costs of negotiating new customer contracts and SEC related filings.

The non-cash charge of deferred employee compensation expense for the nine months ending March 31, 2005 and 2004 was $1,232,000 and $1,058,000, respectively.

The Belgium office was closed as of June 30, 2004, so it had no full-time employees and consultants at March 31, 2005. As of March 31, 2004, the Belgium office maintained a staff of 12, comprised of 7 in cost of revenues (which includes professional services and customer support), 2 in sales and marketing, 3 in general and administrative.

Interest Expense

Interest expense for the nine months ended March 31, 2005 was $185,000 compared to $65,000 for the nine months ended March 31, 2004, an increase of $120,000 (185%). Interest expense relates to the new Silicon Valley Bank credit facility issued December 30, 2003. As such, interest was only charged on the Silicon Valley Bank credit facility for the last three of the nine months ended March 31, 2004

Liquidity and Capital Resources

As of March 31, 2005, we had $1,505,000 in cash and cash equivalents compared to $1,124,000 in cash and cash equivalents as of June 30, 2004, an increase of $381,000. Our working capital as of March 31, 2005 was $301,000 compared to a working capital deficit of $1,942,000 as of June 30, 2004, an increase of $2,243,000. $2,051,000 of the increase in working capital is due to the reclassification of the preferred stock rescission liability to equity.

Net cash provided by operating activities totaled $544,000 for the nine months ended March 31, 2005, primarily consisting of a net loss of $787,000, an increase of $579,000 in accounts receivable, a decrease of $318,000 in accounts payable and accrued expenses, an increase in inventory of $168,000, offset by amortization of deferred employee compensation of $1,232,000, an increase in deferred revenues of $631,000, a decrease in prepaid assets and other current assets of $324,000, and amortization of financing costs of $131,000.

In the nine months ended March 31, 2005, cash used in investing activities totaled $39,000, primarily consisting of the purchase of property plant and equipment of $92,000 offset by the proceeds of $53,000 from the disposal of fixed assets.

For the nine months ended March 31, 2005, cash used in financing activities totaled $186,000, consisting primarily of a $209,000 repayment of our long term debt. During the nine months ended March 31, 2005, $300,000 was borrowed and subsequently repaid against the Silicon Valley Bank line of credit. As of the date of this filing, there are no amounts outstanding under the line of credit.

Pursuant to the transaction documents relating to our Series D Private Placements consummated in June 2003 and April 2004, we agreed to provide certain registration rights to the purchasers. On September 9, 2004, the Securities and Exchange Commission asserted, among other things, a violation of Section 5 of the Securities Act in connection with these transactions. As such, the purchasers of the Series D Preferred Stock related to the April 2004 offering obtained the right to require us to repurchase the shares sold to the purchasers in the Series D Private Placement at the original purchase price, plus statutory interest from the date of purchase for a period of one year following the date of violation. Upon learning of the SEC’s position in September 2004, we sought and obtained waivers of any right of rescission from the affected shareholders for 100% of the shares. However, since the waivers were not obtained until after year-end, a current liability in the amount of $2,051,000 was recorded at June 30, 2004. As 100% of the affected shareholders have since waived their rescission right, this amount was reclassed from a current liability to Additional Paid in Capital in September 2004.

On December 8, 2004, we entered into a second loan modification agreement with Silicon Valley Bank wherein, among other factors, the working capital line of credit was renewed to December 27, 2005 and increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability is determined by subtracting from $2,000,000 the amount outstanding under the term loan, presently $1,166,667. Starting January 1, 2005, the monthly principal payment under the term loan is approximately $56,000. These monthly principal payments under the term loan will have the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate is at prime plus one-half percent, with a floor rate of prime of 4.5%. As of March 31, 2005, there are no amounts outstanding under the line of credit.

We believe that adequate capital resources will be available to fund our operations through March 31, 2006. Our business plans for the current year show continuing increases in revenue with improved operating efficiency due to increased scale covering overhead costs. Voxware’s customer base continues to expand with existing customers starting to rollout multiple sites as they have proven results. We expect the majority of revenue during the next twelve months will come from existing customers. We have available our line of credit with Silicon Valley Bank. Since the line of credit is guaranteed by two of our key investors, we believe Voxware has the ability to arrange additional asset-based financing above and beyond the current line. Our business plans do not include using this credit line for long-term capital needs. We also believe the progress we are making allows the possibility of raising additional funding.

As of March 31, 2005, 1,500,000,000 shares of common stock were authorized, of which 68,392,577 were issued and outstanding. The table below summarizes the dilutive impact in the event of conversion of all Series D Preferred Stock into common stock, and the exercise of all options and warrants to purchase stock, including options and warrants whose strike price exceeds the market value of our common stock. In addition to those shares of common stock available for issuance, we issue common stock as payment of quarterly dividends to holders of Series D preferred stock. During the nine months ended March 31, 2005, 10,789,233 shares of common stock were issued as dividends to holders of Series D Preferred Stock.

Dilutive Effect of Preferred Stock, Options and Warrants as of March 31, 2005

Common stock issued and outstanding as of March 31, 2005	68,392,577

Dilutive instruments:
Series D preferred stock issued and outstanding, each
convertible into one share of common stock	649,621,940
Outstanding warrants to purchase Series D preferred
stock, each convertible into one share of common stock	156,879,326
Outstanding warrants to purchase common stock *	29,712,846
Outstanding options to purchase common stock *	117,390,702
Common stock plus dilutive instruments outstanding	1,021,997,391

Options to purchase common stock available to issue
pursuant to various stock option plans	66,315,432
Common stock outstanding if all dilutive instruments
are converted and exercised	1,088,312,823
* Includes all "in-the-money" and "out-of-the-money" warrants and options.

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

If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. As of March 31, 2005, we had an accumulated deficit of $66,653,000. If we continue to incur operating losses and fail consistently to be a profitable company, we may be unable to continue our operations. In addition, we expect to continue to incur net losses in at least the near term quarters. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. For the nine months ended March 31, 2005, one customer accounted for 38% of our total revenues. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could have a material adverse affect on our results of operations.

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

There are a number of factors, which may cause substantial variability in our quarterly operating results. Our revenue, gross profit, operating income and net income may vary substantially from quarter-to-quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include, but are not limited to, the following:

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

If our third-party partners do not effectively market and service our products, we may not generate significant revenues or profits from sales of our products. We expect to utilize third parties, such as RF (Radio Frequency) system vendors, consultants, value added resellers, and system integrators, to sell and/or assist us in selling our products. To date, we have signed agreements with several of these third-party partners. We believe that the establishment of a network of third-party partners with extensive and specific knowledge of the various applications critical in the industrial market is important for us to succeed in that market. Some third-party partners also purchase products from us at a discount and incorporate them into application systems for various target markets and/or consult us in the development of application systems for end users. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party partners to sell and service our products effectively and that provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. Either party generally may terminate our current arrangements with third-party partners at any time upon 30 days prior written notice. We cannot assure you that our partners will continue to purchase and re-sell our products or provide us with adequate levels of support. If our partner relationships are terminated or otherwise disrupted our operating performance and financial results may be adversely affected.

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

The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock closed as high as $0.095 and as low as $0.03 per share between July 1, 2004 and March 31, 2005. Historically, the over-the-counter markets for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

• fluctuations in our quarterly revenue and operating results;
• announcements of product releases by us or our competitors;
• announcements of acquisitions and/or partnerships by us or our competitors;
• increases by us in outstanding shares of Common Stock upon exercise or conversion of derivative securities; and
• delays in producing finished goods inventory for shipment.

There is no assurance that the price of our stock will not continue to be volatile in the future.

We may be in violation of Section 5 of the Securities Act and consequently certain purchasers may have rescission rights as to securities acquired. Pursuant to the transaction documents relating to our Series D Private Placements consummated in June 2003 and April 2004, we agreed to provide certain registration rights to the purchasers. Accordingly, we filed a registration statement in a timely manner as required by the transaction documents and have received comments from the Securities and Exchange Commission regarding, among other things, a potential violation of Section 5 of the Securities Act in connection with our April 2004 Series D Private Placement. On November 14, 2003, we filed such initial registration statement on Form S-2. We subsequently amended that registration statement on June 25, 2004 to increase the number of shares to be registered as a result of transactions consummated by us in December 2003 and April 2004 after the initial filing date of such registration statement. These sales occurred after the filing of the initial registration statement which was not yet declared effective, and we attempted to add these shares to the pending registration statement. If such action was held by a court or other governmental body to be a violation of the Act, we could be required to repurchase the shares sold to the purchasers in the Series D Private Placement at the original purchase price, plus statutory interest from the date of purchase for a period of one year following the date of violation. As of April 4, 2005, these registration statements were declared effective.

Dilution and other factors, including the registration of the 862,478,073 shares covered by our recent registration statements, which represent 92.7% of our outstanding Common Stock, may continue to affect the price of our Common Stock in the future. Our stockholders have experienced, and will continue to experience, substantial dilution as a result of the terms of our Series D Preferred Stock, warrants and stock options issued, or potentially to be issued, in connection with prior private placements and our stock option plans. Any increase in the number of shares of Common Stock issuable may result in a decrease in the value of the outstanding shares of Common Stock. If the 862,478,073 shares of our Common Stock were issued, the current outstanding Common Stock as of March 31, 2005 would represent 7.3% of total outstanding after such issuance. Such dilution and other factors may have a material adverse affect on the price of our Common Stock in the future.

Pursuant to the terms of an amendment to the investor rights agreement entered into in connection with our Series D Preferred Stock financing in April 2004, we were obligated to use our best efforts to have the registration statement declared effective no later than June 30, 2004. Subsequent waivers delayed this deadline to June 30, 2005. Our failure to have the registration statement declared effective by June 30, 2005 would have obligated us to issue to certain purchasers additional Common Stock warrants to purchase up to 18,666,667 additional shares of Common Stock at an exercise price of $0.015 per share. The registration statement was declared effective in April 2005. We will use our best efforts to ensure the registration statement remains effective and do not expect to issue any additional Common Stock warrants. In the event the registration does not remain effective, such purchasers may make a claim against us for the issuance of such additional Common Stock warrants.

The perceived risk of dilution or any actual dilution occasioned by the conversion of Series D Preferred Stock, exercise of the 2003 Warrants and/or issuance of awards under the 2003 Stock Option Plan may cause our stockholders to sell their shares, which would contribute to the downward movement in stock price of our Common Stock. In addition, the significant downward pressure on the trading price of our Common Stock could encourage investors to engage in short sales, which would further contribute to the downward spiraling price of our Common Stock.

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

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales of substantial amounts of our Common Stock in the public market that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of March 31, 2005, these shares include:

•	approximately 1,631,730 shares of our Common Stock owned by our executive officers and directors;
•	approximately 128,436,881 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act;
•	approximately 649,621,940 shares of our Common Stock issued or issuable upon conversion of the Series D Preferred Stock which may be sold under our prospectuses that have been filed under the Securities Act;
•
approximately 156,879,326 shares of our Common Stock issuable upon the exercise and conversion of the Series D Preferred Stock warrants which may be sold under our prospectuses that have been filed under the Securities Act;

•
up to 18,666,667 shares of our Common Stock potentially issuable to warrant holders upon the exercise of Common Stock warrants under penalty clauses contained in agreements with certain Series D Preferred stockholders; the holders who were awarded these warrants have contingently waived their right to receive these warrants;

•
an undetermined amount of additional shares of our Common Stock potentially issuable as dividends on the Series D Preferred Stock which may be sold under our prospectuses filed under the Securities Act; and

•	additional shares of our Common Stock that may be issuable under penalty clauses contained in agreements with certain stockholders.

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

In connection with the Series D Preferred Stock financing, we registered additional shares of our Common Stock. In connection with the Series D Preferred Stock financing, we registered 862,478,073 additional shares of our Common Stock underlying the Series D Preferred Stock, Series D Preferred Stock warrants and Common Stock warrants. Consequently, sales of substantial amounts of our Common Stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our Common Stock.

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of March 31, 2005, our executive officers, directors and affiliated entities together beneficially own approximately 961,404,401 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our Common Stock is considered “a penny stock” and may be difficult to sell. The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Presently, the market price of our Common Stock is substantially less than $5.00 per share and therefore is designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our Common Stock and may affect the ability of investors to sell their shares. In addition, since our Common Stock is traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our Common Stock.

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

The material weakness reported for fiscal year 2004 related to the fact that we did not have sufficient competent accounting personnel that resulted in deficiencies in processes relating to account analyses and reconciliations, including lack of timely management review. For example, the lack of timely management review contributed to a restatement of our Form 10-K for the year ended June 30, 2003 and the restatements of our Form 10-Qs for the quarters ended September 30, 2003 and December 31, 2003. In addition, these issues contributed to our need to file an extension of time to file our Form 10-K for the year ended June 30, 2004. Our auditors advised us that they consider these matters to be “material weaknesses” that, by themselves or in combination, result in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

We have taken steps to improve the controls in this area. For example, we consolidated our financial reporting functions and hired a new Chief Financial Officer in June 2004, a new Controller in December 2004 and a new Accounting Manager in January 2005, and we plan to add accounting personnel to oversee internal controls for financial reporting. The implementation of this process began during the fourth quarter of fiscal 2004 and is expected to be completed during the fourth quarter of fiscal 2005. We do not believe that the costs associated with consolidating the reporting process and the hiring of the new personnel will have a material adverse affect on our financial condition because these employees replaced former employees and consultants performing similar functions. However, despite these steps, we may experience reportable conditions and material weaknesses in the future, which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material. We cannot assure you that our auditors will determine that the material weakness has been remedied by the end of our fiscal year ended June 30, 2005.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the completion of its audit of, and the issuance of an unqualified report on, our consolidated financial statements for the fiscal year ended June 30, 2004, our independent auditors, BDO Seidman, LLP (“BDO”), communicated to our Audit Committee that the following matters involving our internal controls and operation were considered to be “reportable conditions”, as defined under standards established by the American Institute of Certified Public Accountants.

At various times during the year we did not have sufficient competent accounting personnel, and as a result processes relating to account analyses and reconciliations including lack of timely management review, contributed to the restatement of our prior year Form 10-K and the restatements of our September 30, 2003 and December 31, 2003 Form 10-Qs. In addition, these issues contributed to our need to file an extension of time to file our 2004 Form 10-K.

Reportable conditions are matters coming to the attention of the independent auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, BDO has advised us that they consider these matters, which are listed above, to be “material weaknesses” that, by themselves or in combination, result in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer who joined in January 2004 and Chief Financial Officer who joined in June 2004, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on the foregoing, our new Chief Executive Officer and new Chief Financial Officer have determined that for the period ended March 31, 2005, our disclosure controls and procedures were not effective at a reasonable assurance level based upon deficiencies identified by BDO. We are actively seeking to remedy these deficiencies. This process is ongoing, and includes the following:

We decided to consolidate our financial reporting in our Lawrenceville, New Jersey facility, which will roll-up financial information on a real-time basis. The implementation of that process began during the fourth quarter of fiscal 2004 and is expected to be completed during the fourth quarter of fiscal 2005. We believe this consolidation will provide more timely operating information, a more efficient system of checks and balances to assure accurate reporting of detailed transactions, and more efficient month-end closing procedures to provide a comprehensive internal review before financial information is considered final.

To facilitate the consolidation of the reporting process, we hired a new Controller in December 2004, reporting to the Chief Financial Officer, who will oversee and control the timely and accurate capture of monthly data. In addition to the Controller, a new Accounting Manager was hired in January 2005 and one additional accounting support staff will be hired to augment the existing team. Costs associated with consolidating the reporting process will not have a material adverse effect on the financial condition of the Company.

Other than for the matters discussed above, there were no changes during the quarter ended March 31, 2005 in the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our business, operating results or financial condition.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Securities

On January 26, 2005, the Board of Directors of Voxware, Inc. approved the grant of options to 58 employees to purchase an aggregate of 36,629,514 shares of our Common Stock under our 2003 Incentive Stock Option Plan. Additional grants of options to 3 individuals to purchase an aggregate of 1,325,000 were approved by the Board of Directors of Voxware, Inc. in February 2005 and March 2005. The options were granted as part of the 2004 bonus plan for existing employees, to new employees pursuant to their various offers of employment, and to a new member of the Board of Directors. Such options have an exercise price of $0.02 per share with a typical vesting schedule ranging between three and one-half to four years.

The Company did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering, and Rule 701 promulgated thereunder. Each of the recipients was an accredited investor, acquired the securities for investment purposes only and not with a view to distribution and had adequate information about the Company.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On April 4, 2005, in connection with the Series D Preferred Stock financing, the Company registered 862,428,073 shares of its Common Stock underlying the Series D Preferred Stock, Series D Preferred Stock warrants and Common Stock warrants with the SEC pursuant to Registration Statements on Form S-2.

Item 6. Exhibits

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

Dated: May 10, 2005

VOXWARE, INC.
(Registrant)

By: /s/ Thomas J. Drury, Jr.
Thomas J. Drury, Jr., President,
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Paul Commons
Paul Commons, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)