Form 10KSB
period 2005-06-30
VOXWARE INC
filed 2005-09-26
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-021403

VOXWARE, INC.
(Name of Small Business Issuer in its Charter)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no discloser will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The revenues for the fiscal year ended June 30, 2005, the most recent fiscal year, were $17,502,000.

The aggregate market value of the common voting stock held by non-affiliates of the Registrant was approximately $19,643,000 as of August 31, 2005, based upon the closing sale price of the Common Stock as quoted on the NASDAQ OTC Bulletin Board.

The number of shares of the Registrant’s Common Stock outstanding as of August 31, 2005 is 936,277,855.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-KSB will be set forth in, and is incorporated by reference from the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders.

VOXWARE, INC.
ANNUAL REPORT ON FORM 10-KSB

PART I

This Annual Report on Form 10-KSB contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management, as well as assumptions made by and the information currently available to our management. When used in this Annual Report, the words “estimate”, “project”, “believe”, “anticipate”, “intend”, “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this Annual Report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent circumstances, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this Annual Report, or to reflect the occurrence of unanticipated events. You should carefully review the risk factors set forth herein and in other reports or documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

ITEM 1.    BUSINESS.

Overview

We are a leading provider of voice-based technology that optimizes the front line logistics and distribution center workforce. Our primary product, VoiceLogistics®, enables warehouse workers to perform a wide array of logistics tasks such as picking, receiving, put away, replenishment and returns processing more efficiently and effectively. VoiceLogistics also gives distribution center management an effective tool for reducing logistics costs and optimizing complex materials handling processes.

The VoiceLogistics solution is a combination of software, hardware and professional services. Enabled by our patented speech recognition VoiceXML™ web browser technology, the VoiceLogistics solution creates a dynamic, real-time link between highly mobile workers, the warehouse management system (WMS) and supervisory personnel. We believe that our patented solution is unique in the industry because it is the first web-based, people-centric, interactive speech recognition application engineered specifically to operate in highly demanding industrial environments.

We sell VoiceLogistics primarily to large companies that operate warehouses and distribution centers. We have customers from a variety of industry sectors, including food service, grocery, retail, consumer packaged goods, automotive parts, third party logistics providers and wholesale distribution. Our technology has the ability to integrate easily (generally in less than 90 days) with an external WMS. VoiceLogistics revenues are generated from product sales, license fees, professional services and maintenance fees.

Products and Services

The VoiceLogistics product line is the primary focus of our operations. It targets the mobile, front line workforce in modernized distribution centers, providing a highly interactive means of utilizing the powers of hearing and speech to optimize many logistics tasks.

The VoiceLogistics solution includes software and hardware components, and generally some professional services elements. The software component includes two important Voxware proprietary software technologies that are installed on each wearable computer. These technologies are comprised of our noise-robust Voxware Integrated Speech Recognition Engine (VISE™), designed specifically for high performance industrial environments, and our patented Voice Extensible Markup Language (VoiceXML) voice browser, called VoxBrowser™ , which uses standard web technologies to enable application-level functionality on the wearable computer.

The VoiceLogistics solution also generally includes Voxware proprietary application software that is installed on a server that communicates with a central WMS (or system of record) and many special purpose wearable computers that are worn by individual warehouse workers. Using a wireless LAN, VoiceLogistics directs the workers by giving them tasks and verifying what they do. Our solution also updates the central system and is capable of responding immediately to a wide variety of situations that can develop as the work shift progresses. With VoiceLogistics, we believe workers are generally more productive and accurate than would otherwise be possible.

During most of fiscal 2004, the VoiceLogistics wearable computer was the VLS-310. It is a highly rugged device that has been successfully deployed to thousands of warehouse workers in North America and Europe. At the end of fiscal 2004 we introduced our current VoiceLogistics wearable computer, the VLS-410, a proprietary system manufactured by us.

We believe that the VLS-410 offers some of the best internal components of any voice-only wearable computer for today’s industrial markets, including a fast 400 Mhz Intel Xscale processor and 128 MB of SDRAM and 64MB Flash memory. We are working with major vendors of handheld wireless computers to also provide the VoiceLogistics software components on their devices; a development that will give customers an additional choice of hardware in the future, and will allow us to expand our product line with new, multi-modal versions of VoiceLogistics, which will work both via speech recognition and other modes, such as keyboard, screen, or barcode scanning, as appropriate.

The VoiceLogistics solution includes software and hardware components, and generally some combination of professional services, extended maintenance and customer support elements. We offer customers the option to retain us to provide installation, implementation and training services, as well as other assistance in tailoring our solution to meet specific requirements within their facilities. We also offer customers the option to enter into extended warranties on hardware, and annual software maintenance and customer support arrangements with us.

We purchase parts and electronics assemblies for our wearable computer products from external vendors. We also have external vendors perform major sub-assemblies where appropriate and cost efficient. We have one sole source vendor for a critical component. Our employees perform final assembly and testing. We also offer customers the opportunity to purchase accessories such as headsets and computer hardware that we purchase from third party vendors for resale.

Sales and Distribution

We sell directly to large companies in North America and Europe. We also utilize third parties such as consultants, value added resellers (VARs), barcode equipment manufacturers and vendors, and systems integrators to sell or assist us in selling our products. To date, we have signed agreements with several third party partners. We believe that the establishment of a network of third party partners with extensive knowledge of specific market sectors is important to our long-term success in those sectors.

In fiscal 2003, we acquired Voxware, n.v., which was a full-service office (sales, marketing, professional services, support and finance) in Brugge, Belgium. We further expanded our European presence with personnel additions in the United Kingdom, France and Germany during fiscal 2003. Subsequently, we won initial deals with new customers in a variety of European markets including the United Kingdom, the Benelux region, France and Germany. At the end of fiscal 2004 we decided to close our Belgium sales and support office and concentrate our European efforts from an office in the United Kingdom.

While not traditionally a major focus in the past, we have worked with third party partners who purchase products from us at a discount and incorporate them into application systems for various target markets and/or consult with us in the development of application systems for end-users. These application systems integrate our products with additional hardware and software components and include service and product support. These partners then resell or lease the application systems to end-user customers. Under these types of partnership agreements, we warrant to repair, replace or refund the purchase price of any defective product delivered to a third party partner or their customer, provided that we are notified of the defective product generally within 90 days from delivery of the product to the end-user in the case of software and up to one year in the case of hardware. We expect to expand our partnership channel not only in North America, but also abroad, with particular emphasis on the development of strategic relationships with barcode equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. We believe that in the industrial speech recognition market, strategic partnerships with these various parties are critical to success.

Building a network of third party partners such as those described above takes time and requires different sales and marketing expertise than that required to build a direct to end user software distribution channel, or an original equipment manufacturer (OEM) relationship for technology. There can be no assurance that we will be successful in developing strategic relationships with channel partners, hardware vendors, VARs, logistics consultants, or WMS vendors.

Customers

Our customers include some of the largest and best-known companies in their respective industries, including 7-Eleven, Argos Limited, Somerfield Stores, US Foodservice, and 99 Cent Only Stores. We grew our customer base in fiscal 2004 and 2005 and are optimistic our increased momentum in key market sectors such as retail, consumer packaged goods and food service will continue. For the year ended June 30, 2005, US Foodservice accounted for approximately 36% of our total revenues. There can be no assurance that this customer will continue to seek our products and services at the same levels as they have in the past, or at all.

Our standard warranty policy generally allows customers or end-users to return defective products for repair, replacement or refund of purchase price, provided that we are notified of the defective product generally within 90 days from delivery of the product to the end-user in the case of software and up to one year in the case of hardware. Substantially all components, parts and subassemblies purchased by Voxware are covered by manufacturer warranties for periods ranging from 30 days to one year from date of purchase by us.

Competition

We encounter competition from two primary sources. We experience direct competition from companies offering similar voice-based solutions. Additionally, our solution competes with technologies that may be considered an alternative to voice-based solutions.

The VoiceLogistics solution integrates hardware, software and service components. There are several alternative providers against whom we compete to market some or all of those components. The major competitor offering a similar solution is Vocollect, Inc. Vocollect, Inc. markets a wearable voice-based computer and complementary software. Vocollect also indirectly sells voice-based systems within the logistics and distribution market to resellers who also compete against us. In addition to Vocollect, Inc. and their resellers, there are other vendors who promote similar solutions, including Lucas Systems, Inc, FKI Logistex, a subsidiary of FKI PLC, and SAE Systems. In July 2005, FKI Logistex became an OEM reseller for us.

In each application area, there exist alternatives to voice-based solutions. Barcode scanning devices, for example, represent a competitive alternative to voice-based products in certain warehouse picking applications. Thus, barcode product companies such as Symbol Technologies, Inc., Intermec Technologies Corporation (a subsidiary of UNOVA, Inc.), LXE Inc. (a wholly-owned subsidiary of Electromagnetic Sciences, Inc.), and Psion Teklogix, can be considered competitors in the logistics and fulfillment marketplace. However, while these barcode product companies can sometimes be competitors to us, we also have begun working on formalizing relationships with several of these companies to provide potential customers with complementary joint product offerings to best meet their specific needs. Likewise, in the package sorting and remittance processing segments, keyboards are the most prevalent alternative along with an increasing use of barcode scanning. Inspection, receiving, and inventory applications use keyboards as well, but often pen and paper comprise the primary alternative method in those cases. Many warehouse applications have access to more technologically sophisticated alternatives, but few have implemented them. These same barcode product companies are also modifying, or expected to modify, their products to include “voice” capabilities, which will compete with our hardware sales.

Sale of Speech Coding Business

Prior to our acquisition of the assets of Verbex Voice Systems, Inc. (Verbex) on February 18, 1999, we developed, marketed, licensed and supported digital speech and audio technologies, solutions and applications. On September 21, 1999, our stockholders approved the sale of substantially all of the assets of our speech coding business to Ascend Communications, Inc. The sale to Ascend did not include our rights and obligations under our then existing speech coding license agreements. As part of the sale, we received a license from Ascend to use the speech coding technologies necessary to service those existing licensees. With the consent of Ascend, we may also license the speech coding technologies to new licensees for uses that are not competitive with Ascend. Our revenue from licensing speech coding technologies and audio compression technologies represented 2% and 3% of total revenue in the years June 30, 2005 and 2004, respectively. While we may continue to take advantage of favorable opportunities to license our speech coding technologies in the future, we do not anticipate dedicating resources to the development, marketing or licensing of our speech coding technologies to potential new licensees.

Patents and Proprietary Information

VoiceLogistics is based on our VISE speech engine, which is a continuous speech recognizer, and highly noise-tolerant. We believe it is the first speech recognizer to be engineered specifically for use in highly demanding industrial environments. VoiceLogistics and all of our other voice-based products sold to industrial customers are based on VISE technology.

Our proprietary VLS-410 wearable computer incorporates an embedded version of our VISE speech recognition engine with a standards based interface that allows for interfaces with a wide variety of WMS packages. This embedded engine is also suitable for applications such as handheld, portable or mobile devices, and other applications, which may benefit from a noise robust speech interface, and employ some type of processing capability. Our VoiceLogistics solution also employs our patented invention of systems and methods for using standard Internet protocols in conjunction with VoiceXML web pages to remotely program portable voice devices, such as our VoiceLogistics computer, that direct and guide users through defined tasks and work. The United States Patent and Trademark Office notified us that our application for patent protection of this invention (Patent #6662163) was approved on December 9, 2003.

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

Employees

As of June 30, 2005, we had 88 full-time employees and consultants, consisting of 42 in cost of goods sold (which includes professional services, customer support and manufacturing), 20 in research and development, 15 in sales and marketing and 11 in general and administrative. Fifty-two of our employees are located at our Cambridge, Massachusetts facility, 22 are located at our corporate offices in Lawrenceville, New Jersey, 5 work with our sales and customer support office in the United Kingdom and 9 work elsewhere. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe we have good relations with our employees.

Corporate Information

We were incorporated on August 20, 1993. Our headquarters is located at Lawrenceville Office Park, 168 Franklin Corner Road, Lawrenceville, NJ 08648. Our telephone number is (609) 514-4100.

We file annual, quarterly and current reports, proxy statements and other documents with the SEC, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and at 233 Broadway, 16th Floor, New York, New York 10279. You may obtain information on the operation of the Public Reference Room by calling the SEC at +1 800 SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov. In addition, we also make available free of charge on or through our Internet website, http://www.voxware.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC. Copies of our SEC filings may also be obtained by calling our main number and asking for investor relations or emailing: ir@voxware.com. Information on our website is not a part of this report.

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

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-KSB.

Risks Relating to Our Business and Operations

If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. During fiscal 2005, the net loss of $760,000 contributed to an accumulated deficit of $66,626,000 as of June 30, 2005. If we continue to incur operating losses and fail consistently to be a profitable company, we may be unable to continue our operations. In addition, given the funding raised in the August 2005 private placement, we plan to increase spending in research and development along with sales and marketing at levels higher than in the recent past and possibly disproportionate to revenue thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

If we cannot raise adequate capital in the future, we may be unable to continue our product development, marketing and business generally. In the future, we may need to raise additional capital to fund operations, including product development and marketing. Funding from any source may not be available when needed or on favorable terms. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit, delay, scale-back or eliminate product development programs, marketing or other activities. We might be forced to sell or license our technologies. Any of these actions might harm our business. If additional financing is obtained, the financing may be dilutive to our current stockholders.

We rely substantially on key customers. Our customer base is highly concentrated. For the year ended June 30, 2005, one customer accounted for 36% of our total revenues. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could have a material adverse affect on our results of operations.

We have a sole source vendor for a critical hardware component. One of our vendors provides a key component for our wearable computer hardware. Any disruption in supply by this vendor would prohibit us from shipping product and thus recognizing revenue. In addition, other vendors provide custom-made components that would take time to reproduce with other suppliers should a current vendor fail to deliver quality product in a timely manner.

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

There are a number of factors which may cause substantial variability in our quarterly operating results. Our revenue, gross profit, operating income or loss and net income or loss may vary substantially from quarter-to-quarter due to a number of factors.

Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include, but are not limited to, the following:

•    market acceptance of our products;
•    timing and levels of purchases by customers;
•    interruption and delays in production caused by vendor delays;
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

If our third-party partners do not effectively market and service our products, we may not generate significant revenues or profits from sales of our products. We expect to utilize third parties, such as hardware system vendors, consultants, value added resellers, and system integrators, to sell and/or assist us in selling our products. To date, we have signed agreements with several of these third-party partners. We believe that the establishment of a network of third-party partners with extensive and specific knowledge of the various applications critical in the industrial market is important for us to succeed in that market. Some third-party partners also purchase products from us at a discount and incorporate them into application systems for various target markets and/or consult us in the development of application systems for end users. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party partners to sell and service our products effectively and that provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. Either party generally may terminate our current arrangements with third-party partners at any time upon 30 days prior written notice. We cannot assure you that our partners will continue to purchase and re-sell our products or provide us with adequate levels of support. If our partner relationships are terminated or otherwise disrupted our operating performance and financial results may be adversely affected.

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

Risks Relating to Our Securities

The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock closed as high as $0.095 and as low as $0.030 per share between July 1, 2004 and June 30, 2005. Historically, the over-the-counter markets for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

•	fluctuations in our quarterly revenue and operating results;
•	announcements of product releases by us or our competitors;
•	announcements of acquisitions and/or partnerships by us or our competitors;
    •            increases in outstanding shares of Common Stock upon exercise or conversion of derivative securities and the issuances of Common Stock pursuant to our private placement transactions; and
    •            delays in producing finished goods inventory for shipment.

There is no assurance that the price of our stock will not continue to be volatile in the future.

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales of substantial amounts of our Common Stock in the public market that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of August 31, 2005, these shares include:

•	approximately 36,445,677 shares of our Common Stock owned by our executive officers and directors;
•	approximately 302,147,182 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

The sale of substantial amounts of our Common Stock by certain affiliates, including our largest stockholders, or the sale of substantial amounts of our Common Stock received through the exercise of outstanding options and/or warrants, or the perception of such sales, may have a material adverse effect on our stock price.

If the holders of the warrants and options to purchase our Common Stock elect to have their collective holdings assumed by a potential acquirer of us, the potential acquirer could be deterred from completing an acquisition of us. Also, if the holders of the warrants and options to purchase our Common Stock elect to have their holdings remain outstanding after an acquisition of us, the potential acquirer could be deterred from completing an acquisition of us.

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of August 31, 2005, our executive officers, directors and affiliated entities together beneficially own approximately 764,238,877 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

Risks Relating to Accounting Rules and Internal Controls

Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges.

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

•	revenue recognition;
•	accounting for share-based payments; and
•	accounting for income taxes.

In particular, the FASB recently enacted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which we will adopt effective in the third quarter of fiscal 2006. As a result, we expect that SFAS 123R will have a significant adverse effect on our reported financial results and may impact the way in which we conduct our business, which may affect our stock price.

Our auditors determined that there was a material weakness in our internal controls over financial reporting during fiscal 2004 and we only recently were able to conclude that our disclosure controls were effective. In connection with their audit of our financial statements for the fiscal year ended June 30, 2004, our independent registered public accountants reported a material weakness in our internal controls over financial reporting. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud, in amounts that would be material in relation to the financial statements being audited, may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

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

We have taken steps to improve the controls in this area. For example, we consolidated our financial reporting functions and hired a new Chief Financial Officer in June 2004, a new Controller in December 2004, a new Accounting Manager in January 2005, and other accounting personnel to oversee internal controls for financial reporting. The implementation of this process began during the fourth quarter of fiscal 2004 and was completed during the fourth quarter of fiscal 2005. We do not believe that the costs associated with consolidating the reporting process and the hiring of the new personnel had a material adverse effect on our financial condition because these employees replaced former employees and consultants performing similar functions. However, despite these steps and our conclusion that our controls were effective as of June 30, 2005, we may experience reportable conditions and material weaknesses in the future, which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material.

ITEM 2.    PROPERTIES.

Effective July 1, 2000, we entered into a lease for our headquarters facility, which contains approximately 4,000 square feet of office space in Lawrenceville, New Jersey. The initial term of this lease expired on June 30, 2003. This lease has been extended and will expire on March 31, 2006. On July 27, 2005, the lease was amended to include an additional 1,350 square feet. Payments under this lease consist of a base rent of $19.00 per square foot to December 31, 2004, $19.76 per square foot from January 1, 2005 to November 30, 2005, and $20.29 per square foot from December 1, 2005 to March 31, 2006. Beginning in 2005, the lease requires us to pay for escalations for property operating expenses, property taxes and other items.

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

In June 2004, we leased approximately 400 square feet in Reading, England. This facility serves as a sales and service office for our customers based in the United Kingdom. The initial lease term expired in June 2005, but renews automatically in three-month increments until terminated in writing. We are obligated to pay minimum lease payments of approximately £2,250 per month, plus a pro rata share of operating expenses for the building.

Our European facility, which was located in Brugge, Belgium, contained approximately 4,000 square feet of office space. We leased this space for customer support, professional services, product marketing and sales. Total payments under this lease consisted of a base rent of $4.00 per square foot, plus escalations for property operating expenses, property taxes and other items. This office was closed at the end of June 2004.

We expect to lease additional space to meet our growing needs during the fiscal year ending June 30, 2006.

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

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Since March 1, 2001, our Common Stock has traded on the Nasdaq OTC Bulletin Board under the symbol VOXW.ob. The following table sets forth the high and low sale prices per share as quoted on the Nasdaq OTC Bulletin Board for our two most recent fiscal years:

	High	Low
Fiscal Year Ended June 30, 2004:
Quarter ended September 30, 2003	$0.225	$0.065
Quarter ended December 31, 2003	$0.185	$0.090
Quarter ended March 31, 2004	$0.170	$0.050
Quarter ended June 30, 2004	$0.060	$0.035
Fiscal Year Ended June 30, 2005:
Quarter ended September 30, 2004	$0.055	$0.032
Quarter ended December 31, 2004	$0.095	$0.030
Quarter ended March 31, 2005	$0.071	$0.041
Quarter ended June 30, 2005	$0.065	$0.033

As of June 30, 2005, there were approximately 260 holders of record of our Common Stock. We have never declared nor paid any cash dividends on our Common Stock. We do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of June 30, 2005 with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders	105,393,317	$ 0.0291	72,037,932

There are no equity compensation plans that have not been approved by security holders.

Sale of Unregistered Securities

On August 11, 2005, the Company entered into a Common Stock Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to issue an aggregate of up to 206,250,000 shares of its Common Stock, $0.001 par value per share, in a private placement. On August 11, 2005, the Company issued and sold an aggregate of 188,860,967 shares of Common Stock, and on August 22, 2005, the private placement's second and final closing, the Company issued and sold an additional 17,389,030 shares of Common Stock. A total of 206,249,997 shares of Common Stock were issued through the August 2005 private placement. In connection with the private placement, the holders of a majority of the Company's Series D Preferred Stock agreed to convert all of the Company's outstanding shares of Series D Preferred into shares of Common Stock. As a result, 649,016,089 shares of Common Stock were issued upon conversion all of the outstanding shares of Series D Preferred Stock and 1,902,857 shares of Common Stock were issued in lieu of paying cash dividends on the Series D Preferred Stock from July 1, 2005 to August 11, 2005. Warrants to purchase 156,879,326 shares of Common Stock were issued to the holders of warrants to purchase Series D Preferred Stock as a result of the conversion of the Series D Preferred Stock.

The Company did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Each of the investors represented to us that it was an accredited investor, acquired the securities for investment purposes only and not with a view to distribution and had adequate information about the Company.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchases

None.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

Overview

We are a leading provider of voice-based technology that optimizes the front line logistics and distribution center workforce. Our primary product, VoiceLogistics®, enables warehouse workers to perform a wide array of logistics tasks such as picking, receiving, put away, replenishment and returns processing more efficiently and effectively. VoiceLogistics also gives distribution center management an effective tool for reducing logistics costs and optimizing complex materials handling processes.

The VoiceLogistics solution is a combination of software, hardware and professional services. Enabled by our patented speech recognition VoiceXML™ web browser technology, the VoiceLogistics solution creates a dynamic, real-time link between highly mobile workers, the warehouse management system (WMS) and supervisory personnel. We believe that our patented solution is unique in the industry because it is the first web-based, people-centric, interactive speech recognition application engineered specifically to operate in highly demanding industrial environments.

We sell VoiceLogistics primarily to large companies that operate warehouses and distribution centers. We have customers from a variety of industry sectors, including food service, grocery, retail, consumer packaged goods, automotive parts, third party logistics providers and wholesale distribution. Our technology has the ability to integrate easily (generally in less than 90 days) with an external WMS. VoiceLogistics revenues are generated from product sales, license fees, professional services and maintenance fees.

Selected Financial Data

The selected statement of operations data for the years ended June 30, 2005 and 2004, and the selected balance sheet data as of June 30, 2005 and 2004 have been derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-KSB. The selected statements of operations data for the fiscal years ended June 30, 2003, 2002 and 2001, and the balance sheet data as of June 30, 2003, 2002 and 2001, have been derived from our audited financial statements not included herein. The selected statement of operations data set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB.

	Year Ended June 30,
	2001	2002	2003	2004	2005

Statement of Operations Data:
Total revenues	$2,045	$4,501	$8,392	$11,650	$17,502
Total cost of revenues	$1,533	$2,417	$4,342	$7,669	$8,065
Net loss applicable to common
stockholders	$(19,234)	$(53,917)	$(7,644)	$(10,326)	$(1,456)
Net loss per share applicable to
common stockholders - basic and
diluted	$(1.32)	$(0.32)	$(0.31)	$(0.29)	$(0.03)
Weighted average number of shares
used in computing net loss per
common share-basic and diluted	14,517	18,575	24,399	35,312	57,854

	As of June 30,
	2001	2002	2003	2004	2005

Balance Sheet Data:
Cash, cash equivalents, cash held in
attorney's escrow account, and
short term investments	$578	$6	$4,247	$1,124	$3,639
Working capital (deficit)	$573	$(327)	$2,550	$(1,942)	$604
Total assets	$5,813	$3,191	$8,847	$5,413	$7,414
Long-term debt	$-	$-	$38	$1,013	$334
Series A, B and C mandatorily
redeemable convertible preferred
stock	$3,193	$4,342	$-	$-	$-
Stockholders' equity (deficit)	$285	$(3,559)	$3,772	$(2,241)	$810

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

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended. SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” applies to the initial site implementation for certain customers requiring significant customization to our software. Revenues from product sales and license fees generally are recognized upon shipment of hardware and applicable software, provided collection is determined to be probable and there are no significant post-delivery obligations. Revenues for implementation services are generally recognized upon completion of the implementation. If an acceptance period is required to ensure satisfactory delivery of customized software development or implementation services, as typically occurs for the initial site implementation for new customers, revenues are recognized upon customer acceptance. Vendor-specific objective evidence of the fair value of hardware, services, and most software is determined based upon the price of those elements when sold separately. Vendor-specific objective evidence of the fair value of certain software elements that are not sold separately is determined using the residual method.

Deferred revenue consists of unearned customer deposits and postcontract customer support (“PCS”) arrangements. Customer deposits are recognized as revenue upon customer acceptance of the underlying product and services in conjunction with the recognition of deferred project costs. PCS arrangements include extended hardware warranty, software maintenance revenues and depot management service fees. These arrangements, which sometimes include amounts bundled with initial revenues, are deferred upon invoicing and recognized as revenue over the term of the warranty or service period, which is typically one year.

We continue to generate royalty revenues from its speech coding technologies in the form of royalties, periodic license renewal fees, and maintenance fees. Royalty revenues are recognized at the time of the customer’s shipment of products incorporating the our technology. Periodic license fees generally are recognized at the inception of the renewal period, provided that persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. Maintenance revenue, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year.

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

Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of the technological feasibility of our products and general release substantially coincided. As a result, costs we incurred between completion of the working model and the point at which the product is ready for general release have been insignificant and, therefore, we have not capitalized any such costs.

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

Our deferred tax assets represent net operating loss carry-forwards and temporary differences that will result in deductible amounts in future years if we have taxable income. We have established a 100% valuation allowance against our net deferred tax assets based on estimates and certain tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will not be able to utilize the benefit of these tax assets to offset future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we may be required to adjust the valuation allowance in future years.

Our key accounting estimates and policies are reviewed with the Audit Committee of our Board of Directors.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Results of Operations

Fiscal 2005 Versus Fiscal 2004

	Year Ended June 30, 2005 and 2004

	Year ended June 30, 2005	% of Total Revenue	Year ended June 30, 2004	% of Total Revenue	$ Change	% Change

Product revenues	$13,859	79.2%	$8,190	70.3%	$5,669	69.2%
Services revenues	3,643	20.8%	3,460	29.7%	183	5.3%

Total revenues	17,502	100.0%	11,650	100.0%	5,852	50.2%

Cost of product revenues	4,380	25.0%	4,460	38.3%	(80)	(1.8%)
Cost of service revenues	3,685	21.1%	3,174	27.2%	511	16.1%
Total cost of revenues	8,065	46.1%	7,634	65.5%	431	5.6%

Gross profit	9,437	53.9%	4,016	34.5%	5,421	135.0%

Research and development	2,274	13.0%	1,974	16.9%	300	15.2%
Sales and marketing	2,985	17.1%	3,554	30.5%	(569)	(16.0%)
General and administrative	2,992	17.1%	3,791	32.5%	(799)	(21.1%)
Amortization of deferred
employee compensation	1,630	9.4%	1,149	9.9%	481	41.9%
Impairment of purchased
intangibles	-	0.0%	1,039	8.9%	(1,039)	(100.0%)

Total operating expenses	9,881	56.5%	11,507	98.8%	(1,626)	(14.1%)

Operating loss	(444)	(2.5%)	(7,491)	(64.3%)	7,047	(94.1%)

Interest expense	(247)	(1.4%)	(115)	(1.0%)	(132)	114.8%
Other expenses, net	(69)	(0.4%)	(97)	(0.8%)	28	(28.9%)

Net loss	$(760)	(4.3%)	$(7,703)	(66.1%)	$6,943	(90.1%)

Certain amounts contained in the accompanying 2004 Consolidated Financial Statements have been reclassified to conform to the 2005 presentation.

Revenue

Our total revenues were $17,502,000 for the fiscal year ended June 30, 2005 compared to total revenues of $11,650,000 for the fiscal year ended June 30, 2004. The $5,852,000 (50%) increase in total revenues reflects an increase in product sales, license fees, service fees and maintenance revenues. The increase in revenues is responsive to the expanded acceptance of our VoiceLogistics product line in the marketplace. Product revenues accounted for 79% of revenues during the fiscal year ended June 30, 2005 as compared to 70% during the fiscal year ended June 30, 2004. Service revenues accounted for 21% of revenue during the fiscal year ended June 30, 2005 as compared to 30% during the prior year.

Total product revenues increased $5,669,000 (69%) to 13,859,000 during the fiscal year ended June 30, 2005 from $8,190,000 in the fiscal year ended June 30, 2004. During late fiscal year 2004, we introduced the VLS410 client hardware unit as a replacement to the VLS310. The increase in product revenues for fiscal 2005 was driven by an 87% increase in number of units shipped during the fiscal year offset by a lower average price per unit. The lower price per unit is due to client software not being included in upgrades of VLS410 units as replacements to VLS310 units at existing customer sites and increased competitive pressures.

Service revenues were primarily attributable to customer support and professional service fees relating to voice-based solutions. For the fiscal year ended June 30, 2005, service revenues totaled $3,643,000, reflecting an increase of $183,000 (5%) from service revenues of $3,460,000 for the fiscal year ended June 30, 2004. The increase in service revenues is attributable to an increased number of VoiceLogistics implementations and existing customer service agreements during the fiscal year ended June 30, 2005 than in the prior fiscal year. The rate of growth of services revenue (5%) was less than product revenue (69%) during fiscal 2005 because subsequent sales of VoiceLogistics to existing customers generally require less professional services than the initial deployment combined with competitive pressures. We are also working on enhancing our software’s capabilities allowing faster and less expensive implementations in the future, which may lead to lower service revenues on new customers.

Cost of Revenues

Total cost of revenues increased $431,000 (6%) from $7,634,000 for the fiscal year ended June 30, 2004 to $8,065,000 for the fiscal year ended June 30, 2005.

Cost of product revenues decreased $80,000 (2%) from $4,460,000 in the fiscal year ended June 30, 2004 to $4,380,000 in the fiscal year ended June 30, 2005. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. As of June 30, 2005 and 2004, our manufacturing staff, comprised of 6 and 4 individuals, respectively, is included in cost of product revenues. The decrease in cost of product revenues is primarily attributable to the introduction of VLS410 units late during fiscal year 2004 and increased economies of scale. These units are less expensive to manufacture than their predecessors, the VLS310, and have proven more reliable, yielding lower warranty costs during fiscal 2005.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation and travel expenditures. Cost of service revenues increased $511,000 (16%) from $3,174,000 in the fiscal year ended June 30, 2004 to $3,685,000 in the fiscal year ended June 30, 2005. As of June 30, 2005 and 2004, our customer support and professional services staff, comprised of 36 and 26 individuals, respectively, is included in the cost of service revenues. The increase in cost of service revenues during fiscal 2005 reflects the increased number of employees on the professional services and customer support teams servicing more sites and users equipped with the VoiceLogistics product line.

Operating Expenses

Total operating expenses decreased by $1,626,000 (14%) to $9,881,000 in the fiscal year ended June 30, 2005 from $11,507,000 in the fiscal year ended June 30, 2004. As of June 30, 2005, headcount associated with operating expenses (Research & Development, Sales, Marketing and General & Administrative) totaled 46 compared to 66 at June 30, 2004.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. As of June 30, 2005, our research and development team was comprised of 20 employees compared to 18 employees at June 30, 2004. Our research and development expenses increased $300,000 (15%) to $2,274,000 in the fiscal year ended June 30, 2005 from $1,974,000 in the fiscal year ended June 30, 2004. The operations of Voxware n.v, which were terminated effective June 30, 2004, accounted for $192,000 research and development costs during fiscal 2004. Excluding the impact of Voxware n.v., research and development charges increased $492,000 during the fiscal year ended June 30, 2005, due to an increased number of employees and outside consultants focusing on the development of the next generation VoiceLogistics suite of products.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third party partnership fees, travel expenses and trade shows. As of June 30, 2005, our sales and marketing staff was comprised of 15 employees compared to 10 employees at June 30, 2004. Sales and marketing expenses decreased $569,000 (16%) to $2,985,000 in the fiscal year ended June 30, 2005 from $3,554,000 in the fiscal year ended June 30, 2004. Fiscal 2004 sales and marketing charges included $1,114,000 of costs related to Voxware n.v. as compared to $0 in fiscal 2005. Excluding the impact of Voxware n.v., sales and marketing expenses increased $545,000 during the fiscal year ended June 30, 2005. This increase in sales and marketing expenses during fiscal 2005 is due primarily to the increased number of sales staff and commissions of $158,000 earned by third party channel partners.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. As of June 30, 2005, the general and administrative staff was comprised of 11employees compared to 8 employees at June 30, 2004. General and administrative expenses decreased $799,000 (21%) to $2,992,000 in the fiscal year ended June 30, 2005 from $3,791,000 in the fiscal year ended June 30, 2004. The decrease in general and administrative expenses is due to fiscal 2004 costs of $1,005,000 related to Voxware n.v. compared to $0 in fiscal 2005 and a decrease in bad debt charges of $412,000. These cost reductions were offset primarily by an increase of $283,000 in payroll costs caused by the larger general and administrative staff and a one-time write-off of interest and charges associated with the late filing of payroll taxes due in 2002 that reduced fiscal 2004 expenses by $325,000. Excluding the impact of Voxware n.v., general and administrative expenses increased $206,000 during the fiscal year ended June 30, 2005.

Interest Expense

Interest expense for the fiscal year ended June 30, 2005 was $247,000 compared to $115,000 for the fiscal year ended June 30, 2004, an increase of $132,000. Interest expense is primarily related to the term loan and working capital line of credit with Silicon Valley Bank, which were in place for six months of fiscal 2004 and all of fiscal 2005. The term loan and working capital line of credit allow us to borrow up to $2,000,000. In addition, an equipment loan with KBC Bank Roselare related to Voxware n.v was paid off in fiscal 2005.

Other Expense

Other expenses, primarily related to fluctuations in foreign currency exchange rates, totaled $69,000 for the fiscal year ended June 30, 2005 compared to $97,000 for the fiscal year ended June 30, 2004, a decrease of $28,000.

Income Taxes

As of June 30, 2005, we had approximately $38,000,000 of federal net operating loss carry-forwards, which will begin to expire in 2009 if not utilized. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carry-forwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% shareholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 2003, such a change in ownership occurred. As a result of the change, our ability to utilize certain of our net operating loss carry-forwards will be limited. As of June 30, 2005 and 2004, a full valuation allowance has been provided on our net deferred tax assets because of the uncertainty regarding realization of the deferred assets.

Liquidity and Capital Resources

As of June 30, 2005, we had $3,639,000 in cash and cash equivalents. As of June 30, 2004, we had $1,124,000 in cash and cash equivalents.

Net cash provided by operating activities totaled $1,869,000 for fiscal 2005, primarily consisting of net loss of $760,000, an increase in deferred revenue of $758,000, a decrease of $444,000 in accounts receivable, a decrease of $412,000 in accounts payables and accrued expenses, an increase in inventory of $292,000, a decrease of $336,000 in prepaid and other current assets, an increase of $119,000 of deferred project costs, as well as non-cash charges of $1,630,000 for amortization of deferred employee compensation, $172,000 for amortization of deferred finance charges, and $94,000 of amortization and depreciation. Our increased sales volume during fiscal 2005 was the primary factor leading to the increase in deferred revenue, inventory and deferred project costs. Accounts receivable decreased due to additional staff focusing on collections. Accounts payable decreased in fiscal 2005 as improved operations allowed for payments to satisfy legacy obligations carried forward from the prior year. The reduction in prepaid and other current assets relates primarily to the recovery during fiscal 2005 of European VAT paid in fiscal 2004. Net cash used in operating activities totaled $6,239,000 for fiscal 2004, primarily consisting of net loss of $7,703,000, a decrease of $946,000 in accounts payables and accrued expenses, an increase of $637,000 in accounts receivable, a decrease in inventory of $491,000, an increase in deferred revenue of $195,000, an increase in prepaid and other current assets of $130,000, as well as non-cash charges of impairment of goodwill of $1,039,000, amortization of deferred employee compensation of $1,149,000, and amortization and depreciation of $198,000.

In fiscal 2005, net cash used in investing activities totaled $108,000 as a result of purchases totaling $161,000 of property and equipment netted against proceeds of $53,000 for the disposal of assets. In fiscal 2004, cash provided by investing activities totaled $3,607,000 as a result of $3,891,000 held in an attorney’s escrow account relating to the June 2003 offering which was released in July 2003, offset by the purchase of $285,000 of other property and equipment and proceeds of $1,000 for the disposal of assets.

Net cash provided by financing activities totaled $742,000 and $3,398,000 in fiscal years 2005 and 2004, respectively. In fiscal 2005, $1,300,000 was provided by short term borrowing against the working line of credit, of which $300,000 was repaid. $376,000 was paid against long-term debt, while proceeds from the exercise of stock options totaled $118,000. In fiscal 2004, $2,051,000 was provided by the issuance of shares of our Series D Preferred Stock, net of financing related expenses, and $1,309,000 was provided by the issuance of long-term debt.

On April 30, 2004, we completed a private placement of Series D Preferred Stock. We received $2,051,000 in proceeds and issued 136,730,000 shares of our Series D Preferred Stock, at a price of $0.015 per share. In addition to the cash transaction costs, we issued 716,500 shares of our Series D Preferred Stock (valued at $10,748) to a placement agent as partial payment of the fees.

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

Upon learning of the SEC’s position in September 2004, we sought and obtained waivers of any right of rescission from the affected shareholders for 100% of the shares. However, As of June 30, 2004, the company recorded a contingent liability of $2,051,000. This liability was reversed during fiscal year 2005 when we received the written acknowledgement of 100% of the affected stockholders stating that they will not exercise their respective rescission rights.

On June 27, 2003, we completed a private placement of Series D Preferred Stock and Series D Preferred Stock warrants and Common Stock warrants to purchase up to 93,333,333 shares (37,111,111 warrants issued) of Series D Preferred stock and 18,666,667 shares of Common Stock to various accredited investors. As a result of the restatement of revenue as of June 30, 2003, the Company issued an additional 23,777,778 warrants to holders of the Company’s Series D Preferred Stock in accordance with the terms set forth in the agreements. The remaining 32,444,444 warrants were cancelled as of December 31, 2003 in accordance with the terms set forth in the agreements. In total, we issued 485,267,267 shares of Series D Preferred Stock, which shares were convertible into 485,267,267 shares of Common Stock, which resulted in proceeds to us of approximately $5,063,000, net of transaction costs. In addition to cash transaction costs, we issued warrants to acquire 9,333,333 shares of Common Stock to Ridgecrest Capital Partners, an investment banker advisor, as an advisory fee. The exercise price for such warrants is $0.015 per share and the warrants expire in 10 years. The Series D Preferred Stock has a 7% dividend payable in cash or equity, at our election, and is initially convertible into our Common Stock on a one-for-one basis.

Pursuant to the transaction documents relating to our Series D Private Placements consummated in June 2003 and April 2004, we agreed to provide certain registration rights to the purchasers. Accordingly, we filed a registration statement in a timely manner as required by the transaction documents and have received comments from the Securities and Exchange Commission regarding, among other things, a potential violation of Section 5 of the Securities Act in connection with our April 2004 Series D Private Placement. We do not believe that our private placement of Series D Preferred Stock and Series D Preferred Stock Warrants nor our issuance of Series D Preferred Stock warrants in December 2003 to two of our stockholders as consideration for acting as guarantors of our credit facility constitute a violation of Section 5 of the Securities Act. However, if such action was held by a court or other governmental body to be a violation of the Act, we could be required to repurchase the shares sold to the purchasers in the Series D Private Placement at the original purchase price, plus statutory interest from the date of purchase for a period of one year following the date of violation. We would contest vigorously any claim that a violation of the Securities Act occurred. As of June 30, 2004, the company recorded a contingent liability of $2,051,000. This liability was reversed during fiscal year 2005 when we received the written acknowledgement of 100% of the affected stockholders stating that they will not exercise their respective rescission rights.

On December 30, 2003, we entered into a credit facility with Silicon Valley Bank (the “SVB facility”). The SVB facility initially provided us with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (6 % as of June 30, 2005) plus ½ percent per annum and is secured by all of our assets, including our intellectual property and a guarantee of our two largest shareholders. In exchange for the SVB facility guarantee, the shareholders were granted 133,333,333 Series D warrants to purchase shares of our Series D Preferred Stock. The warrants are exercisable into shares of our Series D Preferred Stock at an exercise price of $0.015 per share.

We engaged Hempstead & Co. as a valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., as a valuation expert, we recorded a deferred financing asset of $500,000 on our balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004 and has a remaining balance of $250,000 as of June 30, 2005.

On May 28, 2004, we entered into a modification agreement to the term loan deferring the seven monthly principal payments originally scheduled to occur from June 1, 2004 through December 1, 2004. Commencing on January 1, 2005, and over the remaining twenty-four (24) payments, the deferred principal payments will be amortized and added to the original principal payment amount. The initial term of the loan has not been extended and the final term loan payment, due on December 1, 2006, shall include all outstanding term loan principal and accrued interest.

On December 8, 2004, we entered into a second loan modification agreement with Silicon Valley Bank wherein, among other factors, the working capital line of credit was renewed to December 27, 2005 and increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability is determined by subtracting from $2,000,000 the amount outstanding under the term loan. The principal amount due under the term loan was $1,000,000 as of June 30, 2005, leaving $1,000,000 available under the working capital line of credit at that date. Effective January 1, 2005, the monthly principal payment under the term loan is approximately $56,000. These monthly principal payments under the term loan have the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate is at prime plus one-half percent with a floor rate of prime of 4.5%.

Proceeds from the $1,500,000 term loan were used to satisfy $1,310,000 of outstanding Federal and State payroll tax liabilities including related interest of $59,000. The remaining $190,000 was used for operating activities. As of June 30, 2005, we borrowed the full $1,000,000 of the available working capital line of credit.

SVB granted us an extension to deliver our audited financial statements for June 2004, and our interim financial statements for July 2004 and August 2004, until October 15, 2004. Due to the Company’s restatements during the previous year combined with the installation of new management, federal and state income tax filings were filed late. Silicon Valley Bank waived the requirement for current reporting and payment of taxes, and allowed the Company until October 13, 2004 to file the required tax returns. All required past due reports and filings were made as of October 12, 2004 and the Company is in compliance as of this filing date.

Our wholly-owned subsidiary, Voxware n.v., had an equipment loan with KBC Bank Roeselare. The original amount of this loan was €70,000. This equipment loan was due November 13, 2005, and was payable in 36 equal installments of €2,136. Interest on the facility was charged at 6.12% per annum, and was secured by a blanket lien on equipment. This loan was paid in full and closed in December 2004.

As of June 30, 2005, 1,500,000,000 shares of Common Stock were authorized, of which 78,203,061 were issued and outstanding. The following table summarizes the dilutive impact in the event of conversion of all Series D Preferred Stock into Common Stock, and the exercise of all options and warrants to purchase stock, including options and warrants whose strike price exceeds the market value of our Common Stock. In addition to those shares of Common Stock available for issuance, we issue Common Stock as payment of quarterly dividends to holders of Series D preferred stock. During the year ended June 30, 2005, 14,952,957 shares of Common Stock were issued as dividends to holders of Series D Preferred Stock.

Dilutive Effect of Preferred Stock, Options and Warrants as of June 30, 2005

Common stock issued and outstanding as of June 30, 2005	78,203,061

Dilutive instruments:
Series D Preferred Stock issued and outstanding, each
convertible into one share of Common Stock	649,621,940
Outstanding warrants to purchase Series D Preferred
Stock, each convertible into one share of Common Stock	156,879,326
Outstanding warrants to purchase Common Stock *	29,662,846
Outstanding options to purchase Common Stock *	105,393,316
Common Stock plus dilutive instruments outstanding	1,019,760,489

Options to purchase Common Stock available to issue
pursuant to various stock option plans	72,281,682
Common Stock outstanding if all dilutive instruments
are converted and exercised	1,092,042,171

* Includes all "in-the-money" and "out-of-the-money" warrants and options.

In connection with the August 2005 Private Placement described below, all issued and outstanding shares of Series D Preferred Stock and warrants to purchase Series D Preferred Stock were converted to shares of Common Stock and warrants to purchase Common Stock, respectively.

On August 11, 2005, we entered into a Common Stock Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue an aggregate of up to 206,250,000 shares of its Common Stock, $0.001 par value per share, in a private placement. On August 11, 2005, we issued and sold an aggregate of 188,860,967 shares of Common Stock, and on August 22, 2005, the private placement's second and final closing, we issued and sold an additional 17,389,030 shares of Common Stock. A total of 206,249,997 shares of Common Stock were issued through the August 2005 private placement, the Private Placement. We received aggregate proceeds of approximately $6,600,000 before expenses and commissions. In connection with the Private Placement, the holders of a majority of our Series D Preferred Stock agreed to convert all of the outstanding shares of Series D Preferred Stock into shares of Common Stock. As a result, 649,016,089 shares of Series D Preferred Stock were converted into 649,016,089 shares of Common Stock, and 1,902,857 shares of Common Stock were issued in lieu of paying cash dividends on the Series D Preferred Stock from July 1, 2005 to August 11, 2005. As of August 31, 2005, taking into consideration the Private Placement, we had 936,277,855 shares of Common Stock issued and outstanding. No shares of Series D Preferred Stock remain outstanding. Further, the holders of a majority of our Series D Preferred Stock agreed to amend and restate all of our outstanding warrants to purchase shares of Series D Preferred Stock into warrants to purchase shares of Common Stock. In addition, certain holders of Series D Preferred Stock waived their right to receive options to purchase up to 18,666,667 shares of our Common Stock as a result of delays in registering shares issued under the 2003 and 2004 sales of Series D Preferred Stock.

We intend to use the proceeds from the Private Placement to fund increased research and development activities during fiscal years 2006 and 2007, as well as support the expansion of our sales and marketing channels. We plan to add significant personnel in these areas in advance of offsetting revenues. We also plan a large increase in capital expenditures from prior years to meet our growing personnel needs for office space, computers and phones, and to upgrade our existing information technology, along with marketing related items like trade show booths. Additionally, we contemplate changing our supplier(s) for our model 410 and new technologies. There may be additional costs involved with any transition related to our suppliers.

We believe that adequate capital resources will be available to fund our operations for the year ending June 30, 2006. Our business plans for the current year show continuing increases in revenue with improved operating efficiency due to increased scale covering overhead costs. Our customer base continues to expand with existing customers rolling out multiple sites as they have proven results. We expect the majority of 2006 revenue will come from existing customers. Our working capital line of credit with Silicon Valley Bank was fully utilized as of June 30, 2005, but was subsequently paid off in full. Since the line of credit is guaranteed by two of our key investors, we have the ability to arrange additional asset-based financing above and beyond the current line. Our business plans do not include using this working capital credit line for long-term capital needs. Furthermore, the private placement of Common Stock during August 2005 provided cash proceeds of approximately $6,200,000, net of commissions and other related costs.

Effect of Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R, “Share Based Payment" ("FAS 123R"), requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based upon their fair values. As amended by the Securities and Exchange Commission (“SEC”) on April 14, 2005, this standard is effective for the quarter beginning January 1, 2006 for small business public filers. On March 29, 2005 the SEC issued Staff Accounting Bulletin No. 107(SAB 107), which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We are currently evaluating FAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The impact of the adoption is not known at this time due to these factors. The effect on our results of operations of expensing stock options using the Black-Scholes method is presented in the accompanying Notes to Consolidated Financial Statements.

Quantitative and Qualitative Disclosure About Market Risk

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

Foreign Currency Exchange Rate

We frequently denominate our sales to certain European customers in Euros and Pound Sterling. Although we do not currently hedge certain balance sheet exposures and inter-company balances against future movements in foreign currency exchange rates, we do anticipate exploring using foreign exchange contracts in the future. We did not hold derivative financial instruments for trading purposes during fiscal years 2005 and 2004 and we do not intend to utilize derivative financial instruments for trading purposes in the future.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are included in this Annual Report on Form 10-KSB beginning on page F-1.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 23, 2004, our Board of Directors and our Audit Committee decided to no longer engage WithumSmith+Brown, P.C. as our independent registered public accounting firm, and engaged BDO Seidman, LLP to serve as our independent registered public accounting firm for the fiscal year 2004.

WithumSmith+Brown, P.C.’s report on our consolidated financial statements as of June 30, 2003, and for each of the two years in the period ended June 30, 2003, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles.

During the fiscal years ended June 30, 2003 and 2002 and through April 23, 2004, there were no disagreements with WithumSmith+Brown, P.C. on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of WithumSmith+Brown, P.C., would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such fiscal year, and there were no reportable events, as listed in Item 304(a)(1)(v) of SEC Regulation S-K.

ITEM 8A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer/principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

During the year ended June 30, 2005, we actively worked to remedy the deficiencies noted in our prior year’s audit. We consolidated our financial reporting in our Lawrenceville, New Jersey facility, allowing us to roll-up financial information on a real-time basis. The implementation of this process began during the fourth quarter of fiscal 2004 and was completed during the fourth quarter of fiscal 2005. We believe this consolidation provides more timely operating information, a more efficient system of checks and balances to assure accurate reporting of detailed transactions, and more efficient month-end closing procedures to provide a comprehensive internal review before financial information is considered final.

To facilitate the consolidation of the reporting process, we hired a new Controller in December 2004. The Controller, who reports to the Chief Financial Officer, oversees and controls the timely and accurate capture of monthly data. In addition to the Controller, a new Accounting Manager was hired in January 2005 and one additional accounting support staff was hired in May 2005 to augment the existing team. Costs associated with consolidating the reporting process did not have a material adverse affect on our financial condition.

Other than for the matters discussed above, there were no changes during the quarter ended June 30, 2005 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.    OTHER INFORMATION.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 10.   EXECUTIVE COMPENSATION.

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.    EXHIBITS AND FINANCIAL STATEMENTS.

List of documents filed as part of this Annual Report on Form 10-KSB.

1. FINANCIAL STATEMENTS. The financial statements listed in the accompanying Index to Financial Statements appearing on page F-1 are filed as part of this Annual Report on Form 10-KSB.

2. EXHIBITS. The following is a list of Exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

(a) Exhibit No.

2.1	Asset Purchase Agreement, dated as of February 4, 1999, by and between Ascend Communications, Inc. and Voxware, Inc.**(1)

3.1(a) 3.1(b) 3.1(c) 3.1(d)
Amended and Restated Certificate of Incorporation**(11)

Certificate of Amendment to the Amended and Restated Certificate of Incorporation.**(12)

Certificate of Amendment to the Amended and Restated Certificate of Incorporation **(13)

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 29, 2004.*

3.2	Amended and Restated Bylaws.**(11)

4.1	Stock Restriction and Registration Rights Agreement, dated April 4, 2000, by and among Voxware, Inc., Verbex Acquisition Corporation, InRoad, Inc. and Stratos Product Development LLC.**(3)
4.2	Form of Warrant issued to InRoad, Inc., dated April 4, 2000.**(3)

4.3 4.4
Warrant issued to Stratos Product Development, LLC, dated April 4, 2000.**(3)

Amendment to Warrants, dated as of July 7, 2003, by and among Voxware, Inc. and Stratos Product Development, LLC and InRoad, Inc.*

4.5	Form of Common Stock Purchase Warrant.**(10)

4.6	Form of Common Stock Purchase Warrant issued to Ridgecrest Capital Partners.**(10)

4.7	Form of Series D Convertible Preferred Stock Purchase Warrant.**(10)

4.8	Form of Series D Convertible Preferred Stock Purchase Warrant to be issued to Edison Venture Fund V, L.P., dated December 30, 2003.**(12)
4.9	Form of Series D Convertible Preferred Stock Purchase Warrant to be issued to Cross Atlantic Technology Fund II, L.P., dated December 30, 2003.**(12)
4.10	Form of Common Stock Purchase Warrant issued to former holders of Series D Convertible Preferred Stock Purchase Warrants (see Exhibits 4.7, 4.8 and 4.9).*
4.11	Form of Common Stock Purchase Warrant issued to Mufson Howe Hunter & Company LLC, dated August 11, 2005.*
4.12	Form of Common Stock Purchase Warrant issued to Alan A. Nash, dated August 11, 2005.*
4.13	Form of Common Stock Purchase Warrant issued to Duncan J. L. Fitzwilliams, dated August 11, 2005.*

4.14	Form of Common Stock Purchase Warrant issued to Emma Smith, dated August 11, 2005.*

10.1	Voxware, Inc. 1994 Stock Option Plan.**(2)

10.2	Form of Voxware, Inc. Stock Option Agreement.**(2)

10.3	Form of Indemnification Agreement.**(2)

10.4	Securities Purchase Agreement, dated as of August 10, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)

10.5	Registration Rights Agreement, dated as of August 15, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)

10.6
Securities Purchase Agreement, dated as of April 19, 2001, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, together with the form of Additional Share Warrant attached as an exhibit thereto.**(7)

10.7
Registration Rights Agreement, dated as of April 19, 2001, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, together with the form of Remedy Warrant attached as an exhibit thereto.**(7)

10.8	Voxware, Inc. 1998 Stock Option Plan for Outside Directors.**(8)

10.9	Voxware, Inc. Plan to Pay Non-Employee Directors an Annual Retainer.**(8)

10.10	Series D Convertible Preferred Stock Purchase Agreement, dated as of April 16, 2003, by and among Voxware, Inc. and the Purchasers thereto.**(10)

10.11	Exchange Agreement, dated as of April 16, 2003, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(10)

10.12	Exchange Agreement, dated as of April 16, 2003, by and among Voxware, Inc. and certain holders of its Series C Convertible Preferred Stock.**(10)

10.13	Exchange Agreement, dated as of April 16, 2003, by and among Voxware, Inc., Creafund n.v., Avvision BVBA, BVBA Com2Wizards, Eurl Val D Auso and Wim Deneweth.** (10)

10.14	Settlement Agreement, dated as of April 16, 2003, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(10)

10.15	Investor Rights Agreement, dated as of June 27, 2003, by and between Voxware, Inc.

and the Investors thereto.**(11)
10.16	Stockholders Agreement, dated as of June 27, 2003, by and between Voxware, Inc. and the Holders and Investors listed on Schedule 1 thereto.**(11)

10.17	Voxware, Inc. 2003 Stock Option Plan.**(11)

10.18	Form of Voxware, Inc. Stock Option Agreement.**(11)

10.19	Loan and Security Agreement, dated as of December 29, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(12)

10.20	Intellectual Property Security Agreement, dated as of December 29, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(12)

10.21	Unconditional Guaranty of Edison Venture Fund V, L.P., as guarantor, dated as of December 29, 2003.**(12)

10.22	Unconditional Guaranty of Cross Atlantic Technology Fund II, L.P., as guarantor, dated as of December 29, 2003.**(12)
10.23	Executive Employment Agreement, dated March 3, 2004, by and between Voxware, Inc. and Thomas J. Drury, Jr.**(12)
10.24	Indemnification Agreement, dated February 2004, by and between Voxware, Inc. and Thomas J. Drury, Jr.*
10.25	Executive Employment Agreement, dated June 21, 2004, by and between Voxware, Inc. and Paul Commons**(12)
10.26	Indemnification Agreement, dated June 21, 2004, by and between Voxware, Inc. and Paul Commons.*

10.27	First Loan Modification Agreement dated May 28, 2004 between Voxware, Inc. and Silicon Valley Bank**(12)

10.28	Software License, Hardware, Services and Maintenance Agreement, dated as of August 23, 2001, by and between Voxware, Inc. and US Food Service, Inc.***
10.29	Waiver Letter, dated October 8, 2004, from Silicon Valley Bank to the Company**(12)
10.30	Second Loan Modification Agreement, dated December 8, 2004, between Voxware, Inc. and Silicon Valley Bank**(16)
10.31	Form of Common Stock Purchase Agreement, date as of August 11, 2005 by and between Voxware, Inc. and certain accredited investors.**(20)
10.32	Form of Amendment No. 2 to Stockholders Agreement, dated as of August 11, 2005 by and between Voxware, Inc. and certain accredited investors.**(20)
10.33	Form of Amended and Restated Investor Rights Agreement, dated as of August 11, 2005 by and between Voxware, Inc. and certain accredited investors**(20)
21.1	Subsidiaries of Voxware, Inc.**(11)

23.1	Consent of BDO Seidman, LLP*

23.2	Consent of Hempstead & Co.*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Hempstead & Co. valuation report dated February 16, 2004.**(14)

_______________
*	Filed herewith.

**	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:

***	The attachments to this document have not been filed because the Company believes that the information contained therein is not deemed material.

(1)	Filed in connection with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.

(2)	Filed in connection with the Company’s Registration Statement on Form S-1 (File Number 33-08393).

(3)	Filed in connection with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(4)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on August 16, 2000.

(5)	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(6)	Filed in connection with the Company’s Registration Statement on Form S-2 (File Number 33-68646).

(7)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on April 20, 2001.

(8)	Filed in connection with the Company’s Registration Statement on Form S-8 (File Number 33-33342).

(9)	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(10)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on April 17, 2003.

(11)	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

(12)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on January 6, 2004.

(13)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on May 7, 2004.

(14)	Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(15)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on November 12, 2004.

(16)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on December 10, 2004.

(17)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on December 15, 2004.

(18)	Filed in connection with the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2004.

(19)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on February 9, 2005.

(20)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on August 11, 2005.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The discussion under the heading “Independent Auditors Fees and Other Matters” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 26, 2005

VOXWARE, INC.
(Registrant)

By: /s/ Thomas J. Drury, Jr.
Thomas J. Drury, Jr., President
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Paul Commons
Paul Commons, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

By: /s/ James L.Alexandre
James L. Alexandre, Director

By: /s/ Joseph A. Allegra
Joseph A. Allegra, Director

By: /s/ Donald R. Caldwell
Donald R. Caldwell, Director

By: /s/ Michael Janis
Michael Janis, Director

By: /s/ David B. Levi
David B. Levi, Director

By: /s/ Ross T. Martinson
Ross T. Martinson, Director

VOXWARE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Voxware, Inc.
Lawrenceville, NJ

We have audited the accompanying consolidated balance sheets of Voxware, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voxware, Inc. and subsidiaires at June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
Philadelphia, Pennsylvania
September 14, 2005

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	June 30, 2005	June 30, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,639	$1,124
Accounts receivable, net of allowance for doubtful accounts of $116 and
$114 at June 30, 2005 and June 30, 2004, respectively	2,408	2,854
Inventory, net	616	324
Deferred project costs	150	31
Prepaids and other current assets	61	397
Total current assets	6,874	4,730

PROPERTY AND EQUIPMENT, NET	238	247
OTHER ASSETS
Deferred financing costs, net	266	438
Other assets, net	36	29
Total other assets	302	467
TOTAL ASSETS	$7,414	$5,444

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Current portion of long-term debt	$666	$363
Working capital line of credit	1,000	-
Accounts payable and accrued expenses	3,103	3,515
Preferred stock rescission liability	-	2,051
Deferred revenues	1,501	743
Total current liabilities	6,270	6,672
Long-term debt, net of current maturities	334	1,013
Total liabilities	6,604	7,685

STOCKHOLDERS' EQUITY (DEFICIT)
7% cumulative Series D convertible preferred stock, $.001 par value, ($9,744 and $9,891 aggregate liquidation preference at June 30, 2005 and
June 30, 2004, respectively); 649,621,940 and 659,424,187 shares issued
and outstanding at June 30, 2005 and June 30, 2004, respectively	650	660
Common stock, $.001 par value, 1,500,000,000 and 1,035,000,000 shares authorized as of June 30, 2005 and June 30, 2004, respectively;
78,203,061 and 46,043,621 shares issued and outstanding at
June 30, 2005 and June 30, 2004, respectively	78	46
Additional paid-in capital	70,718	67,856
Accumulated deficit	(66,626)	(65,866)
Deferred compensation	(4,022)	(4,937)
Accumulated other comprehensive gain	12	-
Total stockholders' equity (deficit)	810	(2,241)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,414	$5,444

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended June 30,
	2005	2004
REVENUES
Product revenues	$13,859	$8,190
Services revenues	3,643	3,460
Total revenues	17,502	11,650

COST OF REVENUES
Cost of product revenues	4,380	4,460
Cost of service revenues	3,685	3,174
Total Cost of Revenues	8,065	7,634
GROSS PROFIT	9,437	4,016

OPERATING EXPENSES
Research and development	2,274	1,974
Sales and marketing	2,985	3,554
General and administrative	2,992	3,791
Amortization of deferred employee compensation	1,630	1,149
Impairment of purchased intangibles	-	1,039

Total operating expenses	9,881	11,507

OPERATING LOSS	(444)	(7,491)

OTHER EXPENSES
Interest expense	(247)	(115)
Other expenses, net	(69)	(97)

NET LOSS	(760)	(7,703)
Beneficial conversion feature - Series D convertible preferred	-	(2,051)
Dividends-Series D convertible preferred stock	(696)	(572)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,456)	$(10,326)

NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS
Basic and diluted	$(0.03)	$(0.29)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and diluted	57,854	35,312

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data)

	Series D Preferred		Series B Preferred
	Number of Shares	Stated Value Amout	Number of Shares	Stated Value Amount	Common Stock Number of Shares	Par Value $.001 Amount	Additional Paid-inCapital	Deferred Employee Compensation	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total

Balance, June 30, 2003	485,267,267	$485	1,767	$-	28,210,919	$28	$64,644	$(3,220)	$(2)	$(58,163)	$3,772
Conversion of Series B preferred
stock into common stock	-	-	(1,767)	-	8,250,000	8	(8)	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	1,149	-	-	1,149
Conversion of Series D warrants
into Series D preferred stock	37,210,420	38	-	-	-	-	-	-	-	-	38
Issuance of warrants to guarantors
of Silicon Valley Bank Loan	-	-	-	-	-	-	500	-	-	-	500
Issuance of Series D April 30, 2004 for cash	137,446,500	138	-	-	-	-	(138)	-	-	-	-
Beneficial conversion feature
embedded in preferred stock	-	-	-	-	-	-	2,051	-	-	-	2,051
Deemed dividend on preferred stock	-	-	-	-	-	-	(2,051)	-	-	-	(2,051)
Conversion of Series D preferred
stock into common stock	(500,000)	(1)	-	-	500,000	1	-	-	-	-	-
Issuance of common stock in
settlement of accrued divdends
to Series D preferred stock	-	-	-	-	8,150,499	8	(8)	-	-	-	-
Issuance of stock options	-	-	-	-	-	-	4,715	(4,715)	-	-	-
Forfeited stock options	-	-	-	-	-	-	(1,849)	1,849	-	-	-
Exercise of stock options	-	-	-	-	932,203	1	(1)	-	-	-	-

Comprehensive income (loss):
Net loss	-	-	-	-	-	-	-	-	-	(7,703)	(7,703)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	2	-	2
Total Comprehensive income (loss)											(7,701)
Balance, June 30, 2004	659,424,187		-	$-	46,043,621	$46	$67,856	$(4,937)	$-	$(65,866)	$(2,241)

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
(in thousands, except share data)

	Series D Preferred		Series B Preferred
	Number of Shares	Stated Value Amout	Number of Shares	Stated Value Amount	Common Stock Number of Shares	Par Value $.001 Amount	Additional Paid-inCapital	Deferred Employee Compensation	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total

Balance, June 30, 2004	659,424,187	$660	-	$-	46,043,621	$46	$67,6856	$(4,937)	$-	$(65,866)	$(2,241)
Amortization of deferred compensation	-	-	-	-	-	-	-	1,630	-	-	1,630
Reclass of preferred stock
rescission liability to equity	-	-	-	-	-	-	2,051	-	-	-	2,051
Conversion of Series D warrants
into Series D preferred stock	132,476	-	-	-	-	-	-	-	-	-	-
Conversion of Series D preferred
stock into common stock	(9,934,723)	(10)	-	-	9,934,723	10	-	-	-	-	-
Issuance of common stock in
settlement of accrued divdends
to Series D preferred stock	-	-	-	-	14,952,957	15	(15)	-	-	-	-
Issuance of stock options	-	-	-	-	-	-	1,024	(1,024)	-	-	-
Forfeited stock options	-	-	-	-	-	-	(309)	309	-	-	-
Exercise of stock options	-	-	-	-	7,271,760	7	111	-	-	-	118
Comprehensive income (loss):
Net loss	-	-	-	-	-	-	-	-	-	(760)	(760)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	12	-	12
Total Comprehensive income (loss)											(748)
Balance, June 30, 2005	649,621,940	$650	-	$-	78,203,061	$78	$70,718	$(4,022)	$12	$(66,626)	$810

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(760)	$(7,703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	94	198
Impairment of goodwill	-	1,039
Loss on disposal of equipment	23	26
Provision for doubtful accounts	2	41
Amortization of deferred employee compensation	1,630	1,149
Amortization of deferred financing costs	172	64
Changes in assets and liabilities:
Accounts receivable	444	(637)
Inventory	(292)	491
Deferred project costs	(119)	(31)
Prepaid expenses and other current assets	336	(130)
Other assets, net	(7)	5
Accounts payable and accrued expenses	(412)	(946)
Deferred revenues	758	195
Net cash provided by (used in) operating activities	1,869	(6,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash released in attorney's escrow account	-	3,891
Purchase of property and equipment	(161)	(285)
Proceeds from disposal of fixed assets	53	1
Net cash (used in) provided by investing activities	(108)	3,607

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	-	1,309
Proceeds from short-term borrowings	1,300	-
Proceeds from exercise of warrants	-	38
Repayment of long-term debt	(376)	-
Repayment of short-term borrowings	(300)	-
Proceeds from issuance of Series D preferred stock	-	2,051
Proceeds from exercise of stock options	118	-
Net cash provided by financing activities	742	3,398

Effect of foreign currency exchange rate on cash and cash equivalents	12	2

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,515	768
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,124	356
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,639	$1,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$71	$26
Beneficial conversion feature on Series D preferred stock treated as a dividend	$-	$2,051
Issuance of common stock in payment of Series D preferred stock dividends	$696	$572
Reclass of preferred stock rescission liability to equity	$2,051	$-
Issuance of warrants related to guarantee of bank credit facility	$-	$500

See accompanying summary of accounting policies and notes to consolidated financial statements.

SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business Operations

Voxware, Inc. and subsidiaries (or the “Company”) is a leading provider of voice-based technology that optimizes the front line logistics and distribution center workforce. The Company’s primary product, VoiceLogistics®, enables warehouse workers to perform a wide array of logistics tasks-such as picking, receiving, put away, replenishment, loading, returns processing, cycle counting, cross-docking and order entry-more efficiently and effectively. VoiceLogistics also gives distribution center management an effective tool for reducing logistics costs and optimizing complex materials handling processes.

The VoiceLogistics solution is a combination of software, hardware and professional services. Enabled by the Company’s patented speech recognition and patent-pending VoiceXML™ web browser technologies, it creates a dynamic, real-time link between highly mobile workers, the warehouse management system ( WMS ), and supervisory personnel. The Company believes that its solution is unique in the industry because it is the first web-based, people-centric, interactive speech recognition application engineered specifically to operate in highly demanding industrial environments.

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

The United Kingdom accounted for 9% and 30% of the Company’s total revenue for fiscal years 2005 and 2004, respectively.

In addition to the industrial voice-based solutions business, the Company also licenses its digital speech coding technologies and products on a limited basis to customers in the multimedia applications and consumer devices markets. Although the assets relating to the speech and audio coding business were sold to Ascend Communications, Inc. (Ascend) (a wholly-owned subsidiary of Lucent Technologies, Inc.), the sale did not include the Company’s rights and obligations under its then existing license agreements. While the Company may continue to take advantage of favorable opportunities to license its speech coding technologies, the Company does not anticipate dedicating resources to the development, marketing or licensing of speech coding technologies to potential new licensees.

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

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenues and expenses reported for each of its fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, warranty costs, impairments, inventory and income taxes. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Voxware, Inc. and its wholly-owned subsidiaries, Verbex Acquisition Corporation and Voxware n.v. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended. SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” applies to the initial site implementation for certain customers requiring significant customization to our software. Revenues from product sales and license fees generally are recognized upon shipment of hardware and applicable software, provided collection is determined to be probable and there are no significant post-delivery obligations. Revenues for implementation services are generally recognized upon completion of the implementation. If an acceptance period is required to ensure satisfactory delivery of customized software development or implementation services, as typically occurs for the initial site implementation for new customers, revenues are recognized upon customer acceptance. Vendor-specific objective evidence of the fair value of hardware, services, and most software is determined based upon the price of those elements when sold separately. Vendor-specific objective evidence of the fair value of certain software elements that are not sold separately is determined using the residual method.

Deferred revenue consists of unearned customer deposits and postcontract customer support (“PCS”) arrangements. Customer deposits are recognized as revenue upon customer acceptance of the underlying product and services in conjunction with the recognition of deferred project costs. PCS arrangements include extended hardware warranty, software maintenance revenues and depot management service fees. These arrangements, which sometimes include amounts bundled with initial revenues, are deferred upon invoicing and recognized as revenue over the term of the warranty or service period, which is typically one year. Maintenance revenue, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year.

The Company continues to generate royalty revenues from its speech coding technologies in the form of royalties, periodic license renewal fees, and maintenance fees. Royalty revenues are recognized at the time of the customer’s shipment of products incorporating the Company’s technology. Periodic license fees generally are recognized at the inception of the renewal period, provided that persuasive evidence of an arrangement exists, pricing is fixed or determinable, the payment is due within one year, and collection of the resulting receivable is deemed probable. Maintenance revenue, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year.

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

Net Loss Per Share

Basic net loss per share was computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the fiscal years ended June 30, 2005 and 2004. Due to the Company’s net losses for the fiscal years ended June 30, 2005 and 2004, the effect of including Common Stock equivalents in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding Common Stock equivalents of 941,313,679 and 879,972,233 in the fiscal years ended June 30, 2005 and 2004, respectively, have not been included in the calculation of net loss per share. As a result, basic net loss per share is the same as diluted net loss per share for the fiscal years ended June 30, 2005 and 2004.

Basic and diluted net loss per share was reported as $0.25 in the Form 10-K for the fiscal year ended June 30, 2004. This was calculated using the weighted number of shares for the fourth quarter of fiscal 2004. The proper calculation uses the full year average resulting in basic and diluted net loss per share of $0.29.

Cash and Cash Equivalents

The Company currently maintains an investment portfolio consisting mainly of cash equivalents. Cash and cash equivalents consist of investments in highly liquid short-term instruments (short-term bank deposits) with maturities of 90 days or less from the date of purchase.

Accounts Receivable and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days, depending on contractual terms. Unpaid accounts do not bear interest. Accounts receivable are stated at the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or if unspecified, are applied to the earliest unpaid invoice.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Customer account balances with invoices dated over 90 days old are considered delinquent and are reserved for in the valuation allowance. In addition, management reviews all other accounts receivable balances and based on an assessment of current creditworthiness estimates the portion, if any, of the balance that will not be collected.

Inventory

We value our inventory at the lower of average cost (which approximates first-in, first-out cost) or market. If we believe that demand no longer allows us to sell our inventory above cost or at all, then we write down that inventory to market or write-off excess inventory levels.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets, ranging from three to seven years. Maintenance, repairs and minor replacements are charged to expense as incurred.

Goodwill and Intangible Assets

The Company evaluates the recoverability of goodwill on an annual basis or in certain circumstances more often, as required under SFAS 142, “Goodwill and Other Intangible Assets.” Goodwill is reviewed for impairment by applying a fair-value based test at the business segment level. A goodwill impairment loss is recorded for any goodwill that is determined to be impaired. Under SFAS No. 144, “Accounting for the Disposal of Long-Lived Assets,” intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the fair value or the estimated future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. Cash flow estimates in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time. The Company in the year ended June 30, 2004, determined that the $1,039,000 of goodwill recognized in the Voxware n.v. acquisition was completely impaired and, as such, reflected this amount as impairment in the Statements of Operations for the year ended June 30, 2004.

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

Warranty

The Company warrants all manufacturer defects on its voice-based solutions generally commencing upon shipment extending for a minimum of three months up to twelve. The Company accrues warranty costs based on historical experience and management’s estimates. Accrued warranty costs were $74,000 and $186,000, as of June 30, 2005 and 2004, respectively.

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

One customer accounted for 36% of total revenue for the fiscal year ended June 30, 2005 and 21% of total receivables at that date. Two customers accounted for 26%, and 16% of revenues for the fiscal year ended June 30, 2004. Accounts receivable due from these customers as of June 30, 2004 approximated 35%, and 8% of total receivables, respectively.

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” using an intrinsic value approach to measure compensation expenses, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with SFAS No. 123. “Accounting for Stock-Based Compensation”, and Emerging Issues Task Force ( EITF ) Issue No. 96-18. “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services,” using a fair value approach.
SFAS 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Compensation expense was charged to operations in fiscal years 2005 and 2004 respectively as follows:

	June 30,
	2005	2004
	(in thousands)

Cost of Product Revenues	$5	$2
Cost of Service Revenues	44	33
Research and development	174	118
Sales and marketing	118	99
General and administrative	1,289	897
	$1,630	$1,149

Deferred employee compensation of $4,022,000 and $4,937,000 as of June 30, 2005 and 2004, respectively, is included in the accompanying consolidated financial statements. In accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2005 and 2004: risk-free interest rates ranging from 3.66% to 5.00% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 8 years for the options; and expected volatility of 100%. The following table illustrates the effects on net loss applicable to Common Stockholders and net loss per share applicable to Common Stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended June 30,
	2005	2004
	(in thousands, except share data)

Net loss applicable to common stockholders:
As reported	$(1,456)	$(10,326)
Add:
Stock-based employee compensation included in net loss	1,630	1,149
Less:
Stock-based compensation expense determined under
fair-value method for all awards	(1,732)	(3,082)

Pro forma net loss applicable to common stockholders	$(1,558)	$(12,259)

Net loss per share applicable to common stockholders - basic and diluted
As reported	$(0.03)	$(0.29)

Pro forma	$(0.03)	$(0.35)

Weighted average number of shares outstanding for use in computing
net loss per share applicable to common stockholders	57,854	35,312

The pro forma results above are not intended to be indicative of or a projection of future results.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income (loss). The only items of other comprehensive income of the Company in the years ended June 30, 2005 and 2004 are foreign currency translation adjustments.

Reclassifications

Certain amounts contained in the accompanying 2004 Consolidated Financial Statements have been reclassified to conform to the 2005 presentation.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R, “Share Based Payment" (“FAS 123R”), requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based upon their fair values. As amended by the Securities and Exchange Commission (“SEC”) on April 14, 2005, this standard is effective for the quarter beginning January 1, 2006 for small business public filers. On March 29, 2005 the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company is currently evaluating FAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The impact of the adoption is not known at this time due to these factors. The effect on the Company’s results of operations of expensing stock options using the Black-Scholes method is presented in the accompanying Notes to Consolidated Financial Statements.

2.    INVENTORY:

	June 30,
	2005	2004
	(in thousands)

Raw materials	$181	$191
Work in process	338	182
Finished goods	231	116
Less: inventory reserve	(134)	(165)
Inventory - net	$616	$324

3.    GOODWILL:

During the fiscal year ended June 30, 2003, the Company recorded goodwill of $1,039,000 as a result of its purchase of Voxware, n.v. During the fiscal year ended June 30, 2004, the Company determined the entire $1,039,000 was impaired due to the Company’s losing key personnel and contacts in continental Europe and transferring its operations to the United Kingdom. This impairment was reflected in the consolidated statements of operations for the fiscal year ended June 30, 2004, as an impairment charge. The office was subsequently closed on June 30, 2004.

There was no goodwill recorded on the Company’s balance sheet during the year ended June 30, 2005.

4.    PROPERTY AND EQUIPMENT:

	June 30,
	2005	2004
	(In thousands)
Equipment	$1,338	$1,157
Leasehold improvements	91	91
Furniture and fixtures	453	555
	1,882	1,803
Less: Accumulated depreciation	(1,644)	(1,556)
Property and equipment, net	$238	$247

Depreciation expense was approximately $94,000 and $198,000 for the fiscal years ended June 30, 2005 and 2004, respectively. During the fiscal year ended June 30, 2005, assets with a value of $103,000, with $27,000 in related accumulated depreciation, were sold for $53,000, resulting in a loss on sale of assets of $23,000. During the fiscal year ended June 30, 2004, assets with a value of $118,000, with $91,000 in related accumulated depreciation, were sold for $1,000, resulting in a loss on sale of assets of $26,000.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

	June 30,
	2005	2004
	(In thousands)
Accounts payable - trade	$928	$1,236
Accrued compensation and benefits	883	312
Accrued professional fees	290	286
Accrued royalties	45	93
Accrued inventory	123	126
Warranty reserves	74	186
Other accrued expenses	760	1,276
Accounts payable and accrued expenses	$3,103	$3,515

6.    DEBT:

On December 30, 2003, the Company entered into a credit facility (the “SVB facility”) with Silicon Valley Bank. The SVB facility initially provided the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (6% as of June 30, 2005) plus ½ percent per annum and is secured by all of the Company’s assets, including its intellectual property and a guarantee of the Company’s two largest shareholders. In exchange for the SVB facility guarantee, the shareholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants are exercisable into shares of the Company’s Series D Preferred Stock at an exercise price of $0.015 per share.

The Company engaged Hempstead & Co. as its valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., as its valuation expert, the Company recorded a deferred financing asset of $500,000 on its balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004 and has a remaining balance of $250,000 as of June 30, 2005.

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

On December 8, 2004, the Company entered into a second loan modification agreement with Silicon Valley Bank wherein, among other factors, the working capital line of credit was renewed to December 27, 2005 and increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability is determined by subtracting from $2,000,000 the amount outstanding under the term loan. The principal amount due under the term loan was $1,000,000 as of June 30, 2005, leaving $1,000,000 available under the working capital line of credit at that date. Effective January 1, 2005, the monthly principal payment under the term loan is approximately $56,000. These monthly principal payments under the term loan have the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate is at prime plus one-half percent with a floor rate of prime of 4.5%.

Proceeds from the $1,500,000 term loan were used to satisfy $1,310,000 of outstanding Federal and State payroll tax liabilities including related interest of $59,000. The remaining $190,000 was used for operating activities. As of June 30, 2005, the Company has borrowed the full $1,000,000 of the available working capital line of credit.

SVB granted the Company an extension to deliver its audited financial statements for June 2004, and its interim financial statements for July 2004 and August 2004, until October 15, 2004. Due to the Company’s restatements during the previous year combined with the installation of new management, federal and state income tax filings were filed late. Silicon Valley Bank waived the requirement for current reporting and payment of taxes, and allowed the Company until October 13, 2004 to file the required tax returns. All required past due reports and filings were made as of October 12, 2004 and the Company is in compliance as of this filing date.

Our wholly-owned subsidiary, Voxware n.v., had an equipment loan with KBC Bank Roeselare. The original amount of this loan was €70,000. This equipment loan was due November 13, 2005, and was payable in 36 equal installments of €2,136. Interest on the facility was charged at 6.12% per annum, and was secured by a blanket lien on equipment. This loan was paid in full and closed in December 2004.

Future minimum payments for these Notes are as follows as of June 30, 2005 (in thousands):

	Silicon Valley Bank
	Term Loan	Working Line of Credit	Total

Short Term	$666	$1,000	$1,666
Long Term (fiscal year 2007)	334		334
Total Debt	$1,000	$1,000	$2,000

7.    STOCKHOLDERS’ EQUITY (DEFICIT):

Authorized Number of Shares
During the year ended June 30, 2005, the Company’s stockholders approved an increase in the number of authorized shares of Common Stock from 1,035,000,000 up to 1,500,000,000 shares.

Private Placement of Series D Preferred Stock, Series D Preferred Stock
Warrants, and Common Stock Warrants

On April 30, 2004, the Company completed a private placement of Series D Preferred Stock to purchase up to 137,446,500 shares of Series D Preferred Stock, which provided proceeds of $2,051,000 to the Company.

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

Additionally in 2004, the Company converted 37,011,706 and 198,714 Series D Preferred Stock warrants into Series D Preferred Stock of the June 27, 2003 and April 30, 2004 issuances, respectively, and exercised 1,000,000 shares of Series D Preferred Stock into 1,000,000 shares of Common Stock. During the year ended June 30, 2005, 132,476 Series D Preferred Stock warrants were exercised while 9,934,723 shares of Series D Preferred Stock were converted into common stares. The total issued and outstanding shares of Series D Preferred Stock at June 30, 2005 were 649,621,940 shares.

The Series D Preferred Stock has a 7% dividend payable in cash or equity, at the election of Voxware, and each preferred share is convertible into one share of Voxware Common Stock at an initial conversion price of $0.015 per share. The Company paid in-kind dividends to holders of the Series D Preferred Stock through the issuance of 14,952,957 shares and 8,150,499 shares respectively, of the Company’s Common Stock for the years ended June 30, 2005 and 2004.

If the Company failed to complete filing of registration statements, as defined in the Series D Preferred Stock transaction agreements, certain purchasers can receive additional Common Stock warrants to purchase up to 18,666,667 shares of Common Stock at an exercise price of $0.015 per share. Such warrants, if issued, would expire on June 27, 2013. The Company has filed a registration statement in a timely manner, as required. However, the effective date of the registration statement was delayed until April 2005 because of comments from the Securities and Exchange Commission requesting additional information related to the filing of the registration statement. In August 2005, the holders of the Series D Preferred Stock waived their rights to receive these warrants in conjunction with a private placement of Common Stock.

Pursuant to the transaction documents relating to our Series D Private Placements consummated in June 2003 and April 2004, and our private placement of Series D Preferred Stock and Series D Preferred Stock Warrants in December 2003 to two of our stockholders as consideration for acting as guarantors of our credit facility, we agreed to provide certain registration rights to the purchasers. Accordingly, the Company filed a registration statement in a timely manner as required by the transaction documents. On September 9, 2004, the Securities and Exchange Commission asserted, among other things, a violation of Section 5 of the Securities Act in connection with these transactions. As such, the purchasers of the Preferred Stock related to the April 2004 offering obtained the right to require the Company to repurchase the shares sold to the purchasers in the Series D Private Placement at the original purchase price, plus statutory interest from the date of purchase for a period of one year following the date of violation. Upon learning of the SEC’s position in September 2004 the Company sought and obtained waivers of any right of rescission from the affected shareholders for 100% of the shares. However, since the waivers were not obtained until after year-end, a current liability in the amount of $2,051,000 was recorded at June 30, 2004. As 100% of the affected shareholders have since waived their rescission right, this amount was reclassed from a current liability to Additional Paid in Capital in September 2004.

In connection with the Series D Preferred Stock private placement, each respective Purchaser agreed not to sell any shares of the Company’s Common Stock issued upon the conversion of the Series D Preferred Stock for a period of one (1) year from the date of the closing. In addition, each respective Purchaser agreed for a period of two (2) years from the date of the closing that it shall limit its sale of any shares of Common Stock issued upon conversion of Series D Preferred Stock to no more than ten percent (10%) of the previous month’s trading volume on the principal securities exchange, automated quotation service or consolidated reporting system upon which the Company’s common Stock is then listed and not to short sell any shares of Common Stock issued upon conversion of Series D Preferred Stock. All shares of Series D Preferred Stock rank senior in liquidation preference to all other securities issued by the Company, and such shares have similar voting rights as common shares.

As of June 30, 2005, the Company also has warrants outstanding to purchase 29,662,846 shares of the Company’s Common Stock at exercise prices ranging from $0.015 to $0.320, the last of which expire June 2013.

As of June 30, 2005, the Company also has Series D warrants outstanding to purchase 156,879,326 shares of the Company’s Series D Stock at exercise prices ranging from $0.001 to $0.015, the last of which expire April 2014.

In August 2005, all of the shares of Series D Preferred Stock were converted to Common Stock and all warrants to purchase Series D Preferred Stock were converted to warrants to purchase Common Stock. (See Note 11, Subsequent Events for further discussion.)

Stock Option Plans

Pursuant to the 1994 Stock Option Plan as amended (1994 Plan), the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. As of June 30, 2005, options to purchase 561,125 shares of Common Stock were outstanding under the 1994 Plan, and there are no additional shares available for future option grants. The period which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

Additionally, pursuant to the 1998 Stock Option Plan for Outside Directors (1998 Plan), which was approved by the Company’s stockholders in January 1998, the Company has granted a total of 135,000 options at exercise prices of $0.40 to $3.75 per share. As of June 30, 2005, options to purchase 62,500 shares of Common Stock were outstanding under the 1998 Plan. Pursuant to the Outside Directors Plan, each non-employee director of the Company shall receive an option to purchase 30,000 shares of the Company’s Common Stock (Initial Option) on the date of his or her election or appointment to the Board of Directors, at an exercise price equal to the Company’s stock price at the end of the day of his or her election or appointment to the Board of Directors (Initial Grant Date). In addition, on the date of his or her re-election to the Board of Directors, if he or she is still a non-employee director on such date and has met certain other requirements defined in the Outside Directors Plan, he or she shall receive an option to purchase 10,000 shares of the Company’s Common Stock (Additional Option) on the date of his or her re-election or appointment to the Board of Directors, at an exercise price equal to the Company’s stock price at the end of the day of his or her re-election or appointment to the Board of Directors (Additional Grant Date). All options granted under the Outside Directors Plan shall be exercisable as to one-twelfth of the shares issued under each option on the last day of each of the 12 three-month periods immediately following the applicable grant date.

In June 2003, the Company’s stockholders approved the 2003 Stock Option Plan (2003 Plan). Pursuant to the 2003 Plan, the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. As of June 30, 2005, options to purchase 104,769,692 shares of Common Stock were outstanding under the 2003 Plan. Of such options, 5,000,000 shares were granted to non-employee directors of the Company. The period during which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

The Company typically would issue stock options at a price equal to the fair market value on the date of grant. In the event that options are granted at a price below the trading value on the date of grant, the difference is recorded as deferred compensation and amortized over the vesting period of the option.

Information relative to the 1994 Plan, 1998 Plan and 2003 Plan are as follows:

	Shares	Range of Exercise Price per Share		Weighted Price Per Share

Outstanding at June 30, 2003 (2,023,229 exercisable)	67,927,625	$0.015	$7.875	$2.760
Granted	46,896,683	0.015	-	0.015
Exercised	(932,203)	0.015	-	0.015
Canceled	(34,650,297)	0.015	4.130	0.064

Outstanding at June 30, 2004 (19,905,593 exercisable)	79,241,808	$0.015	$7.875	$0.070
Granted	47,844,644	0.015	0.025	0.020
Exercised	(7,271,760)	0.015	0.020	0.016
Canceled	(14,421,375)	0.015	7.875	0.233
Outstanding at June 30, 2005 (28,495,373 exercisable)	105,393,317	$0.015	$7.875	$0.029

Information with respect to options outstanding at June 30, 2005 and 2004 is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
		(in Dollars)	(in Years)		(in Dollars)

June 30, 2004
$0.015 - $0.020	77,490,558	$0.015	9.31	18,237,937	$0.015
$0.021 - $2.000	937,375	1.076	5.23	858,000	1.154
$2.001 - $5.000	727,875	3.810	4.73	723,656	3.815
$5.001 - $7.000	1,000	5.875	2.67	1,000	5.875
$7.001 - $7.880	85,000	7.776	3.40	85,000	7.776
$0.015 - $7.880	79,241,808	$0.071	9.21	19,905,593	$0.236

June 30, 2005
$0.015 - $0.020	102,394,692	$0.017	8.81	27,903,435	$0.016
$0.021 - $2.000	2,770,250	0.014	9.00	363,563	0.891
$2.001 - $5.000	202,375	3.782	4.55	202,375	3.782
$5.001 - $7.000	1,000	5.875	1.67	1,000	5.875
$7.001 - $7.880	25,000	7.538	4.75	25,000	7.538
$0.015 - $7.880	105,393,317	$0.071	8.80	28,495,373	$0.060

The resulting pro forma compensation cost may not be representative of that expected in future years. The weighted average fair value of options granted was $0.020 and $0.015 for the fiscal years ended June 30, 2005 and 2004, respectively.

Annual Stock Grant Retainer to Directors

In January 1998 the Company’s Board of Directors and stockholders approved a plan, which provides for the granting of common option shares to non-employee directors. Each calendar year in which the Company holds an Annual Meeting of Stockholders, each non-employee director will receive shares valued at $10,000 based on the market price of the Company’s Common Stock, as defined in the plan. For the years ended June 30, 2005, and 2004, there were no shares of Common Stock granted pursuant to this plan.

Since April 2001, all non-employee directors have volunteered to not be paid for attending any regular or special meeting of any committee of the Board of Directors until further notice. Accordingly, the Company has not accrued any charges during the period pursuant to this plan for the grant of Common Stock for attendance by members of the Board of Directors at any regular or special meeting.

8.    401(k) SAVINGS PLAN:

Effective January 1997, the Company adopted a 401(k) Savings Plan (401(k) Plan) that is available to all employees. The 401(k) Plan permits participants to contribute up to 10% of their base salary to the 401(k) Plan, not to exceed the limits established by the Internal Revenue Code. The Company previously matched 25% of employee contributions on the initial 6% contributed by employees. Effective January 1, 2002, the Company match was suspended.

Employees vest immediately in all employee contributions and Company match contributions. The Company recorded no compensation expenses in connection with the 401(k) Plan for the years ended June 30, 2005 and 2004.

9.    INCOME TAXES:

There was no provision for (benefit from) income taxes reflected in the consolidated financial statements for the years ended June 30, 2005 and 2004 because of losses which were generated during the years for which no future tax benefit has been provided.

Income before income taxes for the years ended June 30, 2005 and 2004 includes foreign subsidiary income of $0 and $99,000, respectively.

Deferred tax assets reflects the impact of temporary differences as follows:

	June 30,
(in thousands)	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$13,010	$13,485
Allowance for doubtful accounts	42	41
Accrued expenses	348	238
Research and development credit	966	966
Total deferred tax assets	14,366	14,730
Valuation Allowance	(14,356)	(14,689)

Deferred tax liabilities:
Depreciation	(10)	(41)
Net deferred tax assets	$-	$-

As of June 30, 2005, the Company had approximately $38,000,000 of federal net operating loss carry-forwards for tax reporting purposes available to offset future taxable income; such carry-forwards begin to expire in 2009. Net operating loss carry-forwards were $39,000,000 as of June 30, 2004. The Company has established a full valuation allowance against their deferred tax assets. The Company is not aware of any factors which would generate significant differences between taxable income and pre-tax accounting income in future years except for the reversal of current or future net deductible temporary differences. A full valuation allowance has been provided on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset as a result of the operating losses incurred to date.

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

Research and development credits expire in accordance with provisions of applicable tax law and have remaining lives ranging from 6 to 20 years. The Company had no accumulated earnings in Europe.

10.    COMMITMENTS AND CONTINGENCIES:

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $431,000 and $382,000 for the years ended June 30, 2005 and 2004, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of June 30, 2005 are as follows:

Year Ending June 30,	(in thousands)
2006	$423
2007	313
2008	16
2009	1
$753

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition.

The Company has a three-year employment agreement with two of its officers. The agreement provides for minimum salary levels, adjusted annually at the discretion of the Board of Directors, and a bonus based upon the Company’s performance as measured against a business plan approved by the Company’s Board of Directors.

11.    SUBSEQUENT EVENTS:

In August 2005, the Company executed transaction documents for a private placement of 206,249,997 shares of its Common Stock at $0.032 per share (the “Private Placement”). Aggregate proceeds to the Company were approximately $6,200,000, net of expenses and commissions. In connection with the Private Placement, the holders of a majority of the Company’s Series D Preferred Stock agreed to convert all of the Company’s outstanding shares of Series D Preferred Stock into shares of Common Stock. As a result, 649,016,089 shares of Series D Preferred Stock were converted into 649,016,089 shares of Common Stock and 1,902,857 shares of Common Stock was issued in lieu of paying cash dividends on the Series D Preferred Stock from July 1, 2005 to August 11, 2005. As of August 31, 2005, taking into consideration the August 2005 sales of Common Stock and conversion of the Series D Preferred Stock, the Company has 936,277,855 shares of Common Stock issued and outstanding. No shares of Series D Preferred Stock remain outstanding. Further, the holders of a majority of the Company’s Series D Preferred Stock agreed to amend and restate all of the Company’s outstanding warrants to purchase shares of Series D Preferred Stock into warrants to purchase shares of Common Stock of the Company. In addition, certain holders of Series D Preferred Stock waived their right to receive options to purchase up to 18,666,667 shares of Common Stock as a result of delays in registering shares issued under the 2003 and 2004 sales of Series D Preferred Stock. As of August 31, 2005, 167,875,505 warrants to purchase the Company’s Common Stock ranging in price from $.001 to $.32 with a life no greater than April 2014 were outstanding.

In connection with the private placement, and in accordance with the terms of the Company’s by-laws, the Company’s Board of Directors has been expanded from six members to seven members. Pursuant to the relevant terms of the Purchase Agreement and the Amended and Restated Stockholders Agreement between the Company and the investors named therein, certain investors obtained the right to appoint a director to the Company’s Board of Directors to fill the vacancy created by the Board’s expansion. As such, James Alexandre was elected to the Board of Directors to fill the seat created in connection with the Private Placement.