Form 10QSB
period 2005-09-30
VOXWARE INC
filed 2005-11-14
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to
Commission File Number 0-021403

VOXWARE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 126-2 of the Exchange Act). Yes ☐ No ☒
State the number of shares outstanding of each of the Issuer’s classes of common stock, as of October 31, 2005.

Class	Number of Shares
Common Stock, $0.001 par value	938,873,847

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

VOXWARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
For Quarter Ended September 30, 2005

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

Item 1.      Financial Statements

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	September 30, 2005	June 30, 2005
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,732	$3,639
Accounts receivable, net of allowance for doubtful accounts of $154 and
$116 at September 30, 2005 and June 30, 2005, respectively	3,012	2,408
Inventory, net	494	616
Deferred project costs	71	150
Prepaids and other current assets	36	61
Total current assets	11,345	6,874

PROPERTY AND EQUIPMENT, NET	331	238
OTHER ASSETS
Deferred financing costs, net	219	266
Other assets, net	36	36
Total other assets	255	302
TOTAL ASSETS	$11,931	$7,414

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$666	$666
Line of credit	-	1,000
Accounts payable and accrued expenses	2,447	3,103
Deferred revenues	1,212	1,501
Total current liabilities	4,325	6,270
Long-term debt, net of current maturities	167	334
Total liabilities	4,492	6,604

STOCKHOLDERS' EQUITY
7% cumulative Series D Convertible Preferred Stock, $0.001 par value,
($9,744 aggregate liquidation preference at June 30, 2005);
649,621,940 shares issued and outstanding at June 30, 2005	-	650
Common Stock, $0.001 par value, 1,500,000,000 shares authorized as of
September 30, 2005 and June 30, 2005; 938,655,097 and 78,203,061 shares
issued and outstanding at September 30, 2005 and June 30, 2005, respectively	939	78
Additional paid-in capital	77,007	70,718
Accumulated deficit	(66,654)	(66,626)
Deferred compensation	(3,864)	(4,022)
Accumulated other comprehensive gain	11	12
Total stockholders' equity	7,439	810
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,931	$7,414

The accompanying notes are an integral part of these financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
	Three Months Ended
	September 30,
	2005	2004
	(unaudited)	(unaudited)
REVENUES
Product revenues	$4,377	$2,265
Services revenues	1,002	629
Total revenues	5,379	2,894

COST OF REVENUES
Cost of product revenues	1,223	661
Cost of service revenues	1,105	687
Total cost of revenues	2,328	1,348

GROSS PROFIT	3,051	1,546

OPERATING EXPENSES
Research and development	674	446
Sales and marketing	1,138	510
General and administrative	703	698
Amortization of deferred employee compensation	415	356
Total operating expenses	2,930	2,010

OPERATING INCOME (LOSS)	121	(464)

OTHER EXPENSES
Interest expense	(37)	(60)
Other expenses, net	(46)	(1)

NET INCOME (LOSS) BEFORE INCOME TAXES	38	(525)

PROVISION FOR INCOME TAXES	(66)	-

NET LOSS	(28)	(525)
Dividends-Series D Convertible Preferred Stock	(80)	(177)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(108)	$(702)

NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS
Basic and diluted	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and diluted	543,033	46,434

The accompanying notes are an integral part of these financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended
	September 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(28)	$(525)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	39	23
Loss on disposal of equipment	-	24
Provision for doubtful accounts	38	-
Amortization of deferred employee compensation	415	356
Amortization of deferred financing costs	47	44
Changes in assets and liabilities:
Accounts receivable	(642)	912
Inventory	122	(137)
Deferred project costs	79	(181)
Prepaid expenses and other current assets	25	104
Other assets, net	-	(8)
Accounts payable and accrued expenses	(656)	(436)
Deferred revenues	(289)	19
Net cash (used in) provided by operating activities	(850)	195

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(132)	(17)
Proceeds from disposal of fixed assets	-	53
Net cash (used in) provided by investing activities	(132)	36

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	(1,000)	-
Proceeds from equity financing	6,198	-
Repayment of long-term debt	(167)	(6)
Proceeds from exercise of stock options	45	-
Net cash provided by (used in) financing activities	5,076	(6)

Effect of foreign currency exchange rate on cash and cash equivalents	(1)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,093	225
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,639	1,124
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,732	$1,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16	$18
Issuance of common stock in payment of Series D Preferred Stock Dividends	$80	$177
Reclass of preferred stock rescission liability to equity	$-	$2,051

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements for the three months ended September 30, 2005 and 2004 included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The consolidated balance sheet at June 30, 2005 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005.

The consolidated statements of operations for the three months ended September 30, 2005 and 2004, are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2006, or any other future period.

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

2. Significant Accounting Policies

Loss Per Share

The Company computes net loss per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”), and Staff Accounting Bulletin No. 98 (“SAB 98”). Basic loss per share is calculated by dividing net income (loss) less dividends by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) less dividends by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. As the Company had a net loss applicable to common stockholders, the impact of the assumed exercise of in the money stock options, warrants and the assumed Preferred Stock conversion in the aggregate amount of approximately 303,814,000 shares and 948,008,000 shares at September 30, 2005 and 2004, respectively, is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” ("APB 25"), using an intrinsic value approach to measure compensation expenses, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with Statement of Financial Accounting Standards No. 123. “Accounting for Stock-Based Compensation” ("SFAS 123"), and Emerging Issues Task Force ( EITF ) Issue No. 96-18. “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services,” using a fair value approach.

SFAS 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Compensation expense of $415,000 and $356,000 was charged to operations in the three months ended September 30, 2005 and 2004 respectively. Deferred employee compensation of $3,864,000 and $4,022,000 as of September 30, 2005 and June 30, 2005, respectively, is included in the accompanying consolidated financial statements. In accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years 2005 and 2004: risk-free interest rates ranging from 4.08% to 4.20% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 8 years for the options; and expected volatility of 100%. The following table illustrates the effects on net loss applicable to Common Stockholders and net loss per share applicable to Common Stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended
	September 30,
	2005	2004
	(in thousands, except per share data)

Net loss applicable to common stockholders:
As reported	$(108)	$(702)
Add:
Stock-based employee compensation included in net loss	415	356
Less:
Stock-based compensation expense determined under
fair-value method for all awards, net of related tax effects	(150)	(31)

Pro forma net income (loss) applicable to common stockholders	$157	$(377)

Net income (loss) applicable to common stockholders - basic and diluted
As reported	$(0.00)	$(0.02)

Pro forma	$0.00	$(0.01)

Weighted average number of shares outstanding for use in computing
net loss per share applicable to common stockholders	543,033	46,434

The pro forma results above are not intended to be indicative of or a projection of future results.

Reclassifications

Certain amounts contained in the accompanying fiscal 2005 consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation.

Recently Issued Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R, “Share Based Payment" (“FAS 123R”), requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based upon their fair values. As amended by the Securities and Exchange Commission (“SEC”) on April 14, 2005, small business public filers must implement FAS123R no later than the start of the first fiscal year beginning after December 15, 2005, but earlier adoption is permitted. On March 29, 2005 the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company is currently evaluating FAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The impact of the adoption is not known at this time, but may have a significant adverse effect on the Company’s reported financial results. The effect on the Company’s results of operations of expensing stock options using the Black-Scholes method is presented in the accompanying Notes to Consolidated Financial Statements.

3. Series D Convertible Preferred Stock, Series D Convertible Preferred Stock Warrants, Common Stock and Common Stock Warrants

In 2003 and 2004, the Company issued Series D Convertible Preferred Stock (the "Series D Preferred Stock") through a series of private placements. The Series D Preferred Stock had a 7% dividend payable in cash or equity, at the election of Voxware, and each preferred share is convertible into one share of Voxware Common Stock at an initial conversion price of $0.015 per share. The Company paid in-kind dividends to holders of the Series D Preferred Stock through the issuance of 1,902,857 shares and 4,219,855 shares respectively, of the Company’s Common Stock for the three months ended September 30, 2005 and 2004.

Pursuant to the transaction documents relating to our private placements consummated in 2003 and 2004, we agreed to provide certain registration rights to the purchasers. Accordingly, the Company filed a registration statement in a timely manner as required by the transaction documents. On September 9, 2004, the Securities and Exchange Commission asserted, among other things, a violation of Section 5 of the Securities Act in connection with these transactions. As such, the purchasers of the Preferred Stock related to the April 2004 offering obtained the right to require the Company to repurchase the shares sold to the purchasers in the Series D Preferred Stock at the original purchase price, plus statutory interest from the date of purchase for a period of one year following the date of violation. Upon learning of the SEC’s position in September 2004, the Company sought and obtained waivers of any right of rescission from the affected shareholders for 100% of the shares. However, since the waivers were not obtained until after year-end, a current liability in the amount of $2,051,000 was recorded at June 30, 2004. As 100% of the affected shareholders have since waived their rescission right, this amount was reclassed from a current liability to additional paid in capital in September 2004.

In August 2005, the Company conducted a private placement of 206,249,997 shares of its Common Stock at $0.032 per share to certain accredited investors. Aggregate proceeds to the Company were approximately $6,200,000, net of expenses and commissions. In connection with this transaction, the holders of a majority of the Company’s Series D Preferred Stock agreed to convert all of the Company’s outstanding shares of Series D Preferred Stock into shares of Common Stock. As a result, 649,016,089 shares of Series D Preferred Stock were converted into 649,016,089 shares of Common Stock and 1,902,857 shares of Common Stock was issued in lieu of paying cash dividends on the Series D Preferred Stock from July 1, 2005 to August 11, 2005. Further, the holders of a majority of the Company’s Series D Preferred Stock agreed to amend and restate all of the Company’s outstanding warrants to purchase shares of Series D Preferred Stock into warrants to purchase shares of Common Stock of the Company. In addition, certain holders of Series D Preferred Stock waived their right to receive options to purchase up to an aggregate of 18,666,667 shares of Common Stock as a result of delays in registering shares issued under the 2003 and 2004 sales of Series D Preferred Stock.

As of September 30, 2005, the Company had warrants outstanding to purchase 174,395,763 shares of the Company’s Common Stock at exercise prices ranging from $0.001 per share to $0.1255 per share, the last of which expire April 2014.

4. Borrowings

On December 30, 2003, the Company entered into a credit facility with Silicon Valley Bank (the “SVB facility”). The SVB facility initially provided the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (6.75% as of September 30, 2005) plus 0.5% per annum and is secured by all of the Company’s assets, including its intellectual property, and a guarantee by the Company’s two largest shareholders. In exchange for the SVB facility guarantee, the shareholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock at an exercise price of $0.015 per share.

The Company engaged Hempstead & Co. as its valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., as its valuation expert, the Company recorded a deferred financing asset of $526,000 on its balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004 and has a remaining balance of $219,000 as of September 30, 2005.

On May 28, 2004, the Company entered into a modification agreement to the term loan deferring the seven monthly principal payments originally scheduled to occur from June 1, 2004 through December 1, 2004. Commencing on January 1, 2005, and over the remaining 24 payments, the deferred principal payments will be amortized and added to the original principal payment amount. The initial term of the loan has not been extended and the final term loan payment, due on December 1, 2006, shall include all outstanding term loan principal and accrued interest.

On December 8, 2004, the Company entered into a second loan modification agreement with Silicon Valley Bank wherein, among other factors, the working capital line of credit was renewed to December 27, 2005 and increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability is determined by subtracting from $2,000,000 the amount outstanding under the term loan. The principal amount due under the term loan was $833,000 as of September 30, 2005, with $1,167,000 available under the working capital line of credit at that date. Effective January 1, 2005, the monthly principal payment under the term loan is approximately $56,000. These monthly principal payments under the term loan have the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate is at prime plus one-half percent with a floor rate of prime of 4.5%. As of September 30, 2005, the $1,167,000 working capital facility was fully available as there was no outstanding principal balance on this line of credit.

The Company's wholly-owned subsidiary, Voxware n.v., had an equipment loan with KBC Bank Roeselare. The original amount of this loan was €70,000. This equipment loan was due November 13, 2005, and was payable in 36 equal installments of €2,136. Interest on the facility was charged at 6.12% per annum, and was secured by a blanket lien on equipment. This loan was paid in full and closed in December 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. Such statements are subject to certain factors that may cause our plans to differ or results to vary from those expected, including the risks associated with: our need to introduce new and enhanced products and services in order to increase market penetration, and the risk of obsolescence of our products and services due to technological change; our need to attract and retain key management and other personnel with experience in providing integrated voice-based solutions for e-logistics, specializing in the supply chain sector; the potential for substantial fluctuations in our results of operations; competition from others; our evolving distribution strategy and dependence on its distribution channels; the potential that voice-based products will not be widely accepted; and a variety of risks set forth from time to time in our filings with the SEC. We undertake no obligation to publicly release results of any of these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrences of unexpected results.

Overview:

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

Effective as of October 1, 2005, we entered into an agreement with LXE Inc. (“LXE”) to outsource the manufacturing of our VLS-410 hardware. Under the terms of the agreement, we licensed certain hardware technology to LXE for production and distribution by LXE. We further authorized LXE to resell our recently introduced VoxBrowser™ product. LXE authorized us to resell certain next generation hardware products to be developed in the future. Each party is authorized to resell the other party’s products throughout the world. The agreement has an initial term of five years and is subject to automatic renewals.

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

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, as amended. SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, applies to the initial site implementation for certain customers requiring significant customization to our software. Revenues from product sales and license fees generally are recognized upon shipment of hardware and applicable software, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of customized software development, as typically occurs for the initial site implementation for new customers, revenues are recognized upon customer acceptance. Vendor-specific objective evidence of the fair value of certain hardware elements that are not sold separately is determined using the residual method. Service revenues for professional services fees are generally recognized upon completion of implementation, or over the period in which such services are rendered, provided there are no significant post-delivery obligations connected with such services.

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

In accordance with SFAS No. 109, Accounting for Income Taxes, our deferred tax assets represent net operating loss carry-forwards and temporary differences that will result in deductible amounts in future years if we have taxable income. We have established a 100% valuation allowance against our net deferred assets based on estimates and certain tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will not be able to utilize the benefit of these tax assets to offset future taxable income in certain jurisdictions. If these estimates and related assumptions change, we will adjust the valuation allowance.

Our key accounting estimates and policies are reviewed with the Audit Committee of our Board of Directors.

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements.

Results of Operations

Three Months ended September 30, 2005 compared to September 30, 2004 (dollars in table are presented in thousands).

	Three Months ended September 30, 2005	% of Total Revenue	Three Months ended September 30, 2004	% of Total Revenue	$ Change	% Change

Product revenues	$4,377	81%	$2,265	78%	$2,112	93%
Services revenues	1,002	19%	629	22%	373	59%

Total revenues	5,379	100%	2,894	100%	2,485	86%

Cost of product revenues	1,223	23%	661	23%	562	85%
Cost of service revenues	1,105	21%	687	24%	418	61%
Total cost of revenues	2,328	43%	1,348	47%	980	73%

Gross profit	3,051	57%	1,546	53%	1,505	97%

Research and development	674	13%	446	15%	228	51%
Sales and marketing	1,138	21%	510	18%	628	123%
General and administrative	703	13%	698	24%	5	1%
Amortization of deferred
employee compensation	415	8%	356	12%	59	17%
Total operating expenses	2,930	54%	2,010	69%	920	46%

Operating income (loss)	121	2%	(464)	(16%)	585	126%

Interest expense, net of interest income	(37)	(1%)	(60)	(2%)	23	38%
Other expenses, net	(46)	(1%)	(1)	(0%)	(45)	N/M

Net income (loss) before income taxes	38	1%	(525)	(18%)	563	107%

Provision for income taxes	(66)	(1%)	-	0%	(66)	N/A

Net loss	$(28)	(1%)	$(525)	(18%)	$497	95%

Revenues

Our total revenues were $5,379,000 for the three months ended September 30, 2005 compared to total revenues of $2,894,000 for the three months ended September 30, 2004. The $2,485,000 (86%) increase in total revenues reflects an increase in product sales, license fees, service fees and maintenance revenues. The increase in revenues reflects the expanded acceptance of our VoiceLogistics product line in the marketplace. Product revenues accounted for 81% of revenues during the three months ended September 30, 2005 as compared to 78% during the three months ended September 30, 2004. Service revenues accounted for 19% of revenue during the three months ended September 30, 2005 as compared to 22% during the three months ended September 30, 2004.

Total product revenues increased $2,112,000 (93%) to $4,377,000 during the three months ended September 30, 2005 from $2,265,000 in the three months ended September 30, 2004. The increase in product revenues during the three months ended September 30, 2005 was driven by a 126% increase in the number of units shipped during the quarter offset by a lower average price per unit. The lower price per unit is due to client software not being included in upgrades of VLS410 units as replacements to VLS310 units at existing customer sites and increased competitive pressures. During the quarter ended September 30, 2005, upgrades accounted for 23% of units shipped as compared to 0% during the quarter ended September 30, 2004.

Service revenues were primarily attributable to customer support and professional service fees relating to voice-based solutions. For the three months ended September 30, 2005, service revenues totaled $1,002,000, reflecting an increase of $373,000 (59%) from service revenues of $629,000 for the three months ended September 30, 2004. The increase in service revenues is attributable to an increased number of VoiceLogistics implementations and existing customer service agreements during the three months ended September 30, 2005 than in the prior fiscal year. The rate of growth of services revenue (59%) was less than product revenue (93%) during three months ended September 30, 2004 due to competitive pressures and because subsequent sales of VoiceLogistics to existing customers generally require less professional services than the initial deployment. We are also enhancing our software’s capabilities to allow faster and less expensive implementations in the future, which may lead to lower service revenues on new customers.

Cost of Revenues

Total cost of revenues increased $980,000 (73%) from $1,348,000 for the three months ended September 30, 2004 to $2,328,000 for the three months ended September 30, 2005.

Cost of product revenues increased $562,000 (85%) from $661,000 in the three months ended September 30, 2004 to $1,223,000 in the three months ended September 30, 2005. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Our manufacturing staff, comprised of 6 individuals as of September 30, 2005 and 4 individuals as of September 30, 2004, is included in cost of product revenues. The increase in cost of product revenues is primarily attributable to the 126% increase in the number of units shipped during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The volume increase was partially offset by lower costs per unit created by increased economies of scale. Warranty costs were lower during the quarter ended September 30, 2005 than in the quarter ended September 30, 2004 because the VLS410, which we began to sell late in fiscal year 2004, has proven more reliable and less expensive to maintain than its predecessor, the VLS310. Warranty coverage on all VLS310 units expired prior to June 30, 2005. We expect our hardware costs will be higher during the transition of suppliers of our VLS410 unit.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs are tracked by project and deferred until the related project revenue is recognized. As of September 30, 2005, our customer support and professional services staff was comprised of 35 individuals, as compared to 32 individuals as of September 30, 2004. Cost of service revenues increased $418,000 (61%) from $687,000 in the three months ended September 30, 2004 to $1,105,000 in the three months ended September 30, 2005. This increase reflects the 59% increase in service revenue during the same periods reflecting the additional cost to support a greater number of sites and users equipped with the VoiceLogistics product line. The increased costs are primarily attributed to $91,000 of higher labor costs and $39,000 of higher outside consulting services during the three months ended September 30, 2005. In addition, there was an increase of $290,000 of project costs recognized during the quarter ended September 30, 2005, which had been deferred as of June 30, 2005, as compared to the quarter ended September 30, 2004.

Operating Expenses

Total operating expenses increased by $920,000 (46%) to $2,930,000 in the quarter ended September 30, 2005 from $2,010,000 in the quarter ended September 30, 2004. As of September 30, 2005, headcount of operating personnel totaled 51 compared to 39 at September 30, 2004.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. As of September 30, 2005, our research and development team was comprised of 20 individuals compared to 14 individuals at September 30, 2004. Our research and development expenses increased $228,000 (51%) to $674,000 in the quarter ended September 30, 2005 from $446,000 in the quarter ended September 30, 2004. The increase in research and development expenses during the quarter ended September 30, 2005 is due primarily to $187,000 of increased personnel costs and $38,000 of increased consulting fees related to the development of the next generation VoiceLogistics suite of products.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third party partnership fees, travel expenses and trade shows. Our sales and marketing staff was comprised of 20 individuals at September 30, 2005 compared to 11 individuals at September 30, 2004. Sales and marketing expenses increased $628,000 (123%) to $1,138,000 in the quarter ended September 30, 2005 from $510,000 in the quarter ended September 30, 2004. The increase in sales and marketing expenses is due primarily to salary expenses, sales commissions and third party finders fees associated with the increase volume of VoiceLogistics revenue in fiscal 2005. In addition, the increase reflects our focus on expanding channel partner relationships.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. As of September 30, 2005, the general and administrative staff was comprised of 12 individuals compared to 7 individuals at September 30, 2004. General and administrative expenses increased $5,000 (1%) to $703,000 in the quarter ended September 30, 2005 from $698,000 in the quarter ended September 30, 2004. Legal and accounting fees decreased $152,000 during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. This decrease was offset by higher outside consulting costs of $60,000 related primarily to compliance with the Sarbanes-Oxley Act of 2002 and higher personnel costs of $90,000 associated with the increased staff size.

The non-cash charge of deferred employee compensation expense for the quarter ending September 30, 2005 was $415,000 and $356,000 for the quarter ending September 30, 2004.

Interest Expense

Interest expense is reported net of interest income earned. Net interest charges for the quarter ended September 30, 2005 were $37,000 compared to $60,000 for the quarter ended September 30, 2004, a decrease of $23,000 (38%). The decrease is primarily due to interest income of $29,000 earned during the quarter ended September 30, 2005 on the net proceeds of $6,200,000 received from the sale of our common stock in August 2005. Interest expense relates primarily to the Silicon Valley Bank credit facility issued December 30, 2003. The interest rate on the Silicon Valley Bank credit facility was 6.75% as of September 30, 2005 as compared to 5.25% as of September 30, 2004. The increased interest rate was offset by the Company’s lower outstanding debt, which was $833,000 as of September 30, 2005 as compared to $1,370,000 as of September 30, 2004.

Provision for Income Taxes

The provision for income taxes accounts for our tax obligations to various federal and state governments for Voxware, Inc. and its subsidiaries. Charges for income taxes were $66,000 and $0 for the three months ended September 30, 2005 and 2004, respectively. Historically, we have incurred substantial losses for both accounting and tax purposes and thus, had no current income tax obligations. There are significant differences in calculating income for accounting and tax purposes, primarily relating to charges that are recorded in the current period for accounting purposes, but deferred for tax purposes. During the three months ended September 30, 2005, we had a net income before taxes of $38,000 for accounting purposes, but taxable income of approximately $500,000, which includes deferred compensation expense. While we have substantial net operating losses to offset taxable income in some taxing jurisdictions, certain restrictions preclude us from fully utilizing the benefit of these net operating losses. Furthermore, the expansion of our business requires us to file taxes in jurisdictions where we did not previously operate.

Liquidity and Capital Resources

As of September 30, 2005, we had $7,732,000 in cash and cash equivalents compared to $3,639,000 in cash and cash equivalents as of June 30, 2005, an increase of $4,093,000. Our working capital as of September 30, 2005 was $7,020,000 compared to $604,000 as of June 30, 2005, an increase of $6,416,000.

Net cash used in operating activities totaled $850,000 for the three months ended September 30, 2005, primarily consisting of a net loss of $28,000, an increase of $642,000 in accounts receivable, a decrease of $656,000 in accounts payable and accrued expenses, and a decrease in deferred revenues of $289,000; offset by a decrease in inventory of $122,000, a decrease in deferred project costs of $79,000 and non-cash charges including amortization of deferred employee compensation of $415,000, amortization of financing costs of $47,000, depreciation and amortization charges of $39,000, and provision for doubtful accounts of $38,000. Changes to the balances of accounts receivable, inventory, deferred project costs and deferred revenue were due primarily to the timing of sales with the period, which were weighted towards the end of the quarter. Accounts payable and accrued expenses decreased during the quarter ended September 30, 2005 as improved operations and funding from the August 2005 private placement provided resources allowing us to reduce our outstanding liabilities, which included the payment of annual bonuses. Net cash provided by operating activities totaled $195,000 for the three months ended September 30, 2004, primarily consisting of net loss of $525,000, a decrease of $436,000 in accounts payables and accrued expenses, a decrease in inventory of $137,000, an increase in deferred revenue of $19,000, offset by a decrease of $912,000 in accounts receivable, a decrease of $104,000 of prepaid expenses and other current assets, a loss of $24,000 from the disposal of fixed assets, as well as non-cash charges of amortization of deferred employee compensation of $356,000, amortization of financing costs of $44,000 and depreciation and amortization charges of $23,000.

In the three months ended September 30, 2005, net cash used in investing activities totaled $132,000 as a result of property and equipment to improve our internal information technology infrastructure and accommodate our expanding staff. In the three months ended September 30, 2004, net cash provided by investing activities totaled $36,000 as a result of proceeds of $53,000 from the disposal of assets netted against purchases totaling $17,000 of property and equipment.

Net cash provided by financing activities totaled $5,076,000 during the three months ended September 30, 2005. A private placement of our common stock in August 2005 yielded net proceeds of $6,198,000, while $45,000 was raised from the exercise by employees of options to purchase common stock. The $1,000,000 borrowed against the working line of credit as of June 30, 2005 was fully paid during the quarter ended September 30, 2005. In addition, $167,000 was paid against long-term debt. Net cash used in financing activities totaled $6,000 during the three months ended September 30, 2004 for the repayment of long-term debt.

During fiscal years 2003 and 2004, we completed a series of private placements of Series D Convertible Preferred Stock (the “Series D Preferred Stock”). The Series D Preferred Stock had a 7% dividend payable in cash or equity, at our election, and was convertible into Common Stock on a one-for-one basis. Pursuant to these transactions, warrants to purchase Series D Preferred Stock were also provided to certain holders of the Series D Preferred Stock. As of June 30, 2005, 649,621,940 shares of Series D Preferred Stock and warrants to purchase 156,879,326 were outstanding. In July 2005, 605,851 shares of Series D Preferred Stock were converted into Common Stock.

On August 11, 2005, we entered into a Common Stock Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue an aggregate of up to 206,250,000 shares of its Common Stock, $0.001 par value per share, in a private placement. On August 11, 2005, we issued and sold an aggregate of 188,860,967 shares of Common Stock, and on August 22, 2005, the private placement's second and final closing, we issued and sold an additional 17,389,030 shares of Common Stock. A total of 206,249,997 shares of Common Stock were issued through the August 2005 private placement (the “Private Placement”). We received aggregate proceeds of approximately $6,600,000 before expenses and commissions. In connection with the Private Placement, the holders of a majority of our Series D Preferred Stock agreed to convert all of the outstanding shares of Series D Preferred Stock into shares of Common Stock. As a result, the remaining 649,016,089 shares of Series D Preferred Stock were converted into 649,016,089 shares of Common Stock, and 1,902,857 shares of Common Stock were issued in lieu of paying cash dividends on the Series D Preferred Stock from July 1, 2005 to August 11, 2005. As of August 31, 2005, taking into consideration the Private Placement and unrelated exercises of stock options, we had 936,277,855 shares of Common Stock issued and outstanding. No shares of Series D Preferred Stock remain outstanding. Further, the holders of a majority of our Series D Preferred Stock agreed to amend and restate all of our outstanding warrants to purchase shares of Series D Preferred Stock into warrants to purchase shares of Common Stock. In addition, certain holders of Series D Preferred Stock waived their right to receive options to purchase up to 18,666,667 shares of our Common Stock as a result of delays in registering shares issued under the 2003 and 2004 sales of Series D Preferred Stock.

We intend to use the proceeds from the Private Placement to fund increased research and development activities during fiscal years 2006 and 2007, as well as support the expansion of our sales and marketing channels. We plan to add significant personnel and increase marketing program expenses in these areas in advance of offsetting revenues. We also plan a large increase in capital expenditures from prior years to meet our growing personnel needs for office space, computers and telephones, and to upgrade our existing information technology, along with marketing related items like trade show booths. Additionally, we are changing our supplier(s) for our model 410 and new technologies. We believe there will be additional costs involved with any transition related to our suppliers.

On December 30, 2003, the Company entered into a credit facility with Silicon Valley Bank (the “SVB facility”). The SVB facility initially provided the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (6.75% as of September 30, 2005) plus 0.5% per annum and is secured by all of the Company’s assets, including its intellectual property, and a guarantee by the Company’s two largest shareholders. In exchange for the SVB facility guarantee, the shareholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock at an exercise price of $0.015 per share.

The Company engaged Hempstead & Co. as its valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., as its valuation expert, the Company recorded a deferred financing asset of $526,000 on its balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004 and has a remaining balance of $219,000 as of September 30, 2005.

On May 28, 2004, the Company entered into a modification agreement to the term loan deferring the seven monthly principal payments originally scheduled to occur from June 1, 2004 through December 1, 2004. Commencing on January 1, 2005, and over the remaining 24 payments, the deferred principal payments will be amortized and added to the original principal payment amount. The initial term of the loan has not been extended and the final term loan payment, due on December 1, 2006, shall include all outstanding term loan principal and accrued interest.

On December 8, 2004, the Company entered into a second loan modification agreement with Silicon Valley Bank wherein, among other factors, the working capital line of credit was renewed to December 27, 2005 and increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability is determined by subtracting from $2,000,000 the amount outstanding under the term loan. The principal amount due under the term loan was $833,000 as of September 30, 2005, with $1,167,000 available under the working capital line of credit at that date. Effective January 1, 2005, the monthly principal payment under the term loan is approximately $56,000. These monthly principal payments under the term loan have the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate is at prime plus one-half percent with a floor rate of prime of 4.5%. As of September 30, 2005, the $1,167,000 working capital facility was fully available as there was no outstanding principal balance on this line of credit.

Our wholly-owned subsidiary, Voxware n.v., had an equipment loan with KBC Bank Roeselare. The original amount of this loan was €70,000. This equipment loan was due November 13, 2005, and was payable in 36 equal installments of €2,136. Interest on the facility was charged at 6.12% per annum, and was secured by a blanket lien on equipment. This loan was paid in full and closed in December 2004.

We expect to expand our partnership channel with particular emphasis on the development of relationships with barcode equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. As a result of these relationships, a greater percentage of revenue is likely to be derived from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. However, by being farther removed from the end customer of our VoiceLogistics solutions, our hardware sales may yield lower margins and we may experience increased days to collect accounts receivable thereby impacting cash availability.

Effective as of October 1, 2005, we entered into an expanded reselling and licensing agreement combined with outsourcing the manufacturing of our VLS-410 hardware to LXE. While the outsource arrangement is expected to provide greater stability to our hardware sourcing costs, we will experience additional costs associated with the transition to the outside supplier. The purchase of the VLS-410 hardware from LXE ramps up over a number of months. We believe these increased costs will be offset by the licensing fees LXE will pay to Voxware upon LXE’s reselling of the licensed products in future periods.

We believe that adequate capital resources will be available to fund our operations for the year ending June 30, 2006. Our business plans for the current year show continuing increases in revenue. Our customer base continues to expand with existing customers rolling out multiple sites as they have proven results. We expect the majority of fiscal year 2006 revenue will come from existing customers. Our working capital line of credit with Silicon Valley Bank was not utilized as of September 30, 2005 and is fully available for short-term operating needs. Our business plans do not include using this working capital credit line for long-term capital needs. Since the line of credit is guaranteed by two of our key investors, we have the ability to arrange additional asset-based financing above and beyond the current line. Furthermore, the private placement of Common Stock during August 2005 provided cash proceeds of approximately $6,200,000, net of commissions and other related costs.

Dilutive Effect of Options and Warrants

As of September 30, 2005, 1,500,000,000 shares of Common Stock were authorized, of which 938,655,097 were issued and outstanding. The following table summarizes the dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike price exceeds the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of September 30, 2005

Common stock issued and outstanding as of September 30, 2005	938,655,097

Dilutive instruments:
Outstanding warrants to purchase common stock *	174,395,763
Outstanding options to purchase common stock *	130,548,067

Common stock plus dilutive instruments outstanding	1,243,598,927

Options to purchase common stock available to issue
pursuant to various stock option plans	44,064,432

Common stock outstanding if all dilutive instruments
are converted and exercised	1,287,663,359

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

Risks Relating to Our Business and Operations

If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. During the first quarter of fiscal 2006, the net loss of $28,000 contributed to an accumulated deficit of $66,654,000 as of September 30, 2005. If we continue to incur operating losses and fail consistently to be a profitable company, we may be unable to continue our operations. In addition, given the funding raised in the August 2005 private placement, we plan to increase spending in research and development along with sales and marketing at levels higher than in the recent past and possibly disproportionate to revenue thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. For the three months ended September 30, 2005, two customers accounted for 29% and 22%, respectively, of our total revenues. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could have a material adverse affect on our results of operations.

We have a sole source vendor for our primary hardware products. Effective in the second quarter of fiscal 2006, one vendor will supply us with our primary wearable computer hardware product. Any disruption in supply by this vendor would prohibit us from shipping product and thus recognizing revenue. In addition, other vendors provide custom-made components that would take time to reproduce with other suppliers should a current vendor fail to deliver quality product in a timely manner.

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

If our third-party partners do not effectively market and service our products, we may not generate significant revenues or profits from sales of our products. We expect to utilize third parties, such as hardware system vendors, consultants, value added resellers, and system integrators, to sell and/or assist us in selling our products. To date, we have signed agreements with several of these third-party partners. We believe that the establishment of a network of third-party partners with extensive and specific knowledge of the various applications critical in the industrial market is important for us to succeed in that market. Some third-party partners also purchase products from us at a discount and incorporate them into application systems for various target markets and/or consult us in the development of application systems for end users. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party partners to sell and service our products effectively and that provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. Additionally, we may experience conflicts between our distribution channel partners who may compete against one another. Our sales may suffer as a result of these conflicts.

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

Risks Relating to Our Securities

The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock closed as high as $0.11 and as low as $0.040 per share between July 1, 2005 and September 30, 2005. Historically, the over-the-counter markets for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

A significant portion of our total outstanding shares of Common Stock may be sold in the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market of such sales, may have a material adverse effect on the market price of our common stock. We are registering 1,084,383,899 shares of Common Stock, including an aggregate of 193,070,922 shares of Common Stock issuable upon the exercise of warrants. We also previously registered all shares of Common Stock that we may issue under our employee benefit plans. Of the shares outstanding, approximately 449,882,918 shares are subject to lock-up agreements which expire one year from effectiveness of this registration statement. Sales of remaining outstanding shares when sold could reduce the market price of our common stock.

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales of substantial amounts of our Common Stock in the public market that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of October 31, 2005, these shares include:

•    approximately 35,320,677 shares of our Common Stock owned by our executive officers and directors; and
•    approximately 308,200,317 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the
  Securities Act of 1933, as amended, or the Securities Act.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of October 31, 2005, our executive officers, directors and affiliated entities together beneficially own approximately 766,272,894 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

In particular, the FASB recently enacted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which we will adopt no later than in the first quarter of fiscal 2007. As a result, we expect that SFAS 123R will have a significant adverse effect on our reported financial results and may impact the way in which we conduct our business, which may affect our stock price.

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

The material weakness reported for fiscal year 2004 related to the fact that we did not have sufficient competent accounting personnel that resulted in deficiencies in processes relating to account analyses and reconciliations, including lack of timely management review. For example, the lack of timely management review contributed to a restatement of our Form 10-K for the fiscal year ended June 30, 2003 and the restatements of our Form 10-Qs for the fiscal quarters ended September 30, 2003 and December 31, 2003. In addition, these issues contributed to our need to file an extension of time to file our Form 10-K for the fiscal year ended June 30, 2004. Our auditors advised us that they considered these matters to be “material weaknesses” that, by themselves or in combination, resulted in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

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

Item 3. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes during the quarter ended September 30, 2005 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2005, we entered into a Common Stock Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue an aggregate of up to 206,250,000 shares of Common Stock, $0.001 par value per share, in a private placement. On August 11, 2005, we issued and sold an aggregate of 188,860,967 shares of Common Stock, and on August 22, 2005, the private placement's second and final closing, we issued and sold an additional 17,389,030 shares of Common Stock. A total of 206,249,997 shares of Common Stock were issued through the August 2005 private placement (the “Private Placement”). We received aggregate proceeds of approximately $6,600,000 before expenses and commissions. In connection with the Private Placement, the holders of a majority of our Series D Preferred Stock agreed to convert all of the outstanding shares of Series D Preferred Stock into shares of Common Stock. As a result, the remaining 649,016,089 shares of Series D Preferred Stock were converted into 649,016,089 shares of Common Stock, and 1,902,857 shares of Common Stock were issued in lieu of paying cash dividends on the Series D Preferred Stock from July 1, 2005 to August 11, 2005. As of August 31, 2005, taking into consideration the Private Placement, we had 936,277,855 shares of Common Stock issued and outstanding. No shares of Series D Preferred Stock remain outstanding. Further, the holders of a majority of our Series D Preferred Stock agreed to amend and restate all of our outstanding warrants to purchase shares of Series D Preferred Stock into warrants to purchase shares of Common Stock. In addition, certain holders of Series D Preferred Stock waived their right to receive options to purchase up to 18,666,667 shares of our Common Stock as a result of delays in registering shares issued under the 2003 and 2004 sales of Series D Preferred Stock.

We intend to use the proceeds from the Private Placement to fund increased research and development activities during fiscal years 2006 and 2007, as well as support the expansion of our sales and marketing channels. We plan to add significant personnel in these areas in advance of offsetting revenues. We also plan a large increase in capital expenditures from prior years to meet our growing personnel needs for office space, computers and telephones, and to upgrade our existing information technology, along with marketing related items like trade show booths. Additionally, we are changing our supplier(s) for our model 410 and new technologies. We believe there will be additional costs involved with any transition related to our suppliers.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

10.1 *	Form of Common Stock Purchase Agreement, dated as of August 11, 2005, by and between Voxware, Inc. and certain accredited investors.
10.2 *	Form of Amendment No. 2 to Stockholders Agreement, dated as of August 11, 2005, by and between Voxware, Inc. and certain accredited investors.

10.3*	Form of Amended and Restated Investor Rights Agreement, dated as of August 11, 2005, by and between Voxware, Inc. and certain accredited investors.
10.4†	License, Development and Reseller Agreement, dated as of September 26, 2005, by and between Voxware, Inc. and LXE Inc.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________

*	Incorporated by reference to previously filed exhibit filed in connection with Voxware, Inc. Current Report on Form 8-K that was filed on August 11, 2005.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2005

VOXWARE, INC.
(Registrant)

By: /s/ Thomas J. Drury, Jr.
Thomas J. Drury, Jr., President,
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Paul Commons
Paul Commons, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)