Form 10QSB
period 2005-12-31
VOXWARE INC
filed 2006-02-14
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of January 31, 2006.

Class	Number of Shares
Common Stock, $0.001 par value	6,262,844

Transitional Small Business Disclosure Format (check) one: Yes ☐No ☒

VOXWARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
For Quarter Ended December 31, 2005

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

Item 1. Financial Statements

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)
	December 31, 2005	June 30, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,144	$3,639
Accounts receivable, net of allowance for doubtful accounts of $182 and
$116 at December 31, 2005 and June 30, 2005, respectively	3,881	2,408
Inventory, net	400	616
Deferred project costs	102	150
Prepaids and other current assets	140	61
Total current assets	11,667	6,874

PROPERTY AND EQUIPMENT, NET	350	238
OTHER ASSETS
Deferred financing costs, net	175	266
Other assets, net	36	36
Total other assets	211	302
TOTAL ASSETS	$12,228	$7,414

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$736	$666
Line of credit	-	1,000
Accounts payable and accrued expenses	2,402	3,103
Deferred revenues	1,994	1,501
Total current liabilities	5,132	6,270
Long-term debt, net of current maturities	191	334
Total liabilities	5,323	6,604

STOCKHOLDERS' EQUITY
7% cumulative Series D Convertible Preferred Stock, $0.001 par value, ($9,744 aggregate liquidation preference at June 30, 2005); 649,621,940 shares issued
and outstanding at June 30, 2005	-	650
Common Stock, $0.001 par value, 12,000,000 and 1,500,000,000 shares authorized as of December 31, 2005 and June 30, 2005, respectively;
6,262,844 and 521,354 shares issued and outstanding at
December 31, 2005 and June 30, 2005, respectively	6	1
Additional paid-in capital	77,764	70,795
Accumulated deficit	(67,560)	(66,626)
Deferred compensation	(3,304)	(4,022)
Accumulated other comprehensive gain	(1)	12
Total stockholders' equity	6,905	810
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,228	$7,414

The accompanying notes are an integral part of these financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Product revenues	$3,096	$3,399	$7,473	$5,664
Services revenues	837	887	1,839	1,516
Total revenues	3,933	4,286	9,312	7,180

COST OF REVENUES
Cost of product revenues	1,044	1,293	2,267	1,954
Cost of service revenues	844	895	1,949	1,582
Total cost of revenues	1,888	2,188	4,216	3,536

GROSS PROFIT	2,045	2,098	5,096	3,644

OPERATING EXPENSES
Research and development	889	513	1,563	959
Sales and marketing	1,208	654	2,346	1,164
General and administrative	724	783	1,427	1,481
Amortization of deferred employee compensation	394	364	809	720
Total operating expenses	3,215	2,314	6,145	4,324

OPERATING LOSS	(1,170)	(216)	(1,049)	(680)

OTHER EXPENSES
Interest expense, net of interest income	(9)	(63)	(46)	(123)
Gain on sale of tax loss carryforwards	248	-	248	-
Other (expenses) income, net	(23)	6	(69)	5

NET LOSS BEFORE INCOME TAXES	(954)	(273)	(916)	(798)

BENEFIT FROM (PROVISION FOR) INCOME TAXES	48	-	(18)	-

NET LOSS	(906)	(273)	(934)	(798)
Dividends-Series D Convertible Preferred Stock	-	(176)	(80)	(353)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(906)	$(449)	$(1,014)	$(1,151)

NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS
Basic and diluted	$(0.14)	$(1.27)	$(0.21)	$(3.47)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and diluted	6,260	354	4,940	332

The accompanying notes are an integral part of these financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended December 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(934)	$(798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85	43
Gain on sale of tax loss carryforwards	(248)	-
Loss on disposal of equipment	-	24
Provision for doubtful accounts	66	6
Amortization of deferred employee compensation	809	720
Amortization of deferred financing costs	91	75
Changes in assets and liabilities:
Accounts receivable	(1,539)	(17)
Inventory	216	(54)
Deferred project costs	48	(342)
Prepaid expenses and other current assets	(79)	320
Other assets, net	-	(8)
Accounts payable and accrued expenses	(701)	(424)
Deferred revenues	493	377
Net cash used in operating activities	(1,693)	(78)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(197)	(59)
Proceeds from disposal of fixed assets	-	53
Proceeds from sale of tax loss carry-forwards	248	-
Net cash provided by (used in) investing activities	51	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	261	500
Proceeds from equity financing	6,190	-
Repayment of long-term debt	(334)	(43)
Repayment of short-term borrowings	(1,000)	(300)
Purchase of fractional shares created by reverse stock split	(15)	-
Proceeds from exercise of stock options and warrants	58	16
Net cash provided by financing activities	5,160	173

Effects of foreign currency exchange rate on cash and cash equivalents	(13)	55

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,505	144
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,639	1,124
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,144	$1,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$31	$30
Issuance of common stock in payment of Series D preferred stock dividends	$80	$353
Reclass of preferred stock rescission liability to equity	$-	$2,051

The accompanying notes are an integral part of these financial statements.

Voxware, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements of Voxware, Inc. and Subsidiaries (“Voxware” or the ”Company”) for the three and six months ended December 31, 2005 and 2004 included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The consolidated balance sheet at June 30, 2005 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

The consolidated statements of operations for the three and six months ended December 31, 2005 and 2004, are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2006, or any other future period.

The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including the Company’s ability to compete in the voice-based logistics market, the budgeting cycles of potential customers, the lengthy sales cycle of the Company’s solution, the volume of and revenues derived from sales of products utilizing its third-party partners network, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, the degree of success of the Company’s efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by the Company or its licensees and general economic conditions.

2. Significant Accounting Policies

Loss Per Share

The Company computes net loss per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic loss per share is calculated by dividing net loss less dividends by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net loss less dividends by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. As the Company had a net loss applicable to common stockholders, the impact of the assumed exercise of in the money stock options, warrants and the assumed conversion of Series D Convertible Preferred Stock (the "Series D Preferred Stock") in the aggregate amount of approximately 1,983,000 shares and 6,159,000 shares at December 31, 2005 and 2004, respectively, is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

Reverse Split

On December 12, 2005, the Company effected a reverse split of all outstanding shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at an exchange ratio of 1-for-150 (the “Reverse Split”). Under the terms of the Reverse Split, each shareholder received one share of Common Stock for every one hundred fifty shares of Common Stock owned as of the effective date. No fractional shares of Common Stock were issued as a result of the Reverse Split. In lieu of any fractional shares to which the stockholder would otherwise be entitled, the Company paid cash equal to such fraction multiplied by the closing trading price of the Common Stock on the trading day immediately preceding the effective day of the Reverse Split. There were no shares of Series D Preferred Stock outstanding on December 12, 2005, so Series D Preferred Stock was not impacted by the Reverse Split. All references in the consolidated financial statements to Common Stock shares and per share data have been adjusted retroactive to July 1, 2004 in response to the Reverse Split.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” ("APB 25"), using an intrinsic value approach to measure compensation expenses, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” ("SFAS 123"), and Emerging Issues

Task Force ( EITF ) Issue No. 96-18. “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services,” using a fair value approach.

SFAS 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Compensation expense of $394,000 and $809,000 was charged to operations in the three months and six months ended December 31, 2005, respectively, and $364,000 and $720,000 was charged to operations in the three months and six months ended December 31, 2004, respectively. Deferred employee compensation of $3,304,000 and $4,022,000 as of December 31, 2005 and June 30, 2005, respectively, is included in the accompanying consolidated financial statements. In accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years 2005 and 2004: risk-free interest rates ranging from 4.08% to 4.40% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 8 years for the options; and expected volatility of 100%. The following table illustrates the effects on net loss applicable to common stockholders and net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net loss applicable to common stockholders:
As reported	$(906)	$(449)	$(1,014)	$(1,151)
Add:
Stock-based employee compensation included in net loss	394	364	809	720
Less:
Stock-based compensation expense determined under
fair-value method for all awards, net of related tax effects	(223)	(55)	(373)	(86)

Pro forma net loss applicable to common stockholders	$(735)	$(140)	$(578)	$(517)

Net loss applicable to common stockholders - basic and diluted
As reported	$(0.14)	$(1.27)	$(0.21)	$(3.47)

Pro forma	$(0.12)	$(0.40)	$(0.12)	$(1.56)

Weighted average number of shares outstanding for use in computing
net loss per share applicable to common stockholders	6,260	354	4,940	332

The pro forma results above are not intended to be indicative of, or a projection of, future results.

Comprehensive Loss

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income (loss). The only items of other comprehensive income of the Company in the six months ended December 31, 2005 and 2004 are foreign currency translation adjustments.

Reclassifications

Certain amounts contained in the accompanying fiscal 2005 consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation.

Recently Issued Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R, “Share Based Payment" (“FAS 123R”), requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based upon their fair values. As amended by the Securities and Exchange Commission (“SEC”) on April 14, 2005, small business public filers must implement FAS123R no later than the start of the first fiscal year beginning after December 15, 2005, but earlier adoption is permitted. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company is currently evaluating FAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The impact of the adoption is not known at this time, but may have a significant adverse effect on the Company’s reported financial results.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143." This Interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and (or) method of settlement of the obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FASB Interpretation No. 47 to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154.") SFAS 154 replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors for fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS 154 will have a material impact on its consolidated financial position, results of operations or cash flows.

3. Series D Preferred Stock, Series D Preferred Stock Warrants, Common Stock and Common Stock Warrants

In 2003 and 2004, the Company issued Series D Preferred Stock through a series of private placements. The Series D Preferred Stock had a 7% dividend payable in cash or equity, at the election of the Company, and each share of Series D Preferred Stock was convertible into one share of the Company’s Common Stock at an initial conversion price of $0.015 per share. The Company paid in-kind dividends to holders of the Series D Preferred Stock through the issuance of 1,902,857 shares (12,686 shares after giving effect to the Reverse Split) of the Company’s Common Stock for the three and six months ended December 31, 2005. For the three and six month periods ended December 31, 2004, the Company paid in-kind dividends to holders of the Series D Preferred Stock through the issuance 3,458,880 shares (23,059 shares after giving effect to the Reverse Split) and 7,678,739 shares (51,192 shares after giving effect to the Reverse Split), respectively.

Pursuant to the transaction documents relating to our private placements consummated in 2003 and 2004, the Company agreed to provide certain registration rights to the purchasers. Accordingly, the Company filed a registration statement in a timely manner as required by such transaction documents. On September 9, 2004, the SEC asserted, among other things, a violation of Section 5 of the Securities Act in connection with these transactions. As such, the purchasers of the Series D Preferred Stock related to the April 2004 offering obtained the right to require the Company to repurchase the shares of Series D Preferred Stock sold at the original purchase price, plus statutory interest from the date of purchase for a period of one year following the date of violation. Upon learning of the SEC’s position in September 2004, the Company sought and obtained waivers of any right of rescission from the affected stockholders for 100% of the shares. However, since the waivers were not obtained until after year-end, a current liability in the amount of $2,051,000 was recorded at June 30, 2004. As 100% of the affected stockholders have since waived their rescission right, this amount was reclassed from a current liability to additional paid in capital in September 2004.

In August 2005, the Company conducted a private placement of 206,249,997 shares (1,375,000 shares after giving effect to the Reverse Split) of its Common Stock at a price of $0.032 per share ($4.80 per share after giving effect to the Reverse Split) to certain accredited investors. Aggregate proceeds to the Company were approximately $6,200,000, net of expenses and commissions. In connection with this transaction, the holders of a majority of the Company’s Series D Preferred Stock agreed to convert all of the Company’s outstanding shares of Series D Preferred Stock into shares of Common Stock. As a result, 649,016,089 shares of Series D Preferred Stock were converted into 649,016,089 shares (4,326,774 shares after giving effect to the Reverse Split) of Common Stock and 1,902,857 shares (12,686 shares after giving effect to the Reverse Split) of Common Stock was issued in lieu of paying cash dividends on the Series D Preferred Stock from July 1, 2005 through August 11, 2005. Further, the holders of a majority of the Company’s Series D Preferred Stock agreed to amend and restate all of the Company’s outstanding warrants to purchase shares of Series D Preferred Stock into warrants to purchase shares of Common Stock of the Company. In addition, certain holders of Series D Preferred Stock waived their right to receive options to purchase up to an aggregate of 18,666,667 shares (124,444 shares after giving effect to the Reverse Split) of Common Stock as a result of delays in registering shares issued under the 2003 and 2004 sales of Series D Preferred Stock.

As of December 31, 2005, the Company had warrants outstanding to purchase 1,161,706 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $18.825 per share, the last of which expire April 2014.

4. Borrowings

On December 30, 2003, the Company entered into a credit facility with Silicon Valley Bank (the “SVB facility”). The SVB facility initially provided the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (7.25% as of December 31, 2005) plus 0.5% per annum and is secured by all of the Company’s assets, including its intellectual property, and a guarantee by the Company’s two largest stockholders. In exchange for the SVB facility guarantee, the stockholders were granted 133,333,333 warrants to purchase shares of the Company’s Series D Preferred Stock at an exercise price of $0.015 per share.

The Company engaged Hempstead & Co. as its valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., as its valuation expert, the Company recorded a deferred financing asset of $526,000 on its balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004 and has a remaining balance of $175,000 as of December 31, 2005.

On May 28, 2004, the Company entered into a modification agreement with Silicon Valley Bank to the term loan deferring the seven monthly principal payments originally scheduled to occur from June 1, 2004 through December 1, 2004. Commencing on January 1, 2005, and over the remaining 24 payments, the deferred principal payments will be amortized and added to the original principal payment amount. The initial term of the loan has not been extended and the final term loan payment, due on December 1, 2006, shall include all outstanding term loan principal and accrued interest.

On December 8, 2004, the Company entered into a second loan modification agreement with Silicon Valley Bank wherein, among other factors, the working capital line of credit was increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability is determined by subtracting from $2,000,000 the amount outstanding under the term loan. The principal amount due under the term loan was $667,000 as of December 31, 2005, with $1,333,000 available under the working capital line of credit at that date. Effective January 1, 2005, the monthly principal payment under the term loan is approximately $56,000. These monthly principal payments under the term loan have the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate is at prime plus one-half percent with a minimum prime interest rate of 4.5%. As of December 31, 2005, the $1,333,000 working capital facility was fully available as there was no outstanding principal balance on this line of credit.

On November 9, 2005, the Company entered into a third loan modification agreement with Silicon Valley Bank providing the Company with a line of credit of up to $1,000,000 (the “Equipment Line”) to finance the acquisition of certain eligible equipment purchased on or after April 1, 2005. The Company first drew upon the Equipment Line on December 16, 2005 and a principal balance of $261,000 was outstanding as of December 31, 2005. The unpaid principal balance drawn against the Equipment Line bears interest at a rate of prime plus 1.75%. The Company is required to make interest-only payments on the Equipment Line until principal payments commence on May 9, 2006. The principal balance is to be paid in 30 equal installments.

On January 20, 2006, with an effective date of December 26, 2005, the Company entered into a fourth loan modification agreement with Silicon Valley Bank renewing the working capital line of credit to December 26, 2006. The terms remained materially the same as the second loan modification agreement with the exception that letters of credit, foreign exchange contracts, and certain cash management related services, to the extent they may impose a liability on Silicon Valley Bank, are deducted from the available limit the Company may borrow. Any letters of credit, foreign exchange contracts, and certain cash management related services are each limited to a maximum of $100,000 in accordance with the terms of the fourth loan modification. As of December 31, 2005 the Company had no outstanding letters of credit or foreign exchange contracts, but does have a corporate credit card secured by the line of credit which places a $35,000 restriction on the working capital line of credit.

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

5. Commitments and Contingencies

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $241,000 and $214,000 for the six months ended December 31, 2005 and 2004, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of December 31, 2005 are as follows:

(in thousands)
Six months ending June 30, 2006	$230
Year ending June 30, 2007	367
Year ending June 30, 2008	17
Year ending June 30, 2009	1
$615

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. Such statements are subject to certain factors that may cause our plans to differ or results to vary from those expected, including the risks associated with: our need to introduce new and enhanced products and services in order to increase market penetration, and the risk of obsolescence of our products and services due to technological change; our need to attract and retain key management and other personnel with experience in providing integrated voice-based solutions for e-logistics, specializing in the supply chain sector; the potential for substantial fluctuations in our results of operations; competition from others; our evolving distribution strategy and increasing dependence on third-party distribution channels; the potential that voice-based products will not be widely accepted; and a variety of risks set forth from time to time in our filings with the SEC. We undertake no obligation to publicly release results of any of these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrences of unexpected results.

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

The VoiceLogistics solution is a combination of software, hardware and professional services. Enabled by VoxBrowser™, our patented speech recognition Voice XML web browser technology, the VoiceLogistics solution creates a dynamic, real-time link between highly mobile workers, the warehouse management system (“WMS”) and supervisory personnel. We believe that our patented solution is unique in the industry because it is the first web-based, people-centric, interactive speech recognition application designed to Voice XML standards and is engineered specifically to operate in highly demanding industrial environments. VoxBrowser allows for the development and deployment of voice-based logistics solutions independent of the hardware platform on which it operates.

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

Historically, our sales are generated primarily by our own sales force working directly with the end users of the VoiceLogistics solution. With the introduction of VoxBrowser in 2005 and our ongoing development of additional VoiceLogistics products, we are investing substantial resources into expanding our partnership channels with particular emphasis on the development of relationships with barcode equipment manufacturers and vendors, VARs (Value added resellers), logistics consultants and WMS vendors. This is most recently evidenced through our agreements with LXE Inc. (“LXE”) and Symbol Technologies, Inc. (“Symbol”).

Effective as of October 1, 2005, we entered into an agreement with LXE to outsource the manufacturing of our VLS-410 hardware. Under the terms of the agreement, we licensed certain hardware technology to LXE for production and distribution by LXE. We further authorized LXE to resell our recently introduced VoxBrowser™ product. LXE authorized us to resell certain next generation hardware products to be developed in the future. Each party is authorized to resell the other party’s products throughout the world. The agreement has an initial term of five years and is subject to automatic renewals. On January 6, 2006 Symbol endorsed our products by designating us as a “PartnerSelect Premier Independent Software Vendor” of voice-based solutions. We are actively soliciting similar relationships with other leading equipment vendors and their distributors.

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

Deferred revenue consists of unearned customer deposits and post contract customer support (“PCS”) arrangements. Customer deposits are recognized as revenue upon customer acceptance of the underlying product and services in conjunction with the recognition of deferred project costs. PCS arrangements include extended hardware warranty, software maintenance revenues and depot management service fees. These arrangements, which sometimes include amounts bundled with initial revenues, are deferred upon invoicing and recognized as revenue over the term of the warranty or service period, which is typically one year.

We continue to generate royalty revenues from our speech coding technologies in the form of royalties, periodic license renewal fees, and maintenance fees. Royalty revenues are recognized at the time of the customer’s shipment of products incorporating the technology.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of international and economic risk, as well as the aging of the accounts receivable. If there is a change in a major customer’s credit worthiness or if actual defaults differ from our historical experience, our estimates of recoverability of amounts due us could be affected.

Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of the technological feasibility of our products and general release substantially coincided. As a result, costs we incurred between completion of the working model and the point at which the product is ready for general release have been insignificant and, therefore, we have not capitalized any such costs.

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

In accordance with SFAS No. 109, “Accounting for Income Taxes”, our deferred tax assets represent net operating loss carry-forwards and temporary differences that will result in deductible amounts in future years if we have taxable income. We have established a 100% valuation allowance against our net deferred assets based on estimates and certain tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will not be able to utilize the benefit of these tax assets to offset future taxable income in certain jurisdictions. If these estimates and related assumptions change, we will adjust the valuation allowance.

On December 12, 2005, we effected a reverse split of all outstanding shares of our common stock, $0.001 par value per share (the “Common Stock”), at an exchange ratio of 1-for-150 (the “Reverse Split”). Under the terms of the Reverse Split, each shareholder received one share of Common Stock for every one hundred fifty shares of Common Stock owned as of the effective date. No fractional shares of Common Stock were issued as a result of the Reverse Split. In lieu of any fractional shares to which the stockholder would otherwise be entitled, we paid cash equal to such fraction multiplied by the closing trading price of the Common Stock on the trading day immediately preceding the effective day of the Reverse Split.

Our key accounting estimates and policies are reviewed with the Audit Committee of our Board of Directors.

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements.

Results of Operations

Three months ended December 31, 2005 compared to the three months ended December 31, 2004 (dollars in table are presented in thousands).

	Three Months ended December 31, 2005	% of Total Revenue	Three Months ended December 31, 2004	% of Total Revenue	$ Change	% Change

Product revenues	$3,096	79%	$3,399	79%	$(303)	(9%)
Services revenues	837	21%	887	21%	(50)	(6%)
Total revenues	3,933	100%	4,286	100%	(353)	(8%)

Cost of product revenues	1,044	27%	1,293	30%	(249)	(19%)
Cost of service revenues	844	21%	895	21%	(51)	(6%)
Total cost of revenues	1,888	48%	2,188	51%	(300)	(14%)

Gross profit	2,045	52%	2,098	49%	(53)	(3%)

Research and development	889	23%	513	12%	376	73%
Sales and marketing	1,208	31%	654	15%	554	85%
General and administrative	724	18%	783	18%	(59)	(8%)
Amortization of deferred
employee compensation	394	10%	364	9%	30	8%
Total operating expenses	3,215	82%	2,314	54%	901	39%

Operating loss	(1,170)	(30%)	(216)	(5%)	(954)	(442%)

Interest expense, net of interest income	(9)	0%	(63)	(1%)	54	86%
Gain on sale of tax loss carryforwards	248	6%	0	0%	248	N/A
Other expenses, net	(23)	0%	6	0%	(29)	(483%)
Net loss before income taxes	(954)	(24%)	(273)	(6%)	(681)	(249%)

Benefit from income taxes	48	1%	0	0%	48	N/A

Net loss	$(906)	(23%)	$(273)	(6%)	$(633)	(232%)

Revenues
Our total revenues were $3,933,000 for the three months ended December 31, 2005, compared to total revenues of $4,286,000 for the three months ended December 31, 2004. The $353,000 (8%) decrease in total revenues primarily reflects a decrease in the number of unit sales of VLS-410 hardware and related software and implementation services. Product revenues accounted for 79% of revenues and service revenues accounted for 21% of revenues during both the three months ended December 31, 2005 and 2004. Our revenues declined during the three months ended December 31, 2005 as a few large customers delayed planned installations. We believe that such delays resulted from specific events at the customers’ corporate level that are unrelated to our products and services. Such events included, but were not limited to, changes in a customer's executive management team and customer projects put on hold due to cost restructuring efforts.

Total product revenues decreased $303,000 (9%) to $3,096,000 during the three months ended December 31, 2005 from $3,399,000 in the three months ended December 31, 2004. The decrease in product revenues during the three months ended December 31, 2005 was driven by a 27% decrease in the number of units shipped during the three months compounded by a lower average price per unit. The lower price per unit is due to client software not being included in upgrades of VLS410 units as replacements to VLS310 units at existing customer sites and increased competitive pressures. During the three months ended December 31, 2005, upgrades accounted for 31% of units shipped as compared to 26% during the three months ended December 31, 2004. The decrease in number of units shipped during the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 was due primarily to delays of planned installations of the VoiceLogistics solution by certain key customers and potential customers due to events at their corporate level independent of Voxware. The rate of decrease in product revenue is less than the decrease in units shipped because of the timing of completion of implementation projects. Revenue that was deferred as of September 30, 2005 and recognized during the three months ended December 31, 2005 exceeded that of the prior year. We expect in coming periods that an increasing portion of our product revenue will come from licensing of software versus sales of hardware resulting from our newly formed sales arrangement with third party equipment vendors.

Service revenues were primarily attributable to customer support and professional service fees relating to voice-based solutions. For the three months ended December 31, 2005, service revenues totaled $837,000, reflecting a decrease of $50,000 (6%) from service revenues of $887,000 for the three months ended December 31, 2004. The decrease in service revenues is attributable to a decreased number of VoiceLogistics implementations in the three months ended December 31, 2005 as compared to the prior fiscal year. The rate of decrease of services revenue (6%) was lower than product revenue (9%) during three months ended December 31, 2005 because revenue from customer support and maintenance services is less prone to variations due to changes in unit sales than product revenue and because subsequent sales of VoiceLogistics to existing customers generally require less professional services than the initial deployment.

Cost of Revenues

Total cost of revenues decreased $300,000 (14%) from $2,188,000 for the three months ended December 31, 2004 to $1,888,000 for the three months ended December 31, 2005.

Cost of product revenues decreased $249,000 (19%) from $1,293,000 in the three months ended December 31, 2004 to $1,044,000 in the three months ended December 31, 2005. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Our manufacturing staff, comprised of 6 individuals as of December 31, 2005 and 4 individuals as of December 31, 2004, is included in cost of product revenues. The decrease in cost of product revenues is primarily attributable to the 27% decrease in the number of units shipped during the quarter ended December 31, 2005 as compared to the quarter ended December 31, 2004. The volume decrease was partially offset by higher labor costs associated with increased staff size. We expect our hardware costs will be higher during the transition of the manufacturing of our VLS410 unit to third-party suppliers.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs are tracked by project and deferred until the related project revenue is recognized. Costs of customer support and professional services staff in support of our sales and research and development activities are recorded as operating expenses. As of December 31, 2005, our customer support and professional services staff was comprised of 37 individuals, as compared to 29 individuals as of December 31, 2004. Cost of service revenues decreased $51,000 (6%) from $895,000 in the three months ended December 31, 2004 to $844,000 in the three months ended December 31, 2005. This decrease reflects the 6% decrease in service revenue during the period. The customer support and professional services teams incurred an additional $97,000 in support of research and development activities in the quarter ended December 31, 2005 as compared to the quarter ended December 31, 2004, thus reducing the cost of services revenue by that amount. This was offset by an increase of $49,000 of project costs recognized during the quarter ended December 31, 2005, which had been deferred as of September 30, 2005, as compared to the quarter ended December 31, 2004.

Operating Expenses

Total operating expenses increased by $901,000 (39%) to $3,215,000 in the quarter ended December 31, 2005 from $2,314,000 in the quarter ended December 31, 2004. As of December 31, 2005, headcount of operating personnel totaled 52 compared to 32 at December 31, 2004.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development. As of December 31, 2005, our research and development team was comprised of 20 individuals compared to 14 individuals at December 31, 2004. Our research and development expenses increased $376,000 (73%) to $889,000 in the quarter ended December 31, 2005 from $513,000 in the quarter ended December 31, 2004. The increase in research and development expenses during the quarter ended December 31, 2005 is due primarily to $83,000 of increased personnel costs, $130,000 of increased consulting fees and approximately $97,000 of increased costs incurred by our customer support and professional services teams in support of research and development activities. The increases are due primarily to the development of the next generation VoiceLogistics suite of products.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third party partnership fees, travel expenses and trade show expenses. Our sales and marketing staff was comprised of 21 individuals as of December 31, 2005 compared to 12 individuals as of December 31, 2004. Sales and marketing expenses increased $554,000 (85%) to $1,208,000 in the quarter ended December 31, 2005 from $654,000 in the quarter ended December 31, 2004. The increase in sales and marketing expenses is due primarily to increased salary expenses, marketing programs and travel costs reflecting our focus on expanding customer base and channel partner relationships both domestically and abroad.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. As of December 31, 2005, the general and administrative staff was comprised of 11 individuals compared to 6 individuals at December 31, 2004. General and administrative expenses decreased $59,000 (8%) to $724,000 in the quarter ended December 31, 2005 from $783,000 in the quarter ended December 31, 2004. Outside professional service costs, including, legal, accounting and outside consulting fees decreased $46,000 during the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004, while bad debt charges decreased approximately $28,000, equipment, supplies and related office expenses decreased $32,000, and severance costs decreased approximately $30,000. These decreases were offset by personnel costs of $86,000 associated with the increased staff size.

The non-cash charge of deferred employee compensation expense for the quarter ended December 31, 2005 was $394,000 and $364,000 for the quarter ended December 31, 2004.

Interest Expense

Interest expense is reported net of interest income earned. Net interest charges for the quarter ended December 31, 2005 were $9,000, compared to $63,000 for the quarter ended December 31, 2004, a decrease of $54,000 (86%). The decrease is primarily due to interest income of $51,000 earned during the quarter ended December 31, 2005 on the net proceeds of $6,200,000 received from the sale of our common stock in August 2005. Interest expense relates primarily to the Silicon Valley Bank credit facility issued December 30, 2003. The interest rate on the Silicon Valley Bank credit facility was 7.75% as of December 31, 2005, as compared to 5.75% as of December 31, 2004. The increased interest rate was offset by our lower outstanding debt, which was $927,000 as of December 31, 2005, as compared to $2,000,000 as of December 31, 2004.

Gain on Sale of Tax Loss Carryforwards

The State of New Jersey passed legislation in 1999 allowing technology companies based in New Jersey to apply for transfer or sale of unused State of New Jersey net operating losses for cash. Profitable companies can buy these losses at a discount, thereby reducing their state tax obligations. We received a determination letter from the State of New Jersey to sell $3,133,000 of our losses, which generated cash proceeds of $248,000 during the quarter ended December 31, 2005. We did not participate in the program during fiscal 2004.

Benefit from Income Taxes

The provision for income tax benefits accounts for our tax obligations to various federal and state governments. The income tax benefit was $48,000 for the three months ended December 31, 2005, as compared to $0 for the three months ended December 31, 2004. Historically, we have incurred substantial losses for both accounting and tax purposes and thus, had no current income tax obligations. There are significant differences in calculating income or loss for accounting and tax purposes, primarily relating to charges such as amortization of deferred employee compensation that are recorded in the current period for accounting purposes, but not allowed for tax purposes. During the three months ended December 31, 2005, we had a net loss before taxes of $954,000 for accounting purposes, but taxable loss of approximately $725,000. While we have substantial net operating losses to offset taxable income in some taxing jurisdictions, certain restrictions preclude us from fully utilizing the benefit of these net operating losses. Furthermore, the expansion of our business requires us to file taxes in jurisdictions where we did not previously operate, and thus, do not have established net operating loss carry-forwards to offset the tax liability.

Six Months ended December 31, 2005 compared to the six months ended December 31, 2004 (dollars in table are presented in thousands).

	Six Months Ended December 31, 2005	% of Total Revenue	Six Months Ended December 31, 2004	% of Total Revenue	$ Change	% Change

Product revenues	$7,473	80%	$5,664	79%	$1,809	32%
Services revenues	1,839	20%	1,516	21%	323	21%
Total revenues	9,312	100%	7,180	100%	2,132	30%

Cost of product revenues	2,267	24%	1,954	27%	313	16%
Cost of service revenues	1,949	21%	1,582	22%	367	23%
Total cost of revenues	4,216	45%	3,536	49%	680	19%

Gross profit	5,096	55%	3,644	51%	1,452	40%

Research and development	1,563	17%	959	13%	604	63%
Sales and marketing	2,346	25%	1,164	16%	1,182	102%
General and administrative	1,427	15%	1,481	21%	(54)	(4%)
Amortization of deferred
employee compensation	809	9%	720	10%	89	12%
Total operating expenses	6,145	66%	4,324	60%	1,821	42%

Operating income (loss)	(1,049)	(11%)	(680)	(9%)	(369)	(54%)

Interest expense, net of interest income	(46)	0%	(123)	(2%)	77	63%
Gain on sale of tax loss carryforwards	248	2%	0	0%	248	N/A
Other expenses, net	(69)	(1%)	5	0%	(74)	N/M
Net income (loss) before income taxes	(916)	(10%)	(798)	(11%)	(118)	(15%)

Provision for income taxes	(18)	0%	0	0%	(18)	N/A

Net loss	$(934)	(10%)	$(798)	(11%)	$(136)	(17%)

Revenues

Our total revenues were $9,312,000 for the six months ended December 31, 2005, compared to total revenues of $7,180,000 for the six months ended December 31, 2004. The $2,132,000 (30%) increase in total revenues reflects an increase in the number of unit sales of VLS-410 hardware and related software and an increase in our implementation services during the first quarter of fiscal 2006 offset in part by decreases in product revenues and service revenues during the second quarter. Product revenues accounted for 80% of revenues during the six months ended December 31, 2005, as compared to 79% during the six months ended December 31, 2004. Service revenues accounted for 20% of revenue during the six months ended December 31, 2005 as compared to 21% during the six months ended December 31, 2004.

Total product revenues increased $1,809,000 (32%) to $7,473,000 during the six months ended December 31, 2005 from $5,664,000 in the six months ended December 31, 2004. The increase in product revenues during the six months ended December 31, 2005 was driven by a 20% increase in the number of units shipped during the period offset by a lower average price per unit. The lower price per unit is due to client software not being included in upgrades of VLS410 units as replacements to VLS310 units at existing customer sites and increased competitive pressures. During the six months ended December 31, 2005, upgrades accounted for 26% of units shipped as compared to 18% during the six months ended December 31, 2004. In addition, revenue that was deferred as of June 30, 2005 and recognized during the six months ended December 31, 2005 exceeded that of the prior year because of the timing of completion of implementation projects.

Service revenues were primarily attributable to customer support and professional service fees relating to voice-based solutions. For the six months ended December 31, 2005, service revenues totaled $1,839,000, reflecting an increase of $323,000 (21%) from service revenues of $1,516,000 for the six months ended December 31, 2004. The increase in service revenues is attributable to an increased number of VoiceLogistics implementations during the six months ended December 31, 2005, as compared to the same period in the prior fiscal year. The rate of growth of services revenue (21%) during the six months ended

December 31, 2005 was less than product revenue (32%) during six months ended December 31, 2005 due to competitive pressures and because subsequent sales of VoiceLogistics to existing customers generally require less professional services than the initial deployment. We are also enhancing our software’s capabilities to allow faster and less expensive implementations in the future, which may lead to lower service revenues on new customers.

Cost of Revenues

Total cost of revenues increased $680,000 (19%) from $3,536,000 for the six months ended December 31, 2004 to $4,216,000 for the six months ended December 31, 2005.

Cost of product revenues increased $313,000 (16%) from $1,954,000 in the six months ended December 31, 2004 to $2,267,000 in the six months ended December 31, 2005. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is our manufacturing staff, comprised of 6 individuals as of December 31, 2005 and 4 individuals as of December 31, 2004. The increase in cost of product revenues is primarily attributable to the 20% increase in the number of units shipped during the six months ended December 31, 2005, as compared to the six months ended December 31, 2004. The volume increase was partially offset by lower costs per unit created by increased economies of scale. Warranty costs were lower during the six months ended December 31, 2005 than in the six months ended December 31, 2004 because the VLS410, which we began to sell late in fiscal year 2004, has proven more reliable and less expensive to maintain than its predecessor, the VLS310. Warranty coverage on all VLS310 units expired prior to June 30, 2005. We expect our hardware costs will be higher during the transition of suppliers of our VLS410 unit.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs are tracked by project and deferred until the related project revenue is recognized. Costs of customer support and professional services staff in support of our sales and research and development activities are recorded as operating expenses. As of December 31, 2005, our customer support and professional services staff was comprised of 37 individuals, as compared to 29 individuals as of December 31, 2004. Cost of service revenues increased $367,000 (23%) from $1,582,000 in the six months ended December 31, 2004 to $1,949,000 in the six months ended December 31, 2005. This increase reflects the 21% increase in service revenue during the same periods reflecting the additional cost to support a greater number of sites and users equipped with the VoiceLogistics product line. The increased costs are primarily attributed to $92,000 of higher labor costs, $63,000 of higher travel costs and $19,000 of higher outside consulting services during the six months ended December 31, 2005. In addition, there was an increase of $339,000 of project costs recognized during the six months ended December 31, 2005, which had been deferred as of June 30, 2005, as compared to the six months ended December 31, 2004. These increases were offset by $174,000 of additional charges incurred by the customer support and professional services staff in support of our sales and research and development activities during the six months ended December 31, 2005, which had been deferred as of June 30, 2005, as compared to the six months ended December 31, 2004.

Operating Expenses

Total operating expenses increased by $1,821,000 (42%) to $6,145,000 in the six months ended December 31, 2005 from $4,324,000 in the six months ended December 31, 2004. As of December 31, 2005, headcount of operating personnel totaled 52 compared to 32 at December 31, 2004.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development. As of December 31, 2005, our research and development team was comprised of 20 individuals compared to 14 individuals at December 31, 2004. Our research and development expenses increased $604,000 (63%) to $1,563,000 in the six months ended December 31, 2005 from $959,000 in the six months ended December 31, 2004. The increase in research and development expenses during the six months ended December 31, 2005 is due primarily to $270,000 of increased personnel costs, $168,000 of increased consulting fees and $134,000 of increased costs incurred by our customer support and professional services teams in support of research and development activities. The increases are primarily related to the development of the next generation VoiceLogistics suite of products.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third party partnership fees, travel expenses and trade show expenses. Our sales and marketing staff was comprised of 21 individuals at December 31, 2005 compared to 12 individuals at December 31, 2004. Sales and marketing expenses increased $1,182,000 (102%) to $2,346,000 in the six months ended December 31, 2005 from $1,164,000 in the six months ended December 31, 2004. The increase in sales and marketing expenses is due primarily to salary expenses, marketing programs and travel costs reflecting our focus on expanding customer base and channel partner relationships both domestically and abroad. In addition, sales commissions and third party finders fees increased in response to the increased revenue in the six months ended December 31, 2005 as compared to the six months ended December 31, 2004.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. As of December 31, 2005, the general and administrative staff was comprised of 11 individuals compared to 6 individuals at December 31, 2004. General and administrative expenses decreased $54,000 (4%) to $1,427,000 in the six months ended December 31, 2005 from $1,481,000 in the six months ended December 31, 2004. Outside professional service costs, including, legal, accounting and outside consulting fees decreased $138,000 during the six months ended December 31, 2005 compared to the six months ended December 31, 2004, while equipment, supplies and related office expenses decreased $36,000 and severance costs decreased approximately $30,000. These decreases were offset by personnel costs of $153,000 associated with the increased staff size.

The non-cash charge of deferred employee compensation expense for the six months ending December 31, 2005 was $809,000 as compared to $720,000 for the six months ending December 31, 2004.

Interest Expense

Interest expense is reported net of interest income earned. Net interest charges for the six months ended December 31, 2005 were $46,000, compared to $123,000 for the six months ended December 31, 2004, a decrease of $77,000 (63%). The decrease is primarily due to interest income of $80,000 earned during the six months ended December 31, 2005 on the net proceeds of $6,200,000 received from the sale of our common stock in August 2005. Interest expense relates primarily to the Silicon Valley Bank credit facility issued December 30, 2003. The interest rate on the Silicon Valley Bank credit facility was 7.75% as of December 31, 2005 as compared to 5.75% as of December 31, 2004. The increased interest rate was offset by our lower outstanding debt, which was $927,000 as of December 31, 2005 as compared to $2,000,000 as of December 31, 2004.

Gain on Sale of Tax Loss Carryforwards

The State of New Jersey passed legislation in 1999 allowing technology companies based in New Jersey to apply for transfer or sale of unused State of New Jersey net operating losses for cash. Profitable companies can buy these losses at a discount, thereby reducing their state tax obligations. We received a determination letter from the State of New Jersey to sell $3,133,000 of our losses, which generated cash proceeds of $248,000 during the six months ended December 31, 2005. We did not participate in the program during fiscal 2004.

Provision for Income Taxes

The provision for income taxes accounts for our tax obligations to various federal and state governments. The provision for income taxes was $18,000 for the six months ended December 31, 2005, as compared to $0 for the six months ended December 31, 2004. During the six months ended December 31, 2005, we had a net loss before taxes of $916,000 for accounting purposes. There are significant differences in calculating income or loss for accounting and tax purposes, primarily relating to charges such as amortization of deferred employee compensation that are recorded in the current period for accounting purposes, but deferred for tax purposes. Furthermore, tax laws differ in each jurisdiction, yielding differing amounts of taxable income or loss in each jurisdiction. While we have substantial net operating losses to offset taxable income in some taxing jurisdictions, certain restrictions preclude us from fully utilizing the benefit of these net operating losses. In addition, the expansion of our business requires us to file taxes in jurisdictions where we did not previously operate, and thus, do not have established net operating loss carryforwards to offset the tax liability.

Liquidity and Capital Resources

As of December 31, 2005, we had $7,144,000 in cash and cash equivalents, compared to $3,639,000 in cash and cash equivalents as of June 30, 2005, an increase of $3,505,000. Our working capital as of December 31, 2005 was $6,535,000 compared to $604,000 as of June 30, 2005, an increase of $5,931,000.

Net cash used in operating activities totaled $1,693,000 for the six months ended December 31, 2005, primarily consisting of a net loss of $934,000, adjusted for the one-time gain of $248,000 on the sale of tax loss carryforwards, an increase of $1,539,000 in accounts receivable, and a decrease of $701,000 in accounts payable and accrued expenses; offset by an increase in deferred revenues of $493,000, a decrease in inventory of $216,000, a decrease in deferred project costs of $48,000 and non-cash charges including amortization of deferred employee compensation of $809,000, amortization of financing costs of $91,000, depreciation and amortization charges of $85,000, and provision for doubtful accounts of $66,000. Changes to the balances of accounts receivable, inventory, deferred project costs and deferred revenue were due primarily to the timing of sales with the period, which were weighted towards the end of the quarter. Accounts payable and accrued expenses decreased during the six months ended December 31, 2005 as funding from the August 2005 private placement provided resources that allowed us to reduce our outstanding liabilities, including the payment of annual bonuses. Net cash used in operating activities totaled $78,000 for the six

20-

months ended December 31, 2004, primarily consisting of net loss of $798,000, a decrease of $424,000 in accounts payables and accrued expenses, an increase in inventory of $54,000, an increase in deferred revenue of $377,000, offset by a decrease of $320,000 of prepaid expenses and other current assets, a loss of $24,000 from the disposal of fixed assets, as well as non-cash charges of amortization of deferred employee compensation of $720,000, amortization of financing costs of $75,000 and depreciation and amortization charges of $43,000.

In the six months ended December 31, 2005, net cash provided by investing activities totaled $51,000 as a result of proceeds totaling $248,000 from the sale of tax loss carry-forwards offset by purchases of property and equipment totaling $197,000. In the six months ended December 31, 2004, net cash used in investing activities totaled $6,000 as a result of proceeds of $53,000 from the disposal of assets netted against purchases totaling $59,000 of property and equipment.

Net cash provided by financing activities totaled $5,160,000 during the six months ended December 31, 2005. A private placement of our Common Stock in August 2005 yielded net proceeds of approximately $6,190,000, while $58,000 was raised from the exercise by employees of options to purchase common stock. We borrowed $261,000 during the six months ended December 31, 2005 against a line of credit for the purchase of equipment. The $1,000,000 borrowed against the working line of credit as of June 30, 2005 was fully paid during the six months ended December 31, 2005. In addition, $334,000 was paid against long-term debt and $15,000 was paid to repurchase fractional shares created by the Reverse Split of our Common Stock in December 2005. Net cash provided by financing activities totaled $173,000 during the six months ended December 31, 2004. $500,000 was provided by borrowing against the line of credit and an additional $16,000 was provided by proceeds from the exercise of stock options and warrants. $300,000 was used to repay short term borrowing against the line of credit, while $43,000 for the repayment of long-term debt.

During fiscal years 2003 and 2004, we completed a series of private placements of Series D Convertible Preferred Stock (the “Series D Preferred Stock”). The Series D Preferred Stock had a 7% dividend payable in cash or equity, at our election, and was convertible into Common Stock on a one-for-one basis. Pursuant to these transactions, warrants to purchase Series D Preferred Stock were also provided to certain holders of the Series D Preferred Stock. As of June 30, 2005, 649,621,940 shares of Series D Preferred Stock and warrants to purchase 156,879,326 shares of Series D Preferred Stock were outstanding. In July 2005, 605,851 shares of Series D Preferred Stock were converted into Common Stock.

On August 11, 2005, we entered into a Common Stock Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue an aggregate of up to 206,250,000 shares (1,375,000 after giving effect to the Reverse Split) of our Common Stock in a private placement. On August 11, 2005, we issued and sold an aggregate of 188,860,967 shares (1,259,073 after giving effect to the Reverse Split) of Common Stock, and on August 22, 2005, the private placement's second and final closing, we issued and sold an additional 17,389,030 shares (115,927 after giving effect to the Reverse Split) of Common Stock. A total of 206,249,997 shares (1,375,000 after giving effect to the Reverse Split) of Common Stock were issued through the August 2005 private placement (the “Private Placement”). We received aggregate proceeds of approximately $6,600,000 before expenses and commissions. In connection with the Private Placement, the holders of a majority of our Series D Preferred Stock agreed to convert all of the outstanding shares of Series D Preferred Stock into shares of Common Stock. As a result, the remaining 649,016,089 shares of Series D Preferred Stock were converted into 649,016,089 shares (4,326,774 after giving effect to the Reverse Split) of Common Stock, and 1,902,857 shares (12,686 after giving effect to the Reverse Split) of Common Stock were issued in lieu of paying cash dividends on the Series D Preferred Stock from July 1, 2005 to August 11, 2005. As of August 31, 2005, taking into consideration the Private Placement and unrelated exercises of stock options, we had 936,277,855 shares (6,241,852 after giving effect to the Reverse Split) of Common Stock issued and outstanding. No shares of Series D Preferred Stock remain outstanding. Further, the holders of a majority of our Series D Preferred Stock agreed to amend and restate all of our outstanding warrants to purchase shares of Series D Preferred Stock into warrants to purchase shares of Common Stock. In addition, certain holders of Series D Preferred Stock waived their right to receive options to purchase up to 18,666,667 shares (124,444 after giving effect to the Reverse Split) of our Common Stock as a result of delays in registering shares issued under the 2003 and 2004 sales of Series D Preferred Stock.

We are using the proceeds from the Private Placement to fund significantly increased research and development activities during fiscal years 2006 and 2007, as well as support the substantial expansion of our sales and marketing channels domestically and abroad. We added significant personnel costs and plan to increase marketing program expenses in these areas in advance of offsetting revenues. We also plan a large increase in capital expenditures from prior years to meet our growing personnel needs for office space, computers and telephones, and to upgrade our existing information technology, along with marketing related items like trade show booths. Additionally, we are changing our supplier(s) for our model 410 and new technologies. We believe there will be additional costs involved with any transition related to our suppliers.

On December 30, 2003, we entered into a credit facility with Silicon Valley Bank (the “SVB facility”). The SVB facility initially provided us with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB facility bears interest at a rate of prime (7.25% as of December 31, 2005) plus 0.5% per annum and is secured by all of our assets, including its intellectual property, and a guarantee by our two largest stockholders. In exchange for the SVB facility guarantee, the stockholders were granted warrants to purchase 133,333,333 shares of our Series D Preferred Stock at an exercise price of $0.015 per share.

We engaged Hempstead & Co. as our valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., we recorded a deferred financing asset of $526,000 on our balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004 and has a remaining balance of $175,000 as of December 31, 2005.

On May 28, 2004, we entered into a modification agreement with Silicon Valley Bank to the term loan deferring the seven monthly principal payments originally scheduled to occur from June 1, 2004 through December 1, 2004. Commencing on January 1, 2005, and over the remaining 24 payments, the deferred principal payments will be amortized and added to the original principal payment amount. The initial term of the loan has not been extended and the final term loan payment, due on December 1, 2006, shall include all outstanding term loan principal and accrued interest.

On December 8, 2004, we entered into a second loan modification agreement with Silicon Valley Bank wherein, among other factors, the working capital line of credit was increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability is determined by subtracting from $2,000,000 the amount outstanding under the term loan. The principal amount due under the term loan was $667,000 as of December 31, 2005, with $1,333,000 available under the working capital line of credit at that date. Effective January 1, 2005, the monthly principal payment under the term loan is approximately $56,000. These monthly principal payments under the term loan have the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate is at prime plus one-half percent with a minimum prime interest rate of 4.5%. As of December 31, 2005, the $1,333,000 working capital facility was fully available as there was no outstanding principal balance on this line of credit.

On November 9, 2005, we entered into a third loan modification agreement with Silicon Valley Bank providing us with a line of credit of up to $1,000,000 (the “Equipment Line”) to finance the acquisition of certain eligible equipment purchased on or after April 1, 2005. We first drew upon the Equipment Line on December 16, 2005 and a principal balance of $261,000 was outstanding as of December 31, 2005. The unpaid principal balance drawn against the Equipment Line bears interest at a rate of prime plus 1.75%. We are required to make interest-only payments on the Equipment Line until principal payments commence on May 9, 2006. The principal balance is to be paid in 30 equal installments.

On January 20, 2006, with an effective date of December 26, 2005, we entered into a fourth loan modification agreement with Silicon Valley Bank renewing the working capital line of credit to December 26, 2006. The terms remained materially the same as the second loan modification agreement with the exception that letters of credit, foreign exchange contracts, and certain cash management related services, to the extent they may impose a liability on the bank, are deducted from the available limit that we may borrow. Any letters of credit, foreign exchange contracts, and certain cash management related services are each limited to a maximum of $100,000 in accordance with the terms of the fourth loan modification. As of December 31, 2005 we had no outstanding letters of credit or foreign exchange contracts, but do have a corporate credit card secured by the line of credit which places a $35,000 restriction on the working capital line of credit.

Our wholly-owned subsidiary, Voxware n.v., had an equipment loan with KBC Bank Roeselare. The original amount of this loan was €70,000. This equipment loan was due November 13, 2005, and was payable in 36 equal installments of €2,136. Interest on the facility was charged at 6.12% per annum, and was secured by a blanket lien on equipment. This loan was paid in full and closed in December 2004.

We are expanding our partnership channel with particular emphasis on the development of relationships with barcode equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. As a result of these relationships, a greater percentage of revenue is likely to be derived from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. However, by being farther removed from the end customer of our VoiceLogistics solutions, a similar mix in sales may yield overall lower margins and we may experience increased days to collect accounts receivable thereby impacting cash availability.

Effective as of October 1, 2005, we entered into an expanded reselling and licensing agreement combined with outsourcing the manufacturing of our VLS-410 hardware to LXE. While the outsource arrangement is expected to provide greater stability to our hardware sourcing costs, we will experience additional costs associated with the transition to the outside supplier. The purchase of the VLS-410 hardware from LXE ramps up over a number of months. We believe these increased costs will be offset over time by the licensing fees LXE will pay to Voxware upon LXE’s reselling of the licensed products in future periods.

We believe that adequate capital resources will be available to fund our operations for the year ending June 30, 2006. Our business plans for the current year show increases in revenue over the prior year. Our customer base continues to expand with existing customers rolling out multiple sites as they have proven results and new customers brought to us through VARs and other channel partners. We expect the majority of fiscal year 2006 revenue will come from existing customers. Our working capital line of credit with Silicon Valley Bank was not utilized as of December 31, 2005 and is fully available for short-term operating needs. An additional $739,000 was available to borrow under our line of credit for purchasing equipment. Our business plans do not include using the working capital line for long-term capital needs. Additionally, the Private Placement of our Common Stock during August 2005 provided cash proceeds of approximately $6,200,000, net of commissions and other related costs.

Dilutive Effect of Options and Warrants

As of December 31, 2005, 12,000,000 shares of our Common Stock were authorized, of which 6,262,844 were issued and outstanding. The following table summarizes the dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike price exceeds the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of December 31, 2005

Common stock issued and outstanding as of December 31, 2005	6,262,844

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,161,706
Outstanding options to purchase common stock *	886,854

Common stock plus dilutive instruments outstanding	8,311,404

Options to purchase common stock available to issue
pursuant to various stock option plans	423,798

Common stock outstanding if all dilutive instruments
are converted and exercised	8,735,202

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

Risks Relating to Our Business and Operations

If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. During the first two quarters of fiscal 2006, the net loss applicable to common stockholders of $934,000 contributed to an accumulated deficit of $67,560,000 as of December 31, 2005. If we continue to incur operating losses and fail consistently to be a profitable company, we may be unable to continue our operations. In addition, given the funding raised in the August 2005 private placement, we plan to increase spending in research and development along with sales and marketing at levels higher than in the recent past and possibly disproportionate to revenue thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. For the six months ended December 31, 2005, two customers accounted for 30% and 19%, respectively, of our total revenues. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could have a material adverse affect on our results of operations.

We have a sole source vendor for our primary hardware products. Effective in the second quarter of fiscal 2006, one vendor supplies us with our primary wearable computer hardware product. Any disruption in supply by this vendor would prohibit us from shipping product and thus recognizing revenue. In addition, other vendors provide custom-made components that would take time to reproduce with other suppliers should a current vendor fail to deliver quality product in a timely manner.

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

If our third-party partners do not effectively market and service our products, we may not generate significant revenues or profits from sales of our products. We expect to utilize third parties, such as hardware system vendors, distributors, consultants, value added resellers, and system integrators, to sell and/or assist us in selling our products. To date, we have signed agreements with several of these third-party partners. We believe that the establishment of a network of third-party partners with extensive and specific knowledge of the various applications critical in the industrial market is important for us to succeed in that market. Some third-party partners also purchase products from us at a discount and incorporate them into application systems for various target markets and/or consult us in the development of application systems for end users. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party partners to sell and service our products effectively and that provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. Additionally, we may experience conflicts between our distribution channel partners who may compete against one another. Our sales may suffer as a result of these conflicts.

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

Risks Relating to Our Securities

The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock closed as high as $12.00 and as low as $6.00 per share (after giving effect to the Reverse Split) between July 1, 2005 and December 31, 2005. Historically, the over-the-counter markets for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

•	fluctuations in our quarterly revenue and operating results;
•	announcements of product releases by us or our competitors;
•	announcements of acquisitions and/or partnerships by us or our competitors;
•	increases in outstanding shares of our Common Stock upon exercise or conversion of derivative securities and the issuances of our Common Stock pursuant to our private placement transactions; and
•	delays in producing finished goods inventory for shipment.

There is no assurance that the price of our Common Stock will not continue to be volatile in the future.

A significant portion of our total outstanding shares of Common Stock may be sold in the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market of such sales, may have a material adverse effect on the market price of our common stock. On October 25, 2005, we registered 1,084,383,899 shares (7,229,226 after giving effect to the Reverse Split) of Common Stock, including an aggregate of 193,070,922 shares (1,287,139 after giving effect to the Reverse Split) of Common Stock issuable upon the exercise of warrants. We also previously registered all shares of Common Stock that we may issue under our employee benefit plans. Of the shares outstanding, approximately 2,999,220 shares are subject to lock-up agreements which expire one year from effectiveness of the registration statement on Form S-2 (File No. 333-128690). Sales of remaining outstanding shares when sold could reduce the market price of our common stock.

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales of substantial amounts of our Common Stock in the public market that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of January 31, 2006, these shares include:

•	approximately 235,469 shares of our Common Stock owned by our executive officers and directors; and
•
approximately 2,050,557 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of January 31, 2006, our executive officers, directors and affiliated entities together beneficially own approximately 5,671,495 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

In addition, the Internal Revenue Service has begun implementing a new interpretation of section 409A of the Internal Revenue Code effective January 1, 2005. Section 409A affects the accounting of certain deferred compensation arrangements, including stock options. Section 409A says that taxes should be withheld from employees as vesting occurs on options that are issued below fair market value (FMV). The default position by the IRS is that for a publicly traded company its trading value is its FMV. In the past, the Company has issued stock options at what it believes has been fair market value, however these prices have at times varied from the trading value on the Over the Counter Bulletin Board due to the highly volatile nature of the stock price. Accordingly the Company has taken a deferred compensation charge on its books, but has not withheld taxes from its employees as their options vest. The IRS has issued guidelines that allow for a company to show that if its stock is not readily tradable that FMV may be determined through other approved methods, rather than trading value. The Company has filed a private letter ruling request with the IRS on the matter of whether or not the Company’s stock is readily tradable. An adverse opinion from the IRS on the private letter ruling may impact our reported financial results and may impact the way we compensate employees, which in turn, could impact our ability to retain competent staff. Even if the IRS rules favorably the Company would still be required to support its position that its options were issued at FMV and therefore are excluded from Section 409A coverage. If the Company was unable to sustain this case then there may be similar repercussions as if the Company had lost it ruling in the first case.

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

The material weakness reported for fiscal year 2004 related to the fact that we did not have sufficient competent accounting personnel that resulted in deficiencies in processes relating to account analyses and reconciliations, including lack of timely management review. For example, the lack of timely management review contributed to a restatement of our Form 10-K for the fiscal year ended June 30, 2003 and the restatements of our Form 10-Qs for the fiscal quarters ended September 30, 2003 and September 30, 2003. In addition, these issues contributed to our need to file an extension of time to file our Form 10-K for the fiscal year ended June 30, 2004. Our auditors advised us that they considered these matters to be “material weaknesses” that, by themselves or in combination, resulted in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

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

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes during the quarter ended December 31, 2005 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, was held on November 23, 2005. There were present in person or by proxy stockholders holding an aggregate of 635,041,866 shares of common stock (on a pre-reverse split basis) out of a total of 938,655,097 shares of common stock (on a pre-reverse split basis) issued and outstanding and entitled to vote at the Annual Meeting.

The matters that were voted on at the Annual Meeting were:

(A)	A proposal to elect the following two nominees as Class II Directors to serve until the 2008 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified:

        David B. Levi; and
                        Michael Janis;

(B)
A proposal to authorize our Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation, as amended, to effect a reverse split of our outstanding common stock at an exchange ratio of 1-for-150;

(C)
A proposal to authorize our Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation, as amended, to reduce the total number of authorized shares of common stock from 1,500,000,000 to 12,000,000;

(D)
A proposal to authorize our Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation, as amended, to reduce the total number of authorized shares of undesignated preferred stock to 2,000,000;

(E)
A proposal to amend our 2003 Stock Incentive Plan (the “Incentive Plan”) to increase the maximum number of shares of common stock reserved for issuance thereunder by an additional 150,000 shares of common stock from 1,158,984 to 1,308,984 shares, only after giving effect to the proposed reverse split and amendment to our Amended and Restated Certificate of Incorporation, as amended; and

(F)	A proposal to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2006.

The results of the votes of the Annual Meeting were as follows:

	Number of Shares of Common Stock
Proposal	For	Withheld
Election of the following two nominees as Class II Directors:
David B. Levi	634,289,053	752,813
Michael Janis	632,422,236	2,619,630

	Number of Shares of Common Stock
Proposal	For	Against	Abstain
Authorization of our Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation, as amended, to effect a reverse split of our outstanding common stock at an exchange ratio of 1-for-150	633,407,112	1,628,393	5,161

	Number of Shares of Common Stock
Proposal	For	Against	Abstain
Authorization of our Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation, as amended, to reduce the total number of authorized shares of common stock from 1,500,000,000 to 12,000,000	633,644,703	1,359,452	36,511

	Number of Shares of Common Stock
Proposal	For	Against	Abstain	Not Voted
Authorization of our Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation, as amended, to reduce the total number of authorized shares of undesignated preferred stock to 2,000,000	595,976,418	1,107,430	261,204	37,695,614

	Number of Shares of Common Stock
Proposal	For	Against	Abstain	Not Voted
Amendment to our Incentive Plan to increase the maximum number of shares of common stock reserved for issuance thereunder by an additional 150,000 shares of common stock from 1,158,984 to 1,308,984 shares, only after giving effect to the proposed reverse split and amendment to our Amended and Restated Certificate of Incorporation, as amended	594,590,974	2,694,974	59,104	37,695,614

	Number of Shares of Common Stock
Proposal	For	Against	Abstain
Ratification of the appointment of BDO Seidman LLP, as our independent registered public accounting firm for the year ending June 30, 2006	634,259,858	113,257	667,551

Accordingly, our stockholders elected Messrs. David B. Levi and Michael Janis to serve as Class II Directors until our 2008 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified. Each of the following directors who were not up for reelection at the Annual Meeting continue to serve as directors since the Annual Meeting: James L. Alexandre, Joseph A. Allegra, Donald R. Caldwell, Thomas J. Drury, Jr. and Ross T. Martinson.

Our stockholders also approved (i) the proposal to authorize our Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation, as amended, to effect a reserve split of our outstanding common stock at an exchange ratio of 1-for-150 (such reverse split was effectuated on December 12, 2005); (ii) the proposal to authorize our Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation, as amended, to reduce the total number of authorized shares of common stock from 1,500,000,000 to 12,000,000; (iii) the proposal to authorize our Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation, as amended, to reduce the total number of authorized  shares of undesignated preferred stock to 2,000,000; (iv) the proposal to amend our Incentive Plan to increase the maximum number of shares of common stock reserved for issuance thereunder by an additional 150,000 shares of common stock from 1,158,984 to 1,308,984 shares; and (v) the ratification of BDO Seidman LLP, as our independent registered public accounting firm for the year ending June 30, 2006.

Item 5.   Other Information

Not applicable.

Item 6.    Exhibits

(a)    Exhibits

3.1
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, as filed with the Secretary of State of the State of Delaware on November 28, 2005 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 28, 2005).

10.1
Third Loan Modification Agreement, dated as of November 9, 2005, by and between Voxware, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 9, 2005).

10.2
Ratification of Guarantee of Cross Atlantic Technology Fund II, L.P., dated as of November 9, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 9, 2005).

10.3	Ratification of Guarantee of Edison Venture Fund V, L.P., dated as of November 9, 2005 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 9, 2005).
10.4
Fourth Loan Modification Agreement, dated as of January 20, 2006 with an effective date of December 26, 2006, by and between Voxware, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2005).

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

Dated: February 14, 2006

VOXWARE, INC. (Registrant)

By:	/s/ Thomas J. Drury, Jr.
Thomas J. Drury, Jr., President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Paul Commons
Paul Commons, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)