Form 10QSB
period 2006-03-31
VOXWARE INC
filed 2006-05-15
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of April 30, 2006.

Class      Number of Shares
___________________________  _________________

Common Stock, $0.001 par value    6,262,844

Transitional Small Business Disclosure Format (check) one: Yes ☐ No ☒

VOXWARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
For Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management, as well as assumptions made by, and the information currently available to, our management. When used in this Quarterly Report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this Quarterly Report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent circumstances, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events. You should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

Item 1. Financial Statements

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)
	March 31, 2006	June 30, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,783	$3,639
Accounts receivable, net of allowance for doubtful accounts of $188 and
$116 at March 31, 2006 and June 30, 2005, respectively	1,689	2,408
Inventory, net	691	616
Deferred project costs	97	150
Prepaids and other current assets	134	61
Total current assets	9,394	6,874

PROPERTY AND EQUIPMENT, NET	382	238
OTHER ASSETS
Deferred financing costs, net	131	266
Capitalized software development costs	45	-
Other assets, net	49	36
Total other assets	225	302
TOTAL ASSETS	$10,001	$7,414

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$627	$666
Line of credit	-	1,000
Accounts payable and accrued expenses	2,556	3,103
Deferred revenues	1,441	1,501
Total current liabilities	4,624	6,270
Long-term debt, net of current maturities	220	334
Total liabilities	4,844	6,604

STOCKHOLDERS' EQUITY
7% cumulative Series D Convertible Preferred Stock, $0.001 par value, ($9,744 aggregate liquidation preference at June 30, 2005); 649,621,940 shares issued
and outstanding at June 30, 2005	-	650
Common Stock, $0.001 par value, 12,000,000 and 1,500,000,000 shares authorized as of March 31, 2006 and June 30, 2005, respectively;
6,262,844 and 521,354 shares issued and outstanding at
March 31, 2006 and June 30, 2005, respectively	6	1
Additional paid-in capital	77,755	70,795
Accumulated deficit	(69,690)	(66,626)
Deferred compensation	(2,896)	(4,022)
Accumulated other comprehensive (loss) gain	(18)	12
Total stockholders' equity	5,157	810
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,001	$7,414

The accompanying notes are an integral part of these financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Product revenues	$1,878	$4,132	$9,351	$9,796
Services revenues	803	850	2,642	2,366
Total revenues	2,681	4,982	11,993	12,162

COST OF REVENUES
Cost of product revenues	687	1,434	2,954	3,278
Cost of service revenues	799	757	2,748	2,449
Total cost of revenues	1,486	2,191	5,702	5,727

GROSS PROFIT	1,195	2,791	6,291	6,435

OPERATING EXPENSES
Research and development	837	623	2,400	1,582
Sales and marketing	1,337	856	3,683	2,020
General and administrative	733	714	2,160	2,195
Amortization of deferred employee compensation	399	512	1,208	1,232
Total operating expenses	3,306	2,705	9,451	7,029

OPERATING (LOSS) INCOME	(2,111)	86	(3,160)	(594)

OTHER (EXPENSES) INCOME
Interest expense, net of interest income	(1)	(62)	(47)	(185)
Gain on sale of tax loss carryforwards	-	-	248	-
Other (expenses) income, net	(16)	(13)	(85)	(8)

NET (LOSS) INCOME BEFORE INCOME TAXES	(2,128)	11	(3,044)	(787)

PROVISION FOR INCOME TAXES	(2)	-	(20)	-

NET (LOSS) INCOME	(2,130)	11	(3,064)	(787)
Dividends-Series D Convertible Preferred Stock	-	(171)	(80)	(524)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,130)	$(160)	$(3,144)	$(1,311)

NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS
Basic and diluted	$(0.34)	$(0.38)	$(0.59)	$(3.63)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and diluted	6,263	421	5,374	361

The accompanying notes are an integral part of these financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,064)	$(787)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	137	66
Gain on sale of tax loss carryforwards	(248)	-
Loss on disposal of equipment	-	24
Provision for doubtful accounts	80	(1)
Amortization of deferred employee compensation	1,208	1,232
Amortization of deferred financing costs	135	131
Changes in assets and liabilities:
Accounts receivable	639	(579)
Inventory	(75)	(168)
Deferred project costs	53	(423)
Prepaid expenses and other current assets	(73)	324
Other assets, net	(13)	(8)
Accounts payable and accrued expenses	(547)	(210)
Deferred revenues	(60)	943
Net cash (used in) provided by operating activities	(1,828)	544

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(281)	(92)
Proceeds from disposal of fixed assets	-	53
Proceeds from sale of tax loss carryforwards	248	-
Capitalized software development costs	(45)	-
Net cash used in investing activities	(78)	(39)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	347	300
Proceeds from equity financing	6,190	-
Repayment of long-term debt	(500)	(209)
Repayment of short-term borrowings	(1,000)	(300)
Purchase of fractional shares created by reverse stock split	(15)	-
Proceeds from exercise of stock options and warrants	58	23
Net cash provided by (used in) financing activities	5,080	(186)

Effects of foreign currency exchange rate on cash and cash equivalents	(30)	62

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,144	381
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,639	1,124
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,783	$1,505

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$51	$54
Issuance of common stock in payment of Series D preferred stock dividends	$80	$524
Reclass of preferred stock rescission liability to equity	$-	$2,051

The accompanying notes are an integral part of these financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands, except share data)

	Series D Preferred
	Number of Shares	Stated Value Amount	Common Stock Number of Shares	Par Value $.001 Amount	Additional Paid-in Capital	Deferred Employee Compensation	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total

Balance, June 30, 2004	659,424,187	$660	306,957	$-	$67,902	$(4,937)	$-	$(65,866)	$(2,241)
Amortization of deferred
compensation	-	-	-	-	-	1,232	-	-	1,232
Reclass of preferred stock
recission liability to equity	-	-	-	-	2,051	-	-	-	2,051
Conversion of Series D warrants
into Series D preferred stock	132,476	-	-	-	-	-	-	-	-
Conversion of Series D preferred
stock into common stock	(9,934,723)	(10)	66,231	-	10	-	-	-	-
Issuance of common stock in
settlement of accrued divdends
to Series D preferred stock	-	-	71,928	-	-	-	-	-	-
Issuance of stock options	-	-	-	-	984	(984)	-	-	-
Forfeited stock options	-	-	-	-	(257)	257	-	-	-
Exercise of stock options	-	-	10,833	-	23	-	-	-	23
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(787)	(787)
Foreign currency translation
adjustment	-	-	-	-	-	-	62	-	62
Total Comprehensive loss									(725)
Balance, March 31, 2005	649,621,940	$650	455,949	$-	$70,713	$(4,432)	$62	$(66,653)	$340

The accompanying notes are an integral part of these financial statements

Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Continued)
(unaudited)
(in thousands, except share data)

	Series D Preferred
	Number of Shares	Stated Value Amount	Common Stock Number of Shares	Par Value $.001 Amount	Additional Paid-in Capital	Deferred Employee Compensation	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total

Balance, June 30, 2005	649,621,940	$650	521,354	$1	$70,795	$(4,022)	$12	$(66,626)	$810
Amortization of deferred
compensation	-	-	-	-	-	1,208	-	-	1,208
Conversion of Series D preferred
stock into common stock	(649,621,940)	(650)	4,330,813	4	646	-	-	-	-
Issuance of common stock in
settlement of accrued divdends
to Series D preferred stock	-	-	12,685	-	-	-	-	-	-
Issuance of common stock for
cash, net of transaction costs	-	-	1,375,000	1	6,189	-	-	-	6,190
Issuance of stock options	-	-	-	-	257	(257)	-	-	-
Forfeited stock options	-	-	-	-	(175)	175	-	-	-
Exercise of stock options	-	-	23,705	-	58	-	-	-	58
Cash paid in lieu of issuing
fractional shares due to reverse
stock split	-	-	(713)	-	(15)	-	-	-	(15)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(3,064)	(3,064)
Foreign currency translation
adjustment	-	-	-	-	-	-	(30)	-	(30)
Total Comprehensive loss									(3,094)
Balance, March 31, 2006	-	$-	6,262,844	$6	$77,755	$(2,896)	$(18)	$(69,690)	$5,157

The accompanying notes are an integral part of these financial statements

Voxware, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements of Voxware, Inc. and Subsidiaries (“Voxware” or the ”Company”) for the three and nine months ended March 31, 2006 and 2005 included herein, have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

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

The consolidated statements of operations for the three and nine months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2006, or any other future period.

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

2. Significant Accounting Policies

Loss Per Share

The Company computes net loss per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic loss per share is calculated by dividing net loss less dividends by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net loss less dividends by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. As the Company had a net loss applicable to common stockholders, the impact of the assumed exercise of in-the-money stock options, warrants and the assumed conversion of Series D Convertible Preferred Stock (the "Series D Preferred Stock") in the aggregate amount of approximately 1,983,000 shares and 6,159,000 shares at March 31, 2006 and 2005, respectively, is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

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

SFAS 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Compensation expense was charged to operations in the three months and nine months ended March 31, 2006 and 2005, respectively, as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Cost of product revenues	$1	$2	$4	$4
Cost of service revenues	11	11	34	34
Research and development	27	67	101	131
Sales and marketing	35	44	103	89
General and administrative	325	388	966	974
	$399	$512	$1,208	$1,232

Deferred employee compensation of $2,896,000 and $4,022,000 as of March 31, 2006 and June 30, 2005, respectively, is included in the accompanying consolidated financial statements. In accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used for grants in fiscal years 2005 and 2004: risk-free interest rates ranging from 4.08% to 4.52% based on the rate in effect on the date of grant; no expected dividend yield; expected life of 8 years for the options; and expected volatility of 100%. The following table illustrates the effects on net loss applicable to common stockholders and net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands, except per share data)

Net loss applicable to common stockholders:
As reported	$(2,130)	$(160)	$(3,144)	$(1,311)
Add:
Stock-based employee compensation included in net loss	399	512	1,208	1,232
Less:
Stock-based compensation expense determined under
fair-value method for all awards, net of related tax effects	(49)	(1,575)	(572)	(1,661)

Pro forma net income (loss) applicable to common stockholders	$(1,780)	$(1,223)	$(2,508)	$(1,740)

Net income (loss) applicable to common stockholders - basic and diluted
As reported	$(0.34)	$(0.38)	$(0.59)	$(3.63)

Pro forma	$(0.28)	$(2.90)	$(0.47)	$(4.82)

Weighted average number of shares outstanding for use in computing
net loss per share applicable to common stockholders	6,263	421	5,374	361

The pro forma results above are not intended to be indicative of, or a projection of, future results.

Comprehensive Loss

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income (loss). The only items of other comprehensive income of the Company in the nine months ended March 31, 2006 and 2005 are foreign currency translation adjustments.

Reclassifications

Certain amounts contained in the accompanying fiscal 2005 consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation.

Recently Issued Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment" (“FAS 123R”), requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based upon their fair values. As amended by the Securities and Exchange Commission (“SEC”) on April 14, 2005, small business public filers must implement FAS 123R no later than the start of the first fiscal year beginning after December 15, 2005, but earlier adoption is permitted. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. The Company expects to implement FAS 123R and SAB 107 effective as of July 1, 2006, and is currently determining the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model, and the transition method to use upon adoption. The impact of the adoption will vary based upon the specific assumptions used to determine the fair market value of share-based payments granted to employees, but the Company may report charges to operations totaling up to approximately $4,300,000 during the three years ending June 30, 2007 through 2009 for employee stock options currently outstanding. Additionally, the Company is contemplating accelerating the vesting of stock options previously granted to employees prior to the adoption of FAS 123R. This action, if executed, will accelerate the stock options charge to operations incurred by the Company.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors for fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS 154 will have a material impact on its consolidated financial position, results of operations or cash flows.

3. Series D Preferred Stock, Series D Preferred Stock Warrants, Common Stock and Common Stock Warrants

In 2003 and 2004, the Company issued Series D Preferred Stock through a series of private placements. The Series D Preferred Stock had a 7% dividend payable in cash or equity, at the election of the Company, and each share of Series D Preferred Stock was convertible into one share of the Company’s Common Stock at an initial conversion price of $0.015 per share. The Company paid in-kind dividends to holders of the Series D Preferred Stock through the issuance of 0 shares and 1,902,857 shares (12,686 shares after giving effect to the Reverse Split) of the Company’s Common Stock for the three and nine months ended March 31, 2006. For the three and nine month periods ended March 31, 2005, the Company paid in-kind dividends to holders of the Series D Preferred Stock through the issuance of 3,458,880 shares (23,059 shares after giving effect to the Reverse Split) and 7,678,739 shares (51,192 shares after giving effect to the Reverse Split), respectively.

Pursuant to the transaction documents relating to our private placements consummated in 2003 and 2004, the Company agreed to provide certain registration rights to the purchasers. Accordingly, the Company filed a registration statement in a timely manner, as required by such transaction documents. On September 9, 2004, the SEC asserted, among other things, a violation of Section 5 of the Securities Act in connection with these transactions. As such, the purchasers of the Series D Preferred Stock related to the April 2004 offering obtained the right to require the Company to repurchase the shares of Series D Preferred Stock sold at the original purchase price, plus statutory interest from the date of purchase for a period of one year following the date of violation. Upon learning of the SEC’s position in September 2004, the Company sought and obtained waivers of any right of rescission from the affected stockholders for 100% of the shares. However, since the waivers were not obtained until after year-end, a current liability in the amount of $2,051,000 was recorded at June 30, 2004. As 100% of the affected stockholders have since waived their rescission right, this amount was reclassed from a current liability to additional paid in capital in September 2004.

In August 2005, the Company conducted a private placement of 206,249,997 shares (1,375,000 shares after giving effect to the Reverse Split) of its Common Stock at a price of $0.032 per share ($4.80 per share after giving effect to the Reverse Split) to certain accredited investors. Aggregate proceeds to the Company were approximately $6,200,000, net of expenses and commissions. In connection with this transaction, the holders of a majority of the Company’s Series D Preferred Stock agreed to convert all of the Company’s outstanding shares of Series D Preferred Stock into shares of the Company’s Common Stock. As a result, 649,016,089 shares of Series D Preferred Stock were converted into 649,016,089 shares (4,326,774 shares after giving effect to the Reverse Split) of Common Stock and 1,902,857 shares (12,686 shares after giving effect to the Reverse Split) of the Company’s Common Stock was issued in lieu of paying cash dividends on the Series D Preferred Stock from July 1, 2005 through August 11, 2005. Further, the holders of a majority of the Company’s Series D Preferred Stock agreed to amend and restate all of the Company’s outstanding warrants to purchase shares of Series D Preferred Stock into warrants to purchase shares of Common Stock of the Company. In addition, certain holders of Series D Preferred Stock waived their right to receive options to purchase up to an aggregate of 18,666,667 shares (124,444 shares after giving effect to the Reverse Split) of Common Stock as a result of delays in registering shares issued under the 2003 and 2004 sales of Series D Preferred Stock.

As of March 31, 2006, the Company had warrants outstanding to purchase 1,161,706 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $18.825 per share, the last of which expire April 2014.

4. Borrowings

On December 30, 2003, the Company entered into a credit facility with Silicon Valley Bank (the “SVB Facility”). The SVB Facility initially provided the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB Facility bears interest at a rate of prime (7.75% as of March 31, 2006) plus 0.5% per annum, and is secured by all of the Company’s assets, including its intellectual property, and a guarantee by the Company’s two largest stockholders. In exchange for the SVB Facility guarantee, the stockholders were granted 133,333,333 warrants to purchase shares of the Company’s Series D Preferred Stock at an exercise price of $0.015 per share.

The Company engaged Hempstead & Co. as its valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co. as its valuation expert, the Company recorded a deferred financing asset of $526,000 on its balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004, and has a remaining balance of $131,000 as of March 31, 2006.

On May 28, 2004, the Company entered into a modification agreement with Silicon Valley Bank to the term loan, deferring the seven monthly principal payments originally scheduled to occur from June 1, 2004 through December 1, 2004. Commencing on January 1, 2005, and over the remaining 24 payments, the deferred principal payments will be amortized and added to the original principal payment amount. The initial term of the loan has not been extended, and the final term loan payment, due on December 1, 2006, shall include all outstanding term loan principal and accrued interest.

On December 8, 2004, the Company entered into a second loan modification agreement with Silicon Valley Bank wherein, among other factors, the working capital line of credit was increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability is determined by subtracting from $2,000,000 the amount outstanding under the term loan. The principal amount due under the term loan was $500,000 as of March 31, 2006, with $1,500,000 available under the working capital line of credit at that date. Effective January 1, 2005, the monthly principal payment under the term loan is approximately $56,000. These monthly principal payments under the term loan have the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate is at prime plus one-half percent, with a minimum prime interest rate of 4.5%. As of March 31, 2006, the $1,500,000 working capital facility was fully available as there was no outstanding principal balance on this line of credit.

On November 9, 2005, the Company entered into a third loan modification agreement with Silicon Valley Bank, providing the Company with a line of credit of up to $1,000,000 (the “Equipment Line”) to finance the acquisition of certain eligible equipment purchased on or after April 1, 2005. The Company first drew upon the Equipment Line on December 16, 2005, and a principal balance of $347,000 was outstanding as of March 31, 2006. The unpaid principal balance drawn against the Equipment Line bears interest at a rate of prime plus 1.75%. The Company is required to make interest-only payments on the Equipment Line until principal payments commence on May 9, 2006. The principal balance is to be paid in 30 equal installments.

On January 20, 2006, with an effective date of December 26, 2005, the Company entered into a fourth loan modification agreement with Silicon Valley Bank, renewing the working capital line of credit to December 26, 2006. The terms remained materially the same as the second loan modification agreement, with the exception that letters of credit, foreign exchange contracts, and certain cash management related services, to the extent they may impose a liability on Silicon Valley Bank, are deducted from the available limit the Company may borrow. Any letters of credit, foreign exchange contracts, and certain cash management related services are each limited to a maximum of $100,000 in accordance with the terms of the fourth loan modification. As of March 31, 2006, the Company had no outstanding letters of credit or foreign exchange contracts, but does have a corporate credit card secured by the line of credit, which places a $35,000 restriction on the working capital line of credit.

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

5. Commitments and Contingencies

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $364,000 and $326,000 for the nine months ended March 31, 2006 and 2005, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of March 31, 2006 are as follows:

(in thousands)
Three months ending June 30, 2006	$124
Year ending June 30, 2007	382
Year ending June 30, 2008	17
Year ending June 30, 2009	1
$524

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

6. Gain on sale of tax loss carryforwards

The State of New Jersey passed legislation in 1999 allowing technology companies based in New Jersey to apply for transfer or sale of unused State of New Jersey net operating losses for cash. Profitable companies can buy these losses at a discount, thereby reducing their state tax obligations. The Company received a determination letter from the State of New Jersey to sell $3,133,000 of our losses, which generated cash proceeds of $248,000 during the nine months ended March 31, 2006. The Company did not participate in the program during fiscal 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. Such statements are subject to certain factors that may cause our plans to differ, or results to vary from those expected, including the risks associated with our need to introduce new and enhanced products and services in order to increase market penetration, and the risk of obsolescence of our products and services due to technological change; our need to attract and retain key management and other personnel with experience in providing integrated voice-based solutions for logistics, specializing in the supply chain sector; the potential for substantial fluctuations in our results of operations; competition from others; our evolving distribution strategy and increasing dependence on third-party distribution channels; the potential that voice-based products will not be widely accepted; and a variety of risks set forth from time to time in our filings with the SEC. We undertake no obligation to publicly release results of any of these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrences of unexpected results.

Overview:

We are a leading provider of voice-based technology that helps optimize the activities of warehouse and other logistics workers by providing real-time wireless connections between warehouse workers and logistics management solutions. Utilizing our leading speech recognition capabilities, we enable logistics management software and systems to streamline and enhance the accuracy and productivity of warehouse workers in doing repetitive, high-volume, labor-intensive tasks, including selection (picking) and loading of goods to be shipped, and receiving and temporarily stocking (replenishment and put away) goods moving into the warehouse. The benefits of our voice-enabled solutions have also been successfully applied to continuous real-time assurance of inventory accuracy (cycle count). Our products and services deliver voice prompts and responses that support complex logistics optimization workflows that can be tailored to individual customer requirements.

The VoiceLogistics® solution, overall, is a combination of software, hardware and professional services. Our VoxBrowser™ software offers our patented combination of powerful speech recognition software in VoiceXML compliant Web browser technology. This is client software designed to run on a wide variety of industry-standard mobile computers devised for demanding warehouse environments. These serve as the basis for the dynamic real-time link between highly mobile logistics workers, the warehouse management system (“WMS”) and supervisory personnel. We believe that our patented solution is unique in the industry because it is the first web-based, people-centric, interactive speech recognition application designed to VoiceXML standards, and is engineered specifically to operate in highly demanding industrial environments. VoxBrowser allows for the development and deployment of voice-based logistics solutions independent of the hardware platform on which it operates.

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

Historically, our sales were generated primarily by our own sales force working directly with the end users of the VoiceLogistics solution. With the introduction of VoxBrowser in 2005, and our ongoing development of additional VoiceLogistics products, we are investing substantial resources into expanding our partnership channels, with particular emphasis on the development of relationships with barcode equipment manufacturers and vendors, VARs (value added resellers), logistics consultants and WMS vendors. This is most recently evidenced through our agreements with LXE Inc. (“LXE”) and Symbol Technologies, Inc. (“Symbol”). Presently our direct sales continue to contribute the majority of our revenue; however we expect a shift to more third-party generated revenue in the future if our channel development efforts are successful.

Effective as of October 1, 2005, we entered into an agreement with LXE to outsource the manufacturing of our VLS-410 hardware. Under the terms of the agreement, we licensed certain hardware technology to LXE for production and distribution by LXE. We further authorized LXE to resell our recently introduced VoxBrowser™ product. LXE authorized us to resell certain next generation hardware products to be developed in the future. Each party is authorized to resell the other party’s products throughout the world. The agreement has an initial term of five years and is subject to automatic renewals. On January 6, 2006, Symbol endorsed our products by designating us as a “PartnerSelect Premier Independent Software Vendor” of voice-based solutions. We are actively soliciting similar relationships with other leading equipment vendors and their distributors.

Critical Accounting Policies:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, warranty costs, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended. SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” applies to the initial site implementation for certain customers requiring significant customization to our software. Revenues from product sales and license fees generally are recognized upon shipment of hardware and applicable software, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of customized software development, as typically occurs for the initial site implementation for new customers, revenues are recognized upon customer acceptance. Vendor-specific objective evidence of the fair value of certain hardware elements that are not sold separately is determined using the residual method. Services revenues for professional services fees are generally recognized upon completion of implementation, or over the period in which such services are rendered, provided there are no significant post-delivery obligations connected with such services.

Deferred revenue consists of unearned customer deposits and post-contract customer support (“PCS”) arrangements. Customer deposits are recognized as revenue upon customer acceptance of the underlying product and services in conjunction with the recognition of deferred project costs. PCS arrangements include extended hardware warranty, software maintenance revenues and depot management service fees. These arrangements, which sometimes include amounts bundled with initial revenues, are deferred upon invoicing and recognized as revenue over the term of the warranty or service period, which is typically one year.

We continue to generate royalty revenues from our speech coding technologies in the form of royalties, periodic license renewal fees, and maintenance fees. Royalty revenues are recognized at the time of the customer’s shipment of products incorporating the technology.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, and an assessment of international and economic risk, as well as the aging of the accounts receivable. If there is a change in a major customer’s credit worthiness, or if actual defaults differ from our historical experience, our estimates of recoverability of amounts due us could be affected.

Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed,” development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. We capitalized $45,000 of software development costs during the three and nine months ended March 31, 2006. These costs will be amortized over the expected useful life of the software, commencing with general release of the software to customers.

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

Inventory purchases and purchase commitments are based upon forecasts of future demand. We value our inventory at the lower of average cost or market. If we believe that demand no longer allows us to sell our inventory above cost or at all, then we write down that inventory to market or write off excess inventory levels. If customer demand subsequently differs from our forecasts, requirements for inventory write-offs could differ from our estimates.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” our deferred tax assets represent net operating loss carryforwards and temporary differences that will result in deductible amounts in future years if we have taxable income. We have established a 100% valuation allowance against our net deferred assets based on estimates and certain tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will not be able to utilize the benefit of these tax assets to offset future taxable income in certain jurisdictions. If these estimates and related assumptions change, we will adjust the valuation allowance.

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

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements.

Results of Operations

Three months ended March 31, 2006 compared to the three months ended March 31, 2005 (dollars in table are presented in thousands).

	Three Months ended March 31, 2006	% of Total Revenue	Three Months ended March 31, 2005	% of Total Revenue	$ Change	% Change

Product revenues	$1,878	70%	$4,132	83%	$(2,254)	(55%)
Services revenues	803	30%	850	17%	(47)	(6%)
Total revenues	2,681	100%	4,982	100%	(2,301)	(46%)

Cost of product revenues	687	26%	1,434	29%	(747)	(52%)
Cost of service revenues	799	30%	757	15%	42	6%
Total cost of revenues	1,486	55%	2,191	44%	(705)	(32%)

Gross profit	1,195	45%	2,791	56%	(1,596)	(57%)

Research and development	837	31%	623	13%	214	34%
Sales and marketing	1,337	50%	856	17%	481	56%
General and administrative	733	27%	714	14%	19	3%
Amortization of deferred
employee compensation	399	15%	512	10%	(113)	(22%)
Total operating expenses	3,306	123%	2,705	54%	601	22%

Operating (loss) income	(2,111)	(79%)	86	2%	(2,197)	N/M

Interest expense, net of interest income	(1)	(0%)	(62)	(1%)	61	98%
Gain on sale of tax loss carryforwards	0	0%	0	0%	0	N/A
Other expenses, net	(16)	(1%)	(13)	(0%)	(3)	(23%)
Net income (loss) before income taxes	(2,128)	(79%)	11	0%	(2,139)	N/M

Provision for income taxes	(2)	(0%)	0	0%	(2)	N/A

Net (loss) income	$(2,130)	(79%)	$11	0%	$(2,141)	N/M

Revenues

Our total revenues were $2,681,000 for the three months ended March 31, 2006, compared to total revenues of $4,982,000 for the three months ended March 31, 2005. The $2,301,000 (46%) decrease in total revenues primarily reflects a decrease in the number of unit sales of VLS-410 hardware and related software and implementation services. Product revenues accounted for 70% of revenues, and services revenues accounted for 30% of revenues, during the three months ended March 31, 2006, as compared to 83% from product revenues and 17% from services revenues for the three months ended March 31, 2005. Our revenues declined during the three months ended March 31, 2006, as a few large customers delayed the release of orders for current quarter shipment. Factors influencing such delays included, but were not limited to, changes in a customer’s executive management team leading to the reduction of the pace at which the VoiceLogistics solution is implemented at additional sites, and another customer’s decision to delay implementing the VoiceLogistics solution at a site while evaluating whether to retain the third party logistics operator of that site. In addition, another customer sold a key subsidiary and re-deployed the VoiceLogistics solution to a remaining site, thus eliminating a site at which VoiceLogistics could be newly implemented. We believe that specific events, such as these, at the customers’ corporate level are unrelated to the quality or market acceptance of our products and services. While we believe these delays are temporary, a similar delay occurred during our second quarter ended December 31, 2005 and we have not yet received the majority of these delayed orders. To date, our attempts to accelerate these orders with our customers have not proven effective and we have no assurances that we can catch up. During the three months ended March 31, 2006, the Company closed more deals with new customers than during any prior quarter of fiscal years 2005 or 2006. It is anticipated that revenue from several of these deals will be recognized during the three months ending June 30, 2006. Additionally, in conjunction with the release of VoiceLogistics Pro, the Company began training solutions partners in the use of that product during the quarter ended March 31, 2006. The Company expects to begin recognizing revenue from the licensing of VoiceLogistics Pro during the quarter ending June 30, 2006.

Total product revenues decreased $2,254,000 (55%) to $1,878,000 during the three months ended March 31, 2006, from $4,132,000 in the three months ended March 31, 2005. The decrease in product revenues during the three months ended March 31, 2006 was driven by a 65% decrease in the number of units sold during the three months ended March 31, 2006, compounded by a lower average price per unit. The lower price per unit is due to client software not being included in upgrades of VLS-410 units as replacements to VLS-310 units at existing customer sites, and increased competitive pressures. During the three months ended March 31, 2006, upgrades accounted for 37% of units sold as compared to 24% during the three months ended March 31, 2005. The decrease in number of units sold during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was due primarily to delays of planned installations of the VoiceLogistics solution by certain key customers and potential customers due to events at their corporate level, independent of Voxware. The rate of decrease in product revenue is less than the rate of decrease in units sold because sales of headsets, batteries and other accessories decreased at a lower rate than the sale of units. Revenues from software licenses accounted for 24% of product revenues during the three months ended March 31, 2006 as compared to 37% for the three months ended March 31, 2005. This decrease reflects the reduced number of site implementations in the three months ended March 31, 2006, as well as the increased percentage of unit sales generated by upgrades, which do not include software licenses. However, we expect in coming periods that an increasing portion of our product revenue will come from licensing of software versus sales of hardware, resulting from our newly formed sales arrangements with third party equipment vendors.

Services revenues were primarily attributable to customer support and professional services fees relating to voice-based solutions. For the three months ended March 31, 2006, services revenues totaled $803,000, reflecting a decrease of $47,000 (6%) from services revenues of $850,000 for the three months ended March 31, 2005. The decrease in services revenues is attributable to a decreased number of VoiceLogistics implementations in the three months ended March 31, 2006 as compared to the prior fiscal year. The rate of decrease of services revenue (6%) was lower than product revenue (55%) during the three months ended March 31, 2006, because revenue from customer support and maintenance services is less prone to variations due to changes in unit sales than product revenue, and because subsequent sales of VoiceLogistics at additional sites for existing customers generally require less professional services than the initial deployments.

Cost of Revenues

Total cost of revenues decreased $705,000 (32%) from $2,191,000 for the three months ended March 31, 2005, to $1,486,000 for the three months ended March 31, 2006.

Cost of product revenues decreased $747,000 (52%) from $1,434,000 in the three months ended March 31, 2005, to $687,000 in the three months ended March 31, 2006. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Our manufacturing staff, comprised of 5 individuals as of March 31, 2006 and 5 individuals as of March 31, 2005, is included in cost of product revenues. The decrease in cost of product revenues is primarily attributable to the 55% decrease in product revenue during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs are tracked by project and deferred until the related project revenue is recognized. Costs of customer support and professional services staff in support of our sales and research and development activities are recorded as operating expenses. As of March 31, 2006, our customer support and professional services staff was comprised of 37 individuals, as compared to 33 individuals as of March 31, 2005. Cost of services revenues increased $42,000 (6%) from $757,000 in the three months ended March 31, 2005 to $799,000 in the three months ended March 31, 2006. This increase reflects an increase of $162,000 of project costs recognized during the three months ended March 31, 2006, which had been deferred as of December 31, 2005, as compared to the three months ended March 31, 2005. This was offset by an additional $103,000 of charges incurred by the customer support and professional services teams in support of research and development and sales activities in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, thus reducing the cost of services revenue by that amount.

Operating Expenses

Total operating expenses increased by $601,000 (22%) to $3,306,000 in the three months ended March 31, 2006, from $2,705,000 in the three months ended March 31, 2005. As of March 31, 2006, our operating personnel totaled 52 individuals compared to 40 at March 31, 2005.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development. As of March 31, 2006, our research and development team was comprised of 19 individuals compared to 18 individuals at March 31, 2005. Our research and development expenses increased $214,000 (34%) to $837,000 in the three months ended March 31, 2006, from $623,000 in the three months ended March 31, 2005. The increase in research and development expenses during the three months ended March 31, 2006 is due primarily to $156,000 of increased consulting fees and approximately $140,000 of increased costs incurred by our customer support and professional services teams in support of research and development activities, offset by a decrease of $52,000 of personnel costs and the capitalization of $45,000 of software development costs. Personnel costs were lower during the three months ended March 31, 2006 than in the same period of the prior year, despite the addition of one employee primarily due to lower accrued bonus costs of $73,000. The higher research and development costs are due primarily to the development of the VoiceLogistics Pro™ suite of products, which were launched in March, 2006.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third party partnership fees, travel expenses and trade show expenses. Our sales and marketing staff was comprised of 21 individuals as of March 31, 2006 compared to 12 individuals as of March 31, 2005. Sales and marketing expenses increased $481,000 (56%) to $1,337,000 in the three months ended March 31, 2006, from $856,000 in the three months ended March 31, 2005. The increase in sales and marketing expenses is due primarily to increased salary expenses, marketing programs and travel costs reflecting our focus on expanding customer base and channel partner relationships both domestically and abroad. We expect to continue investing additional resources in the expansion of our marketing programs and channel partner relationships, so sales and marketing expenses will remain at levels above the prior fiscal year.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. As of March 31, 2006, the general and administrative staff was comprised of 12 individuals compared to 10 individuals at March 31, 2005. General and administrative expenses increased $19,000 (3%) to $733,000 in the three months ended March 31, 2006, from $714,000 in the three months ended March 31, 2005. Outside professional services costs, including legal, accounting and outside consulting fees, increased $11,000 during the three months ended March 31, 2006, compared to the three months ended March 31, 2005, while equipment, supplies and related office expenses increased $23,000 and personnel costs increased $49,000 due to the increased staff size. These increases were offset by lower accrued bonus costs of $73,000 during the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

The non-cash charge of deferred employee compensation expense for the three months ended March 31, 2006 was $399,000 and $512,000 for the three months ended March 31, 2005.

Interest Expense

Interest expense is reported net of interest income earned. Net interest charges for the three months ended March 31, 2006 were $1,000 compared to $62,000 for the three months ended March 31, 2005, a decrease of $61,000 (98%). The decrease is primarily due to interest income of $61,000 earned during the three months ended March 31, 2006 on the net proceeds received from the sale of our Common Stock in August 2005. Interest expense relates primarily to the Silicon Valley Bank credit facility issued December 30, 2003. The interest rate on the Silicon Valley Bank credit facility was 7.75% as of March 31, 2006, as compared to 6.25% as of March 31, 2005. The increased interest rate was offset by our lower outstanding debt, which was $847,000 as of March 31, 2006, as compared to $1,167,000 as of March 31, 2005.

Benefit from Income Taxes

The provision for income tax benefits accounts for our tax obligations to various federal and state governments. The income tax provision was $2,000 for the three months ended March 31, 2006, as compared to $0 for the three months ended March 31, 2005. Historically, we have incurred substantial losses for both accounting and tax purposes, and thus had no current income tax obligations. There are significant differences in calculating income or loss for accounting and tax purposes, primarily relating to charges such as amortization of deferred employee compensation that are recorded in the current period for accounting purposes, but are deferred for tax purposes. Furthermore, tax laws differ in each jurisdiction, yielding differing amounts of taxable income or loss in each jurisdiction. While we have substantial net operating losses to offset taxable income in some taxing jurisdictions, certain restrictions preclude us from fully utilizing the benefit of these net operating losses. In addition, the expansion of our business requires us to file taxes in jurisdictions where we did not previously operate, and thus do not have established net operating loss carryforwards to offset the tax liability.

Nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 (dollars in table are presented in thousands).

	Nine Months Ended March 31, 2006	% of Total Revenue	Nine Months Ended March 31, 2005	% of Total Revenue	$ Change	% Change

Product revenues	$9,351	78%	$9,796	81%	$(445)	(5%)
Services revenues	2,642	22%	2,366	19%	276	12%
Total revenues	11,993	100%	12,162	100%	(169)	(1%)

Cost of product revenues	2,954	25%	3,278	27%	(324)	(10%)
Cost of service revenues	2,748	23%	2,449	20%	299	12%
Total cost of revenues	5,702	48%	5,727	47%	(25)	(0%)

Gross profit	6,291	52%	6,435	53%	(144)	(2%)

Research and development	2,400	20%	1,582	13%	818	52%
Sales and marketing	3,683	31%	2,020	17%	1,663	82%
General and administrative	2,160	18%	2,195	18%	(35)	(2%)
Amortization of deferred
employee compensation	1,208	10%	1,232	10%	(24)	(2%)
Total operating expenses	9,451	79%	7,029	58%	2,422	34%

Operating loss	(3,160)	(26%)	(594)	(5%)	(2,566)	(432%)

Interest expense, net of interest income	(47)	(0%)	(185)	(2%)	138	75%
Gain on sale of tax loss carryforwards	248	2%	0	0%	248	N/A
Other expenses, net	(85)	(1%)	(8)	(0%)	(77)	(963%)
Net loss before income taxes	(3,044)	(25%)	(787)	(6%)	(2,257)	(287%)

Provision for income taxes	(20)	(0%)	0	0%	(20)	N/A

Net loss	$(3,064)	(26%)	$(787)	(6%)	$(2,277)	(289%)

Revenues

Our total revenues were $11,993,000 for the nine months ended March 31, 2006, compared to total revenues of $12,162,000 for the nine months ended March 31, 2005. The $169,000 (1%) decrease in revenues is primarily due to decreases in revenues generated from the sale of hardware units and licensing of software, offset by increases in hardware warranty and software maintenance services. Product revenues accounted for 78% of revenues during the nine months ended March 31, 2006, as compared to 81 % during the nine months ended March 31, 2005. Services revenues accounted for 22 % of revenue during the nine months ended March 31, 2006, as compared to 19% during the nine months ended March 31, 2005.

Product revenues include sales of VLS hardware units and accessories, licensing of software, extended hardware warranty, and royalties from the Company’s speech compression technology. Total product revenues decreased $445,000 (5%) to $9,351,000 during the nine months ended March 31, 2006, from $9,796,000 in the nine months ended March 31, 2005. The decrease in product revenues during the nine months ended March 31, 2006 was driven by a 19% decrease in the number of units sold during the period, coupled by a lower average price per unit. The lower price per unit is due to client software not being included in upgrades of VLS-410 units as replacements to VLS-310 units at existing customer sites, and increased competitive pressures. During the nine months ended March 31, 2006, upgrades accounted for 28% of units shipped as compared to 21% during the nine months ended March 31, 2005. In addition, revenue that was deferred as of June 30, 2005, and recognized during the nine months ended March 31, 2006, exceeded that of the prior year because of the timing of completion of implementation projects.

Services revenues were primarily attributable to customer support and professional services fees relating to voice-based solutions. For the nine months ended March 31, 2006, services revenues totaled $2,642,000, an increase of $276,000 (12%) from services revenues of $2,366,000 for the nine months ended March 31, 2005. The increase in services revenues is primarily attributable to an increase of $234,000 (25%) in customer support services during the nine months ended March 31, 2006, as compared to the same period in the prior fiscal year. Revenues from customer support services tend to grow over time as additional software licenses are sold. The rate of growth of customer support revenues is expected to slow during the next year in response to the lower software license revenues during the nine months ended March 31, 2006. Professional services revenues were $1,460,000 during the nine months ended March 31, 2006, as compared to $1,417,000 during the same period in the prior fiscal year, an increase of $43,000 (3%). Revenues from professional services remained stable, despite the reduction in number of new VoiceLogistics site implementations, due to an increase in revenues derived from customized software application development projects during the nine months ended March 31, 2006. We expect the capabilities of our VoiceLogistics Pro product will allow faster and less expensive implementations in the future, which may lead to lower professional services revenues for new customers.

Cost of Revenues

Total cost of revenues decreased $25,000 (less than 1%) from $5,727,000 for the nine months ended March 31, 2005, to $5,702,000 for the nine months ended March 31, 2006.

Cost of product revenues decreased $324,000 (10%) from $3,278,000 in the nine months ended March 31, 2005, to $2,954,000 in the nine months ended March 31, 2006. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is our manufacturing staff, comprised of 5 individuals as of both March 31, 2006 and 2005. The increase in cost of product revenues is primarily attributable to the 19% decrease in the number of units shipped during the nine months ended March 31, 2006, as compared to the nine months ended March 31, 2005. Warranty costs were lower during the nine months ended March 31, 2006 than in the nine months ended March 31, 2005 because the VLS-410, which we began to sell late in fiscal year 2004, has proven more reliable and less expensive to maintain than its predecessor, the VLS-310. Warranty coverage on all VLS-310 units expired prior to June 30, 2005.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs are tracked by project, and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff in support of our sales and research and development activities are recorded as operating expenses. As of March 31, 2006, our customer support and professional services staff was comprised of 37 individuals as compared to 33 individuals as of March 31, 2005. Cost of services revenues increased $299,000 (12%) from $2,449,000 in the nine months ended March 31, 2005 to $2,748,000 in the nine months ended March 31, 2006. This increase is due to the 12% increase in services revenue during the same periods, reflecting the additional cost to support a greater number of sites and users equipped with the VoiceLogistics product line. The increased costs are primarily attributed to $127,000 of higher labor costs, $66,000 of higher travel costs and $19,000 of higher outside consulting services during the nine months ended March 31, 2006. In addition, there was an increase of $501,000 of project costs recognized during the nine months ended March 31, 2006, which had been deferred as of June 30, 2005, as compared to the nine months ended March 31, 2005. These increases were offset by $390,000 of additional charges incurred by the customer support and professional services staff in support of our sales and research and development activities during the nine months ended March 31, 2006, as compared to the nine months ended March 31, 2005.

Operating Expenses

Total operating expenses increased by $2,422,000 (34%) to $9,451,000 in the nine months ended March 31, 2006, from $7,029,000 in the nine months ended March 31, 2005. As of March 31, 2006, our operating personnel totaled 52 individuals compared to 40 at March 31, 2005.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development. As of March 31, 2006, our research and development team was comprised of 19 individuals compared to 18 individuals at March 31, 2005. Our research and development expenses increased $818,000 (52%) to $2,391,000 in the nine months ended March 31, 2006, from $1,582,000 in the nine months ended March 31, 2005. The increase in research and development expenses during the nine months ended March 31, 2006 is due primarily to $218,000 of increased personnel costs, $324,000 of increased consulting fees, and $274,000 of increased costs incurred by our customer support and professional services teams in support of research and development activities. The increases are primarily related to the development of the next generation VoiceLogistics suite of products, which were launched in March, 2006.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third party partnership fees, travel expenses and trade show expenses. Our sales and marketing staff was comprised of 21 individuals at March 31, 2006, compared to 12 individuals at March 31, 2005. Sales and marketing expenses increased $1,663,000 (82%) to $3,683,000 in the nine months ended March 31, 2006, from $2,020,000 in the nine months ended March 31, 2005. The increase in sales and marketing expenses is due primarily to salary expenses, marketing programs, recruiting fees and travel costs, reflecting our focus on expanding customer base and channel partner relationships both domestically and abroad. In addition, third party finders fees increased in response to the increased revenue derived from channel partners in the nine months ended March 31, 2006, as compared to the nine months ended March 31, 2005. We expect to continue investing additional resources in the expansion of our marketing programs and channel partner relationships, so sales and marketing expenses will remain at levels above the prior fiscal year.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses and professional services. As of March 31, 2006, the general and administrative staff was comprised of 12 individuals compared to 10 individuals at March 31, 2005. General and administrative expenses decreased $35,000 (2%) to $2,160,000 in the nine months ended March 31, 2006, from $2,195,000 in the nine months ended March 31, 2005. Outside professional services costs, including legal, accounting and outside consulting fees, decreased $127,000 during the nine months ended March 31, 2006, compared to the nine months ended March 31, 2005, while equipment, supplies and related office expenses decreased $46,000 and severance costs decreased approximately $30,000. These decreases were offset by personnel costs of $159,000 associated with the increased staff size.

The non-cash charge of deferred employee compensation expense for the nine months ending March 31, 2006 was $1,208,000 as compared to $1,232,000 for the nine months ending March 31, 2005.

Interest Expense

Interest expense is reported net of interest income earned. Net interest charges for the nine months ended March 31, 2006 were $47,000, compared to $185,000 for the nine months ended March 31, 2005, a decrease of $138,000 (75%). The decrease is primarily due to interest income of $141,000 earned during the nine months ended March 31, 2006 on the net proceeds received from the sale of our Common Stock in August 2005. Interest expense relates primarily to the Silicon Valley Bank credit facility issued December 30, 2003. The interest rate on the Silicon Valley Bank credit facility was 7.75% as of March 31, 2006, as compared to 6.25% as of March 31, 2005. The increased interest rate was offset by our lower outstanding debt, which was $847,000 as of March 31, 2006, as compared to $1,167,000 as of March 31, 2005.

Gain on Sale of Tax Loss Carryforwards

The State of New Jersey passed legislation in 1999 allowing technology companies based in New Jersey to apply for transfer or sale of unused State of New Jersey net operating losses for cash. Profitable companies can buy these losses at a discount, thereby reducing their state tax obligations. We received a determination letter from the State of New Jersey to sell $3,133,000 of our losses, which generated cash proceeds of $248,000 during the nine months ended March 31, 2006. We did not participate in the program during fiscal 2005.

Provision for Income Taxes

The provision for income taxes accounts for our tax obligations to various federal and state governments. The provision for income taxes was $20,000 for the nine months ended March 31, 2006, as compared to $0 for the nine months ended March 31, 2005. During the nine months ended March 31, 2006, we had a net loss before taxes of $2,992,000 for accounting purposes. There are significant differences in calculating income or loss for accounting and tax purposes, primarily relating to charges such as amortization of deferred employee compensation that are recorded in the current period for accounting purposes, but are deferred for tax purposes. Furthermore, tax laws differ in each jurisdiction, yielding differing amounts of taxable income or loss in each jurisdiction. While we have substantial net operating losses to offset taxable income in some taxing jurisdictions, certain restrictions preclude us from fully utilizing the benefit of these net operating losses. In addition, the expansion of our business requires us to file taxes in jurisdictions where we did not previously operate, and thus do not have established net operating loss carryforwards to offset the tax liability.

Liquidity and Capital Resources

As of March 31, 2006, we had $6,783,000 in cash and cash equivalents, compared to $3,639,000 in cash and cash equivalents as of June 30, 2005, an increase of $3,144,000. Our working capital as of March 31, 2006 was $4,770,000 compared to $604,000 as of June 30, 2005, an increase of $4,166,000.

Net cash used in operating activities totaled $1,828,000 for the nine months ended March 31, 2006, primarily consisting of a net loss of $3,064,000, adjusted for the one-time gain of $248,000 on the sale of tax loss carryforwards, a decrease of $547,000 in accounts payable and accrued expenses, an increase of $75,000 in inventory, and an increase of $73,000 in prepaid expenses and other current assets; offset by a decrease of $639,000 in accounts receivable, a decrease in deferred project costs of $53,000 and non-cash charges including amortization of deferred employee compensation of $1,208,000, amortization of financing costs of $135,000, depreciation and amortization charges of $137,000, and provision for doubtful accounts of $80,000. Changes to the balances of accounts receivable were primarily due to the decrease in revenue during the three months ended March 31, 2006 as compared to the three months ended June 30, 2005. Changes to inventory and deferred project costs were due primarily to the timing of sales within the period, which were weighted towards the end of the quarter. Accounts payable and accrued expenses decreased during the nine months ended March 31, 2006, as funding from the August 2005 private placement provided resources that allowed us to reduce our outstanding liabilities. Net cash provided by operating activities totaled $544,000 for the nine months ended March 31, 2005, primarily consisting of net loss of $787,000, an increase in accounts receivable of $579,000, an increase in deferred project costs of $423,000, a decrease of $210,000 in accounts payables and accrued expenses, and an increase in inventory of $168,000; offset by an increase in deferred revenue of $943,000, a decrease of $324,000 of prepaid expenses and other current assets, a loss of $24,000 from the disposal of fixed assets, as well as non-cash charges of amortization of deferred employee compensation of $1,232,000, amortization of financing costs of $131,000 and depreciation and amortization charges of $66,000.

In the nine months ended March 31, 2006, net cash used in investing activities totaled $78,000 as a result of purchases of property and equipment totaling $281,000 and capitalized software development costs totaling $45,000, offset by proceeds totaling $248,000 from the sale of tax loss carryforwards. In the nine months ended March 31, 2005, net cash used in investing activities totaled $39,000 as a result of purchases of property and equipment totaling $92,000 netted against proceeds of $53,000 from the disposal of assets.

Net cash provided by financing activities totaled $5,080,000 during the nine months ended March 31, 2006. A private placement of our Common Stock in August 2005 yielded net proceeds of approximately $6,190,000, while $58,000 was raised from the exercise by employees of options to purchase Common Stock. We borrowed $347,000 during the nine months ended March 31, 2006 against a line of credit for the purchase of equipment. The $1,000,000 borrowed against the working line of credit as of June 30, 2005 was fully paid during the nine months ended March 31, 2006. In addition, $500,000 was paid against long-term debt and $15,000 was paid to repurchase fractional shares created by the Reverse Split of our Common Stock in December 2005. Net cash used in financing activities totaled $186,000 during the nine months ended March 31, 2005, consisting primarily of a $209,000 repayment of our long-term debt. During the nine months ended March 31, 2005, $300,000 was borrowed and subsequently repaid against the Silicon Valley Bank line of credit.

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

We are using the proceeds from the Private Placement to fund significantly increased research and development activities during fiscal years 2006 and 2007, as well as support the substantial expansion of our sales and marketing channels domestically and abroad. We added significant personnel costs and marketing program expenses in these areas in advance of offsetting revenues. We also increased capital expenditures from prior years to meet our growing personnel needs for computers and telephones, and to upgrade our existing information technology. These cost increases are reflected in our operations for the nine months ended March 31, 2006 and will continue to impact the results of our operations during fiscal year 2007.

On December 30, 2003, we entered into a credit facility with Silicon Valley Bank (the “SVB Facility”). The SVB Facility initially provided us with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB Facility bears interest at a rate of prime (7.75% as of March 31, 2006) plus 0.5% per annum, and is secured by all of our assets, including our intellectual property, and a guarantee by our two largest stockholders. In exchange for the SVB Facility guarantee, the stockholders were granted warrants to purchase 133,333,333 shares of our Series D Preferred Stock at an exercise price of $0.015 per share.

We engaged Hempstead & Co. as our valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., we recorded a deferred financing asset of $526,000 on our balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004, and has a remaining balance of $131,000 as of March 31, 2006.

On May 28, 2004, we entered into a modification agreement with Silicon Valley Bank to the term loan deferring the seven monthly principal payments originally scheduled to occur from June 1, 2004 through December 1, 2004. Commencing on January 1, 2005, and over the remaining 24 payments, the deferred principal payments will be amortized and added to the original principal payment amount. The initial term of the loan has not been extended, and the final term loan payment, due on December 1, 2006, shall include all outstanding term loan principal and accrued interest.

On December 8, 2004, we entered into a second loan modification agreement with Silicon Valley Bank wherein, among other factors, the working capital line of credit was increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability is determined by subtracting from $2,000,000 the amount outstanding under the term loan. The principal amount due under the term loan was $500,000 as of March 31, 2006, with $1,500,000 available under the working capital line of credit at that date. Effective January 1, 2005, the monthly principal payment under the term loan is approximately $56,000. These monthly principal payments under the term loan have the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate is at prime plus one-half percent, with a minimum prime interest rate of 4.5%. As of March 31, 2006, the $1,500,000 working capital facility was fully available as there was no outstanding principal balance on this line of credit.

On November 9, 2005, we entered into a third loan modification agreement with Silicon Valley Bank, providing us with a line of credit of up to $1,000,000 (the “Equipment Line”) to finance the acquisition of certain eligible equipment purchased on or after April 1, 2005. We first drew upon the Equipment Line on December 16, 2005 and a principal balance of $347,000 was outstanding as of March 31, 2006. The unpaid principal balance drawn against the Equipment Line bears interest at a rate of prime plus 1.75%. We are required to make interest-only payments on the Equipment Line until principal payments commence on May 9, 2006. The principal balance is to be paid in 30 equal installments.

On January 20, 2006, with an effective date of December 26, 2005, we entered into a fourth loan modification agreement with Silicon Valley Bank, renewing the working capital line of credit to December 26, 2006. The terms remained materially the same as the second loan modification agreement, with the exception that letters of credit, foreign exchange contracts, and certain cash management related services, to the extent they may impose a liability on the bank, are deducted from the available limit that we may borrow. Any letters of credit, foreign exchange contracts, and certain cash management related services are each limited to a maximum of $100,000 in accordance with the terms of the fourth loan modification. As of March 31, 2006, we had no outstanding letters of credit or foreign exchange contracts, but do have a corporate credit card secured by the line of credit, which places a $35,000 restriction on the working capital line of credit.

Our wholly-owned subsidiary, Voxware n.v., had an equipment loan with KBC Bank Roeselare. The original amount of this loan was €70,000. This equipment loan was due November 13, 2005, and was payable in 36 equal installments of €2,136. Interest on the facility was charged at 6.12% per annum, and was secured by a blanket lien on equipment. This loan was paid in full and closed in December 2004.

We are expanding our partnership channel, with particular emphasis on the development of relationships with barcode equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. As a result of these relationships, a greater percentage of revenue is likely to be derived from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. However, by being farther removed from the end customer of our VoiceLogistics solutions, a similar mix in sales may yield overall lower margins, and we may experience increased days to collect accounts receivable, thereby impacting cash availability. Our investment in partnership channels is not likely to materially impact our revenue volume or product mix until fiscal 2007.

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

We believe that adequate capital resources will be available to fund our operations for the years ending June 30, 2006 and 2007. Our business plans for the current fiscal year show revenues will decline from the prior year, primarily due to delayed projects by certain large customers that we now expect to be completed during fiscal year 2007. We expect fiscal year 2007 revenues will exceed revenues from the prior year. Our customer base continues to expand, with existing customers rolling out multiple sites as they have proven results, and new customers brought to us through VARs and other channel partners. We expect the majority of fiscal year 2006 and 2007 revenues will come from existing customers, while partnership channels established during the current year will begin contributing to our revenues during fiscal year 2007. Our working capital line of credit with Silicon Valley Bank was not utilized as of March 31, 2006, and is fully available for short-term operating needs. An additional $653,000 was available to borrow under our line of credit for purchasing equipment as of March 31, 2006. Our business plans do not include using the working capital line for long-term capital needs. Additionally, the Private Placement of our Common Stock during August 2005 provided cash proceeds of approximately $6,200,000, net of commissions and other related costs.

Dilutive Effect of Options and Warrants

As of March 31, 2006, 12,000,000 shares of our Common Stock were authorized, of which 6,262,844 were issued and outstanding. The following table summarizes the dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike price exceeds the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of March 31, 2006

Common stock issued and outstanding as of March 31, 2006	6,262,844

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,161,706
Outstanding options to purchase common stock *	891,181

Common stock plus dilutive instruments outstanding	8,315,731

Options to purchase common stock available to issue
pursuant to various stock option plans	418,984

Common stock outstanding if all dilutive instruments
are converted and exercised	8,734,715

*Includes all "in-the-money" and "out-of-the-money" warrants and options.

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment" (“FAS 123R”), requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based upon their fair values. As amended by the Securities and Exchange Commission (“SEC”) on April 14, 2005, small business public filers must implement FAS 123R no later than the start of the first fiscal year beginning after December 15, 2005, but earlier adoption is permitted. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. The Company expects to implement FAS 123R and SAB 107 effective as of July 1, 2006, and is currently determining the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model, and the transition method to use upon adoption. The impact of the adoption will vary based upon the specific assumptions used to determine the fair market value of share-based payments granted to employees, but the Company may report charges to operations totaling up to approximately $4,300,000 during the three years ending June 30, 2007 through 2009 for employee stock options currently outstanding. Additionally, the Company is contemplating accelerating the vesting of stock options previously granted to employees prior to the adoption of FAS 123R. This action, if executed, will accelerate the stock options charge to operations incurred by the Company.

Risk Factors

We operate in a rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to cause, actual results to differ materially from expectations. We caution all readers to pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this report, and our other filings with the Securities and Exchange Commission.

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

Risks Relating to Our Business and Operations

If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. During the first three quarters of fiscal 2006, the net loss applicable to common stockholders of $3,092,000 contributed to an accumulated deficit of $69,638,000 as of March 31, 2006. If we continue to incur operating losses and fail consistently to be a profitable company, we may be unable to continue our operations. In addition, given the funding raised in the August 2005 Private Placement, we plan to increase spending in research and development, along with sales and marketing, at levels higher than in the recent past, and possibly disproportionate to revenue, thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

If we cannot raise adequate capital in the future, we may be unable to continue our product development, marketing and business, generally. In the future, we may need to raise additional capital to fund operations, including product development and marketing. Funding from any source may not be available when needed or on favorable terms. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit, delay, scale-back or eliminate product development programs, marketing or other activities. We might be forced to sell or license our technologies. Any of these actions might harm our business. If additional financing is obtained, the financing may be dilutive to our current stockholders.

We rely substantially on key customers. Our customer base is highly concentrated. For the nine months ended March 31, 2006, two customers accounted for 29% and 18%, respectively, of our total revenues. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers or a delay in their orders could have a material adverse affect on our results of operations.

We have a sole source vendor for our primary hardware products. Effective in the second quarter of fiscal 2006, one vendor supplies us with our primary wearable computer hardware product. Any disruption in supply by this vendor would prohibit us from shipping product, and thus recognizing revenue. In addition, other vendors provide custom-made components that would take time to reproduce with other suppliers should a current vendor fail to deliver quality product in a timely manner.

If our VoiceLogistics family of products is not successful in the market, we will not be able to generate substantial revenues or achieve sustained profitability. Our success is substantially dependent on the success of our VoiceLogistics family of products. If the market accepts our VoiceLogistics products, these products will account for the vast majority of our net revenue in the future. If our VoiceLogistics products are unsatisfactory, or if we are unable to generate significant demand for these products, or if we fail to develop other significant products, our business will be materially and adversely affected.

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

If our competitors introduce better or cheaper products, our products may not be profitable to sell or to continue to develop. The business in which we engage is highly competitive. Advances in technology, product improvements and new product introductions, as well as marketing and distribution capabilities, and price competition influence success. Failure to keep pace with product and technological advances could adversely affect our competitive position and prospects for growth. Our products compete with those being offered by larger, traditional computer industry participants who have substantially greater financial, technical, marketing and manufacturing resources than we do. We cannot assure you that we will be able to compete successfully against these competitors, or that competitive pressures faced by us would not adversely affect our business or operating results.

If we cannot integrate our speech recognition products with other components of customer systems, we may not be able to sell our products. Although state-of-the-art speech recognition technology is important to generating sales in our target markets, other components of a voice-based system are also necessary. Our products must be easily integrated with customers’ asset management and information systems. The ability to incorporate speech recognition products into customers’ systems, quickly and without excessive cost or disruption, will be a key factor in our success. We do not now possess all the necessary components for system integration. Acquisitions, joint ventures or other strategic relationships may be required for us to develop or obtain access to the necessary components to achieve market penetration. We cannot assure you that our efforts will be successful and, to the extent we are unsuccessful, our business may be materially adversely affected.

There are a number of factors which may cause substantial variability in our quarterly operating results. Our revenue, gross profit, operating income or loss, and net income or loss, may vary substantially from quarter-to-quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include, but are not limited to, the following:

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

If our third-party partners do not effectively market and service our products, we may not generate significant revenues or profits from sales of our products. We expect to utilize third parties, such as hardware system vendors, distributors, consultants, value added resellers, and system integrators, to sell and/or assist us in selling our products. To date we have signed agreements with several of these third-party partners. We believe that the establishment of a network of third-party partners, with extensive and specific knowledge of the various applications critical in the industrial market, is important for us to succeed in that market. Some third-party partners also purchase products from us at a discount and incorporate them into application systems for various target markets, and/or consult us in the development of application systems for end users. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party partners to sell and service our products effectively and provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. Additionally, we may experience conflicts between our distribution channel partners who may compete against one another. Our sales may suffer as a result of these conflicts.

Either party generally may terminate our current arrangements with third-party partners at any time upon 30 days prior written notice. We cannot assure you that our partners will continue to purchase and re-sell our products, or provide us with adequate levels of support. If our partner relationships are terminated or otherwise disrupted, our operating performance and financial results may be adversely affected.

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain personnel hired, our ability to operate our business will be materially adversely affected. Competition for qualified personnel is intense and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

If the export of our technology is deemed a violation of the regulations of the United States Department of Commerce, Bureau of Industry and Security, our business will be substantially harmed. The Bureau of Industry and Security (BIS) oversees implementation and enforcement of the Export Administration Regulations (EAR), which control the export of most commercial items. The BIS regulates "dual-use" items that have both commercial and military or proliferation applications, however, purely commercial items without an obvious military use are also subject to the EAR. The EAR prohibit the export of certain technologies, while the export of other technologies is restricted in certain geographical regions or to certain entities. Exporters deemed in violation of the EAR are subject to substantial penalties. We are developing international channels for the distribution of our speech recognition and voice-based technology, and anticipate increasing our dependence upon revenue derived from foreign sources. If some or all of our products are classified as a restricted technology under the EAR, our ability to generate revenue from international sources will be materially adversely affected.

If we cannot protect our proprietary rights and trade secrets, or if we are found to be infringing on the patents and proprietary rights of others, our business would be substantially harmed. Our success depends in part on our ability to protect the proprietary nature of our products, preserve our trade secrets, and operate without infringing upon the proprietary rights of others. If others obtain and copy our technology, or claim that we are making unauthorized use of their proprietary technology, we may become involved in lengthy and costly disputes to resolve questions of ownership of the technology. If we are found to be infringing on the proprietary rights of others, we could be required to seek licenses to use necessary technology. We cannot assure you that licenses of third-party patents or proprietary rights would be made available to us on acceptable terms, if at all. In addition, the laws of certain countries may not protect our intellectual property because the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary rights in these foreign countries. To protect our proprietary rights, we seek patents and we enter into confidentiality agreements with our employees and consultants with respect to proprietary rights and unpatented trade secrets. We cannot assure you those patent applications in which we hold rights will result in the issuance of patents. We cannot assure you that any issued patents will provide significant protection for our technology and products. In addition, we cannot assure you that others will not independently develop competing technologies that are not covered by our patents. We cannot assure you that confidentiality agreements will provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosures. Any unauthorized disclosure and use of our proprietary technology could have a material adverse effect on our business.

Risks Relating to Our Securities

The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock closed as high as $12.00 and as low as $5.00 per share (after giving effect to the Reverse Split) between July 1, 2005 and March 31, 2006. Historically, the over-the-counter markets for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

A significant portion of our total outstanding shares of Common Stock may be sold in the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market of such sales, may have a material adverse effect on the market price of our Common Stock. On October 25, 2005, we registered 1,084,383,899 shares (7,229,226 after giving effect to the Reverse Split) of Common Stock, including an aggregate of 193,070,922 shares (1,287,139 after giving effect to the Reverse Split) of Common Stock issuable upon the exercise of warrants. We also previously registered all shares of Common Stock that we may issue under our employee benefit plans. Of the shares outstanding, approximately 2,999,220 shares are subject to lock-up agreements, which expire one year from effectiveness of the registration statement on Form S-2 (File No. 333-128690). Sales of remaining outstanding shares, when sold, could reduce the market price of our Common Stock.

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of April 30, 2006, these shares include:

• approximately 235,469 shares of our Common Stock owned by our executive officers and directors; and
• approximately 2,051,657shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

The sale of substantial amounts of our Common Stock by certain affiliates, including our largest stockholders, or the sale of substantial amounts of our Common Stock received through the exercise of outstanding options and/or warrants, or the perception of such sales, may have a material adverse effect on our stock price.

If the holders of the warrants and options to purchase our Common Stock elect to have their collective holdings assumed by a potential acquirer of us, the potential acquirer could be deterred from completing the acquisition. Also, if the holders of the warrants and options to purchase our Common Stock elect to have their holdings remain outstanding after an acquisition of us, the potential acquirer could be deterred from completing the acquisition.

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of April 30, 2006, our executive officers, directors and affiliated entities together beneficially own approximately 5,716,180 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Risks Relating to Accounting Rules and Internal Controls

Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results, and may even retroactively affect previously reported transactions. Our accounting policies that recently have been, or may be, affected by changes in the accounting rules are as follows:

•	revenue recognition;
•	accounting for share-based payments; and
•	accounting for income taxes.

In particular, the FASB recently enacted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which we will adopt no later than in the first quarter of fiscal 2007. As a result, we expect that SFAS 123R will have a significant adverse effect on our reported financial results, and may impact the way in which we conduct our business, which may affect our stock price.

In addition, the Internal Revenue Service has begun implementing a new interpretation of section 409A of the Internal Revenue Code effective January 1, 2005. Section 409A affects the accounting of certain deferred compensation arrangements, including stock options. Section 409A says that taxes should be withheld from employees as vesting occurs on options that are issued below fair market value (FMV). The default position by the IRS is that for a publicly traded company, its trading value is its FMV. In the past, the Company has issued stock options at what it believes has been fair market value, however these prices have at times varied from the trading value on the Over the Counter Bulletin Board due to the highly volatile nature of the stock price. Accordingly, the Company has taken a deferred compensation charge on its books, but has not withheld taxes from its employees as their options vest. The IRS has issued guidelines that allow for a company to show that if its stock is not readily tradable, FMV may be determined through other approved methods, rather than trading value. The Company has filed a private letter ruling request with the IRS on the matter of whether or not the Company’s stock is readily tradable. An adverse opinion from the IRS on the private letter ruling may impact our reported financial results and may impact the way we compensate employees, which in turn could impact our ability to retain competent staff. Even if the IRS rules favorably, the Company would still be required to support its position that its options were issued at FMV and, therefore, are excluded from Section 409A coverage. If the Company was unable to sustain this case, then there may be similar repercussions as if the Company had lost its ruling in the first place.

Our auditors determined that there was a material weakness in our internal controls over financial reporting during fiscal 2004, and we only recently were able to conclude that our disclosure controls were effective. In connection with their audit of our financial statements for the fiscal year ended June 30, 2004, our independent registered public accountants reported a material weakness in our internal controls over financial reporting. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud, in amounts that would be material in relation to the financial statements being audited, may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The material weakness reported for fiscal year 2004 related to the fact that we did not have sufficient competent accounting personnel, which resulted in deficiencies in processes relating to account analyses and reconciliations, including lack of timely management review. For example, the lack of timely management review contributed to a restatement of our Form 10-K for the fiscal year ended June 30, 2003 and the restatements of our Form 10-Qs for the fiscal quarters ended September 30, 2003 and December 31, 2003. In addition, these issues contributed to our need to file an extension of time to file our Form 10-K for the fiscal year ended June 30, 2004. Our auditors advised us that they considered these matters to be “material weaknesses” that, by themselves or in combination, resulted in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

We have taken steps to improve the controls in this area. For example, we consolidated our financial reporting functions and hired a new Chief Financial Officer in June 2004, a new Controller in December 2004, a new Accounting Manager in January 2005, and other accounting personnel to oversee internal controls for financial reporting. The implementation of this process began during the fourth quarter of fiscal 2004, and was completed during the fourth quarter of fiscal 2005. We do not believe that the costs associated with consolidating the reporting process and the hiring of the new personnel had a material adverse effect on our financial condition because these employees replaced former employees and consultants performing similar functions. However, despite these steps and our conclusion that our controls were effective as of June 30, 2005, we may experience reportable conditions and material weaknesses in the future which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes during the quarter ended March 31, 2006 in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

10.1
Fourth Loan Modification Agreement, dated as of January 20, 2006 with an effective date of December 26, 2006, by and between Voxware, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005).

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

Dated: May 15, 2006

VOXWARE, INC.
(Registrant)

By: /s/ Thomas J. Drury, Jr.
Thomas J. Drury, Jr., President,
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Paul Commons
Paul Commons, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)