Form 10KSB
period 2006-06-30
VOXWARE INC
filed 2006-09-28
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-021403

VOXWARE, INC.
(Name of Small Business Issuer in its Charter)

Delaware	36-3934824
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Lawrenceville Office Park
168 Franklin Corner Road
Lawrenceville, NJ 08648
609-514-4100
(Address, including zip code, and telephone number (including area code) of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ STOCK MARKET LLC

Securities registered pursuant to Section 12(g) of the Act:
None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no discloser will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☒

The revenues for the fiscal year ended June 30, 2006, the most recent fiscal year, were $15,478,000.

The aggregate market value of the common voting stock held by non-affiliates of the Registrant was approximately $7,817,960 as of August 31, 2006, based upon the closing sale price of the Common Stock as quoted on the NASDAQ Capital Market.

The number of shares of the Registrant’s Common Stock outstanding as of August 31, 2006 is 6,262,844.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-KSB will be set forth in, and is incorporated by reference from the Registrant's Proxy Statement for, the 2006 Annual Meeting of Stockholders.

VOXWARE, INC.
ANNUAL REPORT ON FORM 10-KSB

PART III		26
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	26
ITEM 10.	EXECUTIVE COMPENSATION	26
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	26
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	26
ITEM 13.	EXHIBITS AND FINANCIAL STATEMENTS	26
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	30

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	F-1

PART I

This Annual Report on Form 10-KSB contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, and information relating to us that are based on the beliefs of our management, as well as assumptions made by, and the information currently available to, our management. When used in this Annual Report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this Annual Report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent circumstances, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this Annual Report, or to reflect the occurrence of unanticipated events. You should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

 ITEM 1.          BUSINESS.

Overview

Voxware is a leading provider of voice-based technology solutions that optimize the front line logistics and distribution center workforce. Our product, VoiceLogistics®, enables warehouse workers to perform a wide array of logistics tasks such as picking, receiving, put away, replenishment, loading and returns processing more efficiently and effectively. VoiceLogistics also provides distribution center management with an effective tool for managing the performance of assigned tasks by workers while reducing logistics costs and optimizing complex materials handling processes.

Our VoiceLogistics solution is a combination of software, hardware and professional services. Enabled by our patented speech recognition VoiceXML Web browser technology, the VoiceLogistics solution creates a dynamic, real-time link between highly mobile workers, the warehouse management system (“WMS”) and supervisory personnel. In other words, warehouse workers wearing a small wireless portable computer receive their directions on where to go and what product/parts to pick via a computer voice generated from the Company’s application. The warehouse worker in turn talks back to the computer, telling it what product/parts they have retrieved and asking for the next set of instructions. Unlike a paper based system, this is real-time reporting with its inherent advantages. Additionally, unlike a bar code scanning system, it is hands-free, thus enabling the worker to be more productive and just as accurate. We believe that our patented solution is unique in the industry because it is the first open standards, Web-based, people-centric, interactive speech recognition technology engineered specifically to operate in highly demanding industrial environments. VoiceLogistics offers broad language support for a culturally diverse workforce.

We sell VoiceLogistics primarily to large companies that operate warehouses and distribution centers. We have customers from a variety of industry sectors, including food service, grocery, retail, consumer packaged goods, automotive parts, third-party logistics providers and wholesale distribution. Our technology has the ability to integrate easily (generally in less than 60 days) with an external WMS. VoiceLogistics revenues are generated primarily from hardware product sales, software license fees, professional services and maintenance fees.

Products and Services

The VoiceLogistics product line is the primary focus of our operations. It targets the mobile, front line workforce in modernized distribution centers, providing a highly interactive means of utilizing the powers of hearing and speech to optimize many logistics tasks.

We offer two standard voice-based software products to our customers, VoiceLogistics Express™ and VoiceLogistics Pro™. Prior to the release of these products, we created customized VoiceLogistics solutions for our customers. VoiceLogistics Express is a standard application suite for enhancing distribution center workforce performance for a variety of logistics functions, including picking and replenishment. Launched in September 2005, the VoiceLogistics Express solution delivers a standard voice product that incorporates best practices developed, implemented and improved over the years for our existing customers in industries such as retail, manufacturing, and food and grocery.

In March 2006, we launched VoiceLogistics Pro which includes a basic suite of tools for designing, developing and integrating voice-enabled logistics solutions. Usable by non-programmers, VoiceLogistics Pro eliminates up to 90% of the coding effort required by conventional voice products. The output is a robust voice solution, complete with an operational voice interface and a direct connection to the appropriate WMS/ERP system. VoiceLogistics Pro utilizes modern Web service architecture, delivering complete independence from the specifics of client hardware, operating system, data base and WMS/ERP system details. A more powerful version of VoiceLogistics Pro, with enhanced functionality allowing for the development of more feature-rich applications, is expected to be released during fiscal 2007.

Each VoiceLogistics solution includes software and hardware components, and generally some professional services elements. The software component includes two important Voxware software technologies that are installed on each wearable computer. These technologies are comprised of our noise-robust Voxware Integrated Speech Recognition Engine (VISE™), designed specifically for high performance industrial environments, and our patented Voice Extensible Markup Language (VoiceXML) voice browser, called VoxBrowser™, which uses standard Web technologies to enable application-level functionality on any certified wearable computer.

The VoiceLogistics solution also generally includes a Voxware application software component installed on a server that communicates with a central WMS (or system of record) and a variety of special purpose wearable computers that are worn by individual warehouse workers. Using a standard wireless LAN, VoiceLogistics directs the workers by giving them tasks and directing and verifying their actions. Our solution also updates the central system, and is capable of responding immediately to a wide variety of situations that can develop as the work shift progresses. With VoiceLogistics, we believe workers are generally more productive and accurate than would otherwise be possible.

Beginning in fiscal 2005, the VoiceLogistics wearable computer was the VLS-410. It is a highly rugged device that has been successfully deployed to thousands of warehouse workers in North America and abroad. We believe that the VLS-410 offers some of the best internal components of any voice-only wearable computer for today’s industrial markets, including a fast 400 MHz Intel Xscale processor and 128 MB of SDRAM and 64MB Flash memory. Prior to the introduction of the VLS-410, we distributed the VLS-310.

In September 2005, we introduced our hardware-independent strategy to enable leading hardware Auto-ID manufacturers to bring voice to a wide range of their mobile computers with the availability of VoxBrowser. These devices are put through Voxware’s Powered by Voxware™ Certification Program, a process required of all third-party wireless computer manufacturers, enabling them to integrate our client software, VoxBrowser, on their mobile devices. Every terminal submitted for certification must meet Voxware’s minimum requirements. This process provides official recognition, and provides our valued VoiceLogistics customers with the confidence that all devices Powered by Voxware will operate satisfactorily in their ruggedized environments.

The following devices have achieved full certification from us: Our VLS-410; LXE Inc.’s HX1, MX3X, MX7, VX6 and VX7 mobile computers; and Symbol Technologies, Inc. (“Symbol”)’s MC9060S and MC9060K mobile computers. We are continuing to work with these and other major vendors of wireless computers to provide VoxBrowser on their devices. We believe this will give customers an additional choice of hardware, and will allow us to expand our product line with new, multi-modal versions of VoiceLogistics, which will work both via speech recognition and other modes, such as keyboard, screen, RFID, or barcode scanning, as appropriate. We also offer customers the opportunity to purchase accessories such as headsets and computer hardware that we purchase from third-party vendors for resale.

During fiscal year 2006, we entered into an agreement with LXE Inc. (“LXE”, a wholly-owned subsidiary of Electromagnetic Sciences, Inc.) to outsource the manufacturing of our VLS-410 hardware to LXE. Under the terms of the agreement, we licensed certain hardware technology to LXE for production and distribution by LXE. We further authorized LXE to resell our recently introduced VoxBrowser product. LXE authorized us to resell certain next generation hardware products to be developed in the future. Each party is authorized to resell the other party’s products throughout the world. The agreement has an initial term of five years and is subject to automatic renewals. Also during fiscal year 2006, Symbol endorsed our products by designating us as a “PartnerSelect Premier Independent Software Vendor” of voice-based solutions. We are actively soliciting similar relationships with other leading equipment vendors and their distributors.

We offer professional services that include system implementation and training, as well as assistance in tailoring our solution to meet specific requirements within customers’ facilities. We also offer customers the option to enter into extended warranties on hardware, and annual software maintenance and customer support arrangements with us. We will continue to offer maintenance support and make software updates available to our customer’s tailored solutions, as well as provide enhancements, upon their request.

Sales and Distribution

We sell directly to large companies in North America and Europe. We also utilize third parties such as consultants, value added resellers (“VARs”), wireless computer manufacturers and vendors, and systems integrators to sell or assist us in selling our products. To date, we have signed agreements with several third-party partners. We believe that the establishment of a network of third-party partners with extensive knowledge of specific market sectors is important to our long-term success in those sectors.

Historically, our sales were generated primarily by our own sales force working directly with the end users of the VoiceLogistics solution. With the introduction of VoxBrowser in 2005 and VoiceLogistics Pro in March 2006, and our ongoing development of our VoiceLogistics products, we are investing substantial resources into expanding our partnership channels in North America and abroad. This is most recently evidenced through our relationships with LXE, Symbol and RedPrairie Corporation, among others. Our direct sales efforts currently contribute the majority of our revenues; however, we expect a shift to more third-party generated revenues in the future as our channel partner efforts expand.

Voxware is actively working with third-party partners who purchase products and accessories from us at a discount and incorporate them into application systems for various target markets and/or consult with us in the development of application systems for end users. These application systems integrate our VoiceLogistics Pro product with additional hardware and software components, and include service and product support. These partners then resell or lease the application systems to their end user customers. Under these types of partnership agreements, we warrant to repair or replace any defective hardware product delivered to a third-party partner or their customer, provided that we are notified of the defective product generally within one year from delivery of the product to the end user. We believe that in the industrial speech recognition market, strategic partnerships with these various parties are critical to our success. We anticipate that, over time, an increasingly greater percentage of our revenues will be generated from software components as our partners supply a greater percentage of hardware and professional services to new VoiceLogisitics implementations.

Building a network of third-party partners such as those described above takes time and requires different sales and marketing expertise than that required to build a direct to end user software distribution channel, or an original equipment manufacturer (“OEM”) relationship for technology. Challenges we face in establishing this network include overcoming existing relationships potential partners have with our competitors, and training new partners to develop and sell solutions based on VoiceLogistics Pro. There can be no assurance that we will be successful in developing strategic relationships with channel partners, hardware vendors, VARs, logistics consultants or WMS vendors that produce a favorable impact on our operations.

Customers

Our customers include some of the largest and best-known companies in their respective industries, including 7-Eleven, Inc., Argos Limited, AutoZone, Inc., Dunkin’ Donuts, Somerfield Stores Ltd., West Marine, Inc., and US Foodservice. We grew our customer base in fiscal 2005 and 2006 and are optimistic our increased momentum in key market sectors such as retail, consumer packaged goods and food service will continue. For the fiscal year ended June 30, 2006, US Foodservice accounted for approximately 31% of our total revenues and Argos Limited accounted for approximately 15% of our total revenues. There can be no assurance that these customers will continue to seek our products and services at the same levels as they have in the past, or at all.

Our standard warranty policy generally allows customers or end users to return defective products for repair or replacement, provided that we are notified of the defective product generally within 90 days from delivery of the product to the end user in the case of software, and up to one year in the case of hardware. Substantially all components, parts and subassemblies purchased by Voxware are covered by other manufacturer warranties for periods ranging from 30 days to one year from date of purchase by us.

Competition

We encounter competition from two primary sources. We experience direct competition from companies offering similar voice-based solutions. Additionally, our solution competes with technologies that may be considered an alternative to voice-based solutions.

The VoiceLogistics solution integrates hardware, software and service components. There are several alternative providers against whom we compete to market some or all of those components. The major competitor offering a similar solution is Vocollect, Inc., which markets a proprietary, wearable voice-based computer and complementary software. Vocollect, Inc. also indirectly sells voice-based systems within the logistics and distribution market to resellers who also compete against us. In addition to Vocollect, Inc. and their resellers, there are other vendors who promote similar solutions, including Lucas Systems, Inc, FKI Logistex (a subsidiary of FKI PLC), and TOPSystem Systemhaus GmbH. In July 2005, FKI Logistex became a VAR reseller for us.

In each application area, there exist alternatives to voice-based solutions. Barcode scanning devices, for example, represent a competitive alternative to voice-based products in certain warehouse picking applications. Thus, barcode product companies such as Symbol Technologies, Intermec Technologies Corporation (a subsidiary of UNOVA, Inc.), LXE, and Psion Teklogix can be considered competitors in the logistics and fulfillment marketplace. However, while these barcode product companies can sometimes be competitors to us, we also have begun establishing formal relationships with several of these companies to provide potential customers with complementary joint product offerings that integrate voice-based capabilities with alternative technologies. Likewise, in the package sorting and remittance processing segments, keyboards are the most prevalent alternative along with an increasing use of barcode scanning. Inspection, receiving, and inventory applications use keyboards as well, but often pen and paper comprise the primary alternative method in those cases.

Factors considered by prospective customers evaluating competing voice-based logistics solutions include technical features and functionality of the underlying hardware and software components, time required to deploy the solutions, quality and availability of professional and support services, and price and ongoing total cost of ownership. Hardware components are generally evaluated based upon such factors as size, weight, processing speed and multi-modal functionality. Our VLS-410 unit competes against Vocollect’s Talkman® series, as well as offerings from Symbol, LXE and other mobile computer device manufacturers. During fiscal 2006 Vocollect introduced a new series of Talkman that is smaller in size than our 410 series. Situations in which a customer values size of the hardware above what we believe are more important considerations presently puts Voxware at a competitive disadvantage. We believe this can be mitigated in the future by other hardware manufacturers offering products of similar size with expanded functionality beyond the Talkman series. Evaluations of competing software solutions generally consider, among other factors, the breadth of applications supporting various warehouse operations, support for different languages and warehouse management systems, and the portability, scalability and extensibility of the software. Deployment time is impacted primarily by the extent to which customized software development is required to implement the solution. We believe our VoiceLogistics Pro solution, coupled with our VoxBrowser client software, is unique in the industry, and gives us a competitive advantage by reducing the total cost of ownership because its open standards, web-based, people-centric design enables cross-platform portability, rapid deployment, and ease of application extension.

Voice-based logistics applications offer real time updating of inventory systems, error checking capabilities to minimize picking mistakes, and hands-free communications allowing for easier handling of bulky or frozen products. Barcode scanning applications offer similar file update and error checking features, but lack the advantages of hands-free communication. Voice-based and barcode-based solutions both require substantially higher capital investments than paper-based and other low technology systems.

Patents and Proprietary Information

VoiceLogistics is based on our VISE speech engine, which is a highly noise-tolerant, continuous speech recognizer. We believe it is the first speech recognizer to be engineered specifically for use in highly demanding industrial environments. VoiceLogistics, and all of our other voice-based products sold to industrial customers, are based on VISE technology.

Our VLS-410 wearable computer, and other certified mobile devices from leading terminal hardware manufacturers, incorporate an embedded version of our VISE speech recognition engine with a standards-based interface that allows for interfaces with a wide variety of WMS packages. Our VoiceLogistics solution also employs our patented invention of systems and methods for using standard Internet protocols in conjunction with VoiceXML Web pages to remotely program portable voice devices, such as our VoiceLogistics computer, that direct and guide users through defined tasks and work. The United States Patent and Trademark Office approved our application for patent protection of this invention (Patent #6662163) in 2003.

We believe that owning and developing our core technologies represents a significant strategic and competitive advantage for us. We may, from time to time, file patent applications as deemed appropriate. Our success will depend in part on our ability to obtain patent protection for our products, preserve our trade secrets and operate without infringing the proprietary rights of other parties.

The software market has traditionally experienced widespread unauthorized reproduction of products in violation of manufacturers’ intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce the manufacturers’ intellectual property rights are often burdensome and involve a high degree of uncertainty and costs.

Our success is also dependent upon unpatented trade secrets, which are difficult to protect. To help protect our rights, we require employees and consultants to enter into confidentiality agreements that prohibit disclosure of our proprietary information, and require the assignment to us of their ideas, developments, discoveries and inventions. We cannot assure you, however, that these agreements will provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosures.

Employees

As of June 30, 2006, we had 89 full-time employees and consultants, consisting of 38 individuals in cost of goods sold (which includes professional services, customer support and production), 19 individuals in research and development, 21 individuals in sales and marketing, and 11 individuals in general and administrative. Forty-two of our employees are located at our Cambridge, Massachusetts facility, 26 individuals are located at our corporate offices in Lawrenceville, New Jersey, 7 individuals work with our sales and customer support office in the United Kingdom, and 14 individuals work elsewhere. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe we have good relations with our employees.

Corporate Information

We were incorporated on August 20, 1993 in the State of Delaware. Our headquarters is located at Lawrenceville Office Park, 168 Franklin Corner Road, Lawrenceville, NJ 08648. Our telephone number is +1 609-514-4100.

We file annual, quarterly and current reports, proxy statements and other documents with the SEC, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and at 233 Broadway, 16th Floor, New York, New York 10279. You may obtain information on the operation of the Public Reference Room by calling the SEC at +1 800 SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov. In addition, we also make available free of charge on or through our Internet website, http://www.voxware.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC. Copies of our SEC filings may also be obtained by calling our main number and asking for investor relations or emailing: ir@voxware.com. Information on our website is not a part of this report.  In addition, our Code of Business Conduct and Ethics is posted on our Internet website, http://www.voxware.com, and any amendment thereof or waiver thereto will be promptly posted on our Internet website.

Risk Factors

We operate in a rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to cause, actual results to differ materially from expectations. We caution all readers to pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this report, and our other filings with the SEC.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our Common Stock could decline and we may be forced to consider additional alternatives.

This Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-KSB.

Risks Relating to Our Business and Operations
If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. During the year ended June 30, 2006, the net loss applicable to common stockholders of $6,843,000 contributed to an accumulated deficit of $73,389,000 as of June 30, 2006. If we continue to incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. In addition, we plan to continue to increase spending in research and development, along with sales and marketing, at levels higher than in the recent past, and possibly disproportionate to revenue, thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. For the year ended June 30, 2006, one customer accounted for 31% of our total revenues and another customer accounted for 15% of our total revenues. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

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

We have a sole source vendor for our primary hardware products. Effective in the second quarter of fiscal 2006, one vendor supplies us with our primary wearable computer hardware product. Any disruption in supply by this vendor would prohibit us from shipping our products, and thus recognizing revenue. In addition, other vendors provide custom-made components that would take time to reproduce with other suppliers should a current vendor fail to deliver quality product in a timely manner.

We are relying on third-party hardware manufacturers to develop and bring to market portable voice-compatible computer equipment on which to run our software. Sales of our VoiceLogistics Pro and VoxBrowser software products depend, in part, upon the delivery by third-party hardware manufacturers of robust Voxware-certified mobile computing devices with sufficient memory, voice capabilities and form factor. While we anticipate the entrance of numerous such devices in the marketplace in the future, our customers seeking best-of-breed hardware units to drive our software currently have a limited selection from which to choose. We cannot assure you that third-party manufacturers will develop and market hardware units compatible with our software on a timely basis, if at all.

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

If our competitors introduce better or less expensive products, our products may not be profitable to sell or to continue to develop. The business in which we engage is highly competitive. Advances in technology, product improvements and new product introductions, as well as marketing and distribution capabilities, and price competition influence success. Failure to keep pace with product and technological advances could adversely affect our competitive position and prospects for growth. Our products compete with those being offered by larger, traditional computer industry participants who have substantially greater financial, technical, marketing and manufacturing resources than we do. We cannot assure you that we will be able to compete successfully against these competitors, or that competitive pressures faced by us would not adversely affect our business or operating results.

If we cannot integrate our speech recognition products with other components of customer systems, we may not be able to sell our products. Although state-of-the-art speech recognition technology is important to generating sales in our target markets, other components of a voice-based system are also necessary. Our products must be easily integrated with customers’ asset management and information systems. The ability to incorporate speech recognition products into customers’ systems, quickly and without excessive cost or disruption, will be a key factor in our success. We do not now possess all the necessary components for system integration. Acquisitions, joint ventures or other strategic relationships may be required for us to develop or obtain access to the necessary components to achieve market penetration. The development of strategic relationships with other software vendors can be a lengthy process as potential partners evaluate the benefit to their business of integrating voice-based solutions, and in particular, our software, into their product offerings. We cannot assure you that our efforts will be successful and, to the extent we are unsuccessful, our business may be materially adversely affected.

There are a number of factors which may cause substantial variability in our quarterly operating results. Our revenue, gross profit, operating income or loss, and net income or loss, may vary substantially from quarter-to-quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include, but are not limited to, the following:

•	market acceptance of our products;
•	timing and levels of purchases by customers;
•	interruption and delays in production caused by vendor delays;
•	new product and service introductions by our competitors or us;
•	market factors affecting the availability or cost of qualified technical personnel;
•	timing and customer acceptance of our new product and service offerings;
•	effectiveness of sales efforts by third-party partners;
•	length of sales cycle; and
•	industry and general economic conditions.

We cannot assure you that any of these factors will not substantially influence our quarterly operating results.

If our third-party partners do not effectively market and service our products, we may not generate significant revenues or profits from sales of our products. We utilize third parties, such as hardware system vendors, WMS companies, distributors, consultants, value added resellers, and system integrators, to sell and/or assist us in selling our products. To date we have signed agreements with several of these third-party partners, and we expect these partners to contribute an increasing percentage of overall revenues in the future. We believe that the establishment of a network of third-party partners, with extensive and specific knowledge of the various applications critical in the industrial market, is important for us to succeed in that market. Some third-party partners also purchase products from us at a discount and incorporate them into application systems for various target markets, and/or consult us in the development of application systems for end users. Once signed, new partners must be trained in the development and sale of voice-based logistics solutions. Accordingly, there can be a significant lead time between the signing of agreements with partners and the recognition of revenues generated by the partners. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party partners to sell and service our products effectively and provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. Additionally, we may experience conflicts between our distribution channel partners who may compete against one another. Our sales may suffer as a result of these conflicts.

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

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain personnel hired, our ability to operate our business will be materially adversely affected. On June 30, 2006, the Company accelerated the vesting of outstanding stock options to all of its employees, thereby eliminating a possible reason for employees to remain with the Company. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

If the export of our technology is deemed a violation of the regulations of the United States Department of Commerce, Bureau of Industry and Security, our business will be substantially harmed. The Bureau of Industry and Security (“BIS”) oversees implementation and enforcement of the Export Administration Regulations (“EAR”), which control the export of most commercial items. The BIS regulates "dual-use" items that have both commercial and military or proliferation applications, however, purely commercial items without an obvious military use are also subject to the EAR. The EAR prohibit the export of certain technologies, while the export of other technologies is restricted in certain geographical regions or to certain entities. Exporters deemed in violation of the EAR are subject to substantial penalties. We are developing international channels for the distribution of our speech recognition and voice-based technology, and anticipate increasing our dependence upon revenue derived from foreign sources. If some or all of our products are classified as a restricted technology under the EAR, our ability to generate revenue from international sources will be materially adversely affected.

If we cannot deliver RoHS compliant equipment, our sales to customers in the European Union countries will be harmed. The Restriction of Hazardous Substances Directive (“RoHS”) was adopted by the European Union (“EU”) and took effect on July 1, 2006. RoHS restricts the use of six hazardous materials in the manufacture of various types of electronic and electrical equipment. Non-compliant electronic equipment may continue to be distributed only if it was already in the EU marketplace as of July 1, 2006. Such equipment may no longer be imported into EU countries after that date. We expect to deliver RoHS compliant versions of our VLS-410 wearable computer and related accessories during the second quarter of fiscal 2007. Likewise, RoHS compliant versions of certified terminals distributed by LXE, Inc. and Symbol Technologies, Inc., among other vendors, are expected to be available at various dates during the first and second quarters of fiscal 2007. While we hold in Europe an inventory of non-compliant VLS-410 units that are available for sale to our customers, we cannot assure you that this inventory is sufficient to meet the demand for sales of these units through December 2006. We also cannot assure you that we will not experience delays in delivering RoHS compliant equipment certified to operate VoiceLogistics software. If this inventory proves to be insufficient, or if we experience delays in delivering RoHS compliant equipment, we may lose opportunities to sell our hardware and related software and professional services to customers in EU countries.

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

Risks Relating to Our Securities
The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock traded as high as $16.50 and as low as $4.15 per share (after giving effect to the December 12, 2005 reverse split of all outstanding shares of our Common Stock at an exchange ratio of 1-for-150 (the “Reverse Split”)) between July 1, 2005 and June 30, 2006. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

•	fluctuations in our quarterly revenue and operating results;
•	announcements of product releases by us or our competitors;
•	announcements of acquisitions and/or partnerships by us or our competitors;
•	increases in outstanding shares of our Common Stock upon exercise or conversion of derivative securities, and the issuances of our Common Stock pursuant to our private placement transactions; and
•	delays in producing finished goods inventory for shipment.

There is no assurance that the price of our Common Stock will not continue to be volatile in the future.

A significant portion of our total outstanding shares of Common Stock may be sold in the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market of such sales, may have a material adverse effect on the market price of our Common Stock. On October 25, 2005, we registered 1,084,383,899 shares (7,229,226 shares after giving effect to the Reverse Split) of Common Stock, including an aggregate of 193,070,922 shares (1,287,139 shares after giving effect to the Reverse Split) of Common Stock issuable upon the exercise of warrants. We also previously registered all shares of Common Stock that we may issue under our employee benefit plans. Of the shares outstanding, approximately 2,999,220 shares are subject to lock-up agreements, which expire one year from effectiveness of the registration statement on Form S-2 (File No. 333-128690), or November 7, 2006. Sales of remaining outstanding shares, when sold, could reduce the market price of our Common Stock.

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of August 31, 2006, these shares include:

•	approximately 235,469 shares of our Common Stock owned by our executive officers and directors; and
•
approximately 2,258,500 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of August 31, 2006, our executive officers, directors and affiliated entities together beneficially own approximately 6,262,823 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

If we are unable to maintain our listing on the NASDAQ Capital Market, the marketability of our Common Stock could be adversely affected. Our Common Stock is currently listed on the NASDAQ Capital Market under the symbol “VOXW”. In order for our Common Stock to continue trading on the NASDAQ Capital Market, we must meet certain minimum financial requirements. Among other requirements, the minimum bid price of our Common Stock must remain at least $1.00 per share and the market value of publicly held shares, as defined by the NASDAQ Capital Market, must remain at least $1,000,000. In addition, we must continue to meet at least one of the following three requirements:

•	Stockholders’ equity must be at least $2,500,000;
•	Market value of our Common Stock must be at least $35,000,000; or
•	Net income from continuing operations must be at least $500,000.

While we satisfy the requirements for continued listing on the NASDAQ Capital Market as of June 30, 2006, continued periods of operating losses may adversely affect our ability to maintain minimum required values of stockholders’ equity or Common Stock market value. If we are unable to satisfy the criteria to maintain listing of our Common Stock, our Common Stock could be subject to delisting. Trading, if any, of our Common Stock would thereafter be conducted on the OTC Bulletin Board or in the so-called “Pink Sheets”. As a consequence, it would be far more difficult for our stockholders to trade in our Common Stock and it may be more difficult to obtain accurate and current information concerning market prices for our Common Stock.

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

In particular, the Financial Accounting Standard Board ("FASB") recently enacted Statement of Financial Accounting ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which we will adopt effective July 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based upon their fair values. In anticipation of implementing SFAS 123R, we elected to accelerate the vesting of all unvested stock options held by our employees as of June 30, 2006. As a result of the accelerated vesting, options to purchase 672,323 shares of Common Stock may be exercised currently.

In addition, the Internal Revenue Service ("IRS") began implementing a new interpretation of section 409A of the Internal Revenue Code effective January 1, 2005. Section 409A affects the accounting of certain deferred compensation arrangements, including stock options. Section 409A requires the withholding of taxes from employees as vesting occurs on options that are issued below fair market value ("FMV"). The default position of the IRS is that for a publicly traded company, its trading value is its FMV. In the past, we issued stock options at what we believe was FMV, however these prices at times varied from the trading value on the Over the Counter Bulletin Board due to the highly volatile nature of the stock price. Accordingly, we have taken a deferred compensation charge on our books, but have not withheld taxes from our employees as their options vest. The IRS has issued guidelines that allow for a company to show that if its stock is not readily tradable, FMV may be determined through other approved methods, rather than trading value. We filed a private letter ruling request with the IRS on the matter of whether or not our stock is readily tradable, but the IRS elected not to respond to the request pending the issuance of final rules regarding the application of section 409A. An adverse opinion from the IRS on the private letter ruling, or the issuance of unfavorable final rules, may impact our reported financial results and may impact the way we compensate employees, which in turn could impact our ability to retain competent staff. Even if the IRS rules favorably, we would still be required to support the Company’s position that its options were issued at FMV and, therefore, are excluded from section 409A coverage. If we are unable to sustain this case, there may be similar repercussions as if we had lost the ruling in the first place.

ITEM 2.          PROPERTIES.

Effective July 1, 2000, we entered into a lease for our headquarters facility, which contains approximately 4,000 square feet of office space in Lawrenceville, New Jersey. The initial term of this lease expired on June 30, 2003, but has been extended through December 31, 2007. On July 27, 2005, the lease was amended to include an additional 1,350 square feet. Payments under this lease consist of a base rent of $19.00 per square foot through December 31, 2004, $19.76 per square foot from January 1, 2005 to November 30, 2005, $20.29 per square foot from December 1, 2005 through December 31, 2006, and $21.40 per square foot thereafter. Beginning in 2005, the lease requires us to pay for escalations in property operating expenses, property taxes and other items.

Our principal facility, which is located in Cambridge, Massachusetts, contains approximately 9,500 square feet of office space. We lease this space for research and development, customer support, professional services, product engineering, and final assembly and testing. Total payments under this lease consist of a base rent of $27.00 per square foot, an electricity charge of $1.50 per square foot, and an expense charge of 14.9% of the landlord’s building expenses. On October 1, 2003, the base rent was reduced to $20.00 per square foot. The existing term for the lease of this office space will expire on June 30, 2007.

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

We may need to lease additional space to meet our growing needs during the fiscal year ending June 30, 2007.

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

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

From March 1, 2001 through December 11, 2005, our Common Stock traded on the NASDAQ OTC Bulletin Board under the symbol VOXW.ob. From December 12, 2005 through March 19, 2006, our Common Stock was traded on the NASDAQ OTC Bulletin Board under the symbol VXWR.ob after giving effect to the 1-for-150 reverse split of all the outstanding shares of our Common Stock (“the Reverse Split”). On March 20, 2006, our Common Stock began trading on the NASDAQ Capital Market under the symbol VOXW. The following table sets forth the high and low sale prices per share, after adjustment for Reverse Split, as quoted on the NASDAQ OTC Bulletin Board and NASDAQ Capital Market for our two most recent fiscal years:

	High	Low
Fiscal Year Ended June 30, 2005
Quarter ended September 30, 2004	$8.250	$4.800
Quarter ended December 31, 2004	$14.250	$4.500
Quarter ended March 31, 2005	$10.650	$6.150
Quarter ended June 30, 2005	$9.750	$4.950
Fiscal Year Ended June 30, 2006
Quarter ended September 30, 2005	$16.500	$6.000
Quarter ended December 31, 2005	$10.500	$4.220
Quarter ended March 31, 2006	$7.500	$4.880
Quarter ended June 30, 2006	$7.250	$4.150

As of June 30, 2006, there were approximately 337 holders of record of our Common Stock. We have never declared nor paid any cash dividends on our Common Stock. We do not anticipate paying any cash dividends in the foreseeable future.

Sale of Unregistered Securities

On August 11, 2005, we entered into a Common Stock Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue an aggregate of up to 206,250,000 shares (1,375,000 shares after giving effect to the Reverse Split) of our Common Stock, $0.001 par value per share, in a private placement. On August 11, 2005, we issued and sold an aggregate of 188,860,967 shares (1,259,073 shares after giving effect to the Reverse Split) of Common Stock, and on August 22, 2005, the private placement's second and final closing, we issued and sold an additional 17,389,030 shares (115,927 shares after giving effect to the Reverse Split) of Common Stock. A total of 206,249,997 shares (1,375,000 shares after giving effect to the Reverse Split) of Common Stock were issued through the August 2005 private placement. In connection with the private placement, the holders of a majority of our Series D Preferred Stock agreed to convert all of our outstanding shares of Series D Preferred Stock into shares of Common Stock. As a result, 649,016,089 shares (4,326,774 shares after giving effect to the Reverse Split) of Common Stock were issued upon conversion of all of the outstanding shares of Series D Preferred Stock and 1,902,857 shares (12,686 shares after giving effect to the Reverse Split) of Common Stock were issued in lieu of paying cash dividends on the Series D Preferred Stock from July 1, 2005 to August 11, 2005. Warrants to purchase 156,879,326 shares (1,045,862 shares after giving effect to the Reverse Split) of Common Stock were issued to the holders of warrants to purchase Series D Preferred Stock as a result of the conversion of the Series D Preferred Stock.

We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Each of the investors represented to us that it was an accredited investor, acquired the securities for investment purposes only and not with a view to distribution, and had adequate information about us.

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

Overview

We are a leading provider of voice-based technology that helps optimize the activities of warehouse and other logistics workers by providing real-time wireless connections between warehouse workers and logistics management solutions. Utilizing our leading speech recognition capabilities, we enable logistics management software and systems to streamline and enhance the accuracy and productivity of warehouse workers in performing repetitive, high-volume, labor-intensive tasks, including picking, receiving, put away, replenishment, loading, and returns processing. Our voice-enabled solutions enable customers to reduce logistics costs and optimize complex materials handling processes through the delivery of voice prompts and responses that can be tailored to individual customer requirements. We generate revenues primarily from hardware product sales, software license fees, professional services and maintenance fees.

The VoiceLogistics solution is a combination of software, hardware and professional services available through two productized offerings. VoiceLogistics Express is a standard application suite for enhancing distribution center workforce performance for a variety of logistics functions. VoiceLogistics Pro is a suite of tools enabling non-programmers to design, develop and integrate voice-based logistics solutions. Our VoxBrowser software offers our patented combination of powerful speech recognition software in VoiceXML compliant Web browser technology. This is client software designed to run on a wide variety of industry-standard mobile computers devised for demanding warehouse environments. These serve as the basis for the dynamic real-time link between highly mobile logistics workers, the warehouse management system (“WMS”) and supervisory personnel. We believe that our patented solution is unique in the industry because it is the first open standards, Web-based, people-centric, interactive speech recognition technology designed to VoiceXML standards, and is engineered specifically to operate in highly demanding industrial environments. VoxBrowser allows for the development and deployment of voice-based logistics solutions independent of the hardware platform on which it operates.

We sell VoiceLogistics primarily to large companies that operate warehouses and distribution centers in North America and Europe. We have customers from a variety of industry sectors, including food service, grocery, retail, consumer packaged goods, automotive parts, third-party logistics providers and wholesale distribution. Our technology has the ability to integrate easily (generally in less than 60 days) with an external WMS.

Historically, our sales were generated primarily by our own sales force working directly with the end users of the VoiceLogistics solution. In fiscal year 2006, we began investing substantial resources into expanding our partnership channels, with particular emphasis on the development of relationships with terminal equipment manufacturers and vendors, VARs (value added resellers), logistics consultants and WMS vendors. This is most recently evidenced through our relationships with LXE, Symbol and RedPrairie Corporation, among others. With the introduction of VoxBrowser in 2005 and VoiceLogistics Pro in March 2006, highly customized voice-enabled logistics solutions can be deployed by third-party partners on any certified mobile computer equipment. Our direct sales currently contributes the majority of our revenues; however, we expect a shift to more third-party generated revenues in the future as our channel development efforts expand. Additionally, we anticipate a greater percentage of our revenues in the future derived from software licenses as VoiceLogistics Pro software is deployed by third-party partners on hardware offered by other manufacturers.

Effective as of October 1, 2005, we entered into an agreement with LXE to outsource the manufacturing of our VLS-410 hardware. Under the terms of the agreement, we licensed certain hardware technology to LXE for production and distribution by LXE. We further authorized LXE to resell our recently introduced VoxBrowser product. LXE authorized us to resell certain next generation hardware products to be developed in the future. Each party is authorized to resell the other party’s products throughout the world. The agreement has an initial term of five years and is subject to automatic renewals. On January 6, 2006, Symbol endorsed our products by designating us as a “PartnerSelect Premier Independent Software Vendor” of voice-based solutions. We are actively soliciting similar relationships with other leading equipment vendors and their distributors.

Selected Financial Data

The selected statement of operations data for the fiscal years ended June 30, 2006 and 2005, and the selected balance sheet data as of June 30, 2006 and 2005, have been derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-KSB. The selected statements of operations data for the fiscal years ended June 30, 2004, 2003 and 2002, and the balance sheet data as of June 30, 2004, 2003 and 2002, have been derived from our audited financial statements not included herein. The selected statement of operations data set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB.

	Year Ended June 30,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)

Statement of Operations Data:
Total revenues	$4,501	$8,392	$11,650	$17,502	$15,478
Total cost of revenues	$2,417	$4,342	$7,669	$8,065	$7,303
Net loss applicable to common
stockholders	$(53,917)	$(7,644)	$(10,326)	$(1,456)	$(6,843)
Net loss per share applicable to
common stockholders - basic and
diluted	$(435.40)	$(46.99)	$(43.86)	$(3.78)	$(1.22)
Weighted average number of shares
used in computing net loss per
common share-basic and diluted,
adjusted for Reverse Split	124	163	235	386	5,596

	Year Ended June 30,
	2002	2003	2004	2005	2006
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, cash held in
attorney's escrow account, and
short term investments	$6	$4,247	$1,124	$3,639	$6,909
Working capital (deficit)	$(327)	$2,550	$(1,942)	$604	$4,005
Total assets	$3,191	$8,847	$5,413	$7,414	$10,646
Long-term debt	$-	$38	$1,013	$334	$253
Series A, B and C mandatorily
redeemable convertible preferred
stock	$4,342	$-	$-	$-	$-
Stockholders' equity (deficit)	$(3,559)	$3,772	$(2,241)	$810	$4,327

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

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, as amended by SOP 98-9. SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, applies to the initial site implementation for certain customers requiring significant customization to our software. Revenues from product sales and license fees generally are recognized upon shipment of hardware and applicable software, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of customized software development, as typically occurs for the initial site implementation for new customers, revenues are recognized upon customer acceptance. Vendor-specific objective evidence of the fair value of certain hardware elements that are not sold separately is determined using the residual method. Service revenues for professional services fees are generally recognized upon completion of implementation, or over the period in which such services are rendered, provided there are no significant post-delivery obligations connected with such services.

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

We continue to generate royalty revenues from our legacy speech coding technology business, which was sold in 1999. Royalties are earned on technologies our customers incorporate into their products for resale. Revenues are recognized at the time of the customers’ shipment of those products, as estimated based upon historical reports received periodically from our customers. If our customers’ business operations change substantially, our actual royalty revenues earned could differ from our estimates.

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

We accrue for warranty costs based on our estimate of expected repair cost per unit, service policies and specific known issues. If we experience claims or significant changes in costs of services, such as third-party vendor charges, materials or freight, which could be higher or lower than our historical experience, our cost of revenues could be affected.

Inventory purchases and purchase commitments are based upon forecasts of future demand. We value our inventory at the lower of average cost or market. If we believe that demand no longer allows us to sell our inventory above cost, or at all, then we write down that inventory to market or write off excess inventory levels. If customer demand subsequently differs from our forecasts, requirements for inventory write-offs could differ from our estimates.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Results of Operations

Fiscal 2006 Versus Fiscal 2005

	Year Ended June 30, 2006	% of Total Revenue	Year Ended June 30, 2005	% of Total Revenue	$ Change	% Change

Product revenues	$11,922	77%	$13,859	79%	$(1,937)	(14%)
Services revenues	3,556	23%	3,643	21%	(87)	(2%)
Total revenues	15,478	100%	17,502	100%	(2,024)	(12%)

Cost of product revenues	3,952	26%	4,380	25%	(428)	(10%)
Cost of service revenues	3,351	22%	3,685	21%	(334)	(9%)
Total cost of revenues	7,303	47%	8,065	46%	(762)	(9%)

Gross profit	8,175	53%	9,437	54%	(1,262)	(13%)

Research and development	3,160	20%	2,274	13%	886	39%
Sales and marketing	5,091	33%	2,985	17%	2,106	71%
General and administrative	2,756	18%	2,992	17%	(236)	(8%)
Amortization of deferred
employee compensation	4,062	26%	1,630	9%	2,432	149%
Total operating expenses	15,069	97%	9,881	56%	5,188	53%

Operating loss	(6,894)	(45%)	(444)	(3%)	(6,450)	N/M

Interest expense, net of interest income	(45)	(0%)	(247)	(1%)	202	82%
Other expenses, net	(52)	(0%)	(69)	(0%)	17	25%
Net loss before income taxes	(6,991)	(45%)	(760)	(4%)	(6,231)	(820%)

Benefit from income taxes	228	1%	0	0%	228	N/A

Net loss	$(6,763)	(44%)	$(760)	(4%)	$(6,003)	(790%)

Revenues

Our total revenues were $15,478,000 for the year ended June 30, 2006 compared to total revenues of $17,502,000 for the year ended June 30, 2005. The $2,024,000 (12%) decrease in total revenues is primarily due to decreases in revenues generated from the sale of hardware units, licensing of software and professional services, offset by increases in hardware warranties and software maintenance services. Product revenues accounted for 77% of revenues during the year ended June 30, 2006 as compared to 79% during the fiscal year ended June 30, 2005. Service revenues accounted for 23% of revenue during the year ended June 30, 2006 as compared to 21% during the prior year.

Several factors contributed to our decline in revenues from fiscal 2005 to fiscal 2006. A significant competitor introduced a new, compact hardware unit, thus creating a more competitive environment in which we market our VLS-410 unit. In addition, a few large customers postponed planned implementations for reasons we believe are unrelated to our products or those of our competitors. Examples of factors influencing such delays included changes in a customer’s executive management team leading to the reduction of the pace at which the VoiceLogistics solution is implemented at additional sites, and another customer’s decision to delay implementing the VoiceLogistics solution at a site while evaluating whether to retain the third party logistics operator of that site. In addition, another customer sold a key subsidiary and re-deployed the VoiceLogistics solution to a remaining site, thus eliminating a site at which VoiceLogistics could be newly implemented.

Product revenues include sales of VoiceLogistics solution ("VLS") hardware units and accessories, licensing of software, extended hardware warranty, and royalties from our speech compression technology. Total product revenues decreased $1,937,000 (14%) to $11,922,000 during the year ended June 30, 2006, from $13,859,000 in the year ended June 30, 2005. The decrease in product revenues during the year ended June 30, 2006 was driven by a 17% decrease in the number of units sold during the period, coupled with a lower average price per unit. The lower average price per unit is due to a combination of client software not being included in upgrades of VLS-410 units as replacements to VLS-310 units at existing customer sites, and increased competitive pressures. During the year ended June 30, 2006, upgrades accounted for 35% of units shipped as compared to 16% during the year ended June 30, 2005. As a result of the introduction of VoxBrowser and VoiceLogistics Pro products, which are not dependent on our proprietary hardware platform, we anticipate that software licenses will account for a greater percentage of product revenues in the future, with less emphasis on hardware sales.

Services revenues are derived from professional services fees relating to voice-based solutions and ongoing customer support activities. For the year ended June 30, 2006, services revenues totaled $3,556,000, a decrease of $87,000 (2%) from services revenues of $3,643,000 for the year ended June 30, 2005. Professional services decreased $480,000 (20%) from $2,357,000 during the year ended June 30, 2005 to $1,877,000 during the year ended June 30, 2006, reflecting a decrease in the number of new site deployments completed during fiscal 2006 as compared to fiscal 2005. We expect the capabilities of our VoiceLogistics Pro product will allow faster and less expensive implementations in the future. Additionally, VoiceLogistics Pro provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, we expect professional services revenues for new customers to decline in the future. Customer support services increased $393,000 (31%) from $1,286,000 during the year ended June 30, 2005 to $1,679,000 during the year ended June 30, 2006. Revenues from customer support services tend to grow over time as additional software licenses are sold.

Cost of Revenues

Total cost of revenues decreased $762,000 (9%) from $8,065,000 for the fiscal year ended June 30, 2005 to $7,303,000 for the fiscal year ended June 30, 2006.

Cost of product revenues decreased $428,000 (10%) from $4,380,000 in the year ended June 30, 2005, to $3,952,000 in the year ended June 30, 2006. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is our manufacturing staff, which was comprised of 5 individuals as of June 30, 2006, as compared to 6 individuals as of June 30, 2005. The decrease in cost of product revenues is primarily attributable to the 17% decrease in the number of units shipped during the year ended June 30, 2006, as compared to the year ended June 30, 2005. Warranty costs were lower during the year ended June 30, 2006 than in the year ended June 30, 2005 because the VLS-410, which we began to sell late in fiscal year 2004, has proven more reliable and less expensive to maintain than its predecessor, the VLS-310. Warranty coverage on all VLS-310 units expired prior to June 30, 2005. Cost of product revenues, as a percentage of product revenues, may gradually decline, and thus, our margins earned on product revenues may increase, since software licensing is expected to account for a higher percentage of product revenues in the future. However, such margin increases may be offset if end users seek to purchase third party hardware directly from us versus through third-party partners.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs are tracked by project, and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff in support of our sales and research and development activities are recorded as operating expenses. As of June 30, 2006, our customer support and professional services staff was comprised of 34 individuals, as compared to 37 individuals as of June 30, 2005. Cost of services revenues decreased $334,000 (9%) from $3,685,000 in the year ended June 30, 2005 to $3,351,000 in the year ended June 30, 2006. The total cost of our customer support and professional services groups increased $8,000 from $4,089,000 in the year ended June 30, 2005 to $4,097,000 in the year ended June 30, 2006. Costs incurred by these groups in support of our sales and research and development activities, which are classified as operating expenses in our statement of operations, increased from $262,000 in fiscal 2005 to $791,000 in fiscal 2006. Redirecting the efforts of the customer support and professional services groups had the effect of reducing cost of services revenues by $529,000 in the year ended June 30, 2006, while increasing operating expenses by the same amount. This decrease to cost of services revenues was offset by an increase of $217,000 of project costs recognized during the year ended June 30, 2006, which had been deferred as of June 30, 2005, as compared to the year ended June 30, 2005.

Operating Expenses

Total operating expenses increased by $5,188,000 (53%) to $15,069,000 in the fiscal year ended June 30, 2006 from $9,881,000 in the fiscal year ended June 30, 2005. As of June 30, 2006, headcount associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 51 individuals compared to 46 individuals as of June 30, 2005.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development. As of June 30, 2006, our research and development team was comprised of 19 individuals compared to 20 individuals at June 30, 2005. Our research and development expenses increased $886,000 (39%) to $3,160,000 in the year ended June 30, 2006, from $2,274,000 in the year ended June 30, 2005. The increase in research and development expenses during the year ended June 30, 2006 is due primarily to $90,000 of increased personnel costs, $396,000 of increased consulting fees, and $398,000 of increased costs incurred by our customer support and professional services teams in support of research and development activities. The increases are primarily related to the development of VoiceLogistics Express, which was launched in September 2005, and VoiceLogistics Pro, which was launched in March 2006. Research and development costs in fiscal 2007 are expected to remain at or above levels experienced in fiscal 2006, with efforts focused on continued enhancement of VoiceLogistics Pro.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show expenses. Our sales and marketing staff was comprised of 21 individuals at June 30, 2006 compared to 15 individuals at June 30, 2005. Sales and marketing expenses increased $2,106,000 (71%) to $5,091,000 in the year ended June 30, 2006, from $2,985,000 in the year ended June 30, 2005. The increase in sales and marketing expenses is due primarily to increases of $957,000 in salary and related charges, $441,000 in travel costs, $315,000 in marketing programs and $92,000 recruiting fees, reflecting our focus on expanding customer base and channel partner relationships both domestically and abroad. In addition, costs incurred by our customer maintenance support and professional services teams in support of our sales and marketing activities increased $131,000 in the year ended June 30, 2006 as compared to the year ended June 30, 2005. We expect to continue investing additional resources in the expansion of our marketing programs and channel partner relationships. Due to the significant lead time required to identify, engage, and train third-party partners in the sale and development of VoiceLogistics solutions, we anticipate sales and marketing expenses during fiscal year 2007 will remain at levels above the prior fiscal year.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services and public company related charges. The general and administrative staff was comprised of 11 individuals at both June 30, 2006 and 2005. General and administrative expenses decreased $236,000 (8%) to $2,756,000 in the year ended June 30, 2006 from $2,992,000 in the year ended June 30, 2005. Outside professional services costs, including legal, accounting and outside consulting fees, decreased $96,000 during the year ended June 30, 2006 compared to the year ended June 30, 2005, while equipment, supplies and related office expenses decreased $46,000, and severance costs decreased approximately $30,000. These decreases were offset by increased personnel costs of $68,000 associated with staff hired during fiscal year 2005.

The non-cash charge of deferred employee compensation expense for the year ended June 30, 2006 was $4,062,000 as compared to $1,630,000 for the year ended June 30, 2005, an increase of $2,432,000 (149%). This increase is primarily the result of the accelerated vesting on June 30, 2006 of all outstanding options to purchase shares of our Common Stock held by our employees. The acceleration of vesting of these options was undertaken primarily to eliminate any future compensation expense we would otherwise recognize in our income statement with respect to these options due to the FASB statement "Share-Based Payment" (FAS 123R), which we are implementing effective July 1, 2006. Our balance sheet includes deferred compensation of $40,000 as of June 30, 2006 related to non-employee options (e.g. directors) as compared to $4,022,000 as of June 30, 2005. Accordingly, our deferred compensation charges will be substantially lower in fiscal year 2007.

Interest Expense

Interest expense is reported net of interest income earned. Net interest charges for the year ended June 30, 2006 were $45,000, compared to $247,000 for the year ended June 30, 2005, a decrease of $202,000 (82%). The decrease is primarily due to interest income of $204,000 earned during the year ended June 30, 2006 on the net proceeds received from the sale of our Common Stock in August 2005. Interest expense relates primarily to the Silicon Valley Bank ("SVB") credit facility issued December 30, 2003. The interest rate on the SVB credit facility was 8.75% as of June 30, 2006 as compared to 6.5% as of June 30, 2005.

Other Expense

Other expenses, primarily related to fluctuations in foreign currency exchange rates, totaled $52,000 for the year ended June 30, 2006 compared to $69,000 for the year ended June 30, 2005, a decrease of $17,000. During the year ended June 30, 2006, approximately $3,882,000 (25%) of revenues were derived from transactions denominated in currencies other than US dollars. These revenues were partially offset by cost of revenues totaling approximately $677,000 and operating expenses totaling approximately $596,000 denominated in currencies other than US dollars.

Income Taxes

The benefit from income taxes for the year ended June 30, 2006 is comprised of two components - a gain of $248,000 generated by the sale of net operating loss carryforwards, partially offset by a provision of $20,000 against the Company’s operations. The State of New Jersey passed legislation in 1999 allowing qualified technology companies based in New Jersey to apply for transfer or sale of unused State of New Jersey net operating losses for cash. Profitable companies can buy these losses at a discount, thereby reducing their state tax obligations. We received a determination letter from the State of New Jersey to sell $3,133,000 of our losses, which generated cash proceeds of $248,000 during the year ended June 30, 2006. We did not participate in the program during fiscal 2005.  We are not qualified to participate in this program during calendar year 2006, so the program will not impact our results of operations in fiscal year 2007.

The provision for income taxes was $20,000 for the year ended June 30, 2006, as compared to $0 for the year ended June 30, 2005. During the year ended June 30, 2006, we had a net loss before taxes of $6,991,000 for accounting purposes. There are significant differences in calculating income or loss for accounting and tax purposes, primarily relating to charges such as amortization of deferred employee compensation that are recorded in the current period for accounting purposes, but are deferred for tax purposes. Furthermore, tax laws differ in each jurisdiction, yielding differing amounts of taxable income or loss in each jurisdiction. While we have substantial net operating losses to offset taxable income in some taxing jurisdictions, certain restrictions preclude us from fully utilizing the benefit of these net operating losses. In addition, the expansion of our business requires us to file taxes in jurisdictions where we did not previously operate, and thus do not have established net operating losses to offset the tax liability.

Liquidity and Capital Resources

As of June 30, 2006, we had $6,909,000 in cash and cash equivalents, compared to $3,639,000 in cash and cash equivalents as of June 30, 2005, an increase of $3,270,000. Our working capital as of June 30, 2006 was $4,005,000 compared to $604,000 as of June 30, 2005, an increase of $3,401,000.

Net cash used in operating activities totaled $2,608,000 for fiscal 2006, primarily consisting of a net loss of $6,763,000, adjusted for a decrease of $791,000 in accounts payable and accrued expenses, and an increase of $66,000 in accounts receivable; offset by an increase of $450,000 in deferred revenues, a decrease in deferred project costs of $96,000 and non-cash charges including amortization of deferred employee compensation of $4,062,000, amortization of financing costs of $178,000, depreciation and amortization charges of $201,000, and provision for doubtful accounts of $80,000. Changes to the balances of accounts receivable were primarily due to the decrease in revenue during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Changes to deferred project costs were due primarily to the timing of sales within the year. Accounts payable and accrued expenses decreased during the year ended June 30, 2006, as funding from the August 2005 private placement provided resources that allowed us to reduce our outstanding liabilities. Net cash provided by operating activities totaled $1,869,000 for fiscal 2005, primarily consisting of a net loss of $760,000, an increase in deferred revenue of $758,000, a decrease of $444,000 in accounts receivable, a decrease of $412,000 in accounts payables and accrued expenses, an increase in inventory of $292,000, a decrease of $336,000 in prepaid and other current assets, an increase of $119,000 of deferred project costs, as well as non-cash charges of $1,630,000 for amortization of deferred employee compensation, $172,000 for amortization of deferred finance charges, and $94,000 for depreciation and amortization.

In the year ended June 30, 2006, net cash used in investing activities totaled $396,000 as a result of purchases of property and equipment totaling $351,000 and capitalized software development costs totaling $45,000. In fiscal 2005, net cash used in investing activities totaled $108,000 as a result of purchases totaling $161,000 of property and equipment netted against proceeds of $53,000 for the disposal of assets.

Net cash provided by financing activities totaled $6,289,000 in fiscal year 2006, compared to $742,000 in fiscal year 2005. A private placement of our Common Stock in August 2005 yielded net proceeds of approximately $6,190,000, while $58,000 was raised from the exercise by employees of options to purchase Common Stock. During the year ended June 30, 2006, we borrowed $1,300,000 against our working line of credit and $437,000 against a separate line of credit for the purchase of equipment. The $1,000,000 borrowed against the working line of credit as of June 30, 2005 was fully paid during the year ended June 30, 2006. In addition, $681,000 was paid against long-term debt, and $15,000 was paid to repurchase fractional shares created by the Reverse Split of our Common Stock in December 2005. In fiscal 2005, $1,300,000 was provided by short-term borrowing against the working line of credit, of which $300,000 was subsequently repaid in the same year. $376,000 was paid against long-term debt, while proceeds from the exercise of stock options totaled $118,000.

During fiscal years 2003 and 2004, we completed a series of private placements of Series D Convertible Preferred Stock (the “Series D Preferred Stock”). The Series D Preferred Stock had a 7% dividend payable in cash or equity, at our election, and was convertible into Common Stock on a one-for-one basis. Pursuant to these transactions, warrants to purchase Series D Preferred Stock were also provided to certain holders of the Series D Preferred Stock. As of June 30, 2005, 649,621,940 shares of Series D Preferred Stock, and warrants to purchase 156,879,326 shares of Series D Preferred Stock, were outstanding. In July 2005, 605,851 shares of Series D Preferred Stock were converted into Common Stock.

On August 11, 2005, we entered into a Common Stock Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue an aggregate of up to 206,250,000 shares (1,375,000 shares after giving effect to the Reverse Split) of our Common Stock in a private placement. On August 11, 2005, we issued and sold an aggregate of 188,860,967 shares (1,259,073 shares after giving effect to the Reverse Split) of Common Stock, and on August 22, 2005, the private placement's second and final closing, we issued and sold an additional 17,389,030 shares (115,927 shares after giving effect to the Reverse Split) of Common Stock. A total of 206,249,997 shares (1,375,000 shares after giving effect to the Reverse Split) of Common Stock were issued through the August 2005 private placement (the “Private Placement”). We received aggregate proceeds of approximately $6,600,000 before expenses and commissions. In connection with the Private Placement, the holders of a majority of our Series D Preferred Stock agreed to convert all of the outstanding shares of Series D Preferred Stock into shares of Common Stock. As a result, the remaining 649,016,089 shares of Series D Preferred Stock were converted into 649,016,089 shares (4,326,774 shares after giving effect to the Reverse Split) of Common Stock, and 1,902,857 shares (12,686 shares after giving effect to the Reverse Split) of Common Stock were issued in lieu of paying cash dividends on the Series D Preferred Stock for the period July 1, 2005 to August 11, 2005. As of August 31, 2005, taking into consideration the Private Placement and unrelated exercises of stock options, we had 936,277,855 shares (6,241,852 shares after giving effect to the Reverse Split) of Common Stock issued and outstanding. No shares of Series D Preferred Stock remain outstanding. Further, the holders of a majority of our Series D Preferred Stock agreed to amend and restate all of our outstanding warrants to purchase shares of Series D Preferred Stock into warrants to purchase shares of Common Stock. In addition, certain holders of Series D Preferred Stock waived their right to receive options to purchase up to 18,666,667 shares (124,444 shares after giving effect to the Reverse Split) of our Common Stock as a result of delays in registering shares issued under the 2003 and 2004 sales of Series D Preferred Stock.

We are using the proceeds from the Private Placement to fund significantly increased research and development activities during fiscal years 2006 and 2007, as well as support the substantial expansion of our sales and marketing channels domestically and abroad. We added significant personnel costs and marketing program expenses in these areas in advance of offsetting revenues. We also increased capital expenditures from $161,000 during fiscal year 2005 to $351,000 during fiscal year 2006 to meet our growing personnel needs for computers and telephones, and to upgrade our existing information technology. These cost increases are reflected in our operations for the year ended June 30, 2006, and will continue to impact the results of our operations during fiscal year 2007.

On December 30, 2003, we entered into a credit facility with Silicon Valley Bank (the “SVB Facility”). The SVB Facility initially provided us with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB Facility bears interest at a rate of prime (8.25% as of June 30, 2006) plus 0.5% per annum, and is secured by all of our assets, including our intellectual property, and a guarantee by our two largest stockholders. In exchange for the SVB Facility guarantee, the stockholders were granted warrants to purchase 133,333,333 shares of our Series D Preferred Stock at an exercise price of $0.015 per share. As a result of the August 2005 Private Placement, these warrants were converted into warrants to purchase 133,333,333 shares (888,889 shares after giving effect to the Reverse Split) of Common Stock at an exercise price of $0.015 per share ($2.25 per share after giving effect to the Reverse Split).

We engaged Hempstead & Co. as our valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., we recorded a deferred financing asset of $500,000 on our balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004, and has a remaining balance of $88,000 as of June 30, 2006.

On May 28, 2004, we entered into a modification agreement to the term loan with SVB deferring the seven monthly principal payments originally scheduled to occur from June 1, 2004 through December 1, 2004. Commencing on January 1, 2005, and over the remaining 24 payments, the deferred principal payments will be amortized and added to the original principal payment amount. The initial term of the loan has not been extended, and the final term loan payment, due on December 1, 2006, shall include all outstanding term loan principal and accrued interest.

On December 8, 2004, we entered into a second loan modification agreement with SVB wherein, among other factors, the working capital line of credit was increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability is determined by subtracting from $2,000,000 the amount outstanding under the term loan. The principal amount due under the term loan was $333,000 as of June 30, 2006, with $1,667,000 available under the working capital line of credit at that date. Effective January 1, 2005, the monthly principal payment under the term loan is approximately $56,000. These monthly principal payments under the term loan have the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate is at prime plus one-half percent, with a minimum prime interest rate of 4.5%. As of June 30, 2006, we borrowed $1,300,000 against the $1,667,000 available through the working capital facility.

On November 9, 2005, we entered into a third loan modification agreement with SVB, providing us with a line of credit of up to $1,000,000 (the “Equipment Line”) to finance the acquisition of certain eligible equipment purchased on or after April 1, 2005. We first drew upon the Equipment Line on December 16, 2005, and were required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006. At that date, the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of June 30, 2006 was $423,000.

On January 20, 2006, with an effective date of December 26, 2005, we entered into a fourth loan modification agreement with SVB, renewing the working capital line of credit to December 26, 2006. The terms remained materially the same as the second loan modification agreement, with the exception that letters of credit, foreign exchange contracts, and certain cash management related services, to the extent they may impose a liability on the bank, are deducted from the available limit that we may borrow. Letters of credit, foreign exchange contracts, and certain cash management related services are each limited to a maximum of $100,000 in accordance with the terms of the fourth loan modification. As June 30, 2006, we had no outstanding letters of credit or foreign exchange contracts, but do have a corporate credit card secured by the line of credit, which places a $35,000 restriction on the working capital line of credit.

On May 24, 2006 we entered into a fifth loan modification agreement with SVB, providing an additional $3,000,000 credit facility with SVB comprised of a $1,500,000 revolving line of credit (the "Revolver") and a $1,500,000 non-formula term loan (the "2006 Term Loan") to fund our anticipated working capital needs. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. The availability under the Revolver is limited to a borrowing base advance rate that is 80% against Eligible Accounts, as defined by the Revolver. Amounts outstanding under the Revolver bear interest at a rate of prime plus 1.25%. Upon two consecutive quarters of profitability, the interest rate will be reduced to a rate of prime plus 0.5%. The Revolver is available until October 31, 2007. The 2006 Term Loan provides, in addition to our borrowings under its existing credit facility, for up to $1,500,000 in available funds. Amounts outstanding under the 2006 Term Loan bear interest at a rate of prime plus 1.75%. The 2006 Term Loan is available until March 31, 2007. Under certain conditions, any borrowings under the Company's 2006 Term Loan will be reserved against the availability of the Revolver. No funds were borrowed against either the Revolver or the 2006 Term Loan as of June 30, 2006.

We are expanding our partnership channel, with particular emphasis on the development of relationships with mobile computer equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. With the introduction of VoiceLogistics Pro and VoxwBrowser, independent third-party partners are able to develop and deliver voice-enabled logistics solutions on other manufacturers’ hardware. As a result of the partner relationships and product offerings, a greater percentage of revenue is likely to be derived from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. However, by being farther removed from the end customer of our VoiceLogistics solutions, a similar mix in sales may yield overall lower margins, and we may experience increased days to collect accounts receivable, thereby impacting cash availability.

We believe that adequate capital resources will be available to fund our operations for the year ending June 30, 2007. Our business plans for the current fiscal year estimate revenues will increase from the year ended June 30, 2006. Our customer base continues to expand, with existing customers expected to implement VoiceLogistics in additional sites as they experience favorable results with our products, and new customers brought to us through VARs and other channel partners. We expect the majority of fiscal year 2007 revenues will come from existing customers, but partnership channels established during the year ended June 30, 2006 are expected to begin contributing to our revenues during the year. As of June 30, 2006, $200,000 was available under our working capital line of credit with SVB for short-term operating needs, and an aggregate of $3,000,000 was available to borrow under the Revolver and 2006 Term Loan. In addition, we believe we are able to raise additional capital through either new equity or debt financing arrangements, and may elect to utilize such an arrangement to fund further expansion of our operations.

As of June 30, 2006, 12,000,000 shares of our Common Stock were authorized, of which 6,262,844 were issued and outstanding. The following table summarizes the dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike price exceeds the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of June 30, 2006

Common stock issued and outstanding as of June 30, 2006	6,262,844

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,161,706
Outstanding options to purchase common stock *	1,099,992

Common stock plus dilutive instruments outstanding	8,524,542

Options to purchase common stock available to issue pursuant to various stock option plans	210,129

Common stock outstanding if all dilutive instruments are converted and exercised	8,734,671
* Includes all "in-the-money" and "out-of-the-money" warrants and options.

Effect of Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R, “Share Based Payment" ("SFAS 123R"), requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based upon their fair values. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. The Company is adopting SFAS 123R effective July 1, 2006. In anticipation of implementing SFAS 123R, the Company elected to accelerate the vesting of all unvested stock options held by our employees as of June 30, 2006. As a result of the accelerated vesting, options to purchase 672,323 shares of Common Stock became exercisable on that date. Fiscal year 2006 compensation expense included a charge of $2,463,000 due to the accelerated vesting of options. The effect on our results of operations from expensing stock options using the Black-Scholes method is presented in the accompanying Notes to Consolidated Financial Statements. Based upon stock options outstanding as of September 1, 2006, the Company expects to record the following compensation charges in accordance with SFAS 123R:

Year ended June 30,
(in thousands)
2007	$128
2008	88
2009	60
2010	43
2011	7
Total	$326

In June 2006, the FASB issued Interpretation No 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact that the adoption of FIN 48 will have on its reported financial results.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

We currently maintain an investment portfolio consisting mainly of cash equivalents. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity, while maximizing yields without significantly increasing risk. This is accomplished by investing in highly liquid short-term instruments with maturities of 90 days or less from the date of purchase.

We also maintain a credit facility with SVB that includes a term loan, equipment line of credit and working capital line of credit. In addition, this credit facility provides additional borrowing capacity as of June 30, 2006 via an asset-based revolving line of credit and term loan. Interest on this credit facility is based on the prime interest rate. Interest rate changes would impact our interest income earned, but would be partially offset by changes to our interest expense charges. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Foreign Currency Exchange Rate

We frequently denominate our sales to certain European customers in Euros and Pound Sterling. Although we do not currently hedge certain balance sheet exposures and inter-company balances against future movements in foreign currency exchange rates, we do anticipate exploring using foreign exchange contracts in the future. We did not hold derivative financial instruments for trading purposes during fiscal years 2006 and 2005.

ITEM 7.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are included in this Annual Report on Form 10-KSB beginning on page F-1.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decision regarding disclosures.

Changes in Internal Controls

There were no changes during the quarter ended June 30, 2006 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.        OTHER INFORMATION.

None.

PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 10.         EXECUTIVE COMPENSATION.

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

(a) Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of February 4, 1999, by and between Ascend Communications, Inc. and Voxware, Inc.**(1)

3.1(a)	Amended and Restated Certificate of Incorporation**(11)

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.**(12)

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation **(13)

3.1(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 29, 2004.**(25)

3.1(e)	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, as filed with the Secretary of State of the State of Delaware on November 28, 2005.**(22)

3.2	Amended and Restated Bylaws.**(11)

4.1	Stock Restriction and Registration Rights Agreement, dated April 4, 2000, by and among Voxware, Inc., Verbex Acquisition Corporation, InRoad, Inc. and Stratos Product Development LLC.**(3)

4.3	Warrant issued to Stratos Product Development, LLC, dated April 4, 2000.**(3)

4.4	Amendment to Warrants, dated as of July 7, 2003, by and among Voxware, Inc. and Stratos Product Development, LLC and InRoad, Inc.**(25)

4.5	Form of Common Stock Purchase Warrant.**(10)

4.6	Form of Common Stock Purchase Warrant issued to Ridgecrest Capital Partners.**(10)

4.7	Form of Series D Convertible Preferred Stock Purchase Warrant.**(10)

4.8	Form of Series D Convertible Preferred Stock Purchase Warrant to be issued to Edison Venture Fund V, L.P., dated December 30, 2003.**(12)

4.9	Form of Series D Convertible Preferred Stock Purchase Warrant to be issued to Cross Atlantic Technology Fund II, L.P., dated December 30, 2003.**(12)

4.10	Form of Common Stock Purchase Warrant issued to former holders of Series D Convertible Preferred Stock Purchase Warrants (see Exhibits 4.7, 4.8 and 4.9).**(25)

4.11	Form of Common Stock Purchase Warrant issued to Mufson Howe Hunter & Company LLC, dated August 11, 2005.**(25)

4.12	Form of Common Stock Purchase Warrant issued to Alan A. Nash, dated August 11, 2005.**(25)

4.13	Form of Common Stock Purchase Warrant issued to Duncan J. L. Fitzwilliams, dated August 11, 2005.**(25)

4.14	Form of Common Stock Purchase Warrant issued to Emma Smith, dated August 11, 2005.**(25)

10.1	Voxware, Inc. 1994 Stock Option Plan.**(2)

10.2	Form of Voxware, Inc. Stock Option Agreement.**(2)

10.3	Form of Indemnification Agreement.**(2)

10.4	Securities Purchase Agreement, dated as of August 10, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)

10.5	Registration Rights Agreement, dated as of August 15, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)

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

10.8	Voxware, Inc. 1998 Stock Option Plan for Outside Directors.**(8)

10.9	Voxware, Inc. Plan to Pay Non-Employee Directors an Annual Retainer.**(8)

10.10	Series D Convertible Preferred Stock Purchase Agreement, dated as of April 16, 2003, by and among Voxware, Inc. and the Purchasers thereto.**(10)

10.11	Exchange Agreement, dated as of April 16, 2003, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(10)

10.12	Exchange Agreement, dated as of April 16, 2003, by and among Voxware, Inc. and certain holders of its Series C Convertible Preferred Stock.**(10)

10.13	Exchange Agreement, dated as of April 16, 2003, by and among Voxware, Inc., Creafund n.v., Avvision BVBA, BVBA Com2Wizards, Eurl Val D Auso and Wim Deneweth.** (10)

10.14	Settlement Agreement, dated as of April 16, 2003, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(10)

10.15	Investor Rights Agreement, dated as of June 27, 2003, by and between Voxware, Inc. and the Investors thereto.**(11)

10.16	Stockholders Agreement, dated as of June 27, 2003, by and between Voxware, Inc. and the Holders and Investors listed on Schedule 1 thereto.**(11)

10.17	Voxware, Inc. 2003 Stock Option Plan.**(11)

10.18	Form of Voxware, Inc. Stock Option Agreement.**(11)

10.19	Loan and Security Agreement, dated as of December 29, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(12)

10.20	Intellectual Property Security Agreement, dated as of December 29, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(12)

10.21	Unconditional Guaranty of Edison Venture Fund V, L.P., as guarantor, dated as of December 29, 2003.**(12)

10.22	Unconditional Guaranty of Cross Atlantic Technology Fund II, L.P., as guarantor, dated as of December 29, 2003.**(12)

10.23	Executive Employment Agreement, dated March 3, 2004, by and between Voxware, Inc. and Thomas J. Drury, Jr.**(12)

10.24	Indemnification Agreement, dated February 2004, by and between Voxware, Inc. and Thomas J. Drury, Jr.**(25)

10.25	Executive Employment Agreement, dated June 21, 2004, by and between Voxware, Inc. and Paul Commons**(12)

10.26	Indemnification Agreement, dated June 21, 2004, by and between Voxware, Inc. and Paul Commons.**(25)

10.27	First Loan Modification Agreement dated May 28, 2004, by and between Voxware, Inc. and Silicon Valley Bank**(12)

10.28	Waiver Letter, dated October 8, 2004, from Silicon Valley Bank to Voxware, Inc.**(12)

10.29	Second Loan Modification Agreement, dated December 8, 2004, between Voxware, Inc. and Silicon Valley Bank**(16)

10.30	Form of Common Stock Purchase Agreement, date as of August 11, 2005 by and between Voxware, Inc. and certain accredited investors.**(20)

10.31	Form of Amendment No. 2 to Stockholders Agreement, dated as of August 11, 2005 by and between Voxware, Inc. and certain accredited investors.**(20)

10.32	Form of Amended and Restated Investor Rights Agreement, dated as of August 11, 2005 by and between Voxware, Inc. and certain accredited investors.**(20)

10.33	Third Loan Modification Agreement, dated as of November 9, 2005, by and between Voxware, Inc. and Silicon Valley Bank.**(21)

10.34	Ratification of Guarantee of Cross Atlantic Technology Fund II, L.P.**(21)

10.35	Ratification of Guarantee of Edison Venture Fund V, L.P.**(21)

10.36	Fourth Loan Modification Agreement, dated as of January 20, 2006, by and between Voxware, Inc. and Silicon Valley Bank.**(23)

10.37	Loan and Security Agreement dated as of May 24, 2006 between Silicon Valley Bank and Voxware, Inc.**(24)

10.38	Fifth Loan Modification Agreement dated as of May 24, 2006 between Silicon Valley Bank and Voxware, Inc.**(24)

10.39	Amendment to Loan Arrangement with Voxware, Inc. dated as of May 24, 2006, from Edison Venture Fund V, L.P.**(24)

10.40	Amendment to Loan Arrangement with Voxware, Inc. dated as of May 24, 2006, from Cross Atlantic Technology Fund II, L.P.**(24)

10.41	Amendment to Loan Arrangement with Voxware, Inc. dated as of May 24, 2006, from Verbex Acquisition Corporation.**(24)

10.42	License, Development and Reseller Agreement, dated as of September 26, 2005, by and between Voxware, Inc. and LXE, Inc.**†(26)

21.1	Subsidiaries of Voxware, Inc.**(11)

23.1	Consent of BDO Seidman, LLP*

23.2	Consent of Hempstead & Co.*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Hempstead & Co. valuation report dated February 16, 2004.**(14)

_______________
*	Filed herewith.

**	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:

***	The attachments to this document have not been filed because the Company believes that the information contained therein is not deemed material.

(1)	Filed in connection with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.

(2)	Filed in connection with the Company’s Registration Statement on Form S-1 (File Number 33-08393).

(3)	Filed in connection with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(4)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on August 16, 2000.

(5)	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(6)	Filed in connection with the Company’s Registration Statement on Form S-2 (File Number 33-68646).

(7)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on April 20, 2001.

(8)	Filed in connection with the Company’s Registration Statement on Form S-8 (File Number 33-33342).

(9)	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(10)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on April 17, 2003.

(11)	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

(12)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on January 6, 2004.

(13)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on May 7, 2004.

(14)	Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(15)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on November 12, 2004.

(16)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on December 10, 2004.

(17)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on December 15, 2004.

(18)	Filed in connection with the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2004.

(19)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on February 9, 2005.

(20)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on August 11, 2005.

(21)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on November 9, 2005.

(22)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on November 29, 2005.

(23)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on January 24, 2006.

(24)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on May 24, 2006.

(25)	Filed in connection with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

(26)	Filed in connection with the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2005.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The discussion under the heading “Independent Auditors Fees and Other Matters” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of September 2006.

VOXWARE, INC.

By:	/s/ Thomas J. Drury, Jr.
Thomas J. Drury, Jr., President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. Allegra	Chairman and Director	September 28, 2006
Joseph A. Allegra

/s/ Thomas J. Drury, Jr.	President and Chief Executive	September 28, 2006
Thomas J. Drury, Jr.	Officer (principal executive officer)
and Director

/s/ Paul Commons	Chief Financial Officer	September 28, 2006
Paul Commons	(principal financial
and principal accounting officer)

/s/ James L. Alexandre	Director	September 28, 2006
James L. Alexandre

/s/ Donald R. Caldwell	Director	September 28, 2006
Donald R. Caldwell

/s/ Michael Janis	Director	September 28, 2006
Michael Janis

/s/ David B. Levi	Director	September 28, 2006
David B. Levi

VOXWARE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Voxware, Inc. and Subsidiaries
Lawrenceville, NJ

We have audited the accompanying consolidated balance sheets of Voxware, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voxware, Inc. and subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Bethesda, Maryland
September 8, 2006

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	June 30, 2006	June 30, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,909	$3,639
Accounts receivable, net of allowance for doubtful accounts of $184 and $116 at June 30, 2006 and June 30, 2005, respectively	2,394	2,408
Inventory, net	629	616
Deferred project costs	54	150
Prepaids and other current assets	85	61
Total current assets	10,071	6,874

PROPERTY AND EQUIPMENT, NET	388	238
OTHER ASSETS
Deferred financing costs, net	88	266
Capitalized software development costs	45	-
Other assets, net	54	36
Total other assets	187	302
TOTAL ASSETS	$10,646	$7,414

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$503	$666
Line of credit	1,300	1,000
Accounts payable and accrued expenses	2,312	3,103
Deferred revenues	1,951	1,501
Total current liabilities	6,066	6,270
Long-term debt, net of current maturities	253	334
Total liabilities	6,319	6,604

STOCKHOLDERS' EQUITY
7% cumulative Series D Convertible Preferred Stock, $0.001 par value, ($9,744 aggregate liquidation preference at June 30, 2005); 649,621,940 shares issued and outstanding at June 30, 2005	-	650
Common Stock, $0.001 par value, 12,000,000 and 1,500,000,000 shares authorized as of June 30, 2006 and June 30, 2005, respectively; 6,262,844 and 521,354 shares issued and outstanding at June 30, 2006 and June 30, 2005, respectively	6	1
Additional paid-in capital	77,753	70,795
Accumulated deficit	(73,389)	(66,626)
Deferred compensation	(40)	(4,022)
Accumulated other comprehensive (loss) gain	(3)	12
Total stockholders' equity	4,327	810
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,646	$7,414

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended June 30,
	2006	2005

REVENUES
Product revenues	$11,922	$13,859
Services revenues	3,556	3,643
Total revenues	15,478	17,502

COST OF REVENUES
Cost of product revenues	3,952	4,380
Cost of service revenues	3,351	3,685
Total cost of revenues	7,303	8,065

GROSS PROFIT	8,175	9,437

OPERATING EXPENSES
Research and development	3,160	2,274
Sales and marketing	5,091	2,985
General and administrative	2,756	2,992
Amortization of deferred employee compensation	4,062	1,630
Total operating expenses	15,069	9,881

OPERATING LOSS	(6,894)	(444)

OTHER (EXPENSES) INCOME
Interest expense, net of interest income	(45)	(247)
Other (expenses) income, net	(52)	(69)

LOSS BEFORE INCOME TAXES	(6,991)	(760)

BENEFIT FROM INCOME TAXES	228	-

NET LOSS	(6,763)	(760)
Dividends-Series D Convertible Preferred Stock	(80)	(696)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(6,843)	$(1,456)

NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS
Basic and diluted	$(1.22)	$(3.78)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and diluted	5,596	386

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Series D Preferred
	Number of Shares	Stated Value Amount	Common Stock Number of Shares	Par Value $.001 Amount	Additional Paid-in Capital	Deferred Employee Compensation	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total

Balance, June 30, 2004	659,424,187	$660	306,957	$1	$67,901	$(4,937)	$-	$(65,866)	$(2,241)
Amortization of deferred compensation	-	-	-	-	-	1,630	-	-	1,630
Reclassification of preferred stock recission liability to equity	-	-	-	-	2,051	-	-	-	2,051
Conversion of Series D warrants into Series D preferred stock	132,476	-	-	-	-	-	-	-	-
Conversion of Series D preferred stock into common stock	(9,934,723)	(10)	66,231	-	10	-	-	-	-
Issuance of common stock in settlement of accrued divdends to Series D preferred stock	-	-	99,688	-	-	-	-	-	-
Issuance of stock options	-	-	-	-	1,024	(1,024)	-	-	-
Forfeited stock options	-	-	-	-	(309)	309	-	-	-
Exercise of stock options	-	-	48,478	-	118	-	-	-	118

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(760)	(760)
Foreign currency translation adjustment	-	-	-	-	-	-	12	-	12
Total Comprehensive loss									(748)
Balance, June 30, 2005	649,621,940	$650	521,354	$1	$70,795	$(4,022)	$12	$(66,626)	$810

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Continued)
(in thousands, except share data)

	Series D Preferred
	Number of Shares	Stated Value Amount	Common Stock Number of Shares	Par Value $.001 Amount	Additional Paid-in Capital	Deferred Employee Compensation	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total

Balance, June 30, 2005	649,621,940	$650	521,354	$1	$70,795	$(4,022)	$12	$(66,626)	$810
Amortization of deferred compensation	-	-	-	-	-	4,062	-	-	4,062
Conversion of Series D preferred stock into common stock	(649,621,940)	(650)	4,330,813	4	646	-	-	-	-
Issuance of common stock in settlement of accrued divdends to Series D preferred stock	-	-	12,685	-	-	-	-	-	-
Issuance of common stock for cash, net of transaction costs	-	-	1,375,000	1	6,189	-	-	-	6,190
Issuance of stock options	-	-	-	-	257	(257)	-	-	-
Forfeited stock options	-	-	-	-	(177)	177	-	-	-
Exercise of stock options and stock warrants	-	-	23,705	-	58	-	-	-	58
Cash paid in lieu of issuing fractional shares due to reverse stock split	-	-	(713)	-	(15)	-	-	-	(15)
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(6,763)	(6,763)
Foreign currency translation adjustment	-	-	-	-	-	-	(15)	-	(15)
Total Comprehensive loss									(6,778)
Balance, June 30, 2006	-	$-	6,262,844	$6	$77,753	$(40)	$(3)	$(73,389)	$4,327

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,763)	$(760)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	201	94
Loss on disposal of equipment	-	23
Provision for doubtful accounts	80	2
Amortization of deferred employee compensation	4,062	1,630
Amortization of deferred financing costs	178	172
Changes in assets and liabilities:
Accounts receivable	(66)	444
Inventory	(13)	(292)
Deferred project costs	96	(119)
Prepaid expenses and other current assets	(24)	336
Other assets, net	(18)	(7)
Accounts payable and accrued expenses	(791)	(412)
Deferred revenues	450	758
Net cash (used in) provided by operating activities	(2,608)	1,869

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(351)	(161)
Proceeds from disposal of property and equipment	-	53
Capitalized software development costs	(45)	-
Net cash used in investing activities	(396)	(108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,737	1,300
Proceeds from equity financing	6,190	-
Repayment of long-term debt	(681)	(376)
Repayment of short-term borrowings	(1,000)	(300)
Purchase of fractional shares created by reverse stock split	(15)	-
Proceeds from exercise of stock options and warrants	58	118
Net cash provided by financing activities	6,289	742

Effects of foreign currency exchange rate on cash and cash equivalents	(15)	12

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,270	2,515
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,639	1,124
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,909	$3,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$69	$71
Conversion of Series D convertible preferred stock into common stock	$650	$10
Issuance of common stock in payment of Series D preferred stock dividends	$80	$696
Reclassification of preferred stock rescission liability to equity	$-	$2,051

See accompanying summary of accounting policies and notes to consolidated financial statements.

Summary of Accounting Policies and Notes to Consolidated Financial Statements

SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business Operations

Voxware, Inc. and subsidiaries (“Voxware”, or the “Company”) is a leading provider of voice-based technology that helps optimize the activities of warehouse and other logistics workers by providing real-time wireless connections between warehouse workers and logistics management solutions. Utilizing the Company’s leading speech recognition capabilities, Voxware enables logistics management software and systems to streamline and enhance the accuracy and productivity of warehouse workers in performing repetitive, high-volume, labor-intensive tasks, including picking, receiving, put away, replenishment, loading, and returns processing. The Company’s voice-enabled solutions enable customers to reduce logistics costs and optimize complex materials handling processes through the delivery of voice prompts and responses that can be tailored to individual customer requirements. Voxware generates revenues primarily from hardware product sales, software license fees, professional services and maintenance fees.

The VoiceLogistics® solution is a combination of software, hardware and professional services available through two productized offerings. VoiceLogistics Express™ is a standard application suite for enhancing distribution center workforce performance for a variety of logistics functions. VoiceLogistics Pro™ is a suite of tools enabling non-programmers to design, develop and integrate voice-based logistics solutions. The Company’s VoxBrowser™ software offers a patented combination of powerful speech recognition software in VoiceXML-compliant Web browser technology. This is client software designed to run on a wide variety of industry-standard mobile computers devised for demanding warehouse environments. These serve as the basis for the dynamic real-time link between highly mobile logistics workers, the warehouse management system (“WMS”) and supervisory personnel. Voxware believes that its patented solution is unique in the industry because it is the first open standards, Web-based, people-centric, interactive speech recognition technology designed to VoiceXML standards, and is engineered specifically to operate in highly demanding industrial environments. VoxBrowser allows for the development and deployment of voice-based logistics solutions independent of the hardware platform on which it operates.

VoiceLogistics is sold primarily to large companies that operate warehouses and distribution centers in North America and Europe. Voxware has customers from a variety of industry sectors, including food service, grocery, retail, consumer packaged goods, automotive parts, third-party logistics providers and wholesale distribution. The Company’s technology has the ability to integrate easily (generally in less than 60 days) with an external WMS.

The United Kingdom accounted for 22% and 9% of the Company’s total revenue for fiscal years 2006 and 2005, respectively.

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

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in the Company’s balance sheets, and the amounts of revenues and expenses reported for each of its fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, warranty costs, impairments, inventory, deferred compensation and income taxes. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Voxware, Inc. and its wholly-owned subsidiaries, Verbex Acquisition Corporation and Voxware n.v. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9. SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, applies to the initial site implementation for certain customers requiring significant customization to our software. Revenues from product sales and license fees generally are recognized upon shipment of hardware and applicable software, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of customized software development, as typically occurs for the initial site implementation for new customers, revenues are recognized upon customer acceptance. Vendor-specific objective evidence of the fair value of certain hardware elements that are not sold separately is determined using the residual method. Service revenues for professional services fees are generally recognized upon completion of implementation, or over the period in which such services are rendered, provided there are no significant post-delivery obligations connected with such services.

Deferred revenues consist of unearned customer deposits and postcontract customer support (“PCS”) arrangements. Customer deposits are recognized as revenue upon customer acceptance of the underlying product and services in conjunction with the recognition of deferred project costs. PCS arrangements include extended hardware warranty, software maintenance revenues and depot management service fees. These arrangements, which sometimes include amounts bundled with initial revenues, are deferred upon invoicing and recognized as revenues over the term of the warranty or service period, which is typically one year. Maintenance revenues, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year.

The Company continues to generate royalty revenues from our legacy speech coding technology business, which was sold in 1999. Royalties are earned on technologies our customers incorporate into their products for resale. Revenues are recognized at the time of the customers’ shipment of those products, as estimated based upon historical reports received periodically from our customers.

Research and Development

Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines technological feasibility as the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to SFAS 86, the working model is generally deemed to exist with commencement of beta testing.

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

Net Loss Per Share

Basic net loss per share was computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding for the fiscal years ended June 30, 2006 and 2005. Due to the Company’s net losses for the fiscal years ended June 30, 2006 and 2005, the effect of including Common Stock equivalents in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding Common Stock equivalents of 1,099,992 and 941,313,679 (6,275,425 after consideration of the Reverse Split) in the fiscal years ended June 30, 2006 and 2005, respectively, have not been included in the calculation of net loss per share. As a result, basic net loss per share is the same as diluted net loss per share for the fiscal years ended June 30, 2006 and 2005.

Cash and Cash Equivalents

The Company currently maintains an investment portfolio consisting mainly of cash equivalents. Cash and cash equivalents consist of investments in highly liquid short-term instruments (short-term bank deposits and commercial paper) with maturities of 90 days or less from the date of purchase.

Accounts Receivable and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days, depending on contractual terms. Unpaid accounts do not bear interest. Accounts receivable are stated at the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoice.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Customer account balances with invoices dated over 90 days old are considered delinquent and are reserved for in the valuation allowance. In addition, management reviews all other accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

Inventory

We value our inventory at the lower of average cost (which approximates first-in, first-out cost) or market. If we believe that demand no longer allows us to sell our inventory above cost or at all, we write down that inventory to market or write off excess inventory levels.

Property and Equipment

Property and equipment are stated at cost. Purchases of property and equipment valued at less than $1,000 are charged to expense. Depreciation is computed on a straight-line basis over the useful lives of the assets, ranging from three to seven years. Maintenance, repairs and minor replacements are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value.

Warranty

The Company warrants all manufacturer defects on its voice-based solutions, generally commencing upon shipment, and extending for a minimum of three and up to twelve months. The Company accrues warranty costs based on historical experience and management’s estimates. Changes in accrued warranty costs were as follows:

	Balance at Beginning of Period	Charged Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)

Year ended June 30, 2005	$186	$43	$155	$74
Year ended June 30, 2006	74	85	91	68

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and trade receivables. The Company invests its excess cash in highly liquid investments (short-term bank deposits and commercial paper). The Company’s customer base principally comprises distribution and logistics companies in food service, grocery, retail, consumer packaged goods, third-party logistics providers, wholesale distributors, as well as value-added resellers. The Company does not typically require collateral from its customers.

Two customers accounted for 31% and 15% of total revenue for the fiscal year ended June 30, 2006. These customers accounted for 30% and 14%, respectively, of total receivables at that date. One customer accounted for 36% of total revenue for the fiscal year ended June 30, 2005, and 21% of total receivables at that date.

The Company began utilizing a sole source vendor for its primary wearable computer hardware products effective in the second quarter of fiscal 2006. The Company did not purchase any inventory from this vendor during the year ended June 30, 2005. During the year ended June 30, 2006, 40% of the Company’s inventory purchases were derived from this vendor. Any disruption in supply by this vendor would prohibit the Company from shipping products, and thus recognizing revenues.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in the period that such tax rate changes are enacted.

Foreign Currency Translation

The Company’s wholly-owned subsidiary, Voxware n.v., utilizes their local currency (Euro) as their functional currency. Their assets and liabilities are translated into U.S. dollars monthly, at exchange rates as of the balance sheet date. Revenues, expenses, gains and losses are translated monthly, at average exchange rates during the period. Resulting foreign currency translation adjustments are included as a component of other comprehensive (loss) gain.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” ("APB 25") using an intrinsic value approach to measure compensation expenses, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”, using a fair value approach.

SFAS 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. Compensation expense was charged to operations in fiscal years 2006 and 2005 respectively as follows:

	June 30,
	2006	2005
	(in thousands)
Cost of product revenues	$13	$5
Cost of service revenues	129	44
Research and development	297	174
Sales and marketing	372	118
General and administrative	3,251	1,289
	$4,062	$1,630

The Company is adopting SFAS 123R effective July 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based upon their fair values. In anticipation of implementing SFAS 123R, the Company elected to accelerate the vesting of all unvested stock options held by our employees as of June 30, 2006. As a result of the accelerated vesting, options to purchase 672,323 shares of Common Stock became exercisable on that date. Fiscal year 2006 compensation expense included a charge of $2,463,000 due to the accelerated vesting of options.

Deferred compensation of $40,000 and $4,022,000 as of June 30, 2006 and 2005, respectively, is included in the balance sheet of the accompanying consolidated financial statements. Because of the acceleration of vesting of employee stock options on June 30, 2006, deferred compensation at that date relates to unvested stock options held by non-employees, e.g. board of directors. In accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2006 and 2005: risk-free interest rates ranging from 4.08% to 4.52% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 6.1 years for the options; and expected volatility of 101%. The assumptions used to calculate stock-based compensation expense determined under the fair-value method for the year ended June 30, 2005 are adjusted to reflect the company’s current estimates for expected life of options and expected volatility. The following table illustrates the effects on net loss applicable to Common Stockholders, and net loss per share applicable to Common Stockholders, if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended June 30,
	2006	2005
	(in thousands, except per share data)

Net loss applicable to common stockholders:
As reported	$(6,843)	$(1,456)
Add:
Stock-based employee compensation included in net loss	4,062	1,630
Less:
Stock-based compensation expense determined under
fair-value method for all awards	(1,553)	(1,241)

Pro forma net income (loss) applicable to common stockholders	$(4,334)	$(1,067)

Net income (loss) applicable to common stockholders - basic and diluted
As reported	$(1.22)	$(3.78)

Pro forma	$(0.77)	$(2.76)

Weighted average number of shares outstanding for use in computing
net loss per share applicable to common stockholders	5,596	386

The pro forma results above are not intended to be indicative of or a projection of future results.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”,("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income (loss). The only items of other comprehensive income of the Company in the fiscal years ended June 30, 2006 and 2005 are foreign currency translation adjustments.

Recent Accounting Pronouncements

In December 2004, FASB issued FAS 123R, requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based upon their fair values. As amended by the Securities and Exchange Commission (“SEC”) on April 14, 2005, this standard is effective for the quarter beginning January 1, 2006 for small business public filers. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. The Company is adopting FAS 123R and SAB 107 effective July 1, 2006. The effect on the Company’s results of operations from expensing stock options using the Black-Scholes method is presented in the accompanying Notes to Consolidated Financial Statements. Based upon stock options outstanding as of September 1, 2006, the Company expects to record the following compensation charges in accordance with SFAS 123R:

Year ended June 30,	(in thousands)
2007	$128
2008	88
2009	60
2010	43
2011	7
Total	$326

In June 2006, the FASB issued Interpretation No 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact that the adoption of FIN 48 will have on its reported financial results. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

2.    INVENTORY:

	June 30,
	2006	2005
	(in thousands)
Raw materials	$42	$181
Work in process	400	338
Finished goods	236	231
Less: inventory reserve	(49)	(134)
Inventory - net	$629	$616

3.    PROPERTY AND EQUIPMENT:

	June 30,
	2006	2005
	(In thousands)
Equipment	$1,682	$1,338
Leasehold improvements	91	91
Furniture and fixtures	460	453
	2,233	1,882
Less: Accumulated depreciation	(1,845)	(1,644)
Property and equipment, net	$388	$238

Depreciation expense was approximately $201,000 and $94,000 for the fiscal years ended June 30, 2006 and 2005, respectively. During the fiscal year ended June 30, 2005, assets with a value of $103,000, with $27,000 in related accumulated depreciation, were sold for $53,000, resulting in a loss on sale of assets of $23,000. There were no disposals of assets during the year ended June 30, 2006.

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

	June 30,
	2006	2005
	(In thousands)
Accounts payable - trade	$640	$928
Accrued compensation and benefits	552	883
Accrued professional fees	386	290
Accrued royalties	40	45
Accrued inventory	17	123
Warranty reserves	68	74
Other accrued expenses	609	760
Accounts payable and accrued expenses	$2,312	$3,103

5.    DEBT:

On December 30, 2003, the Company entered into a credit facility (the “SVB Facility”) with Silicon Valley Bank (“SVB”). The SVB Facility initially provided the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB Facility bears interest at a rate of prime (8.25% as of June 30, 2006) plus 0.5% per annum, and is secured by all of the Company’s assets, including its intellectual property, and a guarantee by the Company’s two largest shareholders. In exchange for the SVB Facility guarantee, the shareholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants are exercisable into shares of the Company’s Series D Preferred Stock at an exercise price of $0.015 per share. As a result of the August 2005 Private Placement, these warrants were converted into warrants to purchase 133,333,333 shares (888,889 shares after giving effect to the Reverse Split) of Common Stock at an exercise price of $0.015 per share ($2.25 per share shares after giving effect to the Reverse Split). The SVB Facility contains certain covenants, all of which the Company is in compliance with as of June 30, 2006.

The Company engaged Hempstead & Co. as its valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., the Company recorded a deferred financing asset of $500,000 on its balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004, and has a remaining balance of $88,000 as of June 30, 2006.

On May 28, 2004, the Company entered into a modification agreement to the SVB term loan, deferring the seven monthly principal payments originally scheduled to occur from June 1, 2004 through December 1, 2004. Commencing on January 1, 2005, and over the remaining twenty-four (24) payments, the deferred principal payments will be amortized and added to the original principal payment amount. The initial term of the loan has not been extended, and the final term loan payment, due on December 1, 2006, shall include all outstanding term loan principal and accrued interest.

On December 8, 2004, the Company entered into a second loan modification agreement with SVB wherein, among other factors, the working capital line of credit was renewed to December 27, 2005 and increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability is determined by subtracting from $2,000,000 the amount outstanding under the term loan. The principal amount due under the term loan was $333,000 as of June 30, 2006, leaving $1,667,000 available under the working capital line of credit at that date. Effective January 1, 2005, the monthly principal payment under the term loan is approximately $56,000. These monthly principal payments under the term loan have the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate is at prime plus 0.5%, with a floor rate of prime at 4.5%. As of June 30, 2006, the Company has borrowed $1,300,000 of the $1,667,000 available under the working capital line of credit.

On November 9, 2005, the Company entered into a third loan modification agreement with SVB, providing the Company with a line of credit of up to $1,000,000 (the “Equipment Line”) to finance the acquisition of certain eligible equipment purchased on or after April 1, 2005. The Company first drew upon the Equipment Line on December 16, 2005, and was required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006. At that date, the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of June 30, 2006 was $423,000.

On January 20, 2006, with an effective date of December 26, 2005, the Company entered into a fourth loan modification agreement with SVB, renewing the working capital line of credit to December 26, 2006. The terms remained materially the same as the second loan modification agreement, with the exception that letters of credit, foreign exchange contracts, and certain cash management related services, to the extent they may impose a liability on SVB, are deducted from the available limit the Company may borrow. Letters of credit, foreign exchange contracts, and certain cash management related services are each limited to a maximum of $100,000 in accordance with the terms of the fourth loan modification. As of June 30, 2006, the Company had no outstanding letters of credit or foreign exchange contracts, but does have a corporate credit card secured by the line of credit, which places a $35,000 restriction on the working capital line of credit.

On May 24, 2006, the Company entered into a fifth loan modification agreement with SVB, providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit (the "Revolver") and a $1,500,000 Non-Formula Term Loan (the "2006 Term Loan") to fund the Company's anticipated working capital needs. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. The availability under the Revolver is limited to a borrowing base advance rate that is 80% against Eligible Accounts (as such term is defined in the Revolver). Amounts outstanding under the Revolver bear interest at a rate of prime plus 1.25%. Upon two consecutive quarters of profitability, the interest rate will be reduced to a rate of prime plus 0.5%. The Revolver is available until October 31, 2007. The 2006 Term Loan provides, in addition to the Company's borrowings under its existing credit facility, for up to $1,500,000 in available funds. Amounts outstanding under the 2006 Term Loan bear interest at a rate of prime plus 1.75%. The 2006 Term Loan is available until March 31, 2007. Under certain conditions, any borrowings under the Company's 2006 Term Loan will be reserved against the availability of the Revolver. No funds were borrowed against the Revolver or 2006 Term Loan as of June 30, 2006.

Future minimum payments under the credit facility are as follows as of June 30, 2006 (in thousands):

	Silicon Valley Bank
	Term Loan	Equipment Line	Working Line of Credit	Total

Short Term	$333	$170	$1,300	$1,803
Long Term:
Fiscal year 2008		187		187
Fiscal year 2009		66		66
Total Debt	$333	$423	$1,300	$2,056

6.    STOCKHOLDERS’ EQUITY (DEFICIT):

Authorized Number of Shares

During the fiscal year ended June 30, 2005, the Company’s stockholders approved an increase in the number of authorized shares of Common Stock from 1,035,000,000 to 1,500,000,000 shares. In conjunction with the Reverse Split, the Company reduced the total number of authorized shares of Common Stock from 1,500,000,000 shares to 12,000,000 shares.

Series D Preferred Stock, Series D Preferred Stock Warrants, Common Stock and Common Stock Warrants

In 2003 and 2004, the Company issued Series D Preferred Stock through a series of private placements. The Series D Preferred Stock had a 7% dividend payable in cash or equity, at the election of the Company, and each share of Series D Preferred Stock was convertible into one share of the Company’s Common Stock at an initial conversion price of $0.015 per share. The Company paid in-kind dividends to holders of the Series D Preferred Stock through the issuance of 1,902,857 shares (12,686 shares after giving effect to the Reverse Split) of the Company’s Common Stock for the year ended June 30, 2006. For the year ended 2005, the Company paid in-kind dividends to holders of the Series D Preferred Stock through the issuance of 14,952,957 shares (99,688 shares after giving effect to the Reverse Split) of the Company's Common Stock.

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

In August 2005, the Company conducted a private placement of 206,249,997 shares (1,375,000 shares after giving effect to the Reverse Split) of its Common Stock at a price of $0.032 per share ($4.80 per share shares after giving effect to the Reverse Split) to certain accredited investors. Aggregate proceeds to the Company were approximately $6,200,000, net of expenses and commissions. In connection with this transaction, the holders of a majority of the Company’s Series D Preferred Stock agreed to convert all of the Company’s outstanding shares of Series D Preferred Stock into shares of the Company’s Common Stock. As a result, 649,016,089 shares of Series D Preferred Stock were converted into 649,016,089 shares (4,326,774 shares after giving effect to the Reverse Split) of Common Stock and 1,902,857 shares (12,686 shares after giving effect to the Reverse Split) of the Company’s Common Stock was issued in lieu of paying cash dividends on the Series D Preferred Stock for the period July 1, 2005 through August 11, 2005. Further, the holders of a majority of the Company’s Series D Preferred Stock agreed to amend and restate all of the Company’s outstanding warrants to purchase shares of Series D Preferred Stock into warrants to purchase shares of Common Stock of the Company. In addition, certain holders of Series D Preferred Stock waived their right to receive options to purchase up to an aggregate of 18,666,667 shares (124,444 shares after giving effect to the Reverse Split) of Common Stock as a result of delays in registering shares issued under the 2003 and 2004 sales of Series D Preferred Stock.

As of June 30, 2006, the Company had warrants outstanding to purchase 1,161,706 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $18.825 per share. Of the warrants outstanding at June 30, 2006, 1,112,093 were granted in conjunction with the 2003 and 2004 private placements, 43,527 were granted in conjunction with the August 2005 private placement, and 6,091 were granted in conjunction with other transactions. The first of these warrants were exercisable in April 2000 and the last expire April 2014.

Stock Option Plans

As of June 30, 2006, options to purchase 3,694 shares of Common Stock were outstanding pursuant to the 1994 Stock Option Plan as amended (“1994 Plan”). These options may be exercised at prices ranging from $5.25 to $1,153.20 per share. There are no additional shares available for future option grants under the 1994 Plan. The period which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

Additionally, options to purchase 417 shares of Common Stock were outstanding as of June 30, 2006 pursuant to the 1998 Stock Option Plan for Outside Directors (“1998 Plan”), which was approved by the Company’s stockholders in January 1998. These options may be exercised at prices ranging from $140.70 to $562.50 per share. There were 483 shares available for future option grants under the 1998 Plan as of June 30, 2006. Pursuant to the 1998 Plan, each non-employee director of the Company shall receive an option to purchase 30,000 shares (200 shares after giving effect to the Reverse Split) of the Company’s Common Stock (Initial Option) on the date of their election or appointment to the Board of Directors, at an exercise price equal to the Company’s stock price at the end of the day of their election or appointment to the Board of Directors (Initial Grant Date). In addition, on the date of their re-election to the Board of Directors, if they are still a non-employee director on such date and have met certain other requirements defined in the Outside Directors Plan, they shall receive an option to purchase 10,000 shares (67 shares after giving effect to the Reverse Split) of the Company’s Common Stock (Additional Option) on the date of their re-election or appointment to the Board of Directors, at an exercise price equal to the Company’s stock price at the end of the day of their re-election or appointment to the Board of Directors (Additional Grant Date). All options granted under the Outside Directors Plan shall be exercisable as to one-twelfth of the shares issued under each option on the last day of each of the 12 three-month periods immediately following the applicable grant date.

In June 2003, the Company’s stockholders approved the 2003 Stock Option Plan (“2003 Plan”). Pursuant to the 2003 Plan, the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. As of June 30, 2006, options to purchase 1,095,881 shares of Common Stock were outstanding under the 2003 Plan. Of such options, 50,000 shares were granted to non-employee directors of the Company. The period during which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

The Company typically would issue stock options at a price equal to the fair market value on the date of grant. In the event that options are granted at a price below the trading value on the date of grant, the difference is recorded as deferred compensation and amortized over the vesting period of the option.

Information relative to the 1994 Plan, 1998 Plan and 2003 Plan is as follows:

		Range of Exercise Price
		Per Share		Weighted Price
	Shares	Minimum	Maximum	Per Share

Outstanding at June 30, 2004 (132,704 exercisable)	528,279	$2.250	$1,181.250	$10.500
Granted	318,964	2.250	3.750	3.000
Exercised	(48,478)	2.250	3.000	2.400
Canceled	(96,143)	2.250	1,181.250	34.950
Outstanding at June 30, 2005 (189,969 exercisable)	702,622	$2.250	$1,153.200	$4.350
Granted	473,736	3.750	7.500	5.560
Exercised	(22,707)	2.250	4.800	2.535
Canceled	(53,659)	2.250	360.000	3.504
Outstanding at June 30, 2006 (1,059,573 exercisable)	1,099,992	$2.250	$1,153.200	$4.959

Information with respect to options outstanding at June 30, 2006 and 2005 is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
		(in Dollars)	(in Years)		(in Dollars)

June 30, 2005
$2.25 - $3.00	682,631	$2.505	8.79	187,148	$2.340
$3.01 - $5.00	11,167	3.750	9.85	-	-
$5.01 - $6.50	4,833	5.550	9.26	94	5.760
$6.51 - $10.00	47	6.750	7.33	29	6.750
$10.01 - $1,181.25	3,944	325.950	4.58	3,823	335.565
$2.25 - $1,181.25	702,622	$4.365	8.79	191,094	$9.015

June 30, 2006
$2.25 - $3.00	626,591	$2.501	7.81	619,923	$2.502
$3.01 - $5.00	180,232	4.740	9.09	180,230	4.740
$5.01 - $6.50	223,412	5.713	9.89	214,663	5.692
$6.51 - $10.00	65,860	7.243	9.37	40,860	7.086
$10.01 - $1,181.25	3,897	328.508	3.57	3,897	328.508
$2.25 - $1,181.25	1,099,992	$4.959	8.80	1,059,573	$4.905

The resulting pro forma compensation cost may not be representative of that expected in future years. The weighted average exercise price, which approximates the weighted average grant date fair value, of options granted was $5.56 and $2.25 for the fiscal years ended June 30, 2006 and 2005, respectively.

Annual Stock Grant Retainer to Directors

In January 1998 the Company’s Board of Directors and stockholders approved a plan which provides for the granting to non-employee directors options to purchase shares of Common Stock. Each calendar year in which the Company holds an Annual Meeting of Stockholders, each non-employee director will receive shares valued at $10,000 based on the market price of the Company’s Common Stock, as defined in the plan. For the fiscal years ended June 30, 2006, and 2005, there were no shares of Common Stock granted pursuant to this plan. However, during the fiscal year ended June 30, 2006, non-employee directors received options to purchase 4,500,000 shares (30,000 shares after giving effect to the Reverse Split) of Common Stock pursuant to the 2003 Plan.

Since April 2001, all non-employee directors have volunteered to not be paid for attending any regular or special meeting of any committee of the Board of Directors until further notice. Accordingly, the Company has not accrued any charges during the period pursuant to this plan for the grant of Common Stock for attendance by members of the Board of Directors at any regular or special meeting of any committee of the Board of Directors.

7.    401(k) SAVINGS PLAN:

Effective January 1997, the Company adopted a 401(k) Savings Plan ("401(k) Plan") that is available to all employees. The 401(k) Plan permits participants to contribute up to 85% of their base salary, pre-tax, not to exceed the limits established by the Internal Revenue Code. The Company previously matched 25% of employee contributions on the initial 6% contributed by employees. Effective January 1, 2002, the Company match was suspended.

All employee contributions and Company match contributions vest immediately. The Company recorded no compensation expenses in connection with the 401(k) Plan for the fiscal years ended June 30, 2006 and 2005.

8.    INCOME TAXES:

The benefit from income taxes for the year ended June 30, 2006 is comprised of two components - a gain of $248,000 generated by the sale of net operating loss carryforwards, partially offset by a provision of $20,000 against the Company’s operations. The State of New Jersey passed legislation in 1999 allowing qualified technology companies based in New Jersey to apply for transfer or sale of unused State of New Jersey net operating losses for cash. Profitable companies can buy these losses at a discount, thereby reducing their state tax obligations. Voxware received a determination letter from the State of New Jersey to sell $3,133,000 of its losses, which generated cash proceeds of $248,000 during the year ended June 30, 2006. The Company did not participate in the program during fiscal 2005. Voxware is not qualified to participate in this program during calendar year 2006, so the program will not impact the Company’s results of operations in fiscal year 2007.

The provision for income taxes was $20,000 for the year ended June 30, 2006, as compared to $0 for the year ended June 30, 2005. During the year ended June 30, 2006, the Company had a loss before taxes of $6,991,000 for accounting purposes. There are significant differences in calculating income or loss for accounting and tax purposes, primarily relating to charges such as amortization of deferred employee compensation that are recorded in the current period for accounting purposes, but are deferred for tax purposes. Furthermore, tax laws differ in each jurisdiction, yielding differing amounts of taxable income or loss in each jurisdiction. While the Company has substantial net operating losses to offset taxable income in some taxing jurisdictions, certain restrictions preclude it from fully utilizing the benefit of these net operating losses. In addition, the expansion of the Company’s business requires it to file taxes in jurisdictions where it did not previously operate, and thus does not have established net operating losses to offset the tax liability.

Deferred tax assets reflects the impact of temporary differences as follows:

	June 30,
(in thousands)	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$14,179	$13,010
Allowances and reserve accounts	265	42
Accrued expenses	487	348
Deferred balances	694	-
Research and development credit	975	966
Total deferred tax assets	16,600	14,366
Valuation Allowance	(16,409)	(14,356)

Deferred tax liabilities:
Capitalized software	(16)	-
Depreciation & amortization	(175)	(10)
Net deferred tax assets	$-	$-

As of June 30, 2006, the Company had approximately $39,000,000 of federal net operating loss carry-forwards for tax reporting purposes available to offset future taxable income; such carry-forwards begin to expire in 2009. Net operating loss carry-forwards were $38,000,000 as of June 30, 2005. The Company has established a full valuation allowance against their deferred tax assets. The Company is not aware of any factors which would generate significant differences between taxable income and pre-tax accounting income in future years except for the reversal of current or future net deductible temporary differences. A full valuation allowance has been provided on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset as a result of the operating losses incurred to date.

The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carry-forwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% shareholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 2003, such a change in ownership occurred. As a result of the change, the Company’s ability to utilize certain of its net operating loss carry-forwards will be limited. The Company has not yet assessed the impact of the August 2005 private placement on its ability to utilize net operating loss carry-forwards.

Research and development credits expire in accordance with provisions of applicable tax law, and have remaining lives ranging from 6 to 20 years. The Company had no accumulated earnings in Europe.

9.    COMMITMENTS AND CONTINGENCIES:

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $536,000 and $431,000 for the fiscal years ended June 30, 2006 and 2005, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of June 30, 2006 are as follows:

(in thousands)
Year ending June 30, 2007	$385
Year ending June 30, 2008	17
Year ending June 30, 2009	1
$403

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