Form 10QSB
period 2006-09-30
VOXWARE INC
filed 2006-11-14
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________
Commission File Number 0-021403

VOXWARE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	36-3934824
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Lawrenceville Office Park
168 Franklin Corner Road
Lawrenceville, NJ 08648
609-514-4100
(Address, including zip code and telephone number (including area code) of principal executive offices)

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of October 31, 2006.

Class	Number of Shares
Common Stock, $0.001 par value	6,262,844

Transitional Small Business Disclosure Format (check) one: Yes ☐ No ☒

VOXWARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
For Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management, as well as assumptions made by, and the information currently available to, our management. When used in this Quarterly Report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this Quarterly Report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent circumstances, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events. You should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, or the SEC.

Item 1. Financial Statements

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2006	June 30, 2006
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,741	$6,909
Accounts receivable, net of allowance for doubtful accounts of $184 at
September 30, 2006 and June 30, 2006	1,605	2,394
Inventory, net	367	629
Deferred project costs	43	54
Prepaids and other current assets	94	85
Total current assets	8,850	10,071

PROPERTY AND EQUIPMENT, NET	361	388
OTHER ASSETS
Deferred financing costs, net	44	88
Capitalized software development costs	—	45
Other assets, net	52	54
Total other assets	96	187
TOTAL ASSETS	$9,307	$10,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$341	$503
Line of credit	1,800	1,300
Accounts payable and accrued expenses	2,356	2,312
Deferred revenues	1,556	1,951
Total current liabilities	6,053	6,066
Long-term debt, net of current maturities	208	253
Total liabilities	6,261	6,319

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 12,000,000 shares authorized and 6,262,844 shares issued and outstanding at September 30, 2006 and June 30, 2006	6	6
Additional paid-in capital	77,780	77,753
Accumulated deficit	(74,703)	(73,389)
Deferred employee compensation	(26)	(40)
Accumulated other comprehensive loss	(11)	(3)
Total stockholders’ equity	3,046	4,327
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,307	$10,646

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
REVENUES
Product revenues	$2,356	$4,377
Services revenues	786	1,002
Total revenues	3,142	5,379

COST OF REVENUES
Cost of product revenues	856	1,223
Cost of service revenues	802	1,105
Total cost of revenues	1,658	2,328

GROSS PROFIT	1,484	3,051

OPERATING EXPENSES
Research and development	750	674
Sales and marketing	1,370	1,138
General and administrative	680	703
Amortization of deferred employee compensation	14	415
Total operating expenses	2,814	2,930

OPERATING (LOSS) INCOME	(1,330)	121

OTHER (EXPENSE) INCOME
Interest income (expense), net	4	(37)
Other income (expenses), net	12	(46)

(LOSS) INCOME BEFORE INCOME TAXES	(1,314)	38

PROVISION FOR INCOME TAXES	—	(66)

NET LOSS	(1,314)	(28)
Dividends-Series D Convertible Preferred Stock	—	(80)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,314)	$(108)

NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS
Basic and diluted	$(0.21)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and diluted	6,263	3,620

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,314)	$(28)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	39
Provision for doubtful accounts	—	38
Non-cash share based compensation charge	27	—
Capitalized software development costs	45	—
Amortization of deferred employee compensation	14	415
Amortization of deferred financing costs	44	47
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	789	(642)
Inventory	262	122
Deferred project costs	11	79
Prepaids and other current assets	(9)	25
Other assets, net	2	—
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	44	(656)
Deferred revenues	(395)	(289)
Net cash used in operating activities	(425)	(850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28)	(132)
Net cash used in investing activities	(28)	(132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,800	—
Repayment of long-term debt	(207)	(167)
Repayment of short-term borrowings	(1,300)	(1,000)
Proceeds from equity financing	—	6,198
Proceeds from exercise of stock options and warrants	—	45
Net cash provided by financing activities	293	5,076

Effects of foreign currency exchange rate on cash and cash equivalents	(8)	(1)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(168)	4,093
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,909	3,639
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,741	$7,732

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15	$16
Conversion of Series D convertible preferred stock into common stock	$—	$650
Issuance of common stock in payment of Series D preferred stock dividends	$—	$80

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Series D Preferred
	Number of Shares	Stated Value Amount	Common Stock Number of Shares	Par Value $.001 Amount	Additional Paid-in Capital	Deferred Employee Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, June 30, 2005	649,621,940	$650	521,354	$1	$70,795	$(4,022)	$12	$(66,626)	$810
Amortization of deferred employee compensation	—	—	—	—	—	415	—	—	415
Conversion of Series D preferred stock into common stock	(649,621,940)	(650)	4,330,813	4	646	—	—	—	—
Issuance of common stock in settlement of accrued divdends to Series D preferred stock	—	—	12,685	—	—	—	—	—	—
Issuance of common stock for cash, net of transaction costs	—	—	1,375,000	1	6,197	—	—	—	6,198
Issuance of stock options	—	—	—	—	257	(257)	—	—	—
Exercise of stock options and stock warrants	—	—	17,848	—	45	—	—	—	45
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(28)	(28)
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)
Total Comprehensive loss									(29)
Balance, September 30, 2005	—	$—	6,257,700	$6	$77,940	$(3,864)	$11	$(66,654)	$7,439

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Continued)
(in thousands, except share data)
(unaudited)

	Series D Preferred
	Number of Shares	Stated Value Amount	Common Stock Number of Shares	Par Value $.001 Amount	Additional Paid-in Capital	Deferred Employee Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, June 30, 2006	—	$—	6,262,844	$6	$77,753	$(40)	$(3)	$(73,389)	$4,327
Amortization of deferred employee compensation	—	—	—	—	—	14	—	—	14
Non-cash share-based employee compensation charge	—	—	—	—	27	—	—	—	27
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(1,314)	(1,314)
Foreign currency translation adjustment	—	—	—	—	—	—	(8)	—	(8)
Total Comprehensive loss									(1,322)
Balance, September 30, 2006	—	$—	6,262,844	$6	$77,780	$(26)	$(11)	$(74,703)	$3,046

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements of Voxware, Inc. and Subsidiaries (“Voxware” or the “Company”) for the three months ended September 30, 2006 and 2005 included herein, have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The consolidated balance sheet at June 30, 2006 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

The consolidated statements of operations for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2007, or any other future period.

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

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in the Company’s balance sheets, and the amounts of revenues and expenses reported for each of its fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, warranty costs, impairments, inventory, deferred employee compensation, share-based compensation and income taxes. Actual results could differ from these estimates.

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

Research and Development

Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines technological feasibility as the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to SFAS 86, the working model is generally deemed to exist with commencement of beta testing. No costs associated with the development of software products were capitalized during the three months ended September 30, 2006.

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

Reverse Split

On December 12, 2005, the Company effected a reverse split of all outstanding shares of the Company’s Common Stock, $0.001 par value per share (the “Common Stock”), at an exchange ratio of 1-for-150 (the “Reverse Split”). Under the terms of the Reverse Split, each stockholder received one share of Common Stock for every 150 shares of Common Stock owned as of the effective date. No fractional shares of Common Stock were issued as a result of the Reverse Split. In lieu of any fractional shares to which the stockholder would otherwise be entitled, the Company paid cash equal to such fraction multiplied by the closing trading price of the Common Stock on the trading day immediately preceding the effective day of the Reverse Split. There were no shares of Series D Preferred Stock outstanding on December 12, 2005, so Series D Preferred Stock was not impacted by the Reverse Split. All references in the consolidated financial statements to Common Stock shares and per share data have been adjusted retroactive to July 1, 2005 in response to the Reverse Split.

Net Loss Per Share

The Company computes net loss per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic loss per share is calculated by dividing net loss less preferred stock dividends by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net loss less preferred stock dividends by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. As the Company had a net loss applicable to common stockholders, the impact of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 711,000 shares and 303,814,000 shares (2,025,000 shares after giving effect to the Reverse Split) at September 30, 2006 and 2005, respectively, is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

Comprehensive Loss

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income (loss). The only items of other comprehensive income of the Company in the three months ended September 30, 2006 and 2005 are foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact that the adoption of FIN 48 will have on its reported financial results.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. The Company is required to adopt SFAS 157 as of July 1, 2008, and has not yet determined the impact that the adoption of SFAS 157 will have on its reported financial results.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Quantifying Misstatements in Financial Statements.” Under SAB 108, the Company is required to use a combination of the two previously-acceptable approaches for quantifying misstatements, and to adjust its financial statements if this combined approach results in a conclusion that an error is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of SAB 108.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3. Inventory

	September 30, 2006	June 30, 2006
	(in thousands)
Raw materials	$32	$42
Work in process	194	400
Finished goods	192	236
Less: inventory reserve	(51)	(49)
Inventory - net	$367	$629

4. Series D Preferred Stock, Series D Preferred Stock Warrants, Common Stock and Common Stock Warrants

In fiscal years 2003 and 2004, the Company issued Series D Preferred Stock through a series of private placements. The Series D Preferred Stock had a 7% dividend payable in cash or equity, at the election of the Company, and each share of Series D Preferred Stock was convertible into one share of the Company’s Common Stock at an initial conversion price of $0.015 per share.

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

As of September 30, 2006, the Company had warrants outstanding to purchase 1,161,706 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $18.825 per share. Of the warrants outstanding at September 30, 2006, 1,112,088 were granted in conjunction with the 2003 and 2004 private placements, 43,527 were granted in conjunction with the August 2005 private placement, and 6,091 were granted in conjunction with other transactions. The first of these warrants was exercisable in April 2000 and the last expire April 2014.

5. Borrowings

On December 30, 2003, the Company entered into a credit facility (the “SVB Facility”) with Silicon Valley Bank (“SVB”). The SVB Facility initially provided the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB Facility bears interest at a rate of prime (8.25% as of September 30, 2006) plus 0.5% per annum, and is secured by all of the Company’s assets, including its intellectual property, and a guarantee by the Company’s two largest stockholders. In exchange for the SVB Facility guarantee, the stockholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants were exercisable into shares of the Company’s Series D Preferred Stock at an exercise price of $0.015 per share. As a result of the August 2005 Private Placement, these warrants were converted into warrants to purchase 133,333,333 shares (888,889 shares after giving effect to the Reverse Split) of Common Stock at an exercise price of $0.015 per share ($2.25 per share shares after giving effect to the Reverse Split). The SVB Facility contains certain covenants, all of which the Company is in compliance with as of September 30, 2006.

The Company engaged Hempstead & Co. as its valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., the Company recorded a deferred financing asset of $500,000 on its balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004, and has a remaining balance of $44,000 as of September 30, 2006.

On May 28, 2004, the Company entered into a modification agreement with SVB to the SVB term loan, deferring the seven monthly principal payments originally scheduled to occur from June 1, 2004 through December 1, 2004. Commencing on January 1, 2005, and over the remaining twenty-four (24) payments, the deferred principal payments will be amortized and added to the original principal payment amount. The initial term of the loan has not been extended, and the final term loan payment, due on December 1, 2006, shall include all outstanding term loan principal and accrued interest.

On December 8, 2004, the Company entered into a second loan modification agreement with SVB wherein, among other factors, the working capital line of credit was renewed to December 27, 2005 and increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability is determined by subtracting from $2,000,000 the amount outstanding under the term loan. The principal amount due under the term loan was $167,000 as of September 30, 2006, leaving $1,833,000 available under the working capital line of credit at that date. Effective January 1, 2005, the monthly principal payment under the term loan is approximately $56,000. These monthly principal payments under the term loan have the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate is at prime plus 0.5%, with a floor rate of prime at 4.5%. As of September 30, 2006, the Company has borrowed $1,800,000 of the $1,833,000 available under the working capital line of credit.

On November 9, 2005, the Company entered into a third loan modification agreement with SVB, providing the Company with a line of credit of up to $1,000,000 (the “Equipment Line”) to finance the acquisition of certain eligible equipment purchased on or after April 1, 2005. The Company first drew upon the Equipment Line on December 16, 2005, and was required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006. At that date, the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of September 30, 2006 was $382,000.

On January 20, 2006, with an effective date of December 26, 2005, the Company entered into a fourth loan modification agreement with SVB, renewing the working capital line of credit to December 26, 2006. The terms remained materially the same as the second loan modification agreement, with the exception that letters of credit, foreign exchange contracts, and certain cash management related services, to the extent they may impose a liability on SVB, are deducted from the available limit the Company may borrow. Letters of credit, foreign exchange contracts, and certain cash management related services are each limited to a maximum of $100,000 in accordance with the terms of the fourth loan modification. As of September 30, 2006, the Company had no outstanding letters of credit or foreign exchange contracts, but does have a corporate credit card secured by the line of credit, which places a $35,000 restriction on the working capital line of credit.

On May 24, 2006, the Company entered into a fifth loan modification agreement with SVB, providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit (the “Revolver”) and a $1,500,000 Non-Formula Term Loan (the “2006 Term Loan”) to fund the Company’s anticipated working capital needs. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. The availability under the Revolver is limited to a borrowing base advance rate that is 80% against Eligible Accounts (as such term is defined in the Revolver). Amounts outstanding under the Revolver bear interest at a rate of prime plus 1.25%. Upon two consecutive quarters of profitability, the interest rate will be reduced to a rate of prime plus 0.5%. The Revolver is available until October 31, 2007. The 2006 Term Loan provides, in addition to the Company’s borrowings under its existing credit facility, for up to $1,500,000 in available funds. Amounts outstanding under the 2006 Term Loan bear interest at a rate of prime plus 1.75%. The 2006 Term Loan is available until March 31, 2007. Under certain conditions, any borrowings under the Company’s 2006 Term Loan will be reserved against the availability of the Revolver. No funds were borrowed against the Revolver or 2006 Term Loan as of September 30, 2006.

Future minimum payments under the credit facility are as follows as of September 30, 2006 (in thousands):

	Silicon Valley Bank
	Term Loan	Equipment Line	Working Line of Credit	Total

Short Term	$167	$174	$1,800	$2,141
Long Term:
Fiscal year 2008		142		142
Fiscal year 2009		66		66
Total Debt	$167	$382	$1,800	$2,349

6. Stock Options and Stock Based Compensation

Stock Option Plans

As of September 30, 2006, options to purchase 3,694 shares of Common Stock were outstanding pursuant to the 1994 Stock Option Plan as amended (“1994 Plan”). These options may be exercised at prices ranging from $5.25 to $1,153.20 per share. There are no additional shares available for future option grants under the 1994 Plan. The period which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

Additionally, options to purchase 417 shares of Common Stock were outstanding as of September 30, 2006 pursuant to the 1998 Stock Option Plan for Outside Directors (“1998 Plan”), which was approved by the Company’s stockholders in January 1998. These options may be exercised at prices ranging from $140.70 to $562.50 per share. There were 483 shares available for future option grants under the 1998 Plan as of September 30, 2006. Pursuant to the 1998 Plan, each non-employee director of the Company shall receive an option to purchase 30,000 shares (200 shares after giving effect to the Reverse Split) of the Company’s Common Stock (Initial Option) on the date of their election or appointment to the Board of Directors, at an exercise price equal to the Company’s stock price at the end of the day of their election or appointment to the Board of Directors (Initial Grant Date). In addition, on the date of their re-election to the Board of Directors, if they are still a non-employee director on such date and have met certain other requirements defined in the Outside Directors Plan, they shall receive an option to purchase 10,000 shares (67 shares after giving effect to the Reverse Split) of the Company’s Common Stock (Additional Option) on the date of their re-election or appointment to the Board of Directors, at an exercise price equal to the Company’s stock price at the end of the day of their re-election or appointment to the Board of Directors (Additional Grant Date). All options granted under the Outside Directors Plan shall be exercisable as to one-twelfth of the shares issued under each option on the last day of each of the 12 three-month periods immediately following the applicable grant date.

In June 2003, the Company’s stockholders approved the 2003 Stock Option Plan (“2003 Plan”). Pursuant to the 2003 Plan, the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. As of September 30, 2006, options to purchase 1,167,387 shares of Common Stock were outstanding under the 2003 Plan. Of such options, 50,000 shares were granted to non-employee directors of the Company. The period during which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

Information regarding option activity for the three months ended September 30, 2006 under the option plans is summarized below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Instrinsic Value
Options outstanding as of June 30, 2006	1,099,992	$4.959	8.800
Granted	75,000	4.100
Exercised	—	—
Forfeited	(3,494)	6.516
Expired	—	—
Options outstanding as of September 30, 2006	1,171,498	$4.900	8.380	$—

Options exercisable as of September 30, 2006	1,063,718	$4.909	8.260	$—

Aggregate intrinsic value was calculated based on the Company’s closing Common Stock price as of September 30, 2006 of $4.583 per share.

A summary of the status of the Company’s nonvested options as of September 30, 2006 and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Grant-Date Fair Value
Nonvested options outstanding as of June 30, 2006	39,583	$251,174
Granted	75,000	252,615
Vested	(3,750)	(26,454)
Forfeited	(3,053)	(17,833)
Nonvested options outstanding as of September 30, 2006	107,780	$459,502

Stock Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of FASB Statements No. 123 and 95, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Generally, the approach in SFAS 123R is similar to the approach described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. Pro forma disclosure is no longer an alternative. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”), which expressed the views of the SEC regarding the interaction between SFAS 123R and certain rules and regulations of the SEC. SAB 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

Prior to July 1, 2006, the Company applied the pro forma disclosure requirements under SFAS 123 and accounted for its stock-based employee compensation using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. In the event that options were granted prior to July 1, 2006 at a price below the trading value on the date of grant, the difference was recorded as deferred employee compensation and amortized over the vesting period of the option. Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the three months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. The statement of operations for the three months ended September 30, 2006 includes two components of non-cash share-based compensation in the aggregate of $41,000 consisting of: (a) amortization of deferred compensation in the amount of $14,000 recorded under APB 25 for stock options granted prior to July 1, 2006 at exercise prices below trading value, and (b) stock option charges in the amount of $27,000 recorded under SFAS 123R for options vesting during the three months ended September 30, 2006. Share-based compensation charges recorded under SFAS 123R are reported in the statement of operations with other forms of compensation expense within the various categories of cost of revenues and operating expenses, while amortization of deferred employee compensation is reported as a separate line item within operating expenses.

Deferred compensation of $26,000 and $40,000 as of September 30, 2006 and June 30, 2006, respectively, is included in the balance sheet of the accompanying consolidated financial statements. Because of the acceleration of vesting of employee stock options on June 30, 2006, deferred compensation at those dates relate to unvested stock options held by non-employees, e.g. board of directors. The statement of operations includes amortization of deferred compensation in the amount of $14,000 and $415,000, respectively, for the three months ended September 30, 2006 and 2005.

For the three months ended September 30, 2006, the Company recorded share-based compensation expense of approximately $27,000, net of tax benefits of $0, for stock options that were unvested as of July 1, 2006, and those options that were granted during the three months ended September 30, 2006. As of September 30, 2006, the Company had $299,000 of unrecognized compensation expense that will be recognized as share-based compensation over a weighted average period of 1.5 years. The weighted average per share fair value of stock options granted during the three months ended September 30, 2006 and 2005 was $3.37 and $5.12, respectively.

The statement of operations includes total share-based employee compensation charges in the amount of $41,000 and $415,000, respectively, for the three months ended September 30, 2006 and 2005, charged to operations as follows:

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Cost of product revenues	$—	$1
Cost of service revenues	—	11
Research and development	—	47
Sales and marketing	3	34
General and administrative	38	322
	$41	$415

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to options granted during the three months ended September 30, 2005. Since stock-based compensation expense for the three months ended September 30, 2006 was calculated under the provision of SFAS 123R, there is no disclosure of pro forma net loss and net loss per share for that period. For purposes of the pro forma disclosure for the three months ended September 30, 2005 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model.

(in thousands, except share data)	Three Months Ended September 30, 2005

Net loss applicable to common stockholders:
As reported	$(108)
Add:
Stock-based employee compensation included in net loss	415
Less:
Stock-based compensation expense determined under
fair-value method for all awards, net of related tax effects	(150)

Pro forma net income applicable to common stockholders	$157

Net income (loss) per share applicable to common stockholders
As reported	$(0.03)
Pro forma:
- Basic	$0.04
- Diluted	$0.03

Weighted average number of shares outstanding for use in computing
net loss per share applicable to common stockholders	3,620

In anticipation of implementing SFAS 123R, the Company elected to accelerate the vesting of all unvested stock options held by its employees as of June 30, 2006. As a result of the accelerated vesting, options to purchase 672,323 shares of Common Stock became exercisable on that date. Fiscal year 2006 compensation expense included a charge of $2,463,000 due to the accelerated vesting of options.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of each option granted during the three months ended September 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,
	2006	2005

Dividend yield	None	None
Expected volatility	101%	100%
Risk-free interest rate	4.69%	3.76% - 4.19%
Expected life	6.1 years	8.0 years

Dividend yield - The Company has never declared or paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future. Accordingly, the Company uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

Expected volatility - The expected volatility is a measure of the amount by which the Company’s Common Stock price is expected to fluctuate during the expected term of options granted. SAB 107 provides that expected volatility should be based upon the historical volatility of the Company’s Common Stock, but adjusted based upon the expected impact of changes in the business.

Risk-free interest rate - The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date. Since the U.S. Treasury Department does not issue zero-coupon securities with maturity periods equal to the presumed expected life of the Company’s outstanding options, the risk-free interest rate is interpolated based on rates reported by the U.S. Treasury Department for securities with maturities shorter than and longer than the expected life of the Company’s outstanding options.

Expected life -The expected life of stock options granted is based on the simplified method prescribed under SAB 107. Accordingly, the expected term is presumed to be the midpoint between the vesting term and the original contract term.

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures upon occurrence as permitted under SFAS 123. However the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company estimates annual forfeiture rates of 10.2% for stock options granted to members of the board of directors, 8.1% for options granted to officers, and 6.9% for options granted to other staff. As of September 30, 2006, there are unvested options for approximately 108,000 shares and management estimates 9,000 will ultimately be forfeited.

7. Commitments and Contingencies

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $133,000 and $131,000 for the three months ended September 30, 2006 and 2005, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of September 30, 2006 are as follows:

(in thousands)
Nine months ending June 30, 2007	$337
Year ending June 30, 2008	74
Year ending June 30, 2009	1
$412

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition.

At September 30, 2006, the Company had three-year employment agreements with two of its executive officers. The agreements provided for minimum salary levels, adjusted annually at the discretion of the Board of Directors, and a bonus based upon the Company’s performance as measured against a business plan approved by the Company’s Board of Directors. On October 31, 2006, one of the officers, Thomas J. Drury, resigned as President, Chief Executive Officer, and Director of the Company. Under the terms of his employment agreement, Mr. Drury is entitled to continuation of salary and insurance benefits for six months from the date employment is terminated. These costs, in the aggregate of approximately $116,000, will be charged to operations as of October 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. Such statements are subject to certain factors that may cause our plans to differ, or results to vary from those expected, including:

•	the risks associated with our need to introduce new and enhanced products and services in order to increase market penetration;
•	the risk of obsolescence of our products and services due to technological change;
•	our need to attract and retain key management and other personnel with experience in providing integrated voice-based solutions for logistics, specializing in the supply chain sector;
•	the potential for substantial fluctuations in our results of operations;
•	competition from others;
•	our evolving distribution strategy and increasing dependence on third-party distribution channels;
•	the potential that voice-based products will not be widely accepted; and
•	a variety of risks set forth from time to time in our filings with the Securities and Exchange Commission, or SEC.

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

The VoiceLogistics® solution is a combination of software, hardware and professional services available through two productized offerings. Our flagship product, VoiceLogistics Pro™, is a suite of tools enabling non-programmers to design, develop and integrate voice-based logistics solutions. VoiceLogistics Express™ is a standard application suite for enhancing distribution center workforce performance for a variety of logistics functions. While we continue to deliver and support both solutions, our marketing and development efforts are focused primarily on VoiceLogistics Pro. Our VoxBrowser software offers our patented combination of powerful speech recognition software in VoiceXML compliant Web browser technology. This is client software designed to run on a wide variety of industry-standard mobile computers devised for demanding warehouse environments. These serve as the basis for the dynamic real-time link between highly mobile logistics workers, the warehouse management system, or WMS, and supervisory personnel. We believe that our patented solution is unique in the industry because it is the first open standards, Web-based, people-centric, interactive speech recognition technology designed to VoiceXML standards, and is engineered specifically to operate in highly demanding industrial environments. VoxBrowser allows for the development and deployment of voice-based logistics solutions independent of the hardware platform on which it operates.

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

Historically, our sales were generated primarily by our own sales force working directly with the end users of the VoiceLogistics solution. Approximately a year ago, we made the decision to transition from direct selling of custom solutions that included proprietary hardware and software to the sale, through partners, of productized, standards-based voice software that operates on open hardware platforms. While we believe the market is reacting favorably to the flexibility and freedom of choice inherent to Voxware’s voice technology, our new business strategy requires a longer period than originally anticipated before revenue is realized.

As part of its business transition, we stopped manufacturing our own proprietary hardware, and instead have partnered with major mobile computing equipment manufacturers such as Symbol Technologies, Inc. and LXE, Inc. One implication of this strategy is that the portion of our revenue associated with proprietary hardware sales will diminish over time as we transition to a software-centric business model.

At the same time we have developed partnerships with key VAR and WMS companies, both in the United States and in International markets, who are incorporating our voice technology, most notably our newly introduced VoiceLogistics Pro™ product, into their offerings. The first deliveries of solutions by partners to end customers have recently occurred. However, we believe it takes on average a year or more before significant revenues are generated by these partnerships, because partners must complete product integration efforts, become certified to deliver Voxware-based voice solutions, and secure customer acceptance of their initial deployments.

Critical Accounting Policies:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, warranty costs, impairments, inventory, deferred employee compensation, share-based compensation and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, as amended by SOP 98-9. SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, applies to the initial site implementation for certain customers requiring significant customization to our software. Revenues from product sales and license fees generally are recognized upon shipment of hardware and applicable software, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of customized software development, as typically occurs for the initial site implementation for new customers or the initial customer for new partners, revenues are recognized upon customer acceptance. Vendor-specific objective evidence of the fair value of certain hardware elements that are not sold separately is determined using the residual method. Service revenues for professional services fees are generally recognized upon completion of implementation, or over the period in which such services are rendered, provided there are no significant post-delivery obligations connected with such services.

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

We continue to generate royalty revenues from our legacy speech coding technology business, which was sold in 1999. Royalties are earned on technologies our customers incorporate into their products for resale. Revenues are recognized at the time of the customers’ shipment of those products, as estimated based upon historical reports received periodically from our customers. If our customers’ business operations change dramatically, our actual royalty revenues earned could differ substantially from our estimates.

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

Results of Operations

Three months ended September 30, 2006 compared to the three months ended September 30, 2005
(dollars in table are presented in thousands)

	Three Months Ended September 30, 2006	% of Total Revenue	Three Months Ended September 30, 2005	% of Total Revenue	$ Change	% Change

Product revenues	$2,356	75%	$4,377	81%	$(2,021)	(46%)
Services revenues	786	25%	1,002	19%	(216)	(22%)
Total revenues	3,142	100%	5,379	100%	(2,237)	(42%)

Cost of product revenues	856	27%	1,223	23%	(367)	(30%)
Cost of service revenues	802	26%	1,105	21%	(303)	(27%)
Total cost of revenues	1,658	53%	2,328	43%	(670)	(29%)

Gross profit	1,484	47%	3,051	57%	(1,567)	(51%)

Research and development	750	24%	674	13%	76	11%
Sales and marketing	1,370	44%	1,138	21%	232	20%
General and administrative	680	22%	703	13%	(23)	(3%)
Amortization of deferred employee compensation	14	0%	415	8%	(401)	(97%)
Total operating expenses	2,814	90%	2,930	54%	(116)	(4%)

Operating (loss) income	(1,330)	(42%)	121	2%	(1,451)	N/M

Interest income (expense), net	4	0%	(37)	(1%)	41	111%
Other income (expenses), net	12	0%	(46)	(1%)	58	126%
(Loss) income before income taxes	(1,314)	(42%)	38	1%	(1,352)	N/M

Provision for income taxes	—	0%	(66)	(1%)	66	100%

Net loss	$(1,314)	(42%)	$(28)	(1%)	$(1,286)	N/M

Revenues

Our total revenues were $3,142,000 for the three months ended September 30, 2006 compared to total revenues of $5,379,000 for the three months ended September 30, 2005. The $2,237,000 (42%) decrease in total revenues is primarily due to decreases of $1,001,000 in revenues generated from the sale of hardware units, $939,000 in licensing of software and $332,000 in professional services, partially offset by increases in hardware warranties and software maintenance services. Product revenues accounted for 75% of revenues during the three months ended September 30, 2006 as compared to 81% during the three months ended September 30, 2005. Service revenues accounted for 25% of revenue during the three months ended September 30, 2006 as compared to 19% during the prior year.

Product revenues include sales of VoiceLogistics solution, or VLS, hardware units and accessories, licensing of software, extended hardware warranty, and royalties from our speech compression technology. Total product revenues decreased $2,021,000 (46%) to $2,356,000 during the three months ended September 30, 2006, from $4,377,000 in the three months ended September 30, 2005. The decrease in product revenues during the three months ended September 30, 2006 was driven by a 47% decrease from the number of units sold during the three months ended September 30, 2005, coupled with a lower average price per unit. The decrease in number of units sold was primarily due to aggressive new site roll-out programs at two of our largest customers that were completed during fiscal 2006. The lower average price per unit is primarily due to increased competitive pressures. During the three months ended September 30, 2006, upgrades accounted for 24% of units shipped as compared to 23% during the three months ended September 30, 2005. As a result of the introduction of VoxBrowser and VoiceLogistics Pro products, which are not dependent on our proprietary hardware platform, we anticipate that software licenses will account for a greater percentage of product revenues in the future, with less emphasis on hardware sales.

Services revenues are derived from professional services fees relating to voice-based solutions and ongoing customer support activities. For the three months ended September 30, 2006, services revenues totaled $786,000, a decrease of $216,000 (22%) from services revenues of $1,002,000 for the three months ended September 30, 2005. Professional services decreased $327,000 (50%) from $648,000 during the three months ended September 30, 2005 to $321,000 during the three months ended September 30, 2006, reflecting a decrease in the number of new site deployments completed during fiscal 2006 as compared to fiscal 2005. We expect the capabilities of our VoiceLogistics Pro product will allow faster and less expensive implementations in the future. Additionally, VoiceLogistics Pro provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, we expect professional services revenues for new customers to decline in the future. Customer support services increased $111,000 (31%) from $354,000 during the three months ended September 30, 2005 to $465,000 during the three months ended September 30, 2006. Revenues from customer support services tend to grow over time as additional software licenses are sold.

Cost of Revenues

Total cost of revenues decreased $670,000 (29%) from $2,328,000 for the three months ended September 30, 2005 to $1,658,000 for the three months ended September 30, 2006.

Cost of product revenues decreased $367,000 (30%) from $1,223,000 in the three months ended September 30, 2005, to $856,000 in the three months ended September 30, 2006. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is our manufacturing staff, which was comprised of five individuals as of September 30, 2006 and 2005. The decrease in cost of product revenues is primarily attributable to the 49% decrease in the number of units sold, offset by a 39% increase in cost per unit due primarily to the outsourcing of the manufacturing of our VLS-410 hardware, during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Cost of product revenues, as a percentage of product revenues, may gradually decline, and thus, our margins earned on product revenues may increase, because software licensing is expected to account for a higher percentage of product revenues in the future. However, such margin increases may be offset if end users seek to purchase third party hardware directly from us versus through third-party partners.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs are tracked by project, and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff in support of our sales and research and development activities are recorded as operating expenses. Our customer support and professional services staff was comprised of 35 individuals as of September 30, 2006 and 2005. Cost of services revenues decreased $303,000 (27%) from $1,105,000 in the three months ended September 30, 2005 to $802,000 in the three months ended September 30, 2006. Labor costs of our customer support and professional services groups decreased $101,000 from $902,000 in the three months ended September 30, 2005 to $801,000 in the three months ended September 30, 2006. Costs incurred by these groups in support of our sales and research and development activities, which are classified as operating expenses in our statement of operations, increased from $78,000 in the three months ended September 30, 2005 to $269,000 in the three months ended September 30, 2006. Redirecting the efforts of the customer support and professional services groups to support our in support of our sales and research and development activities had the effect of reducing cost of services revenues by $191,000 in the three months ended September 30, 2006, while increasing operating expenses by the same amount.

Operating Expenses

Total operating expenses decreased by $116,000 (4%) to $2,814,000 in the three months ended September 30, 2006 from $2,930,000 in the three months ended September 30, 2005. As of September 30, 2006, headcount associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 50 individuals compared to 51 individuals as of September 30, 2005.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development. As of September 30, 2006, our research and development team was comprised of 17 individuals compared to 20 individuals at September 30, 2005. Our research and development expenses increased $76,000 (11%) to $750,000 in the three months ended September 30, 2006, from $674,000 in the three months ended September 30, 2005. The increase in research and development expenses during the three months ended September 30, 2006 is due primarily to $100,000 of increased costs incurred by our customer support and professional services teams in support of research and development activities, offset by decreased personnel costs of $48,000. The decreases are primarily related to the development of VoiceLogistics Pro version 2.0, which was released in October 2006. Research and development costs in fiscal 2007 are expected to remain at or above levels experienced in fiscal 2006, with efforts focused on continued enhancement of VoiceLogistics Pro.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show expenses. Our sales and marketing staff was comprised of 22 individuals at September 30, 2006 compared to 20 individuals at September 30, 2005. Sales and marketing expenses increased $232,000 (20%) to $1,370,000 in the three months ended September 30, 2006, from $1,138,000 in the three months ended September 30, 2005, reflecting our focus on expanding customer base and channel partner relationships both domestically and abroad. The increase in sales and marketing expenses is due primarily to increases of $117,000 in salary and related charges, $46,000 in travel costs, $37,000 in marketing programs, offset by decreased recruiting fees of $73,000. In addition, costs incurred by our customer maintenance support and professional services teams in support of our sales and marketing activities increased $89,000 in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. We expect to continue investing additional resources in the expansion of our marketing programs and channel partner relationships. Due to the significant lead time required to identify, engage, and train third-party partners in the sale and development of VoiceLogistics solutions, we anticipate sales and marketing expenses during fiscal year 2007 will remain at levels above the prior fiscal year.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services and public company related charges. The general and administrative staff was comprised of 11 individuals as of September 30, 2006 and 12 individuals as of September 30, 2005. General and administrative expenses decreased $23,000 (3%) to $680,000 in the three months ended September 30, 2006 from $703,000 in the three months ended September 30, 2005. Outside professional services costs, including legal, accounting and outside consulting fees, decreased $62,000 during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This decrease was offset by increased depreciation costs of $26,000 associated with investments during fiscal year 2006 in upgraded internal information technology systems.

The non-cash charge of deferred employee compensation expense for the three months ended September 30, 2006 was $14,000 as compared to $415,000 for the three months ended September 30, 2005, a decrease of $401,000 (97%). This increase is primarily the result of the accelerated vesting on June 30, 2006 of all outstanding options to purchase shares of our Common Stock held by our employees. The acceleration of vesting of these options was undertaken primarily to eliminate any future compensation expense we would otherwise recognize in our income statement with respect to these options due to Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which we implemented effective July 1, 2006. Our balance sheet includes deferred compensation of $26,000 as of September 30, 2006 related to non-employee options (e.g., directors) as compared to $40,000 as of June 30, 2006. Accordingly, our deferred compensation charges will remain substantially lower in fiscal year 2007.

Interest Income and Expense

Interest income earned is reported net of interest expense. Net interest income for the three months ended September 30, 2006 was $4,000, compared to net interest charges of $37,000 for the three months ended September 30, 2005, a change of $41,000 (111%). The change is primarily due to an increase in interest income of $34,000 earned during the three months ended September 30, 2006 caused by higher interest rates in 2006 as compared to 2005. Interest expense relates primarily to the Silicon Valley Bank, or SVB, credit facility issued December 30, 2003. The interest rate on the SVB credit facility was 8.75% as of September 30, 2006 as compared to 6.75% as of September 30, 2005.

Other Income and Expense

Other income and expenses is primarily related to fluctuations in foreign currency exchange rates. Other income of $12,000 for the three months ended September 30, 2006 compared to other expense of $46,000 for the three months ended September 30, 2005, a decrease of $58,000.

Income Taxes

The provision for income taxes was $0 for the three months ended September 30, 2006, as compared to $66,000 for the three months ended September 30, 2005. We had a loss before taxes of $1,314,000 for accounting purposes during the three months ended September 30, 2006, compared to income before taxes of $38,000 during the three months ended September 30, 2005. There are significant differences in calculating income or loss for accounting and tax purposes, primarily relating to charges such as amortization of deferred employee compensation that are recorded in the current period for accounting purposes, but are deferred for tax purposes. Furthermore, tax laws differ in each jurisdiction, yielding differing amounts of taxable income or loss in each jurisdiction. While we have substantial net operating losses to offset taxable income in some taxing jurisdictions, certain restrictions preclude us from fully utilizing the benefit of these net operating losses. In addition, the expansion of our business requires us to file taxes in jurisdictions where we did not previously operate, and thus do not have established net operating losses to offset the tax liability.

Liquidity and Capital Resources

As of September 30, 2006, we had $6,741,000 in cash and cash equivalents, compared to $6,909,000 in cash and cash equivalents as of June 30, 2006, a decrease of $168,000. Our working capital as of September 30, 2006 was $2,797,000 compared to $4,005,000 as of June 30, 2006, a decrease of $1,208,000

Net cash used in operating activities totaled $425,000 for three months ended September 30, 2006, primarily consisting of a net loss of $1,314,000 and a decrease in deferred revenues of $395,000, offset by a $789,000 decrease in accounts receivable and a $262,000 decrease in inventory. The decrease in deferred revenues is due to the timing of maintenance billings throughout the year, which were higher during the three months ended June 30, 2006 than during the three months ended September 30, 2006. The change to the balance of accounts receivable was primarily due to the decrease in revenue during the three months ended September 30, 2006 as compared to the three months ended June 30, 2006 and the timing of invoices billed and collected during the respective quarters. Net cash used in operating activities totaled $850,000 for three months ended September 30, 2005, primarily consisting of a net loss of $28,000, a decrease of $656,000 in accounts payables and accrued expenses, an increase of $642,000 in accounts receivable, an increase in deferred revenue of $289,000, offset by a decrease in inventory of $122,000, and non-cash charges of $415,000 for amortization of deferred employee compensation.

Net cash used in investing activities totaled $28,000 during the three months ended September 30, 2006 and $132,000 during the three months ended September 30, 2005 due to purchases of property and equipment.

Net cash provided by financing activities totaled $293,000 during the three months ended September 30, 2006, compared to $5,076,000 during the three months ended September 30, 2005. During the three months ended September 30, 2006, we received proceeds of $1,800,000 against our working line of credit with SVB and repaid $1,300,000 against the working line of credit. In addition, we paid $207,000 during the three months ended September 30, 2006 against our term loans with SVB. During the three months ended September 30, 2005, we paid $1,000,000 against our working line of credit and $167,000 against a term loan, while $58,000 was raised from the exercise by employees of options to purchase shares of our Common Stock. A private placement of our Common Stock in August 2005 yielded net proceeds of approximately $6,198,000.

During fiscal years 2003 and 2004, we completed a series of private placements of Series D Convertible Preferred Stock, or the Series D Preferred Stock. The Series D Preferred Stock had a 7% dividend payable in cash or equity, at our election, and was convertible into Common Stock on a one-for-one basis. Pursuant to these transactions, warrants to purchase Series D Preferred Stock were also provided to certain holders of the Series D Preferred Stock. As of June 30, 2005, 649,621,940 shares of Series D Preferred Stock, and warrants to purchase 156,879,326 shares of Series D Preferred Stock, were outstanding. In July 2005, 605,851 shares of Series D Preferred Stock were converted into Common Stock.

On August 11, 2005, we entered into a Common Stock Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue an aggregate of up to 206,250,000 shares (1,375,000 shares after giving effect to the December 12, 2005 reverse split of all outstanding shares of Common Stock at an exchange ratio of 1-for-150, which we refer to as the Reverse Split) of our Common Stock in a private placement. On August 11, 2005, we issued and sold an aggregate of 188,860,967 shares (1,259,073 shares after giving effect to the Reverse Split) of Common Stock, and on August 22, 2005, the private placement's second and final closing, we issued and sold an additional 17,389,030 shares (115,927 shares after giving effect to the Reverse Split) of Common Stock. A total of 206,249,997 shares (1,375,000 shares after giving effect to the Reverse Split) of Common Stock were issued through the August 2005 private placement, or the Private Placement. We received aggregate proceeds of approximately $6,600,000 before expenses and commissions. In connection with the Private Placement, the holders of a majority of our Series D Preferred Stock agreed to convert all of the outstanding shares of Series D Preferred Stock into shares of Common Stock. As a result, the remaining 649,016,089 shares of Series D Preferred Stock were converted into 649,016,089 shares (4,326,774 shares after giving effect to the Reverse Split) of Common Stock, and 1,902,857 shares (12,686 shares after giving effect to the Reverse Split) of Common Stock were issued in lieu of paying cash dividends on the Series D Preferred Stock for the period July 1, 2005 to August 11, 2005. As of August 31, 2005, taking into consideration the Private Placement and unrelated exercises of stock options, we had 936,277,855 shares (6,241,852 shares after giving effect to the Reverse Split) of Common Stock issued and outstanding. No shares of Series D Preferred Stock remain outstanding. Further, the holders of a majority of our Series D Preferred Stock agreed to amend and restate all of our outstanding warrants to purchase shares of Series D Preferred Stock into warrants to purchase shares of Common Stock. In addition, certain holders of Series D Preferred Stock waived their right to receive options to purchase up to 18,666,667 shares (124,444 shares after giving effect to the Reverse Split) of our Common Stock as a result of delays in registering shares issued under the 2003 and 2004 sales of Series D Preferred Stock.

We are using the proceeds from the Private Placement to fund increased research and development activities during fiscal years 2006 and 2007, as well as support the substantial expansion of our sales and marketing channels domestically and abroad. We added significant personnel costs and marketing program expenses during fiscal 2006 in these areas in advance of offsetting revenues. These cost increases are reflected in our operations for the three months ended September 30, 2006, and will continue to impact the results of our operations during fiscal year 2007.

On December 30, 2003, we entered into a credit facility with Silicon Valley Bank, or the SVB Facility. The SVB Facility initially provided us with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB Facility bears interest at a rate of prime (8.25% as of September 30, 2006) plus 0.5% per annum, and is secured by all of our assets, including our intellectual property, and a guarantee by our two largest stockholders. In exchange for the SVB Facility guarantee, the stockholders were granted warrants to purchase 133,333,333 shares of our Series D Preferred Stock at an exercise price of $0.015 per share. As a result of the Private Placement, these warrants were converted into warrants to purchase 133,333,333 shares (888,889 shares after giving effect to the Reverse Split) of Common Stock at an exercise price of $0.015 per share ($2.25 per share after giving effect to the Reverse Split).

We engaged Hempstead & Co. as our valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., we recorded a deferred financing asset of $500,000 on our balance sheet as of December 31, 2003. This deferred asset is being amortized over 36 months commencing on January 1, 2004, and has a remaining balance of $44,000 as of September 30, 2006.

On May 28, 2004, we entered into a modification agreement with SVB to the term loan with SVB deferring the seven monthly principal payments originally scheduled to occur from June 1, 2004 through December 1, 2004. Commencing on January 1, 2005, and over the remaining 24 payments, the deferred principal payments will be amortized and added to the original principal payment amount. The initial term of the loan has not been extended, and the final term loan payment, due on December 1, 2006, shall include all outstanding term loan principal and accrued interest.

On December 8, 2004, we entered into a second loan modification agreement with SVB wherein, among other factors, the working capital line of credit was increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability is determined by subtracting from $2,000,000 the amount outstanding under the term loan. The principal amount due under the term loan was $167,000 as of September 30, 2006, with $1,833,000 available under the working capital line of credit at that date. Effective January 1, 2005, the monthly principal payment under the term loan is approximately $56,000. These monthly principal payments under the term loan have the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate is at prime plus one-half percent, with a minimum prime interest rate of 4.5%. As of September 30, 2006, we borrowed $1,800,000 against the $1,833,000 available through the working capital facility.

On November 9, 2005, we entered into a third loan modification agreement with SVB, providing us with a line of credit of up to $1,000,000, which we refer to as the Equipment Line, to finance the acquisition of certain eligible equipment purchased on or after April 1, 2005. We first drew upon the Equipment Line on December 16, 2005, and were required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006. At that date, the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of September 30, 2006 was $382,000.

On January 20, 2006, with an effective date of December 26, 2005, we entered into a fourth loan modification agreement with SVB, renewing the working capital line of credit to December 26, 2006. The terms remained materially the same as the second loan modification agreement, with the exception that letters of credit, foreign exchange contracts, and certain cash management related services, to the extent they may impose a liability on the bank, are deducted from the available limit that we may borrow. Letters of credit, foreign exchange contracts, and certain cash management related services are each limited to a maximum of $100,000 in accordance with the terms of the fourth loan modification. As of September 30, 2006, we had no outstanding letters of credit or foreign exchange contracts, but do have a corporate credit card secured by the line of credit, which places a $35,000 restriction on the working capital line of credit.

On May 24, 2006 we entered into a fifth loan modification agreement with SVB, providing an additional $3,000,000 credit facility with SVB comprised of a $1,500,000 revolving line of credit, or the Revolver, and a $1,500,000 non-formula term loan, which we refer to as the 2006 Term Loan, to fund our anticipated working capital needs. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. The availability under the Revolver is limited to a borrowing base advance rate that is 80% against Eligible Accounts, as defined by the Revolver. Amounts outstanding under the Revolver bear interest at a rate of prime plus 1.25%. Upon two consecutive quarters of profitability, the interest rate will be reduced to a rate of prime plus 0.5%. The Revolver is available until October 31, 2007. The 2006 Term Loan provides, in addition to our borrowings under its existing credit facility, for up to $1,500,000 in available funds. Amounts outstanding under the 2006 Term Loan bear interest at a rate of prime plus 1.75%. The 2006 Term Loan is available until March 31, 2007. Under certain conditions, any borrowings under the Company's 2006 Term Loan will be reserved against the availability of the Revolver. No funds were borrowed against either the Revolver or the 2006 Term Loan as of September 30, 2006.

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

As a result of a favorable reaction from both partners and end customers to our VoiceLogistics Pro software and strategy for voice-enabling third party mobile computers, we are continuing to increase the rate of spending on research and development to further enhance our software offerings. While these enhancements were principally intended to further empower third party solution providers, a portion of these resources supported further integration of our VoiceLogistics Pro software tools into solutions we provide directly to end customers, an area where we believe there is potential to improve both revenue and costs in the coming periods.

We believe that adequate capital resources will be available to fund our operations for the year ending September 30, 2007. Our business plans for the current fiscal year estimate quarterly revenues will increase from the three months ended September 30, 2006 during the second half of the fiscal year. Our customer base continues to expand, with existing customers expected to implement VoiceLogistics in additional sites as they experience favorable results with our products, and new customers brought to us through VARs and other channel partners. We expect the majority of fiscal year 2007 revenues will come from existing customers, but partnership channels established during the three months ended September 30, 2006 are expected to begin contributing to our revenues during the fiscal year 2007. As of September 30, 2006, $33,000 was available under our working capital line of credit with SVB for short-term operating needs, and an aggregate of $3,000,000 was available to borrow under the Revolver and 2006 Term Loan. In addition, we believe we are able to raise additional capital through either new equity or debt financing arrangements, and may elect to utilize such an arrangement to fund further expansion of our operations.

Dilutive Effect of Options and Warrants

As of September 30, 2006, 12,000,000 shares of our Common Stock were authorized, of which 6,262,844 were issued and outstanding. The following table summarizes the dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike price exceeds the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of September 30, 2006

Common stock issued and outstanding as of September 30, 2006	6,262,844

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,161,706
Outstanding options to purchase common stock *	1,171,498
Common stock plus dilutive instruments outstanding	8,596,048

Options to purchase common stock available to issue pursuant to various stock option plans	138,623
Common stock outstanding if all dilutive instruments are converted and exercised	8,734,671

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

Risks Relating to Our Business and Operations
If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. During the three months ended September 30, 2006, the net loss applicable to common stockholders of $1,314,000 contributed to an accumulated deficit of $74,703,000 as of September 30, 2006. If we continue to incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. In addition, we plan to continue to increase spending on research and development, along with sales and marketing, at levels higher than in the recent past, and possibly disproportionate to revenue, thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

If we cannot raise adequate capital in the future, we may be unable to continue our product development, marketing and business, generally. We anticipate investing significant resources to fund future operations, including product development and marketing. In the future, we will likely need to raise additional capital to fund future operations. Funding in the form of either debt or equity, from any source, may not be available when needed or on favorable terms. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit, delay, scale-back or eliminate product development programs, marketing or other activities. We might be forced to sell or license our technologies. Any of these actions might harm our business. If additional financing is obtained, the financing may be dilutive to our current stockholders.

We rely substantially on key customers. Our customer base is highly concentrated. Three customers accounted for 31%, 14% and 12%, respectively, of our total revenues for the three months ended September 30, 2006. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

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

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain personnel hired, our ability to operate our business will be materially adversely affected. On June 30, 2006, we accelerated the vesting of outstanding stock options to all of its employees, thereby eliminating a possible reason for employees to remain with us. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

If the export of our technology is deemed a violation of the regulations of the United States Department of Commerce, Bureau of Industry and Security, our business will be substantially harmed. The Bureau of Industry and Security, or BIS, oversees implementation and enforcement of the Export Administration Regulations, or EAR, which control the export of most commercial items. The BIS regulates “dual-use” items that have both commercial and military or proliferation applications, however, purely commercial items without an obvious military use are also subject to the EAR. The EAR prohibit the export of certain technologies, while the export of other technologies is restricted in certain geographical regions or to certain entities. Exporters deemed in violation of the EAR are subject to substantial penalties. We are developing international channels for the distribution of our speech recognition and voice-based technology, and anticipate increasing our dependence upon revenue derived from foreign sources. If some or all of our products are classified as a restricted technology under the EAR, our ability to generate revenue from international sources will be materially adversely affected.

If we cannot deliver RoHS compliant equipment, our sales to customers in the European Union countries will be harmed. The Restriction of Hazardous Substances Directive, or RoHS, was adopted by the European Union, or EU, and took effect on July 1, 2006. RoHS restricts the use of six hazardous materials in the manufacture of various types of electronic and electrical equipment. Non-compliant electronic equipment may continue to be distributed only if it was already in the EU marketplace as of July 1, 2006. Such equipment may no longer be imported into EU countries after that date. We expect to deliver RoHS compliant versions of our VLS-410 wearable computer and related accessories during the second quarter of fiscal 2007. Likewise, RoHS compliant versions of certified terminals distributed by LXE, Inc. and Symbol Technologies, Inc., among other vendors, are also expected to be available during the second quarter of fiscal 2007. While we hold in Europe an inventory of non-compliant VLS-410 units that are available for sale to our customers, we cannot assure you that this inventory is sufficient to meet the demand for sales of these units through December 2006. We also cannot assure you that we will not experience delays in delivering RoHS compliant equipment certified to operate VoiceLogistics software. If this inventory proves to be insufficient, or if we experience delays in delivering RoHS compliant equipment, we may lose opportunities to sell our hardware and related software and professional services to customers in EU countries.

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

Risks Relating to Our Securities
The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock traded as high as $7.00 and as low as $3.80 per share between July 1, 2006 and September 30, 2006. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of October 31, 2006, these shares include:

•	approximately 235,535 shares of our Common Stock owned by our executive officers and directors; and
•
approximately 2,338,817 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of October 31, 2006, our executive officers, directors and affiliated entities together beneficially own approximately 6,262,889 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

While we satisfy the requirements for continued listing on the NASDAQ Capital Market as of September 30, 2006, continued periods of operating losses may adversely affect our ability to maintain minimum required values of stockholders’ equity or Common Stock market value. If we are unable to satisfy the criteria to maintain listing of our Common Stock, our Common Stock could be subject to delisting. Trading, if any, of our Common Stock would thereafter be conducted on the OTC Bulletin Board or in the so-called “Pink Sheets”. As a consequence, it would be far more difficult for our stockholders to trade in our Common Stock and it may be more difficult to obtain accurate and current information concerning market prices for our Common Stock.

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

In particular, the Internal Revenue Service, or IRS, began implementing a new interpretation of section 409A of the Internal Revenue Code effective January 1, 2005. Section 409A affects the accounting of certain deferred compensation arrangements, including stock options. Section 409A requires the withholding of taxes from employees as vesting occurs on options that are issued below fair market value, or FMV. The default position of the IRS is that for a publicly traded company, its trading value is its FMV. In the past, we issued stock options at what we believe was FMV, however these prices at times varied from the trading value on the OTC Bulletin Board due to the highly volatile nature of the stock price.

Accordingly, we have taken a deferred compensation charge on our books, but have not withheld taxes from our employees as their options vest. The IRS has issued guidelines that allow for a company to show that if its stock is not readily tradable, FMV may be determined through other approved methods, rather than trading value. We filed a private letter ruling request with the IRS on the matter of whether or not our stock is readily tradable, but the IRS elected not to respond to the request pending the issuance of final rules regarding the application of section 409A. An adverse opinion from the IRS on the private letter ruling, or the issuance of unfavorable final rules, may impact our reported financial results and may impact the way we compensate employees, which in turn could impact our ability to retain competent staff. Even if the IRS rules favorably, we would still be required to support our position that its options were issued at FMV and, therefore, are excluded from section 409A coverage. If we are unable to sustain this case, there may be similar repercussions as if we had lost the ruling in the first place.

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact that the adoption of FIN 48 will have on our reported financial results.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. We are required to adopt SFAS 157 as of July 1, 2008, and have not yet determined the impact that the adoption of SFAS 157 will have on our reported financial results.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB 108, “Quantifying Misstatements in Financial Statements.” Under SAB 108, we are required to use a combination of the two previously-acceptable approaches for quantifying misstatements, and to adjust our financial statements if this combined approach results in a conclusion that an error is material. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently assessing the impact of SAB 108.

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes during the quarter ended September 30, 2006 in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On October 31, 2006, Thomas J. Drury, Jr. tendered his resignation as President, Chief Executive Officer and as a Director of the Company, effective October 31, 2006. Mr. Drury’s resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices.

On October 31, 2006, our Board of Directors appointed Scott J. Yetter, our then current Vice President of Sales and Marketing for North America, to President, effective on October 31, 2006. Scott J. Yetter, 45, has served as Vice President of Sales and Marketing for North America of the Company since August 2006. Mr. Yetter brings 19 years of experience in sales, marketing and executive management to his position, having spent 11 of those years at American Software, Inc., an early provider of ERP and supply chain solutions. Prior to joining us in August 2006, Mr. Yetter was President of Media DVX, a distributor of digital content from April 2003 to May 2005. From September 2001 to March 2003, Mr. Yetter was a principal at Katalyst Venture Partners, a venture/consulting firm. From 1985 to May 2001, he held various positions at Impresse Corporation, 12 Technologies, and JBA International. Mr. Yetter holds a B.S. in Industrial Engineering from Georgia Institute of Technology.

Item 6. Exhibits

(a)   Exhibits

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006

VOXWARE, INC. (Registrant)

By: /s/ Scott J. Yetter
Scott J. Yetter, President (Principal Executive Officer)

By: /s/ Paul Commons
Paul Commons, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.