Form 10QSB/A
period 2006-09-30
VOXWARE INC
filed 2006-11-17
CIK 933454

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 of Voxware, Inc. (the “Company”) is filed solely for the purpose of refiling the License, Development and Reseller Agreement, dated as of September 26, 2005, by and between the Company and LXE Inc.(the “Agreement”) originally filed as Exhibit 10.4 to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005. As part of the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, the Company filed the Agreement as Exhibit 10.4. In connection therewith, the Company sought confidential treatment of portions of the Agreement. The Company is now refiling the Agreement with the redactions to the Agreement amended in accordance with a revised application for confidential treatment filed separately by the Company with the Securities and Exchange Commission.

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 continues to speak as of the date of the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, and the Company has not updated the disclosures contained in this Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 to reflect any events that occurred at a date subsequent to the filing of the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005. The filing of this Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 is not a representation that any statements contained in items of the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 other than that information being amended are true or complete as of any date subsequent to the date of the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.

PART II.

Item 6. Exhibits

(a)	Exhibits

10.4†	License, Development and Reseller Agreement, dated as of September 26, 2005, by and between Voxware, Inc. and LXE Inc.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2006

VOXWARE, INC. (Registrant)

By: /s/ Scott J. Yetter
Scott J. Yetter, President (Principal Executive Officer)

By: /s/ Paul Commons
Paul Commons, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)