Form 10QSB
period 2006-12-31
VOXWARE INC
filed 2007-02-14
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of January 31, 2007.

Class	Number of Shares
Common Stock, $0.001 par value	6,288,919

Transitional Small Business Disclosure Format (check) one: Yes ☐ No ☒

VOXWARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
For Quarter Ended December 31, 2006

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

Item 1. Financial Statements

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2006	June 30, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,704	$6,909
Accounts receivable, net of allowance for doubtful accounts of $184 at
December 31, 2006 and June 30, 2006	2,917	2,394
Inventory, net	270	629
Deferred project costs	118	54
Prepaids and other current assets	98	85
Total current assets	8,107	10,071

PROPERTY AND EQUIPMENT, NET	337	388
OTHER ASSETS
Deferred financing costs, net	-	88
Capitalized software development costs	-	45
Other assets, net	64	54
Total other assets	64	187
TOTAL ASSETS	$8,508	$10,646

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,678	$503
Line of credit	-	1,300
Accounts payable and accrued expenses	2,297	2,312
Deferred revenues	2,680	1,951
Total current liabilities	6,655	6,066
Long-term debt, net of current maturities	162	253
Total liabilities	6,817	6,319

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 12,000,000 shares authorized as of
December 31, 2006 and June 30, 2006; 6,264,844 and 6,262,844
shares issued and outstanding at December 31, 2006 and
June 30, 2006, respectively	6	6
Additional paid-in capital	77,802	77,713
Accumulated deficit	(76,101)	(73,389)
Accumulated other comprehensive loss	(16)	(3)
Total stockholders' equity	1,691	4,327
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,508	$10,646

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Product revenues	$1,788	$3,096	$4,144	$7,473
Services revenues	798	837	1,584	1,839
Total revenues	2,586	3,933	5,728	9,312

COST OF REVENUES
Cost of product revenues	569	1,044	1,425	2,267
Cost of service revenues	647	844	1,449	1,949
Total cost of revenues	1,216	1,888	2,874	4,216

GROSS PROFIT	1,370	2,045	2,854	5,096

OPERATING EXPENSES
Research and development	576	889	1,326	1,563
Sales and marketing	1,299	1,208	2,669	2,346
General and administrative	874	747	1,542	1,496
Share-based compensation	9	394	23	809
Total operating expenses	2,758	3,238	5,560	6,214

OPERATING LOSS	(1,388)	(1,193)	(2,706)	(1,118)

INTEREST EXPENSE, NET	(10)	(9)	(6)	(46)

LOSS BEFORE INCOME TAXES	(1,398)	(1,202)	(2,712)	(1,164)

BENEFIT FROM INCOME TAXES	-	296	-	230

NET LOSS	(1,398)	(906)	(2,712)	(934)
Dividends-Series D Convertible Preferred Stock	-	-	-	(80)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,398)	$(906)	$(2,712)	$(1,014)

NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS
Basic and diluted	$(0.22)	$(0.14)	$(0.43)	$(0.21)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and diluted	6,263	6,260	6,263	4,940

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended December 31,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,712)	$(934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102	85
Provision for doubtful accounts	-	66
Share based compensation charges	84	809
Capitalized software development costs	45	-
Amortization of deferred financing costs	88	91
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(536)	(1,552)
Inventory	359	216
Deferred project costs	(64)	48
Prepaids and other current assets	(13)	(79)
Other assets, net	(10)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(15)	(701)
Deferred revenues	729	493
Net cash used in operating activities	(1,943)	(1,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(52)	(197)
Proceeds from disposal of property and equipment	1	-
Net cash used in investing activities	(51)	(197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	1,500	-
Proceeds from short-term borrowings	1,800	261
Repayment of long-term debt	(416)	(334)
Repayment of short-term borrowings	(3,100)	(1,000)
Purchase of fractional shares created by reverse stock split	-	(15)
Proceeds from equity financing	-	6,190
Proceeds from exercise of stock options and warrants	5	58
Net cash (used in) provided by financing activities	(211)	5,160

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,205)	3,505
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,909	3,639
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,704	$7,144

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$27	$31
Conversion of Series D convertible preferred stock into common stock	$-	$650
Issuance of common stock in payment of Series D preferred stock dividends	$-	$80

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Series D Preferred
	Number of Shares	Stated Value Amount	Common Stock Number of Shares	Par Value $.001 Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance, June 30, 2005	649,621,940	$650	521,354	$1	$66,773	$(66,626)	$12	$810
Amortization of deferred
employee compensation	-	-	-	-	809	-	-	809
Conversion of Series D preferred
stock into common stock	(649,621,940)	(650)	4,330,813	4	646	-	-	-
Issuance of common stock in
settlement of accrued divdends
to Series D preferred stock	-	-	12,685	-	-	-	-	-
Issuance of common stock for
cash, net of transaction costs	-	-	1,375,000	1	6,189	-	-	6,190
Exercise of stock options
and stock warrants	-	-	23,705	-	58	-	-	58
Cash paid in lieu of issuing
fractional shares due to reverse
stock split	-	-	(713)	-	(15)	-	-	(15)

Comprehensive loss:
Net loss	-	-	-	-	-	(934)	-	(934)
Foreign currency translation
adjustment	-	-	-	-	-	-	(13)	(13)
Total Comprehensive loss								(947)
Balance, December 31, 2005	-	$-	6,262,844	$6	$74,460	$(67,560)	$(1)	$6,905

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Continued)
(in thousands, except share data)
(unaudited)

	Series D Preferred
	Number of Shares	Stated Value Amount	Common Stock Number of Shares	Par Value $.001 Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance, June 30, 2006	-	$-	6,262,844	$6	$77,713	$(73,389)	$(3)	$4,327
Share-based compensation	-	-	-	-	84	-	-	84
Exercise of stock options	-	-	2,000	-	5	-	-	5

Comprehensive loss:
Net loss	-	-	-	-	-	(2,712)	-	(2,712)
Foreign currency translation
adjustment	-	-	-	-	-	-	(13)	(13)
Total Comprehensive loss								(2,725)
Balance, December 31, 2006	-	$-	6,264,844	$6	$77,802	$(76,101)	$(16)	$1,691

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements of Voxware, Inc. and Subsidiaries (“Voxware” or the “Company”) for the three and six months ended December 31, 2006 and 2005 included herein, have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

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

The consolidated statements of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007, or any other future period.

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

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in the Company’s consolidated balance sheets, and the amounts of revenues and expenses reported for each of its fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, warranty costs, impairments, inventory, deferred employee compensation, share-based compensation and income taxes. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Voxware, Inc. and its wholly-owned subsidiaries, Verbex Acquisition Corporation and Voxware n.v. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9. SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, applies to the initial site implementation for certain customers requiring significant customization to our software. Revenues from hardware product sales and software license fees generally are recognized upon shipment of hardware and software, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of customized software development, as typically occurs for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Agreements with channel partners typically do not include an acceptance period, so revenues from the sale of hardware and licensing of software to channel partners are recognized upon shipment. Vendor-specific evidence of the fair value exists for certain hardware elements sold separately. Vendor-specific objective evidence of the fair value of certain hardware and software elements not sold separately is determined using the residual method. Service revenues for professional services fees are generally recognized upon completion of implementation, or over the period in which such services are rendered, provided there are no significant post-delivery obligations connected with such services.

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

The Company continues to generate royalty revenues from our legacy speech coding technology business, which was sold in 1999. Royalties are earned on technologies our customers incorporate into their products for resale pursuant to contracts expiring at various dates through December 31, 2009. Revenues are recognized at the time of the customers’ shipment of those products, as estimated based upon historical reports received periodically from our customers.

Research and Development

Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines technological feasibility as the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to SFAS 86, the working model is generally deemed to exist with commencement of beta testing. No costs associated with the development of software products were capitalized during the three months and six months ended December 31, 2006.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in the period that such tax rate changes are enacted.

Reverse Split

On December 12, 2005, the Company effected a reverse split of all outstanding shares of the Company’s Common Stock, $0.001 par value per share (the “Common Stock”), at an exchange ratio of 1-for-150 (the “Reverse Split”). Under the terms of the Reverse Split, each stockholder received one share of Common Stock for every 150 shares of Common Stock owned as of the effective date. No fractional shares of Common Stock were issued as a result of the Reverse Split. In lieu of any fractional shares to which the stockholder would otherwise be entitled, the Company paid cash equal to such fraction multiplied by the closing trading price of the Common Stock on the trading day immediately preceding the effective day of the Reverse Split. There were no shares of the Company’s Series D Convertible Preferred Stock (“Series D Preferred Stock”) outstanding on December 12, 2005, as a result, Series D Preferred Stock was not impacted by the Reverse Split. All references in the consolidated financial statements to Common Stock shares and per share data have been adjusted retroactive to July 1, 2005 in response to the Reverse Split.

Net Loss Per Share

The Company computes net loss per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic loss per share is calculated by dividing net loss less preferred stock dividends by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net loss less preferred stock dividends by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. As the Company had a net loss applicable to common stockholders, the impact of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 1,671,000 shares and 1,983,000 shares at December 31, 2006 and 2005, respectively, is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

Comprehensive Loss

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income (loss). The only items of other comprehensive income of the Company in the three and six months ended December 31, 2006 and 2005 are foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will, therefore, be effective for the Company for the quarter ending September 30, 2007, the first quarter of the fiscal year ending June 30, 2008. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its reported financial results.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. The Company is required to adopt SFAS 157 as of July 1, 2008, and is currently evaluating the impact that the adoption of SFAS 157 will have on its reported financial results.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Quantifying Misstatements in Financial Statements.” Under SAB 108, the Company is required to use a combination of the two previously-acceptable approaches for quantifying misstatements, and to adjust its financial statements if this combined approach results in a conclusion that an error is material. SAB 108 is effective for the Company as of July 1, 2007. The Company is currently assessing the impact of SAB 108.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Reclassifications

Certain amounts contained in the accompanying fiscal 2006 consolidated financial statements have been reclassified to conform to the fiscal 2007 presentation.

3. Inventory

	December 31, 2006	June 30, 2006
	(in thousands)
Raw materials	$31	$42
Work in process	120	400
Finished goods	172	236
Less: inventory reserve	(53)	(49)
Inventory - net	$270	$629

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

As of December 31, 2006, the Company had warrants outstanding to purchase 1,158,121 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $5.76 per share. Of the warrants outstanding as of December 31, 2006, 1,112,093 were granted in conjunction with the 2003 and 2004 private placements, 43,527 were granted in conjunction with the August 2005 private placement, and 2,501 were granted in conjunction with other transactions. The first of these warrants were exercisable in April 2000 and the last expire April 2014.

5. Borrowings

On December 30, 2003, the Company entered into a credit facility (the “SVB Facility”) with Silicon Valley Bank (“SVB”). The SVB Facility initially provided the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and a $500,000 working capital facility. The term loan was payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB Facility bore interest at a rate of prime (8.25% as of December 31, 2006) plus 0.5% per annum, and was secured by all of the Company’s assets, including its intellectual property, and a guarantee by the Company’s two largest stockholders. In exchange for the SVB Facility guarantee, the stockholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants were exercisable into shares of the Company’s Series D Preferred Stock at an exercise price of $0.015 per share. As a result of the August 2005 Private Placement, these warrants were converted into warrants to purchase 133,333,333 shares (888,889 shares after giving effect to the Reverse Split) of Common Stock at an exercise price of $0.015 per share ($2.25 per share shares after giving effect to the Reverse Split). The SVB Facility contains certain covenants, all of which the Company is in compliance with as of December 31, 2006.

The Company engaged Hempstead & Co. as its valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., the Company recorded a deferred financing asset of $500,000 on its balance sheet as of December 31, 2003. This deferred asset was amortized over 36 months commencing on January 1, 2004, and is fully amortized as of December 31, 2006.

On May 28, 2004, the Company entered into a modification agreement with SVB to the SVB term loan, deferring the seven monthly principal payments originally scheduled to occur from June 1, 2004 through December 1, 2004. Commencing on January 1, 2005, and over the remaining twenty-four (24) payments, the deferred principal payments were amortized and added to the original principal payment amount. The initial term of the loan was not extended, and the final term loan payment was made on December 1, 2006.

On December 8, 2004, the Company entered into a second loan modification agreement with SVB wherein, among other factors, the working capital line of credit was renewed to December 27, 2005 and increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability was determined by subtracting from $2,000,000 the amount outstanding under the term loan. Effective January 1, 2005, the monthly principal payment under the term loan was approximately $56,000. These monthly principal payments under the term loan had the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate was at prime plus 0.5%, with a floor rate of prime at 4.5%. As of December 31, 2006, the term loan was fully paid.

On November 9, 2005, the Company entered into a third loan modification agreement with SVB, providing the Company with a line of credit of up to $1,000,000 (the “Equipment Line”) to finance the acquisition of certain eligible equipment purchased on or after April 1, 2005. The Company first drew upon the Equipment Line on December 16, 2005, and was required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of December 31, 2006 was $340,000.

On January 20, 2006, with an effective date of December 26, 2005, the Company entered into a fourth loan modification agreement with SVB, renewing the working capital line of credit to December 26, 2006. The terms remained materially the same as the second loan modification agreement, with the exception that letters of credit, foreign exchange contracts, and certain cash management related services, to the extent they may impose a liability on SVB, were deducted from the available limit the Company was permitted to borrow. Letters of credit, foreign exchange contracts, and certain cash management related services were each limited to a maximum of $100,000 in accordance with the terms of the fourth loan modification. As of December 26, 2006, this working capital line of credit expired and the Company was no longer permitted to borrow against it.

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB (the “2006 Facility”), providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit (the “Revolver”) and a $1,500,000 Non-Formula Term Loan (the “2006 Term Loan”) to fund the Company’s anticipated working capital needs. The Revolver is available until October 31, 2007. The 2006 Term Loan is available until March 31, 2007 and is to be repaid in thirty-six (36) equal monthly payments of principle and interest, commencing on April 1, 2007.

On January 3, 2007, with the effective date of December 29, 2006, the Company entered into an Amended and Restated Loan and Security Agreement with SVB amending the 2006 Facility by extending the Revolver to December 28, 2007 and amending certain covenants. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. The availability under the Revolver is limited to a borrowing base advance rate that is 75% against Eligible Accounts (as such term is defined in the Revolver). Amounts outstanding under the Revolver bear interest at a rate of prime plus 1.75%. Upon two consecutive quarters of profitability, the interest rate will be reduced to a rate of prime plus 0.5%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at December 31, 2006. Amounts outstanding under the 2006 Term Loan bear interest at a rate of prime plus 2.25%. Under certain conditions, any borrowings under the Company’s 2006 Term Loan will be reserved against the availability of the Revolver. $1,500,000 was borrowed against the 2006 Term Loan as of December 31, 2006, but was repaid in January 2007. On February 1, 2007, the Company entered into a First Loan Modification Agreement with SVB, whereby the Amended and Restated Loan and Security Agreement was amended to allow for one term loan in addition to the one that was drawn in December 2006 and repaid in January 2007. The additional term loan provided under the First Loan Modification Agreement is in an amount up to $1,500,000, available until March 31, 2007.

Future minimum payments under the credit facility are as follows as of December 31, 2006 (in thousands):

	Silicon Valley Bank
	Term Loan	Equipment Line	Working Line of Credit	Total

Short Term	$1,500	$178	$-	$1,678
Long Term:
Fiscal year 2008		96		96
Fiscal year 2009		66		66
Total Debt	$1,500	$340	$-	$1,840

6. Stock Options and Stock Based Compensation

Stock Option Plans

As of December 31, 2006, options to purchase 3,694 shares of Common Stock were outstanding pursuant to the 1994 Stock Option Plan as amended (“1994 Plan”). These options may be exercised at prices ranging from $5.25 to $1,153.20 per share. There are no additional shares available for future option grants under the 1994 Plan. The period which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

Additionally, options to purchase 417 shares of Common Stock were outstanding as of December 31, 2006 pursuant to the 1998 Stock Option Plan for Outside Directors (“1998 Plan”), which was approved by the Company’s stockholders in January 1998. These options may be exercised at prices ranging from $140.70 to $562.50 per share. There were 483 shares available for future option grants under the 1998 Plan as of December 31, 2006. All options granted under the Outside Directors Plan shall be exercisable as to one-twelfth of the shares issued under each option on the last day of each of the 12 three-month periods immediately following the applicable grant date.

In June 2003, the Company’s stockholders approved the 2003 Stock Option Plan (“2003 Plan”). Pursuant to the 2003 Plan, the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. As of December 31, 2006, options to purchase 1,147,335 shares of Common Stock were outstanding under the 2003 Plan. Of such options, 50,000 shares were granted to non-employee directors of the Company. The period during which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

Information regarding option activity for the six months ended December 31, 2006 under the option plans is summarized below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Instrinsic Value
Options outstanding as of June 30, 2006	1,099,992	$4.959	8.80
Granted	186,444	3.644
Exercised	(2,000)	2.250
Forfeited	(132,990)	4.388
Expired	-	-
Options outstanding as of December 31, 2006	1,151,446	$4.817	5.11	$-

Options exercisable as of December 31, 2006	1,041,862	$4.824	4.65	$-

Aggregate intrinsic value was calculated based on the Company’s closing Common Stock price as of December 31, 2006 of $3.22 per share. The weighted average remaining contractual term of outstanding options decreased from June 30, 2006 to December 31, 2006 due to vested options of individuals whose employment terminated between October 1, 2006 and December 31, 2006. Under the terms of the various stock option grants, these options are forfeited if not exercised within 90 to 180 days of the termination of employment. As a result, approximately 525,000 options originally scheduled to expire at various dates through June 1, 2016 will now be forfeited if not exercised by various dates through April 30, 2007.

A summary of the status of the Company’s nonvested options as of December 31, 2006 and changes during the six months then ended is presented below:
	Options Outstanding	Weighted Average Grant-Date Fair Value
Nonvested options outstanding as of June 30, 2006	39,583	$251,174
Granted	81,667	276,542
Vested	(8,749)	(52,907)
Forfeited	(2,917)	(17,833)
Nonvested options outstanding as of December 31, 2006	109,584	$456,976

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

Prior to July 1, 2006, the Company applied the pro forma disclosure requirements under SFAS 123 and accounted for its stock-based employee compensation using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. In the event that options were granted prior to July 1, 2006 at a price below the trading value on the date of grant, the difference was recorded as deferred employee compensation and amortized over the vesting period of the option. Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the three and six months ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. The statement of operations for the six months ended December 31, 2006 includes two components of non-cash share-based compensation in the aggregate of $84,000 consisting of: (a) share-based compensation in the amount of $23,000 recorded for stock options granted prior to July 1, 2006, and (b) stock option charges in the amount of $61,000 for options granted subsequent to July 1, 2006 and vesting during the six months ended December 31, 2006. Share-based compensation charges for options granted subsequent to July 1, 2006 are reported in the consolidated statement of operations with other forms of compensation expense within the various categories of cost of revenues and operating expenses, while share-based compensation for options granted prior to July 1, 2006 is reported as a separate line item within operating expenses.

Deferred compensation of $17,000 and $40,000 as of December 31, 2006 and June 30, 2006, respectively, is included in Additional paid-in capital on the consolidated balance sheet of the accompanying consolidated financial statements. Because of the acceleration of vesting of employee stock options on June 30, 2006, deferred compensation at those dates relate to unvested stock options held by non-employees, e.g. board of directors. The consolidated statement of operations includes amortization of deferred compensation in the amount of $9,000 and $23,000, respectively, for the three and six months ended December 31, 2006, and $394,000 and $809,000, respectively, for the three and six months ended December 31, 2005.

For the six months ended December 31, 2006, the Company recorded share-based compensation expense of approximately $61,000 for stock options that were unvested as of July 1, 2006, and those options that were granted during the six months ended December 31, 2006. As of December 31, 2006, the Company had $299,000 of unrecognized compensation expense that will be recognized as share-based compensation over a weighted average period of 1.5 years. The weighted average per share fair value of stock options granted were $3.59 and $3.39, respectively, during the three months and six months ended December 31, 2006, compared to $6.37 and $5.63, respectively, during the three and six months ended December 31, 2005.

The statement of operations includes total share-based employee compensation charges in the amount of $44,000 and $84,000, respectively, for the three and six months ended December 31, 2006, and $394,000 and $809,000, respectively, for the three and six months ended December 31, 2005, charged to operations as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Cost of product revenues	$-	$1	$-	$3
Cost of service revenues	-	12	-	23
Research and development	-	27	-	74
Sales and marketing	3	35	7	68
General and administrative	41	319	77	641
	$44	$394	$84	$809

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to options granted during the three and six months ended December 31, 2005. Since stock-based compensation expense for the three and six months ended December 31, 2006 was calculated under the provision of SFAS 123R, there is no disclosure of pro forma net loss and net loss per share for that period. For purposes of the pro forma disclosure for the three and six months ended December 31, 2005 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model.

	Three Months Ended	Six Months Ended
(in thousands, except share data)	December 31, 2005	December 31, 2005

Net loss applicable to common stockholders:
As reported	$(906)	$(1,014)
Add:
Stock-based employee compensation included in net loss	394	809
Less:
Stock-based compensation expense determined under
fair-value method for all awards, net of related tax effects	(223)	(373)

Pro forma net loss applicable to common stockholders	$(735)	$(578)

Net loss per share applicable to common stockholders - basic and diluted
As reported:	$(0.14)	$(0.21)
Pro forma:	$(0.12)	$(0.12)

Weighted average number of shares outstanding for use in computing
net loss per share applicable to common stockholders	6,260	4,940

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

The fair value of each option granted during the three and six months ended December 31, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Dividend yield	None	None	None	None
Expected volatility	101%	100%	101%	100%
Risk-free interest rate	4.76%	4.21% - 4.37%	4.69% - 4.76%	3.76% - 4.37%
Expected life	6.1 years	8.0 years	6.1 years	6.1 years

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

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures upon occurrence as permitted under SFAS 123. However the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company estimates annual forfeiture rates of 10.2% for stock options granted to members of the board of directors, 8.1% for options granted to officers, and 6.9% for options granted to other staff. As of December 31, 2006, there are unvested options for approximately 110,000 shares and management estimates 10,000 will ultimately be forfeited.

7. Commitments and Contingencies

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $265,000 and $241,000 for the six months ended December 31, 2006 and 2005, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of December 31, 2006 are as follows:

(in thousands)
Six months ending June 30, 2007	$233
Year ending June 30, 2008	115
Year ending June 30, 2009	42
Year ending June 30, 2010	14
$404

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition.

At December 31, 2006, the Company had a three-year employment agreement with one of its executive officers. The agreement provides for a minimum salary level, adjusted annually at the discretion of the Board of Directors, and a bonus based upon the Company’s performance as measured against a business plan approved by the Company’s Board of Directors.

On October 31, 2006, Thomas J. Drury, Jr., resigned as President, Chief Executive Officer, and director of the Company. Under the terms of his employment agreement, Mr. Drury is entitled to continuation of salary and insurance benefits for six months from the date employment is terminated. These costs, in the aggregate of approximately $116,000, were charged to operations as of October 31, 2006.

In an effort to realign resources away from labor intensive, highly customized software solutions in favor of more productized offerings, the Company enacted a cost restructuring plan in November 2006. Severance and related costs in the aggregate of approximately $229,000 relating to the termination of employment of 17 staff members were charged to general and administrative expense during the three months ended December 31, 2006. The distribution by functional category of employees impacted by the cost restructuring plan and the severance costs associated with them is as follows:

	Number of Employees	Severance Costs (in thousands)

Cost of Sales
Cost of product revenues	2	$67
Cost of service revenues	8	29
	10	96

Operting Costs
Research and development	1	7
Sales and marketing	4	119
General and administrative	2	7
	7	133

Total	17	$229

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. Such statements are subject to certain factors that may cause our plans to differ, or results to vary from those expected, including:

•	our evolving distribution strategy and increasing dependence on third-party distribution channels and hardware manufacturers;

•	the risks associated with our need to introduce new and enhanced products and services in order to increase market penetration;

•	the risk of obsolescence of our products and services due to technological change;

•	our need to attract and retain key management and other personnel with experience in providing integrated voice-based solutions for logistics, specializing in the supply chain sector;

•	the potential for substantial fluctuations in our results of operations;

•	competition from others;

•	the potential that voice-based products will not be widely accepted; and

•	a variety of risks set forth from time to time in our filings with the Securities and Exchange Commission, or SEC.

We undertake no obligation to publicly release results of any of these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrences of unexpected results.

Overview:

We are a leading provider of voice-based technology that helps optimize the activities of warehouse and other logistics workers by providing real-time wireless connections between warehouse workers and logistics management solutions. Utilizing our leading speech recognition capabilities, we enable logistics management software and systems to streamline and enhance the accuracy and productivity of warehouse workers in performing repetitive, high-volume, labor-intensive tasks, including picking, receiving, put away, replenishment, loading, and returns processing. Our voice-enabled solutions provide customers the ability to reduce logistics costs and optimize complex materials handling processes through the delivery of voice prompts and responses that can be tailored to individual customer requirements. We generate revenues primarily from hardware product sales, software license fees, professional services and maintenance fees.

The VoiceLogistics® solution is a combination of software, hardware and professional services available through two productized offerings. Our flagship product, VoiceLogistics Pro™, or VLP, is a suite of tools enabling non-programmers to design, develop and integrate voice-based logistics solutions. VoiceLogistics Express™, or VLE, is a standard application suite for enhancing distribution center workforce performance for a variety of logistics functions. While we continue to deliver and support both solutions, our marketing and development efforts are focused primarily on VLP. Our VoxBrowser software offers our patented combination of powerful speech recognition software in VoiceXML compliant web browser technology. This is client software designed to run on a wide variety of industry-standard mobile computers devised for demanding warehouse environments. These serve as the basis for the dynamic real-time link between highly mobile logistics workers, the warehouse management system, or WMS, and supervisory personnel. We believe that our patented solution is unique in the industry because it is the first open standards, web-based, people-centric, interactive speech recognition technology designed to VoiceXML standards, and is engineered specifically to operate in highly demanding industrial environments. VoxBrowser allows for the development and deployment of voice-based logistics solutions independent of the hardware platform on which it operates.

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

Historically, our sales were generated primarily by our own sales force working directly with the end users of the VoiceLogistics solution. During our 2005 fiscal year, we made the decision to transition from direct selling of custom solutions that included proprietary hardware and software to the sale, through partners, of productized, standards-based voice software that operates on open hardware platforms. Our transition to this sales approach and technology is an ongoing process that will continue in the future.

As part of our business transition, we stopped manufacturing our own proprietary hardware, and instead have partnered with major mobile computing equipment manufacturers such as Symbol Technologies, Inc., a subsidiary of Motorola, Inc., and LXE, Inc., a subsidiary of EMS Technologies, Inc. One implication of this strategy is that the portion of our revenue associated with proprietary hardware sales will diminish over time as we transition to a software-centric business model.

At the same time we have developed partnerships with key value added reseller, or VAR, and WMS companies, both in the United States and in International markets, who are incorporating our voice technology, most notably our VLP™ product, into their offerings. The first deliveries of solutions by partners to end customers have occurred. However, we believe it takes on average a year or more before significant revenues are generated by these partnerships, because partners must complete product integration efforts, become certified to deliver Voxware-based voice solutions, and secure customer acceptance of their initial deployments.

Critical Accounting Policies:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our consolidated balance sheets, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, warranty costs, impairments, inventory, deferred employee compensation, share-based compensation and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, as amended by SOP 98-9. SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, applies to the initial site implementation for certain customers requiring significant customization to our software. Revenues from hardware product sales and software license fees generally are recognized upon shipment of hardware and software, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of customized software development, as typically occurs for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Agreements with channel partners typically do not include an acceptance period, so revenues from the sale of hardware and licensing of software to channel partners are recognized upon shipment. Vendor-specific evidence of the fair value exists for certain hardware elements sold separately. Vendor-specific objective evidence of the fair value of certain hardware and software elements not sold separately is determined using the residual method. Service revenues for professional services fees are generally recognized upon completion of implementation, or over the period in which such services are rendered, provided there are no significant post-delivery obligations connected with such services.

Deferred revenue consists of unearned customer deposits and postcontract customer support, or PCS arrangements. Customer deposits are recognized as revenue upon customer acceptance of the underlying product and services in conjunction with the recognition of deferred project costs. PCS arrangements include extended hardware warranty, software maintenance revenues and depot management service fees. These arrangements, which sometimes include amounts bundled with initial revenues, are deferred upon invoicing and recognized as revenue over the term of the warranty or service period, which is typically one year.

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

Results of Operations

Three months ended December 31, 2006 compared to the three months ended December 31, 2005
(dollars in table are presented in thousands)

	Three Months Ended December 31, 2006	% of Total Revenue	Three Months Ended December 31, 2005	% of Total Revenue	$ Change	% Change

Product revenues	$1,788	69%	$3,096	79%	$(1,308)	(42%)
Services revenues	798	31%	837	21%	(39)	(5%)
Total revenues	2,586	100%	3,933	100%	(1,347)	(34%)

Cost of product revenues	569	22%	1,044	27%	(475)	(45%)
Cost of service revenues	647	25%	844	21%	(197)	(23%)
Total cost of revenues	1,216	47%	1,888	48%	(672)	(36%)

Gross profit	1,370	53%	2,045	52%	(675)	(33%)

Research and development	576	22%	889	23%	(313)	(35%)
Sales and marketing	1,299	50%	1,208	31%	91	8%
General and administrative	874	34%	747	19%	127	17%
Share-based compensation	9	0%	394	10%	(385)	(98%)
Total operating expenses	2,758	107%	3,238	82%	(480)	(15%)

Operating loss	(1,388)	(54%)	(1,193)	(30%)	(195)	(16%)

Interest expense, net	(10)	(0%)	(9)	(0%)	(1)	(11%)
Loss before income taxes	(1,398)	(54%)	(1,202)	(31%)	(196)	(16%)

Benefit from income taxes	-	0%	296	8%	(296)	(100%)

Net loss	$(1,398)	(54%)	$(906)	(23%)	$(492)	(54%)

Revenues

Our total revenues were $2,586,000 for the three months ended December 31, 2006 compared to total revenues of $3,933,000 for the three months ended December 31, 2005. The $1,347,000 (34%) decrease in total revenues is primarily due to decreases of $870,000 in revenues generated from the sale of hardware units, $417,000 in licensing of software and $170,000 in professional services, partially offset by increases in extended hardware warranties and software maintenance services. Product revenues accounted for 69% of revenues during the three months ended December 31, 2006 as compared to 79% during the three months ended December 31, 2005. Service revenues accounted for 31% of revenue during the three months ended December 31, 2006 as compared to 21% during the prior year.

Product revenues include sales of VoiceLogistics solution, or VLS, hardware units and accessories, licensing of software, extended hardware warranty, and royalties from our speech compression technology. Total product revenues decreased $1,308,000 (42%) to $1,788,000 during the three months ended December 31, 2006, from $3,096,000 in the three months ended December 31, 2005. The decrease in product revenues during the three months ended December 31, 2006 was primarily due to a 66% decrease in the number of hardware units sold during the three months ended December 31, 2005, offset by a higher average price per hardware unit. The decrease in number of hardware units sold was primarily due to an increase in completed new site implementations during the three months ended December 31, 2005 compared to completed new site implementations during the three months ended December 31, 2006. The higher average price per hardware unit is primarily due to sales of upgrade hardware units, which accounted for 33% of hardware unit sales during the three months ended December 31, 2005, as compared to 0% during the three months ended December 31, 2006. Sales of upgrade hardware units bear a lower price per hardware unit because they do not include client software licenses or other components. As a result of the introduction of VoxBrowser and VLP products, which are not dependent on our proprietary hardware platform, we anticipate that software licenses will account for a greater percentage of product revenues in the future, with less emphasis on hardware sales.

Services revenues are derived from professional services fees relating to voice-based solutions and ongoing customer support activities. For the three months ended December 31, 2006, services revenues totaled $798,000, a decrease of $39,000 (5%) from services revenues of $837,000 for the three months ended December 31, 2005. Professional services decreased $170,000 (40%) from $428,000 during the three months ended December 31, 2005 to $258,000 during the three months ended December 31, 2006, reflecting a decrease in the number of new site deployments completed during this period in fiscal 2006 as compared to the same period in fiscal 2005. We expect the capabilities of our VLP product will allow faster and less expensive implementations in the future. Additionally, VLP provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, we expect professional services revenues per new customer to decline in the future. Customer support services revenues increased $131,000 (32%) from $409,000 during the three months ended December 31, 2005 to $540,000 during the three months ended December 31, 2006. Revenues from customer support services tend to grow over time as additional software licenses are sold.

Cost of Revenues

Total cost of revenues decreased $672,000 (36%) from $1,888,000 for the three months ended December 31, 2005 to $1,216,000 for the three months ended December 31, 2006.

Cost of product revenues decreased $475,000 (45%) from $1,044,000 in the three months ended December 31, 2005, to $569,000 in the three months ended December 31, 2006. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is our manufacturing staff, which was comprised of three individuals as of December 31, 2006 and six individuals as of December 31, 2005. The decrease in cost of product revenues is primarily attributable the 42% decrease in product revenues during the three months ended December 31, 2006, as compared to the three months ended December 31, 2005, which was principally caused by a decline in hardware units sold during those respective periods. Cost of product revenues, as a percentage of product revenues, may gradually decline, and thus, our margins earned on product revenues may increase, because software licensing is expected to account for a higher percentage of product revenues in the future. However, such margin increases may be offset if end users seek to purchase third party hardware directly from us versus through third-party partners.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs are tracked by project, and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff in support of our sales and research and development activities are recorded as operating expenses. Our customer support and professional services staff was comprised of 19 individuals as of December 31, 2006, as compared to 37 individuals as of December 31 2005. Cost of services revenues decreased $197,000 (23%) from $844,000 in the three months ended December 31, 2005 to $647,000 in the three months ended December 31, 2006. Labor costs of our customer support and professional services groups decreased $280,000 from $784,000 in the three months ended December 31, 2005 to $504,000 in the three months ended December 31, 2006. Costs incurred by these groups in support of our sales and research and development activities, which are classified as operating expenses in our consolidated statement of operations, decreased from $242,000 in the three months ended December 31, 2005 to $111,000 in the three months ended December 31, 2006. Redirecting the efforts of the customer support and professional services groups from supporting our sales and research and development activities had the effect of increasing cost of services revenues by $131,000 in the three months ended December 31, 2006, while decreasing operating expenses by the same amount.

Operating Expenses

Total operating expenses decreased by $480,000 (15%) to $2,758,000 in the three months ended December 31, 2006 from $3,238,000 in the three months ended December 31, 2005. As of December 31, 2006, headcount associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 46 individuals compared to 52 individuals as of December 31, 2005.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development. Our research and development team was comprised of 20 individuals at both December 31, 2006 and 2005. Our research and development expenses decreased $313,000 (35%) to $576,000 in the three months ended December 31, 2006, from $889,000 in the three months ended December 31, 2005. The decrease in research and development expenses during the three months ended December 31, 2006 is due primarily to decreases of $142,000 in costs incurred by our customer support and professional services teams in support of research and development activities, $114,000 in costs incurred for outside consulting services, and $79,000 in personnel costs. The decreases are primarily related to the discontinuation during fiscal year 2007 of ongoing development efforts of VLE. Future research and development efforts will focus primarily on continued enhancement of VLP. Overall, research and development costs for the year ending June 30, 2007 are expected to be less than during the year ended June 30, 2006. However, we anticipate such charges for the final six months of fiscal 2007 will exceed levels experienced during the same period of fiscal 2006 due to increases in resources dedicated to the ongoing development of VLP.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show expenses. Our sales and marketing staff was comprised of 17 individuals as of December 31, 2006 compared to 21 individuals as of December 31, 2005. Sales and marketing expenses increased $91,000 (8%) to $1,299,000 in the three months ended December 31, 2006, from $1,208,000 in the three months ended December 31, 2005, reflecting our focus on expanding customer base and channel partner relationships both domestically and abroad. The increase in sales and marketing expenses is due primarily to increases of $64,000 in salary and related charges and $47,000 in marketing programs. Although our staff size was reduced during the three months ended December 31, 2006, we expect to continue investing additional resources in the expansion of our marketing programs and channel partner relationships. Due to the significant lead time required to identify, engage, and train third-party partners in the sale and development of VoiceLogistics solutions, we anticipate sales and marketing expenses during fiscal year 2007 will be higher than those costs incurred during fiscal year 2006.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 9 individuals as of December 31, 2006 and 11 individuals as of December 31, 2005. General and administrative expenses increased $127,000 (17%) to $874,000 in the three months ended December 31, 2006 from $747,000 in the three months ended December 31, 2005. During the three months ended December 31, 2006, the Company incurred severance costs of $344,000 due to the resignation of Thomas Drury, Jr. as president, chief executive officer and director, and a staff reduction plan that eliminated 17 positions. Severance costs were offset by decreases of $120,000 of labor costs incurred during the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. In addition, we experienced a gain of $36,000 from fluctuations in foreign currency exchange rates during the three months ended December 31, 2006, as compared to a loss of $23,000 during the three months ended December 31, 2005, a change of $59,000.

The non-cash charge share-based compensation expense for the three months ended December 31, 2006 was $9,000 as compared to $394,000 for the three months ended December 31, 2005, a decrease of $385,000 (98%). This decrease is primarily the result of the accelerated vesting on June 30, 2006 of all outstanding options to purchase shares of our Common Stock held by our employees. The acceleration of vesting of these options was undertaken primarily to eliminate any future compensation expense we would otherwise recognize in our consolidated statement of operations with respect to these options due to Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which we implemented effective July 1, 2006. Our consolidated balance sheet includes deferred compensation of $17,000 as of December 31, 2006 related to non-employee options (e.g., directors) as compared to $40,000 as of June 30, 2006. Accordingly, our deferred compensation charges will remain substantially lower in fiscal year 2007.

Interest Income and Expense

Interest income earned is reported net of interest expense. Net interest expense for the three months ended December 31, 2006 was $10,000, compared to $9,000 for the three months ended December 31, 2005, a change of $1,000 (11%). This change is primarily due to an increase in interest income of $34,000 earned during the three months ended December 31, 2006 caused by higher interest rates in 2006 as compared to 2005. Interest expense relates primarily to the Silicon Valley Bank, or SVB, credit facilities. The variable interest rate portion of the SVB credit facilities was 8.75% as of December 31, 2006 as compared to 7.75% as of December 31, 2005.

Income Taxes

The provision for income taxes was $0 for the three months ended December 31, 2006, as compared to a tax benefit of $296,000 for the three months ended December 31, 2005. We had a loss before taxes of $1,398,000 for accounting purposes during the three months ended December 31, 2006, compared to $1,202,000 during the three months ended December 31, 2005. The decrease in benefit from income taxes is primarily the result of the sale during the three months ended December 31, 2005 of unused State of New Jersey net operating losses for cash in the amount of $248,000.

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

Six months ended December 31, 2006 compared to the six months ended December 31, 2005
(dollars in table are presented in thousands)

	Six Months Ended December 31, 2006	% of Total Revenue	Six Months Ended December 31, 2005	% of Total Revenue	$ Change	% Change

Product revenues	$4,144	72%	$7,473	80%	$(3,329)	(45%)
Services revenues	1,584	28%	1,839	20%	(255)	(14%)
Total revenues	5,728	100%	9,312	100%	(3,584)	(38%)

Cost of product revenues	1,425	25%	2,267	24%	(842)	(37%)
Cost of service revenues	1,449	25%	1,949	21%	(500)	(26%)
Total cost of revenues	2,874	50%	4,216	45%	(1,342)	(32%)

Gross profit	2,854	50%	5,096	55%	(2,242)	(44%)

Research and development	1,326	23%	1,563	17%	(237)	(15%)
Sales and marketing	2,669	47%	2,346	25%	323	14%
General and administrative	1,542	27%	1,496	16%	46	3%
Share-based compensation	23	0%	809	9%	(786)	(97%)
Total operating expenses	5,560	97%	6,214	67%	(654)	(11%)

Operating loss	(2,706)	(47%)	(1,118)	(12%)	(1,588)	(142%)

Interest expense, net	(6)	(0%)	(46)	(0%)	40	87%
Loss before income taxes	(2,712)	(47%)	(1,164)	(12%)	(1,548)	(133%)

Benefit from income taxes	-	0%	230	2%	(230)	(100%)

Net loss	$(2,712)	(47%)	$(934)	(10%)	$(1,778)	(190%)

Revenues

Our total revenues were $5,728,000 for the six months ended December 31, 2006 compared to total revenues of $9,312,000 for the six months ended December 31, 2005. The $3,584,000 (38%) decrease in total revenues is primarily due to decreases of $1,919,000 in revenues generated from the sale of hardware units, $1,355,000 in licensing of software and $497,000 in professional services, partially offset by increases in extended hardware warranties and software maintenance services. Product revenues accounted for 72% of revenues during the six months ended December 31, 2006 as compared to 80% during the six months ended December 31, 2005. Service revenues accounted for 28% of revenue during the six months ended December 31, 2006 as compared to 20% during the prior year.

Product revenues include sales of VLS hardware units and accessories, licensing of software, extended hardware warranty, and royalties from our speech compression technology. Total product revenues decreased $3,329,000 (45%) to $4,144,000 during the six months ended December 31, 2006, from $7,473,000 in the six months ended December 31, 2005. The decrease in product revenues during the six months ended December 31, 2006 was primarily due to a 56% decrease in the number of hardware units sold during the six months ended December 31, 2005, coupled with a lower average price per hardware unit. The decrease in number of hardware units sold was primarily due to the completion of more new site implementations during the six months ended December 31, 2005 than were completed during the six months ended December 31, 2006. The lower average price per hardware unit is primarily due to increased competitive pressures. During the six months ended December 31, 2006, upgrades accounted for 27% of hardware units shipped as compared to 16% during the six months ended December 31, 2005. As a result of the introduction of VoxBrowser and VLP products, which are not dependent on our proprietary hardware platform, we anticipate that software licenses will account for a greater percentage of product revenues in the future, with less emphasis on hardware sales.

Services revenues are derived from professional services fees relating to voice-based solutions and ongoing customer support activities. For the six months ended December 31, 2006, services revenues totaled $1,584,000, a decrease of $255,000 (14%) from services revenues of $1,839,000 for the six months ended December 31, 2005. Professional services decreased $497,000 (46%) from $1,076,000 during the six months ended December 31, 2005 to $579,000 during the six months ended December 31, 2006, reflecting a decrease in the number of new site deployments completed during this period in fiscal 2006 as compared to the same period in fiscal 2005. We expect the capabilities of our VLP product will allow faster and less expensive implementations in the future. Additionally, VLP provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, we expect professional services revenues per new customer to decline in the future. Customer support services increased $242,000 (32%) from $763,000 during the six months ended December 31, 2005 to $1,005,000 during the six months ended December 31, 2006. Revenues from customer support services tend to grow over time as additional software licenses are sold.

Cost of Revenues

Total cost of revenues decreased $1,342,000 (32%) from $4,216,000 for the six months ended December 31, 2005 to $2,874,000 for the six months ended December 31, 2006.

Cost of product revenues decreased $842,000 (37%) from $2,267,000 in the six months ended December 31, 2005, to $1,425,000 in the six months ended December 31, 2006. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is our manufacturing staff, which was comprised of three individuals as of December 31, 2006 and six individuals as of December 31, 2005. The decrease in cost of product revenues is primarily attributable to a $704,000 decline in direct material costs caused by the 45% decrease in product revenues during the six months ended December 31, 2006, as compared to the six months ended December 31, 2005, which was principally caused by a decline in hardware units sold during those respective periods. In addition, labor costs decreased $66,000 during the six months ended December 31, 2006, as compared to the six months ended December 31, 2005. Cost of product revenues, as a percentage of product revenues, may gradually decline, and thus, our margins earned on product revenues may increase, because software licensing is expected to account for a higher percentage of product revenues in the future. However, such margin increases may be offset if end users seek to purchase third-party hardware directly from us versus through third-party partners.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs are tracked by project, and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff in support of our sales and research and development activities are recorded as operating expenses. Our customer support and professional services staff was comprised of 19 individuals as of December 31, 2006, as compared to 37 individuals as of December 31 2005. Cost of services revenues decreased $500,000 (26%) from $1,949,000 in the six months ended December 31, 2005 to $1,449,000 in the six months ended December 31, 2006. Labor costs of our customer support and professional services groups decreased $381,000 from $1,687,000 in the six months ended December 31, 2005 to $1,306,000 in the six months ended December 31, 2006. Travel costs decreased by $51,000 during the six months ended December 31, 2006, as compared to the six months ended December 31, 2005. Costs incurred by these groups in support of our sales and research and development activities, which are classified as operating expenses in our statement of operations, increased from $329,000 in the six months ended December 31, 2005 to $380,000 in the six months ended December 31, 2006. Redirecting the efforts of the customer support and professional services groups to support our in support of our sales and research and development activities had the effect of reducing cost of services revenues by $51,000 in the six months ended December 31, 2006, while increasing operating expenses by the same amount.

Operating Expenses

Total operating expenses decreased by $654,000 (11%) to $5,560,000 in the six months ended December 31, 2006 from $6,214,000 in the six months ended December 31, 2005. As of December 31, 2006, headcount associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 46 individuals compared to 52 individuals as of December 31, 2005.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development. Our research and development team was comprised of 20 individuals at both December 31, 2006 and 2005. Our research and development expenses decreased $237,000 (15%) to $1,326,000 in the six months ended December 31, 2006, from $1,563,000 in the six months ended December 31, 2005. The decrease in research and development expenses during the six months ended December 31, 2006 is due primarily to decreases of $127,000 for personnel costs and $125,000 for outside consulting services. The decreases are primarily related to the discontinuation during fiscal year 2007 of ongoing development efforts of VLE. Future research and development efforts will focus primarily on continued enhancement of VLP. Overall, research and development costs for the year ending June 30, 2007 are expected to be less than during the year ended June 30, 2006. However, we anticipate such charges for the final six months of fiscal 2007 will exceed levels experienced during the same period of fiscal 2006 due to increases in resources dedicated to the ongoing development of VLP.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show expenses. Our sales and marketing staff was comprised of 17 individuals as of December 31, 2006 compared to 21 individuals as of December 31, 2005. Sales and marketing expenses increased $323,000 (14%) to $2,669,000 in the six months ended December 31, 2006, from $2,346,000 in the six months ended December 31, 2005, reflecting our focus on expanding customer base and channel partner relationships both domestically and abroad. The increase in sales and marketing expenses is due primarily to increases of $181,000 in salary and related charges and $84,000 in marketing programs. In addition, costs incurred by our customer maintenance support and professional services teams in support of our sales and marketing activities increased $108,000 in the six months ended December 31, 2006 as compared to the six months ended December 31, 2005. These increases were offset by a decrease of $28,000 of travel costs. Although our staff size was reduced during the six months ended December 31, 2006, we expect to continue investing additional resources in the expansion of our marketing programs and channel partner relationships. Due to the significant lead time required to identify, engage, and train third-party partners in the sale and development of VoiceLogistics solutions, we anticipate sales and marketing expenses during fiscal year 2007 will be higher than those costs incurred during fiscal year 2006.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 9 individuals as of December 31, 2006 and 11 individuals as of December 31, 2005. General and administrative expenses increased $46,000 (3%) to $1,542,000 in the six months ended December 31, 2006 from $1,496,000 in the six months ended December 31, 2005. During the six months ended December 31, 2006, the Company incurred severance costs of $344,000 due to the resignation of Thomas Drury, Jr. as president, chief executive officer and director, and a staff reduction plan that eliminated 17 positions. Severance costs were offset by decreases of $115,000 of labor costs incurred during the six months ended December 31, 2006 as compared to the six months ended December 31, 2005. In addition, we experienced a gain of $48,000 from fluctuations in foreign currency exchange rates during the six months ended December 31, 2006, as compared to a loss of $69,000 during the six months ended December 31, 2005, a change of $117,000.

The non-cash charge of share-based compensation expense for the six months ended December 31, 2006 was $23,000 as compared to $809,000 for the six months ended December 31, 2005, a decrease of $786,000 (97%). This decrease is primarily the result of the accelerated vesting on June 30, 2006 of all outstanding options to purchase shares of our Common Stock held by our employees. The acceleration of vesting of these options was undertaken primarily to eliminate any future compensation expense we would otherwise recognize in our income statement with respect to these options due to Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which we implemented effective July 1, 2006. Our balance sheet includes deferred compensation of $17,000 as of December 31, 2006 related to non-employee options (e.g., directors) as compared to $40,000 as of June 30, 2006. Accordingly, our deferred compensation charges will remain substantially lower in fiscal year 2007.

Interest Income and Expense

Interest income earned is reported net of interest expense. Net expense for the six months ended December 31, 2006 was $6,000, compared to $46,000 for the six months ended December 31, 2005, a change of $40,000 (87%). The change is primarily due to an increase in interest income of $28,000 earned during the six months ended December 31, 2006 caused by higher interest rates in 2006 as compared to 2005. Interest expense relates primarily to the Silicon Valley Bank, or SVB, credit facilities. The variable interest rate portion of the SVB credit facilities was 8.75% as of December 31, 2006 as compared to 7.75% as of December 31, 2005.

Income Taxes

The provision for income taxes was $0 for the six months ended December 31, 2006, as compared to a tax benefit of $230,000 for the six months ended December 31, 2005. We had a loss before taxes of $2,712,000 for accounting purposes during the six months ended December 31, 2006, compared to $1,164,000 during the six months ended December 31, 2005. The decrease in benefit from income taxes is primarily the result of the sale during the six months ended December 31, 2005 of unused State of New Jersey net operating losses for cash in the amount of $248,000.

There are significant differences in calculating income or loss for accounting and tax purposes, primarily relating to charges that are recorded in the current period for accounting purposes, but are deferred for tax purposes. Furthermore, tax laws differ in each jurisdiction, yielding differing amounts of taxable income or loss in each jurisdiction. While we have substantial net operating losses to offset taxable income in some taxing jurisdictions, certain restrictions preclude us from fully utilizing the benefit of these net operating losses. In addition, the expansion of our business requires us to file taxes in jurisdictions where we did not previously operate, and thus do not have established net operating losses to offset the tax liability.

Liquidity and Capital Resources

As of December 31, 2006, we had $4,704,000 in cash and cash equivalents, compared to $6,909,000 in cash and cash equivalents as of June 30, 2006, a decrease of $2,205,000. Our working capital as of December 31, 2006 was $1,452,000 compared to $4,005,000 as of June 30, 2006, a decrease of $2,553,000.

Net cash used in operating activities totaled $1,943,000 for six months ended December 31, 2006, primarily consisting of a net loss of $2,712,000 and an increase in accounts receivable of $536,000, offset by an increase in deferred revenues of $729,000, a $359,000 decrease in inventory, and non-cash charges of $319,000. The increases in accounts receivable and deferred revenues is due to the timing of maintenance billings throughout the year, which were higher during the six months ended December 31, 2006 than during the six months ended June 30, 2006. The decrease in inventory is primarily a function of the timing of shipments from our hardware vendors and to our customers. The decrease in non-cash charges is due primarily to a reduction in deferred compensation expense caused by the accelerated vesting of outstanding stock options in June 2006. Net cash used in operating activities totaled $1,458,000 for six months ended December 31, 2005, primarily consisting of a net loss of $934,000, an increase of $1,552,000 in accounts receivable, and a decrease of $701,000 in accounts payable and accrued expenses, offset by an increase in deferred revenue of $493,000, a decrease in inventory of $216,000, and non-cash charges of $1,051,000. Changes to the balances of accounts receivable, inventory, deferred project costs and deferred revenue were due primarily to the timing of sales with the period, which were weighted towards the end of the quarter. Accounts payable and accrued expenses decreased during the six months ended December 31, 2005 as funding from the August 2005 private placement provided resources that allowed us to reduce our outstanding liabilities, including the payment of annual bonuses.

Net cash used in investing activities totaled $51,000 during the six months ended December 31, 2006 and $197,000 during the six months ended December 31, 2005 due primarily to purchases of property and equipment.

Net cash used in financing activities totaled $211,000 during the six months ended December 31, 2006, compared to $5,160,000 provided by financing activities during the six months ended December 31, 2005. During the six months ended December 31, 2006, we received proceeds of $1,800,000 and $1,500,000, respectively against our working line of credit and term loan with SVB, and $5,000 from the exercise of stock options. We repaid $3,100,000 against the working line of credit and $416,000 against term loans with SVB. During the six months ended December 31, 2005, we paid $1,000,000 against our working line of credit and $334,000 against a term loan, while $58,000 was raised from the exercise by employees of options to purchase shares of our Common Stock. A private placement of our Common Stock in August 2005 yielded net proceeds of approximately $6,190,000.

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

On August 11, 2005, we entered into a Common Stock Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue an aggregate of up to 206,250,000 shares (1,375,000 shares after giving effect to the December 12, 2005 reverse split of all outstanding shares of Common Stock at an exchange ratio of 1-for-150, which we refer to as the Reverse Split) of our Common Stock in a private placement. On August 11, 2005, we issued and sold an aggregate of 188,860,967 shares (1,259,073 shares after giving effect to the Reverse Split) of Common Stock, and on August 22, 2005, the private placement’s second and final closing, we issued and sold an additional 17,389,030 shares (115,927 shares after giving effect to the Reverse Split) of Common Stock. A total of 206,249,997 shares (1,375,000 shares after giving effect to the Reverse Split) of Common Stock were issued through the August 2005 private placement, or the Private Placement. We received aggregate proceeds of approximately $6,600,000 before expenses and commissions. In connection with the Private Placement, the holders of a majority of our Series D Preferred Stock agreed to convert all of the outstanding shares of Series D Preferred Stock into shares of Common Stock. As a result, the remaining 649,016,089 shares of Series D Preferred Stock were converted into 649,016,089 shares (4,326,774 shares after giving effect to the Reverse Split) of Common Stock, and 1,902,857 shares (12,686 shares after giving effect to the Reverse Split) of Common Stock were issued in lieu of paying cash dividends on the Series D Preferred Stock for the period July 1, 2005 to August 11, 2005. As of August 31, 2005, taking into consideration the Private Placement and unrelated exercises of stock options, we had 936,277,855 shares (6,241,852 shares after giving effect to the Reverse Split) of Common Stock issued and outstanding. No shares of Series D Preferred Stock remain outstanding. Further, the holders of a majority of our Series D Preferred Stock agreed to amend and restate all of our outstanding warrants to purchase shares of Series D Preferred Stock into warrants to purchase shares of Common Stock. In addition, certain holders of Series D Preferred Stock waived their right to receive options to purchase up to 18,666,667 shares (124,444 shares after giving effect to the Reverse Split) of our Common Stock as a result of delays in registering shares issued under the 2003 and 2004 sales of Series D Preferred Stock.

Proceeds from the Private Placement were used to fund increased research and development activities, as well as support the substantial expansion of our sales and marketing channels domestically and abroad. We added significant personnel costs and marketing program expenses during fiscal 2006 in these areas in advance of offsetting revenues. These cost increases are reflected in our operations for the six months ended December 31, 2006, and will continue to impact the results of our operations during fiscal year 2007. Personnel costs will be reduced during the final six months of fiscal 2007, but will be partially offset by third-party resources supporting the continued enhancement and marketing of our VLP product line.

On December 30, 2003, we entered into a credit facility with Silicon Valley Bank, or the SVB Facility. The SVB Facility initially provided us with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan is payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB Facility bears interest at a rate of prime (8.25% as of December 31, 2006) plus 0.5% per annum, and is secured by all of our assets, including our intellectual property, and a guarantee by our two largest stockholders. In exchange for the SVB Facility guarantee, the stockholders were granted warrants to purchase 133,333,333 shares of our Series D Preferred Stock at an exercise price of $0.015 per share. As a result of the Private Placement, these warrants were converted into warrants to purchase 133,333,333 shares (888,889 shares after giving effect to the Reverse Split) of Common Stock at an exercise price of $0.015 per share ($2.25 per share after giving effect to the Reverse Split).

We engaged Hempstead & Co. as our valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., we recorded a deferred financing asset of $500,000 on our balance sheet as of December 31, 2003. This deferred asset was amortized over 36 months commencing on January 1, 2004, and is fully amortized as of December 31, 2006.

On May 28, 2004, we entered into a modification agreement with SVB to the term loan with SVB deferring the seven monthly principal payments originally scheduled to occur from June 1, 2004 through December 1, 2004. Commencing on January 1, 2005, and over the remaining 24 payments, the deferred principal payments were amortized and added to the original principal payment amount. The final term loan payment was made on December 1, 2006.

On December 8, 2004, we entered into a second loan modification agreement with SVB wherein, among other factors, the working capital line of credit was increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability was determined by subtracting from $2,000,000 the amount outstanding under the term loan. Effective January 1, 2005, the monthly principal payment under the term loan was approximately $56,000. These monthly principal payments under the term loan had the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate was at prime plus 0.5%, with a floor rate of prime interest rate at 4.5%. As of December 31, 2006, the term loan was fully paid.

On November 9, 2005, we entered into a third loan modification agreement with SVB, providing us with a line of credit of up to $1,000,000, which we refer to as the Equipment Line, to finance the acquisition of certain eligible equipment purchased on or after April 1, 2005. We first drew upon the Equipment Line on December 16, 2005, and were required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006. At that date, the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of December 31, 2006 was $340,000.

On January 20, 2006, with an effective date of December 26, 2005, we entered into a fourth loan modification agreement with SVB, renewing the working capital line of credit to December 26, 2006. The terms remained materially the same as the second loan modification agreement, with the exception that letters of credit, foreign exchange contracts, and certain cash management related services, to the extent they may impose a liability on the bank, were deducted from the available limit that we were permitted to borrow. Letters of credit, foreign exchange contracts, and certain cash management related services were each limited to a maximum of $100,000 in accordance with the terms of the fourth loan modification. As of December 26, 2006, the working capital line of credit expired and we were no longer permitted to borrow against it.

On May 24, 2006, we entered into a Loan and Security Agreement, or 2006 Facility, with SVB, providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit, or the Revolver, and a $1,500,000 Non-Formula Term Loan, or the 2006 Term Loan, to fund our anticipated working capital needs. The Revolver is available until October 31, 2007. The 2006 Term Loan is available until March 31, 2007 and is to be repaid in thirty-six (36) equal monthly payments of principle and interest, commencing on April 1, 2007.

On January 3, 2007, with an effective date of December 29, 2006, we entered into an amended and restated loan agreement with SVB modifying the 2006 Facility by extending the Revolver to December 28, 2007 and revising certain covenants. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. The availability under the Revolver is limited to a borrowing base advance rate that is 75% against Eligible Accounts (as such term is defined in the Revolver). Amounts outstanding under the Revolver bear interest at a rate of prime plus 1.25%. Upon two consecutive quarters of profitability, the interest rate will be reduced to a rate of prime plus 0.5%. In addition, a fee of 0.25% per annum is charged against unused portions of the Revolver. No funds were borrowed against the Revolver at December 31, 2006. Amounts outstanding under the 2006 Term Loan bear interest at a rate of prime plus 2.25%. Under certain conditions, any borrowings under our 2006 Term Loan will be reserved against the availability of the Revolver. $1,500,000 was borrowed against 2006 Term Loan as of December 31, 2006, but was repaid in January 2007. On February 1, 2007, we entered into a First Loan Modification Agreement with SVB, whereby the Amended and Restated Loan and Security Agreement was amended to allow for one term loan in addition to the one that was drawn in December 2006 and repaid in January 2007. The additional term loan provided under the First Loan Modification Agreement is in an amount up to $1,500,000, available until March 31, 2007.

We are expanding our partnership channel, with particular emphasis on the development of relationships with mobile computer equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. With the introduction of VLP and VoxBrowser, independent third-party partners are able to develop and deliver voice-enabled logistics solutions on other manufacturers’ hardware. As a result of the partner relationships and product offerings, a greater percentage of revenue is likely to be derived from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. However, by being farther removed from the end customer of our VoiceLogistics solutions, a similar mix in sales may yield overall lower margins, and we may experience increased days to collect accounts receivable, thereby impacting cash availability.

As a result of a favorable reaction from both partners and end customers to our VLP software and strategy for voice-enabling third party mobile computers, we are increasing the rate of spending on research and development to further enhance our VLP product line. While these enhancements were principally intended to further empower third party solution providers, a portion of these resources supported further integration of our VLP software tools into solutions we provide directly to end customers, an area where we believe there is potential to improve both revenue and costs in the coming periods.

In an effort to realign resources away from labor intensive, highly customized software solutions in favor of more productized offerings, the Company enacted a cost restructuring plan in November 2006. We eliminated 21 staff positions through attrition and a reduction in force, representing approximately 24% of our workforce. Positions eliminated during the three months ended December 31, 2006 were primarily focused on the development, support and marketing of our older VLE product line. We expect this lower staff size will yield savings in labor related costs in excess of $1,200,000 per year, but will be partially offset by increased costs to enhance and market our VLP product line generated primarily through third-party resources.

We believe that we have adequate capital resources available to fund our operations through December 31, 2007. Our business plans for the current fiscal year estimate quarterly revenues will increase from the six months ended December 31, 2006 during the second half of the fiscal year. Our customer base continues to expand, with existing customers expected to implement VoiceLogistics in additional sites as they experience favorable results with our products, and new customers brought to us through VARs and other channel partners. We expect the majority of fiscal year 2007 revenues will come from existing customers, but partnership channels established during the six months ended December 31, 2006 are expected to begin contributing to our revenues during the fiscal year 2007. As of December 31, 2006, $1,500,000 was available under our working capital line of credit with SVB for short-term operating needs. In addition, we believe we are able to raise additional capital through either new equity or debt financing arrangements, and may elect to utilize such an arrangement to fund further expansion of our operations.

Dilutive Effect of Options and Warrants

As of December 31, 2006, 12,000,000 shares of our Common Stock were authorized, of which 6,264,844 were issued and outstanding. The following table summarizes the dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike price exceeds the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of December 31, 2006

Common stock issued and outstanding as of December 31, 2006	6,264,844

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,158,121
Outstanding options to purchase common stock *	1,151,445

Common stock plus dilutive instruments outstanding	8,574,410

Options to purchase common stock available to issue
pursuant to various stock option plans	156,676

Common stock outstanding if all dilutive instruments
are converted and exercised	8,731,086

*	Includes all "in-the-money" and "out-of-the-money" warrants and options.

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

Risks Relating to Our Business and Operations

If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. During the six months ended December 31, 2006, the net loss applicable to common stockholders of $2,712,000 contributed to an accumulated deficit of $76,101,000 as of December 31, 2006. If we continue to incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. In addition, we plan to continue to increase spending on research and development, along with sales and marketing, at levels higher than in the recent past, and possibly disproportionate to revenue, thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

If we cannot raise adequate capital in the future, we may be unable to continue our product development, marketing and business, generally. We anticipate investing significant resources to fund future operations, including product development and marketing. During fiscal year 2007, we may need to raise additional capital to fund future operations. Funding in the form of either debt or equity, from any source, may not be available when needed or on favorable terms. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit, delay, scale-back or eliminate product development programs, marketing or other activities. We might be forced to sell or license our technologies. Any of these actions might harm our business. If additional financing is obtained, the financing may be dilutive to our current stockholders.

We rely substantially on key customers. Our customer base is highly concentrated. One customer accounted for 30% of our total revenues for the six months ended December 31, 2006. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

If our VoiceLogistics family of products is not successful in the market, we will not be able to generate substantial revenues or achieve sustained profitability. Our success is substantially dependent on the success of our VoiceLogistics family of products. If the market accepts our VLP products, these products will account for the vast majority of our net revenue in the future. If our VLP products are unsatisfactory, or if we are unable to generate significant demand for these products, or if we fail to develop other significant products, our business will be materially and adversely affected.

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

We are relying on third-party hardware manufacturers to develop and bring to market portable voice-compatible computer equipment on which to run our software. Sales of our VLP and VoxBrowser software products depend, in part, upon the delivery by third-party hardware manufacturers of robust Voxware-certified mobile computing devices with sufficient memory, voice capabilities and form factor. While we anticipate the entrance of numerous such devices in the marketplace in the future, our customers seeking best-of-breed hardware units to drive our software currently have a limited selection from which to choose. We cannot assure you that third-party manufacturers will develop and market hardware units compatible with our software on a timely basis, if at all.

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

If we cannot deliver RoHS compliant equipment, our sales to customers in the European Union countries will be harmed. The Restriction of Hazardous Substances Directive, or RoHS, was adopted by the European Union, or EU, and took effect on July 1, 2006. RoHS restricts the use of six hazardous materials in the manufacture of various types of electronic and electrical equipment. Non-compliant electronic equipment may continue to be distributed only if it was already in the EU marketplace as of July 1, 2006. Such equipment may no longer be imported into EU countries after that date. We expect to deliver RoHS compliant versions of our VLS-410 wearable computer and related accessories during fiscal 2007. Likewise, RoHS compliant versions of certified terminals distributed by LXE, Inc. and Symbol Technologies, Inc., among other vendors, are also expected to be available during fiscal 2007. While we hold in Europe an inventory of non-compliant VLS-410 units that are available for sale to our customers, we cannot assure you that this inventory is sufficient to meet the demand for sales of these units through June 2007. We also cannot assure you that we will not experience delays in delivering RoHS compliant equipment certified to operate VoiceLogistics software. If this inventory proves to be insufficient, or if we experience delays in delivering RoHS compliant equipment, we may lose opportunities to sell our hardware and related software and professional services to customers in EU countries.

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

Risks Relating to Our Securities

The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock traded as high as $7.00 and as low as $3.00 per share between July 1, 2006 and December 31, 2006. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

A significant portion of our total outstanding shares of Common Stock may be sold in the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market of such sales, may have a material adverse effect on the market price of our Common Stock. On October 25, 2005, we registered 1,084,383,899 shares (7,229,226 shares after giving effect to the Reverse Split) of Common Stock, including an aggregate of 193,070,922 shares (1,287,139 shares after giving effect to the Reverse Split) of Common Stock issuable upon the exercise of warrants. We also previously registered all shares of Common Stock that we may issue under our employee benefit plans. Sales of outstanding shares, when sold, could reduce the market price of our Common Stock.

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of January 31, 2007, these shares include:

•	approximately 22,294 shares of our Common Stock owned by our executive officers and directors; and

•
approximately 2,285,491 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of January 31, 2007, our executive officers, directors and affiliated entities together beneficially own approximately 3,744,382 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

As of December 31, 2006, we did not satisfy the requirements for continued listing on the NASDAQ Capital Market, and continued periods of operating losses may adversely affect our ability to maintain minimum required values of stockholders’ equity or Common Stock market value. If we are unable to satisfy the criteria to maintain listing of our Common Stock, our Common Stock could be subject to delisting. Trading, if any, of our Common Stock would thereafter be conducted on the OTC Bulletin Board or in the so-called “Pink Sheets”. As a consequence, it would be far more difficult for our stockholders to trade in our Common Stock and it may be more difficult to obtain accurate and current information concerning market prices for our Common Stock.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB 108, “Quantifying Misstatements in Financial Statements.” Under SAB 108, we are required to use a combination of the two previously-acceptable approaches for quantifying misstatements, and to adjust our financial statements if this combined approach results in a conclusion that an error is material. SAB 108 is effective for the Company as of July 1, 2007. We are currently assessing the impact of SAB 108.

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes during the quarter ended December 31, 2006 in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, was held on November 22, 2006. There were present in person or by proxy stockholders holding an aggregate of 4,831,681 shares of common stock out of a total of 6,262,844 shares of common stock issued an outstanding and entitled to vote at the Annual Meeting.

The matters that were voted on at the Annual Meeting were:

(A) A proposal to elect the following nominees as Class III Directors to serve until the 2009 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified:

Joseph A. Allegra
James L. Alexandre; and
Donald R. Caldwell;

(B) A proposal to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2007.

The results of the votes of the Annual Meeting were as follows:

	Number of Shares of Common Stock
Proposal	For	Withheld
Election of the following nominees as Class III Directors:
Joseph A. Allegra	4,827,825	3,856
James L. Alexandre	4,830,666	1,015
Donald R. Caldwell	4,828,333	3,348

	Number of Shares of Common Stock
Proposal	For	Against	Abstain
Ratification of the appointment of BDO Seidman LLP, as our independent registered public accounting firm for the year ending June 30, 2007:	4,830,621	873	187

Accordingly, our stockholders elected Messrs. Allegra, Alexandre and Caldwell to serve as Class III Directors until our 2009 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified. Each of the following directors who were not up for re-election at the Annual Meeting continue to serve as directors since the Annual Meeting: David B. Levi, Robert Olanoff and Michael Janis.

Thomas J. Drury, Jr., our former President, Chief Executive Officer and director, was to stand for re-election as a Class III Directors at the Annual Meeting, but On October 31, 2006, Mr. Drury tendered his resignation as President, Chief Executive Officer and as a director, effective on October 31, 2006. Mr. Drury’s resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices.

Our stockholders also approved the ratification of BDO Seidman LLP, as our independent registered public accounting firm for the year ending June 30, 2007.

Item 5.   Other Information

On November 22, 2006, at a meeting of our Board of Directors, Scott J. Yetter, our President, was appointed to our Board of Directors as a Class I Director, to serve until the our 2007 Annual Meeting of Stockholders, or until his successor has been duly elected and qualified.

On January 19, 2007, David B. Levi announced his resignation, effective immediately, as a member of our Board of Directors, chairman and member of the Audit Committee of the Board of Directors and member of the Compensation Committee of the Board of Directors. Mr. Levi’s resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices.

On January 25, 2007, at a meeting of the Board of Directors, it was determined that Michael Janis qualified as an “independent director” under NASDAQ Stock Market LLC rules and Rule 10A-3 under the Securities Exchange Act of 1934. As a result, Mr. Janis was appointed by the Board of Directors as a member of the Audit Committee of the Board of Directors, or the Audit Committee. At that same meeting, Robert Olanoff, a current member of the Audit Committee, was elected chairman of the Audit Committee and found, given his educational and professional experience, to meet the definition of an “audit committee financial expert” as defined in item 401(h) of Regulation S-K.

On February 1, 2007, we entered into a First Loan Modification Agreement with Silicon Valley Bank, whereby the Amended and Restated Loan and Security Agreement dated as of January 3, 2007 was amended to allow for an additional term loan in an amount up to $1,500,000, available until March 31, 2007.

Item 6.   Exhibits

(a)    Exhibits

Exhibit Number	Description

10.1
Amended and Restated Loan and Security Agreement dated as of January 3, 2007 and effective as of December 29, 2006 between Silicon Valley Bank and Voxware, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2007).

10.2
Amendment to Loan Arrangement with Voxware, Inc. dated as of January 3, 2007, from Verbex Acquisition Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2007).

10.3*	First Loan Modification Agreement, dated as of February 1, 2007, by and between Voxware, Inc. and Silicon Valley Bank.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2007

VOXWARE, INC. (Registrant)

By:	/s/ Scott J. Yetter
Scott J. Yetter, President (Principal Executive Officer)

By:	/s/ Paul Commons
Paul Commons, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
Amended and Restated Loan and Security Agreement dated as of January 3, 2007 and effective as of December 29, 2006 between Silicon Valley Bank and Voxware, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2007).

10.2
Amendment to Loan Arrangement with Voxware, Inc. dated as of January 3, 2007, from Verbex Acquisition Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2007).

10.3*	First Loan Modification Agreement, dated as of February 1, 2007, by and between Voxware, Inc. and Silicon Valley Bank.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed herewith.