Form 10QSB
period 2007-03-31
VOXWARE INC
filed 2007-05-01
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of March 31, 2007.

Class	Number of Shares
___________________________	_________________

Common Stock, $0.001 par value	6,321,636

Transitional Small Business Disclosure Format (check) one: Yes ☐ No ☒

VOXWARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
For Quarter Ended March 31, 2007

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

Item 1. Financial Statements
 Voxware, Inc. and Subsidiaries
 Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2007	June 30, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,509	$6,909
Accounts receivable, net of allowance for doubtful accounts of $135 and
$184 at March 31, 2007 and June 30, 2006, respectively	3,152	2,394
Inventory, net	277	629
Deferred project costs	110	54
Prepaids and other current assets	149	85
Total current assets	9,197	10,071

PROPERTY AND EQUIPMENT, NET	337	388
OTHER ASSETS
Deferred financing costs, net	-	88
Capitalized software development costs	-	45
Other assets, net	64	54
Total other assets	64	187
TOTAL ASSETS	$9,598	$10,646

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$682	$503
Line of credit	-	1,300
Accounts payable and accrued expenses	2,685	2,312
Deferred revenues	2,560	1,951
Total current liabilities	5,927	6,066
Long-term debt, net of current maturities	1,115	253
Total liabilities	7,042	6,319

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 12,000,000 shares authorized as of
March 31, 2007 and June 30, 2006; 6,321,636 and 6,262,844
shares issued and outstanding at March 31, 2007 and
June 30, 2006, respectively	6	6
Additional paid-in capital	77,981	77,713
Accumulated deficit	(75,415)	(73,389)
Accumulated other comprehensive loss	(16)	(3)
Total stockholders' equity	2,556	4,327
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,598	$10,646

The accompanying notes are an integral part of these consolidated financial statements.

 Voxware, Inc. and Subsidiaries
 Consolidated Statements of Operations
 (in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Product revenues	$3,628	$1,878	$7,772	$9,351
Services revenues	1,160	803	2,744	2,642
Total revenues	4,788	2,681	10,516	11,993

COST OF REVENUES
Cost of product revenues	1,125	688	2,550	2,958
Cost of service revenues	590	810	2,039	2,782
Total cost of revenues	1,715	1,498	4,589	5,740

GROSS PROFIT	3,073	1,183	5,927	6,253

OPERATING EXPENSES
Research and development	663	864	1,989	2,501
Sales and marketing	1,203	1,372	3,872	3,786
General and administrative	551	1,074	2,115	3,211
Total operating expenses	2,417	3,310	7,976	9,498

OPERATING INCOME (LOSS)	656	(2,127)	(2,049)	(3,245)

INTEREST INCOME (EXPENSE), NET	29	(1)	23	(47)

INCOME (LOSS) BEFORE INCOME TAXES	685	(2,128)	(2,026)	(3,292)

(PROVISION FOR) BENEFIT FROM INCOME TAXES	-	(2)	-	228

NET INCOME (LOSS)	685	(2,130)	(2,026)	(3,064)
Dividends-Series D Convertible Preferred Stock	-	-	-	(80)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$685	$(2,130)	$(2,026)	$(3,144)

NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON STOCKHOLDERS
Basic	$0.11	$(0.34)	$(0.32)	$(0.59)
Diluted	$0.10	$(0.34)	$(0.32)	$(0.59)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE
Basic	6,287	6,263	6,271	5,374
Diluted	6,825	6,263	6,271	5,374

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (in thousands)

	Nine Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,026)	$(3,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155	137
Provision for doubtful accounts	-	80
Share based compensation charges	127	1,208
Capitalized software development costs	45	-
Amortization of deferred financing costs	88	135
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(771)	609
Inventory	352	(75)
Deferred project costs	(56)	53
Prepaids and other current assets	(64)	(73)
Other assets, net	(10)	(13)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	373	(547)
Deferred revenues	609	(60)
Net cash used in operating activities	(1,178)	(1,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(105)	(281)
Proceeds from disposal of property and equipment	1	-
Capitalized software development costs	-	(45)
Net cash used in investing activities	(104)	(326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	3,000	-
Proceeds from short-term borrowings	1,800	347
Repayment of long-term debt	(1,959)	(500)
Repayment of short-term borrowings	(3,100)	(1,000)
Purchase of fractional shares created by reverse stock split	-	(15)
Proceeds from equity financing	-	6,190
Proceeds from exercise of stock options and warrants	141	58
Net cash (used in) provided by financing activities	(118)	5,080

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,400)	3,144
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,909	3,639
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,509	$6,783

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$38	$51
Conversion of Series D convertible preferred stock into common stock	$-	$650
Issuance of common stock in payment of Series D preferred stock dividends	$-	$80

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Series D Preferred
	Number of Shares	Stated Value Amount	Common Stock Number of Shares	Par Value $.001 Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance, June 30, 2005	649,621,940	$650	521,354	$1	$66,773	$(66,626)	$12	$810
Amortization of deferred
employee compensation	-	-	-	-	1,208	-	-	1,208
Conversion of Series D preferred
stock into common stock	(649,621,940)	(650)	4,330,813	4	646	-	-	-
Issuance of common stock in
settlement of accrued divdends
to Series D preferred stock	-	-	12,685	-	-	-	-	-
Issuance of common stock for
cash, net of transaction costs	-	-	1,375,000	1	6,189	-	-	6,190
Exercise of stock options
and stock warrants	-	-	23,705	-	58	-	-	58
Cash paid in lieu of issuing
fractional shares due to reverse
stock split	-	-	(713)	-	(15)	-	-	(15)

Comprehensive loss:
Net loss	-	-	-	-	-	(3,064)	-	(3,064)
Foreign currency translation
adjustment	-	-	-	-	-	-	(30)	(30)
Total Comprehensive loss								(3,094)
Balance, March 31, 2006	-	$-	6,262,844	$6	$74,859	$(69,690)	$(18)	$5,157

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Continued)
(in thousands, except share data)
(unaudited)

	Series D Preferred
	Number of Shares	Stated Value Amount	Common Stock Number of Shares	Par Value $.001 Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance, June 30, 2006	-	$-	6,262,844	$6	$77,713	$(73,389)	$(3)	$4,327
Share-based compensation	-	-	-	-	127	-	-	127
Exercise of stock options	-	-	58,792	-	141	-	-	141

Comprehensive loss:
Net loss	-	-	-	-	-	(2,026)	-	(2,026)
Foreign currency translation
adjustment	-	-	-	-	-	-	(13)	(13)
Total Comprehensive loss								(2,039)

Balance, March 31, 2007	-	$-	6,321,636	$6	$77,981	$(75,415)	$(16)	$2,556

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
1. Basis of Presentation

The unaudited interim financial statements of Voxware, Inc. and Subsidiaries (“Voxware” or the “Company”) for the three and nine months ended March 31, 2007 and 2006 included herein, have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

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

The consolidated statements of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007, or any other future period.

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

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in the Company’s consolidated balance sheets, and the amounts of revenues and expenses reported for each of its fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, warranty costs, impairments, inventory, share-based compensation and income taxes. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Voxware, Inc. and its wholly-owned subsidiaries, Verbex Acquisition Corporation and Voxware n.v. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9. SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, applies to the initial site implementation for certain customers requiring significant customization to our software. Revenues from hardware product sales and software license fees generally are recognized upon shipment of hardware and software, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of customized software development, as typically occurs for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Agreements with channel partners typically do not include an acceptance period, so revenues from the sale of hardware and licensing of software to channel partners are recognized upon shipment. Vendor-specific evidence of the fair value exists for certain hardware elements sold separately. Vendor-specific objective evidence of the fair value of certain hardware and software elements not sold separately is determined using the residual method. Vendor-specific evidence of the fair value of postcontract customer support (“PCS”) arrangements is based on annual renewal rates charged for these services. Service revenues for professional services fees are generally recognized upon completion of implementation, or over the period in which such services are rendered, provided there are no significant post-delivery obligations connected with such services.

Deferred revenues consist of unearned customer deposits and PCS arrangements. Customer deposits are recognized as revenue upon customer acceptance of the underlying product and services in conjunction with the recognition of deferred project costs. PCS arrangements include extended hardware warranty, software maintenance revenues and depot management service fees. These arrangements, which sometimes include amounts bundled with initial revenues, are deferred upon invoicing and recognized as revenues over the term of the warranty or service period, which is typically one year. Maintenance revenues, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year.

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

Research and Development

Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines technological feasibility as the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to SFAS 86, the working model is generally deemed to exist with commencement of beta testing. No costs associated with the development of software products were capitalized during the three months and nine months ended March 31, 2007.

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

Net Income (Loss) Per Share

The Company computes net income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic income (loss) per share is calculated by dividing net income (loss) less preferred stock dividends by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) less preferred stock dividends by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. For the three months ended March 31, 2007, diluted earnings per share assumes the exercise of in-the-money stock options and warrants in the aggregate amount of approximately 1,478,000 shares. As the Company had a net loss applicable to common stockholders for the three and nine months ended March 31, 2006 and the nine months ended March 31,

2007, the impact of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 1,478,000 shares and 1,983,000 shares at March 31, 2007 and 2006, respectively, is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

Comprehensive Loss

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income (loss). The only items of other comprehensive income of the Company in the three and nine months ended March 31, 2007 and 2006 are foreign currency translation adjustments.

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

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on July 1, 2008. The Company is currently assessing the impact of SFAS 159.

Reclassifications

Certain amounts contained in the accompanying fiscal 2006 consolidated financial statements have been reclassified to conform to the fiscal 2007 presentation.

3. Inventory

	March 31, 2007	June 30, 2006
	(in thousands)
Raw materials	$45	$42
Work in process	53	400
Finished goods	237	236
Less: inventory reserve	(58)	(49)
Inventory - net	$277	$629

4. Series D Preferred Stock, Series D Preferred Stock Warrants, Common Stock and Common Stock Warrants

In fiscal years 2003 and 2004, the Company issued Series D Preferred Stock through a series of private placements. The Series D Preferred Stock had a 7% dividend payable in cash or equity, at the election of the Company, and each share of Series D Preferred Stock was convertible into one share of the Company’s Common Stock at an initial conversion price of $0.015 per share. From July 1, 2005 through August 10, 2005, 605,851 shares of Series D Preferred Stock were converted into 605,851 shares (4,039 shares after giving effect to the Reverse Split) of Common Stock.

In August 2005, the Company conducted a private placement of 206,249,997 shares (1,375,000 shares after giving effect to the Reverse Split) of its Common Stock at a price of $0.032 per share ($4.80 per share after giving effect to the Reverse Split) to certain accredited investors. Aggregate proceeds to the Company were approximately $6,200,000, net of expenses and commissions. In connection with this transaction, the holders of a majority of the Company’s Series D Preferred Stock agreed to convert all of the Company’s outstanding shares of Series D Preferred Stock into shares of the Company’s Common Stock. As a result, 649,016,089 shares of Series D Preferred Stock were converted into 649,016,089 shares (4,326,774 shares after giving effect to the Reverse Split) of Common Stock and 1,902,857 shares (12,685 shares after giving effect to the Reverse Split) of the Company’s Common Stock was issued in lieu of paying cash dividends on the Series D Preferred Stock for the period July 1, 2005 through August 11, 2005. Further, the holders of a majority of the Company’s Series D Preferred Stock agreed to amend and restate all of the Company’s outstanding warrants to purchase shares of Series D Preferred Stock into warrants to purchase shares of Common Stock of the Company. In addition, certain holders of Series D Preferred Stock waived their right to receive options to purchase up to an aggregate of 18,666,667 shares (124,444 shares after giving effect to the Reverse Split) of Common Stock as a result of delays in registering shares issued under the 2003 and 2004 sales of Series D Preferred Stock.

As of March 31, 2007, the Company had warrants outstanding to purchase 1,158,121 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $5.76 per share. Of the warrants outstanding as of March 31, 2007, 1,112,093 were granted in conjunction with the 2003 and 2004 private placements, 43,527 were granted in conjunction with the August 2005 private placement, and 2,501 were granted in conjunction with other transactions. The first of these warrants were exercisable in April 2000 and the last expire April 2014.

5. Borrowings

On December 30, 2003, the Company entered into a credit facility (the “SVB Facility”) with Silicon Valley Bank (“SVB”). The SVB Facility initially provided the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and a $500,000 working capital facility. The term loan was payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB Facility bore interest at a rate of prime (8.25% as of March 31, 2007) plus 0.5% per annum, and was secured by all of the Company’s assets, including its intellectual property, and a guarantee by the Company’s two largest stockholders. In exchange for the SVB Facility guarantee, the stockholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants were exercisable into shares of the Company’s Series D Preferred Stock at an exercise price of $0.015 per share. As a result of the August 2005 Private Placement, these warrants were converted into warrants to purchase 133,333,333 shares (888,889 shares after giving effect to the Reverse Split) of Common Stock at an exercise price of $0.015 per share ($2.25 per share shares after giving effect to the Reverse Split). The SVB Facility contains certain covenants, all of which the Company is in compliance with as of March 31, 2007.

The Company engaged Hempstead & Co. as its valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., the Company recorded a deferred financing asset of $500,000 on its balance sheet as of December 31, 2003. This deferred asset was amortized over 36 months commencing on January 1, 2004, and was fully amortized on December 31, 2006.

On May 28, 2004, the Company entered into a modification agreement with SVB to the SVB term loan, deferring the seven monthly principal payments originally scheduled to occur from June 1, 2004 through December 1, 2004. Commencing on January 1, 2005, and over the remaining twenty-four (24) payments, the deferred principal payments were amortized and added to the original principal payment amount. On December 8, 2004, the Company entered into a second loan modification agreement with SVB wherein, among other factors, the working capital line of credit was renewed to December 27, 2005 and increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability was determined by subtracting from $2,000,000 the amount outstanding under the term loan. Effective January 1, 2005, the monthly principal payment under the term loan was approximately $56,000. These monthly principal payments under the term loan had the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate was at prime plus 0.5%, with a floor rate of prime at 4.5%. The final term loan payment was made on December 1, 2006.

On November 9, 2005, the Company entered into a third loan modification agreement with SVB, providing the Company with a line of credit of up to $1,000,000 (the “Equipment Line”) to finance the acquisition of certain eligible equipment purchased on or after April 1, 2005. The Company first drew upon the Equipment Line on December 16, 2005, and was required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of March 31, 2007 was $297,000.

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

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB (the “2006 Facility”), providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit (the "Revolver") and a $1,500,000 Non-Formula Term Loan (the "2006 Term Loan") to fund the Company's anticipated working capital needs. The Revolver is available until October 31, 2007. The 2006 Term Loan is to be repaid in thirty-six (36) equal monthly payments of principle and interest, commencing on April 1, 2007.

On January 3, 2007, with the effective date of December 29, 2006, the Company entered into an Amended and Restated Loan and Security Agreement with SVB amending the 2006 Facility by extending the Revolver to December 28, 2007 and amending certain covenants. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. The availability under the Revolver is limited to a borrowing base advance rate that is 75% against Eligible Accounts (as such term is defined in the Revolver). Amounts outstanding under the Revolver bear interest at a rate of prime plus 1.75%. Upon two consecutive quarters of profitability, the interest rate will be reduced to a rate of prime plus 0.5%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at March 31, 2007. Amounts outstanding under the 2006 Term Loan bear interest at a rate of prime plus 2.25%. Under certain conditions, any borrowings under the Company's 2006 Term Loan will be reserved against the availability of the Revolver. $1,500,000 was borrowed against the 2006 Term Loan in December 2006, but was repaid in January 2007. On February 1, 2007, the Company entered into a First Loan Modification Agreement with SVB, whereby the Amended and Restated Loan and Security Agreement was amended to allow for one term loan in addition to the one that was drawn in December 2006 and repaid in January 2007. The additional term loan provided under the First Loan Modification Agreement is in an amount up to $1,500,000, which was fully utilized at March 31, 2007.

Future minimum payments under the credit facility are as follows as of March 31, 2007 (in thousands):

	Silicon Valley Bank
	Term Loan	Equipment Line	Working Line of Credit	Total

Short Term	$500	$182	$-	$682
Long Term:
Fiscal year 2008	167	49		216
Fiscal year 2009	500	66		566
Fiscal year 2009	333			333
Total Debt	$1,500	$297	$-	$1,797

6. Stock Options and Stock Based Compensation

Stock Option Plans

As of March 31, 2007, options to purchase 2,969 shares of Common Stock were outstanding pursuant to the 1994 Stock Option Plan as amended (“1994 Plan”). These options may be exercised at prices ranging from $5.25 to $881.25 per share. There are no additional shares available for future option grants under the 1994 Plan. The period which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

Additionally, options to purchase 417 shares of Common Stock were outstanding as of March 31, 2007 pursuant to the 1998 Stock Option Plan for Outside Directors (“1998 Plan”), which was approved by the Company’s stockholders in January 1998. These options may be exercised at prices ranging from $140.70 to $562.50 per share. There were 483 shares available for future option grants under the 1998 Plan as of March 31, 2007. All options granted under the Outside Directors Plan shall be exercisable as to one-twelfth of the shares issued under each option on the last day of each of the 12 three-month periods immediately following the applicable grant date.

In June 2003, the Company’s stockholders approved the 2003 Stock Option Plan (“2003 Plan”). Pursuant to the 2003 Plan, the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. As of March 31, 2007, options to purchase 999,873 shares of Common Stock were outstanding under the 2003 Plan. Of such options, 50,556 shares were granted to non-employee directors of the Company. The period during which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

Information regarding option activity for the nine months ended March 31, 2007 under the option plans is summarized below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Instrinsic Value
Options outstanding as of June 30, 2006	1,099,992	$4.959	8.80
Granted	186,444	3.644
Exercised	(58,792)	2.396
Forfeited	(224,385)	5.849
Expired	-	-
Options outstanding as of March 31, 2007	1,003,259	$4.666	5.18	$-

Options exercisable as of March 31, 2007	901,453	$4.665	4.73	$-

Aggregate intrinsic value was calculated based on the Company’s closing Common Stock price as of March 31, 2007 of $2.49 per share. The weighted average remaining contractual term of outstanding options decreased from June 30, 2006 to March 31, 2007 due to vested options of individuals whose employment terminated between October 1, 2006 and March 31, 2007. Under the terms of the various stock option grants, these options are forfeited if not exercised within 90 to 180 days of the termination of employment. As a result, approximately 525,000 options originally scheduled to expire at various dates through June 1, 2016 were either exercised or forfeited, or will be exercised or forfeited by April 30, 2007.

A summary of the status of the Company’s nonvested options as of March 31, 2007 and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Grant-Date Fair Value
Nonvested options outstanding as of June 30, 2006	40,416	$250,482
Granted	81,667	276,542
Vested	(13,055)	(81,582)
Forfeited	(7,222)	(48,865)
Nonvested options outstanding as of March 31, 2007	101,806	$396,577

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

Prior to July 1, 2006, the Company applied the pro forma disclosure requirements under SFAS 123 and accounted for its share-based employee compensation using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. In the event that options were granted prior to July 1, 2006 at a price below the trading value on the date of grant, the difference was recorded as deferred employee compensation and amortized over the vesting period of the option. Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the three and nine months ended March 31, 2007 includes: (a) compensation cost for the unvested portion of all share-based payments granted prior to July 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share-based payments unvested as of July 1, 2006, or granted, modified or settled subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated, although share-based compensation reported in fiscal year 2006 as a separate line item within operating expenses on the consolidated statement of operations was reclassified for the current consolidated statement of operations with other forms of compensation within the various categories of cost of revenues and operating expenses. The statement of operations for the nine months ended March 31, 2007 includes two components of non-cash share-based compensation in the aggregate of $127,000 consisting of: (a) share-based compensation in the amount of $30,000 recorded for stock options granted prior to July 1, 2007, and (b) share-based compensation in the amount of $97,000 for options unvested as of July 1, 2006 or granted subsequent to July 1, 2006 and vesting during the nine months ended March 31, 2007.

The consolidated statement of operations includes amortization of share-based compensation in the amount of $399,000 and $1,208,000, respectively, for the three and nine months ended March 31, 2006 in accordance with APB 25.

For the nine months ended March 31, 2007, the Company recorded share-based compensation expense of approximately $97,000 for stock options that were unvested as of July 1, 2006, and those options that were granted during the nine months ended March 31, 2007. As of March 31, 2007, the Company had $245,000 of unrecognized compensation expense that will be recognized as share-based compensation over a weighted average period of 1.4 years. No stock options were granted during the three months ended March 31, 2007. The weighted average per share fair value of stock options granted were $3.39 during the nine months ended March 31, 2007. The weighted average per share fair value of stock options granted were $5.43 and $5.62, respectively, during the three and nine months ended March 31, 2006.

The statement of operations includes total share-based employee compensation charges in the amount of $42,000 and $127,000, respectively, for the three and nine months ended March 31, 2007, and $399,000 and $1,208,000, respectively, for the three and nine months ended March 31, 2006, charged to operations as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Cost of product revenues	$-	$1	$-	$$4
Cost of service revenues	-	11	-	34
Research and development	-	27	-	101
Sales and marketing	-	35	7	103
General and administrative	42	325	120	966
	$42	$399	$127	$1,208

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to options granted during the three and nine months ended March 31, 2006. Since share-based compensation expense for the three and nine months ended March 31, 2007 was calculated under the provision of SFAS 123R, there is no disclosure of pro forma net loss and net loss per share for that period. For purposes of the pro forma disclosure for the three and nine months ended March 31, 2006 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model.

	Three Months Ended	Nine Months Ended
(in thousands, except share data)	March 31, 2006	March 31, 2006

Net loss applicable to common stockholders:
As reported	$(2,130)	$(3,144)
Add:	399	1,208
Stock-based employee compensation included in net loss
Less:
Stock-based compensation expense determined under
fair-value method for all awards, net of related tax effects	(387)	(1,154)

Pro forma net loss applicable to common stockholders	$(2,118)	$(3,090)

Net loss per share applicable to common stockholders - basic and diluted
As reported:	$(0.34)	$(0.59)
Pro forma:	$(0.34)	$(0.57)

Weighted average number of shares outstanding for use in computing
net loss per share applicable to common stockholders	6,263	5,374

In anticipation of implementing SFAS 123R, the Company elected to accelerate the vesting of all unvested stock options held by its employees as of June 30, 2006. As a result of the accelerated vesting, options to purchase 672,323 shares of Common Stock became exercisable on that date. The fourth quarter of fiscal year 2006 compensation expense included a charge of $2,463,000 due to the accelerated vesting of options, which did not impact the three or nine months ended March 31, 2006.

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

The fair value of each option granted during the three and nine months ended March 31, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Dividend yield	-	-	-	-
Expected volatility	-	156%	101%	100%-156%
Risk-free interest rate	-	4.31% - 4.52%	4.69% - 4.76%	3.76% - 4.52%
Expected life	-	6.1 years	6.1 years	6.1 - 8.0 years

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

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures upon occurrence as permitted under SFAS 123. However the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company estimates annual forfeiture rates of 10.2% for stock options granted to members of the board of directors, 8.1% for options granted to officers, and 6.9% for options granted to other staff. As of March 31, 2007, there are unvested options for approximately 102,000 shares and management estimates 9,000 will ultimately be forfeited.

7. Commitments and Contingencies

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $123,000 and $388,000 for the three and nine months ended March 31, 2007, respectively, and $123,000 and $364,000 for the three and nine months ended March 31, 2006, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of March 31, 2007 are as follows:

(in thousands)
Three months ending June 30, 2007	$117
Year ending June 30, 2008	115
Year ending June 30, 2009	42
Year ending June 30, 2010	14
$288

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition.

At March 31, 2007, the Company had a three-year employment agreement with one of its executive officers. The agreement, which expires in June 2007, provides for a minimum salary level, adjusted annually at the discretion of the Board of Directors, and a bonus based upon the Company’s performance as measured against a business plan approved by the Company’s Board of Directors.

8. Subsequent Events

On February 15, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market, Inc., or NASDAQ, indicating that the NASDAQ staff had determined that we did not comply with or satisfy NASDAQ Marketplace Rule 4310(c)(2)(B) for continued listing on the NASDAQ Capital Market, which requires that we maintain minimum stockholders equity of $2,500,000 or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On March 2, 2007, we provided the NASDAQ staff with our specific plan to achieve and sustain compliance with the NASDAQ Capital Market listing requirements, including the time frame for completion of the plan.   In response thereto, we received, on March 23, 2007, a determination from the NASDAQ staff a notice denying our request for continued listing on the NASDAQ Capital Market (the "Determination"), as a result of our failure to comply with or satisfy NASDAQ Marketplace Rule 4310(c)(2)(B). In response to the Determination, we requested a hearing before the NASDAQ Listing Qualifications Panel, or the Panel, to appeal the Determination and seek continued listing on the NASDAQ Capital Market. We were granted a hearing before the Panel, scheduled for May 10, 2007. In the meantime, our request for the hearing before the Panel will stay NASDAQ's determination at least until the hearing is held, with our securities continuing to be listed and traded on the NASDAQ Capital Market. After the hearing, the Panel will render a formal decision on this matter. In order to assist the Company’s efforts to sustain compliance with NASDAQ Marketplace Rule 4310(c)(2)(B), certain stockholders agreed in April 2007 to exercise warrants to purchase Common Stock if requested in writing by Company. Under the terms of the agreement, the stockholders will, upon written request from the Company, exercise warrants to purchase up to 354,322 shares of Common Stock on or before June 30, 2008. In the event that all of the warrants are exercised, the Company will receive cash proceeds increasing stockholders equity by $500,000. Although the we are confident that we are able to comply with and satisfy NASDAQ Marketplace Rule 4310(c)(2)(B), we can give you no assurance that NASDAQ will accept our appeal.

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

The VoiceLogistics® solution is a combination of software, hardware and professional services available through two productized offerings. Our flagship product, VoiceLogistics Pro™, or VLP™, is a suite of tools enabling non-programmers to design, develop and integrate voice-based logistics solutions. VoiceLogistics Express™, or VLE, is a standard application suite for enhancing distribution center workforce performance for a variety of logistics functions. While we continue to deliver and support both solutions, our marketing and development efforts are focused primarily on VLP. Our VoxBrowser software offers our patented combination of powerful speech recognition software in VoiceXML compliant web browser technology. This is client software designed to run on a wide variety of industry-standard mobile computers devised for demanding warehouse environments. These serve as the basis for the dynamic real-time link between highly mobile logistics workers, the warehouse management system, or WMS, and supervisory personnel. We believe that our solution is unique in the industry because it is the first open standards, web-based, people-centric, interactive speech recognition technology designed to VoiceXML standards, and is engineered specifically to operate in highly demanding industrial environments. VoxBrowser allows for the development and deployment of voice-based logistics solutions independent of the hardware platform on which it operates.

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

As part of our business transition, we stopped manufacturing our own proprietary hardware, and instead have partnered with major mobile computing equipment manufacturers such as Symbol Technologies, Inc., a subsidiary of Motorola, Inc., and LXE, Inc., a subsidiary of EMS Technologies, Inc. One implication of this strategy is that we expect the portion of our revenue associated with proprietary hardware sales will diminish over time as we transition to a software-centric business model.

At the same time we have developed partnerships with key value added reseller, or VAR, and WMS companies, both in the United States and in international markets, who are incorporating our voice technology, most notably our VLP product, into their offerings. The first deliveries of solutions by partners to end customers have occurred. However, we believe it takes on average a year or more before significant revenues are generated by these partnerships, because partners must complete product integration efforts, become certified to deliver Voxware-based voice solutions, and secure customer acceptance of their initial deployments.

Critical Accounting Policies:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our consolidated balance sheets, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, warranty costs, impairments, inventory, share-based compensation and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, as amended by SOP 98-9. SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, applies to the initial site implementation for certain customers requiring significant customization to our software. Revenues from hardware product sales and software license fees generally are recognized upon shipment of hardware and software, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of customized software development, as typically occurs for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Agreements with channel partners typically do not include an acceptance period, so revenues from the sale of hardware and licensing of software to channel partners are recognized upon shipment. Vendor-specific evidence of the fair value exists for certain hardware elements sold separately. Vendor-specific objective evidence of the fair value of certain hardware and software elements not sold separately is determined using the residual method. Vendor-specific evidence of the fair value of postcontract customer support, or PCS, arrangements is based on annual renewal rates charged for these services. Service revenues for professional services fees are generally recognized upon completion of implementation, or over the period in which such services are rendered, provided there are no significant post-delivery obligations connected with such services.

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

During fiscal 2006 and prior years, we accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, or APB 25, and disclosed the pro forma effect of expensing stock options in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock Based Compensation”. Effective July 1, 2007, we adopted SFAS No. 123R, “Share-Based Payment”, an amendment of SFAS No. 123 and SFAS No. 95, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Both SFAS 123 and SFAS 123R require management to make assumptions regarding the expected life of the options, the expected volatility of the options and other items in determining estimated fair value. Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on our consolidated financial statements.

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

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006
(dollars in table are presented in thousands)

	Three Months Ended March 31, 2007	% of Total Revenue	Three Months Ended March 31, 2006	% of Total Revenue	$ Change	% Change

Product revenues	$3,628	76%	$1,878	70%	$1,750	93%
Services revenues	1,160	24%	803	30%	357	44%
Total revenues	4,788	100%	2,681	100%	2,107	79%

Cost of product revenues	1,125	23%	688	26%	437	64%
Cost of service revenues	590	13%	810	30%	(220)	(27%)
Total cost of revenues	1,715	36%	1,498	56%	217	14%

Gross profit	3,073	64%	1,183	44%	1,890	160%

Research and development	663	14%	864	32%	(201)	(23%)
Sales and marketing	1,203	25%	1,372	51%	(169)	(12%)
General and administrative	551	11%	1,074	40%	(523)	(49%)
Total operating expenses	2,417	50%	3,310	123%	(893)	(27%)

Operating income (loss)	656	14%	(2,127)	(79%)	2,783	131%

Interest income (expense), net	29	0%	(1)	(0%)	30	N/M
Income (loss) before income taxes	685	14%	(2,128)	(79%)	2,813	132%

Provision for income taxes	-	0%	(2)	(0%)	2	100%

Net income (loss)	$685	14%	$(2,130)	(79%)	$2,815	132%

Revenues

Our total revenues were $4,788,000 for the three months ended March 31, 2007 compared to total revenues of $2,681,000 for the three months ended March 31, 2006. The $2,107,000 (79%) increase in total revenues is primarily due to increases of $779,000 (172%) in software revenue, $802,000 (72%) in hardware revenues generated from the sale of units and related accessories, $205,000 (53%) in professional services, and $284,000 (45%) in software maintenance services and extended hardware warranties. Product revenues accounted for 76% of revenues during the three months ended March 31, 2007 as compared to 70% during the three months ended March 31, 2006. Service revenues accounted for 24% of revenue during the three months ended March 31, 2007 as compared to 30% during the prior year.

Product revenues include sales of software licenses, hardware units and accessories, extended hardware warranty, and royalties from our legacy speech compression technology. Total product revenues increased $1,750,000 (93%) to $3,628,000 during the three months ended March 31, 2007, from $1,878,000 in the three months ended March 31, 2006. The increase in product revenues during the three months ended March 31, 2007 was primarily due to increases in software licenses and a 59% increase in the number of hardware units sold during the three months ended March 31, 2007 and a higher average price per hardware unit. The increase in number of software licenses and hardware units sold was primarily due to an increase in completed new site implementations during the three months ended March 31, 2007 compared to completed new site implementations during the three months ended March 31, 2006. The average price per hardware unit increased due to the mix between new systems versus upgrade hardware units sold during the three months ended March 31, 2007 and 2006. Sales of upgrade hardware units bear a lower price per hardware unit because they do not include client software licenses or other components. Sales of upgrade hardware units accounted for 37% of hardware unit sales during the three months ended March 31, 2006, as compared to 6% during the three months ended March 31, 2007. As a result of the introduction of VoxBrowser and VLP products, which are not dependent on our proprietary hardware platform, we anticipate that software licenses will account for a greater percentage of product revenues in the future, with less emphasis on hardware sales. Software licenses accounted for 34% of product revenues earned during the three months ended March 31, 2007, as compared to 24% during the three months ended March 31, 2006.

Services revenues are derived from professional services fees relating to voice-based solutions and ongoing customer support activities. For the three months ended March 31, 2007, services revenues totaled $1,160,000, an increase of $357,000 (44%) from services revenues of $803,000 for the three months ended March 31, 2006. Professional services increased $205,000 (53%) from $384,000 during the three months ended March 31, 2006 to $589,000 during the three months ended March 31, 2007, reflecting an increase in the number of new site deployments completed during this period in fiscal 2007 as compared to the same period in fiscal 2006. We expect the capabilities of our VLP product will allow faster and less expensive implementations in the future. Additionally, VLP provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, we expect professional services revenues per new customer to decline in the future. Revenues from software maintenance support services increased $152,000 (36%) from $420,000 during the three months ended March 31, 2006 to $572,000 during the three months ended March 31, 2007. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold.

Cost of Revenues

Total cost of revenues increased $217,000 (14%) from $1,498,000 for the three months ended March 31, 2006 to $1,715,000 for the three months ended March 31, 2007.

Cost of product revenues increased $437,000 (64%) from $688,000 in the three months ended March 31, 2006, to $1,125,000 in the three months ended March 31, 2007. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is our manufacturing staff, which was comprised of three individuals as of March 31, 2007 and six individuals as of March 31, 2006. The increase in cost of product revenues is primarily attributable the 59% increase in hardware units sold during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. We expect software licensing to account for a higher percentage of product revenues in the future. Accordingly, cost of product revenues, as a percentage of product revenues, may gradually decline, so that our margins earned on product revenues may increase. However, such increases in gross margin percentages may be offset if end users seek to purchase third party hardware directly from us versus through third-party partners. Our margins on product revenues were 69% during the three months ended March 31, 2007, as compared to 63% during the three months ended March 31, 2006, reflecting the higher percentage of product revenue derived from software licenses during the three months ended March 31, 2007.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses. With the introduction of our VLP product and reduced emphasis on our older VLE product, less staff is needed to sell, develop and implement customized software applications. Costs incurred by customer support and professional services staff in support of our sales and research and development activities, which are classified as operating expenses in our consolidated statement of operations, decreased from $239,000 in the three months ended March 31, 2006 to $46,000 in the three months ended March 31, 2007. Our customer support and professional services staff was comprised of 19 individuals as of March 31, 2007, as compared to 37 individuals as of March 31, 2006. Our staff is expected to increase from its March 31, 2007 level due to the planned hiring of additional customer support personnel to support the increased level of business. Cost of services revenues decreased $220,000 (27%) from $810,000 in the three months ended March 31, 2006 to $590,000 in the three months ended March 31, 2007. Labor costs of our customer support and professional services groups decreased $342,000 from $755,000 in the three months ended March 31, 2006 to $413,000 in the three months ended March 31, 2007, while travel related costs were $37,000 lower during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Cost reductions are primarily due to the reduction in the size of our professional services staff. Redirecting the efforts of the customer support and professional services groups from supporting our sales and research and development activities had the effect of increasing cost of services revenues by $193,000 in the three months ended March 31, 2007, while decreasing operating expenses by the same amount.

Operating Expenses

Total operating expenses decreased by $893,000 (27%) to $2,417,000 in the three months ended March 31, 2007 from $3,310,000 in the three months ended March 31, 2006. As of March 31, 2007, headcount associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 46 individuals compared to 52 individuals as of March 31, 2006.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development. Our research and development team was comprised of 20 individuals as of March 31, 2007 compared to 19 individuals as of March 31, 2006. Our research and development expenses decreased $201,000 (23%) to $663,000 in the three months ended March 31, 2007, from $864,000 in the three months ended March 31, 2006. The decrease in research and development expenses during the three months ended March 31, 2007 is due primarily to decreases of $132,000 in costs incurred by our customer support and professional services teams in support of research and development activities of our legacy products and $162,000 in costs incurred for outside consulting services, offset by an increase of $109,000 in personnel costs. The decreases are primarily related to the discontinuation during fiscal year 2007 of ongoing development efforts of our legacy product VLE. Future research and development efforts will focus primarily on continued enhancement of VLP. Overall, research and development costs for the year ending June 30, 2007 are expected to be less than during the year ended June 30, 2006. However, we anticipate such charges for the final three months of fiscal 2007 will meet or exceed levels experienced during the same period of fiscal 2006 due to increases in resources dedicated to the ongoing development of VLP.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show expenses. Our sales and marketing staff was comprised of 16 individuals as of March 31, 2007 compared to 21 individuals as of March 31, 2006. Sales and marketing expenses decreased $169,000 (12%) to $1,203,000 in the three months ended March 31, 2007, from $1,372,000 in the three months ended March 31, 2006. The decrease in sales and marketing expenses is due primarily to decreases of $50,000 in costs incurred by our customer support and professional services teams in support of sales and marketing activities and $78,000 in travel charges. Decreases in salary costs attributable to staff reductions were partially offset by higher commission costs associated with increased sales, so that labor costs during the three months ended March 31, 2007 were $25,000 less than in the three months ended March 31, 2006. Although our sales and marketing costs during the three months ended March 31, 2007 were less than during the three months ended March 31, 2006, we expect to continue investing additional resources in the expansion of our marketing programs and channel partner relationships. Due to the significant lead time required to identify, engage, and train third-party partners in the sale and development of VoiceLogistics solutions, we anticipate sales and marketing expenses during fiscal year 2007 may be higher than those costs incurred during fiscal year 2006.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 10 individuals as of March 31, 2007 and 12 individuals as of March 31, 2006. General and administrative expenses decreased $523,000 (49%) to $551,000 in the three months ended March 31, 2007 from $1,074,000 in the three months ended March 31, 2006. Labor costs decreased by $91,000 and outside professional fees decreased by $52,000 during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. In addition, we experienced a gain of $16,000 from fluctuations in foreign currency exchange rates during the three months ended March 31, 2007, as compared to a loss of $15,000 during the three months ended March 31, 2006, a change of $31,000. The non-cash charge share-based compensation expense included in general and administrative expenses for the three months ended March 31, 2007 was $42,000 as compared to $325,000 for the three months ended March 31, 2006. This decrease is primarily the result of the accelerated vesting on June 30, 2006 of outstanding options to purchase our Common Stock held by our employees. The vesting of options held by non-employees to purchase shares of our Common Stock was not accelerated at June 30, 2006. The acceleration of vesting of employees’ options was undertaken primarily to eliminate any future compensation expense we would otherwise recognize in our consolidated statement of operations with respect to these options due to Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which we implemented effective July 1, 2006. In conjunction with the acceleration of vesting of the options, we recorded charges of $2,463,000 in the fourth quarter of fiscal year 2006. Accordingly, there will be no share-based compensation expense relative to these options in fiscal year 2007 or beyond.

Interest Income and Expense

Interest income earned is reported net of interest expense. Net interest income for the three months ended March 31, 2007 was $29,000, compared to net interest expense of $1,000 for the three months ended March 31, 2006, a change of $30,000. This change is primarily due to a decrease in interest expenses of $51,000, offset by a $21,000 decrease in interest earned during the three months ended March 31, 2007. Since the decrease in interest expenses exceeded the decrease in interest income, the net result was a favorable impact on our operating results for the three months ended March 31, 2007. The decrease in interest expenses is primarily related to the 2003 Silicon Valley Bank credit facility, which was fully paid in December 2006. The decrease in interest income is due to the lower cash balances maintained during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.

Income Taxes

The provision for income taxes was $0 for the three months ended March 31, 2007, as compared to $2,000 for the three months ended March 31, 2006. We had income before income taxes of $685,000 for accounting purposes during the three months ended March 31, 2007, compared to a loss before income taxes of $2,128,000 during the three months ended March 31, 2006. The decrease in benefit from income taxes is primarily the result of the sale during the three months ended March 31, 2006 of unused State of New Jersey net operating losses for cash in the amount of $248,000. No provision for income taxes was recorded for the three months ended March 31, 2007 because the income was offset by net operating losses incurred during prior years.

There are significant differences in calculating income or loss for accounting and tax purposes, primarily relating to charges such as share-based compensation that are recorded in the current period for accounting purposes, but are deferred for tax purposes. Furthermore, tax laws differ in each jurisdiction, yielding differing amounts of taxable income or loss in each jurisdiction. While we have substantial net operating losses to offset taxable income in some taxing jurisdictions, certain restrictions may preclude us from fully utilizing the benefit of these net operating losses. In addition, the expansion of our business requires us to file taxes in jurisdictions where we did not previously operate, and thus do not have established net operating losses to offset the tax liability.

Nine months ended March 31, 2007 compared to the nine months ended March 31, 2006
(dollars in table are presented in thousands)

	Nine Months Ended March 31, 2007	% of Total Revenue	Nine Months Ended March 31, 2006	% of Total Revenue	$ Change	% Change

Product revenues	$7,772	74%	$9,351	78%	$(1,579)	(17%)
Services revenues	2,744	26%	2,642	22%	102	4%
Total revenues	10,516	100%	11,993	100%	(1,477)	(12%)

Cost of product revenues	2,550	24%	2,958	25%	(408)	(14%)
Cost of service revenues	2,039	19%	2,782	23%	(743)	(27%)
Total cost of revenues	4,589	43%	5,740	48%	(1,151)	(20%)

Gross profit	5,927	57%	6,253	52%	(326)	(5%)

Research and development	1,989	19%	2,501	21%	(512)	(20%)
Sales and marketing	3,872	37%	3,786	32%	86	2%
General and administrative	2,115	20%	3,211	27%	(1,096)	(34%)
Total operating expenses	7,976	76%	9,498	80%	(1,522)	(16%)

Operating loss	(2,049)	(19%)	(3,245)	(28%)	1,196	37%

Interest income (expense), net	23	0%	(47)	(0%)	70	149%
Loss before income taxes	(2,026)	(19%)	(3,292)	(28%)	1,266	38%

Benefit from income taxes	-	0%	228	2%	(228)	(100%)

Net loss	$(2,026)	(19%)	$(3,064)	(26%)	$1,038	34%

Revenues

Our total revenues were $10,516,000 for the nine months ended March 31, 2007 compared to total revenues of $11,993,000 for the nine months ended March 31, 2006. The $1,477,000 (12%) decrease in total revenues is primarily due to decreases of $1,442,000 (26%) in revenues generated from the sale of hardware units and related accessories, $576,000 (20%) in licensing of software and $292,000 (20%) in professional services, partially offset by increases of $850,000 in extended hardware warranties and software maintenance services. Product revenues accounted for 74% of revenues during the nine months ended March 31, 2007 as compared to 78% during the nine months ended March 31, 2006. Service revenues accounted for 26% of revenue during the nine months ended March 31, 2007 as compared to 22% during the prior year.

Product revenues include sales of software licenses, hardware units and accessories, extended hardware warranty, and royalties from our legacy speech compression technology. Total product revenues decreased $1,579,000 (17%) to $7,772,000 during the nine months ended March 31, 2007, from $9,351,000 in the nine months ended March 31, 2006. The decrease in product revenues during the nine months ended March 31, 2007 was primarily due to a 33% decrease from the number of hardware units sold during the nine months ended March 31, 2006, coupled with a lower average price per hardware unit. The decrease in number of hardware units sold was primarily due to the completion of more new site implementations during the nine months ended March 31, 2006 than were completed during the nine months ended March 31, 2007. The lower average price per hardware unit is primarily due to increased competitive pressures and upgrades, which accounted for 29% of hardware units shipped during the nine months ended March 31, 2007, as compared to 11% during the nine months ended March 31, 2006. Although the average price per hardware unit increased during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 (as described above), the overall average price per unit decreased over the respective nine month periods. As a result of the introduction of VoxBrowser and VLP products, which are not dependent on our proprietary hardware platform, we anticipate that software licenses will account for a greater percentage of product revenues in the future, with less emphasis on hardware sales.

Services revenues are derived from professional services fees relating to voice-based solutions and ongoing software maintenance support activities. For the nine months ended March 31, 2007, services revenues totaled $2,744,000, an increase of $102,000 (4%) from services revenues of $2,642,000 for the nine months ended March 31, 2006. Professional services decreased $292,000 (20%) from $1,460,000 during the nine months ended March 31, 2006 to $1,168,000 during the nine months ended March 31, 2007, reflecting a decrease in the number of new site deployments completed during this period in fiscal 2007 as compared to the same period in fiscal 2006. We expect the capabilities of our VLP product will allow faster and less expensive implementations in the future. Additionally, VLP provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, we expect professional services revenues per new customer to decline in the future. Software maintenance support services increased $394,000 (33%) from $1,183,000 during the nine months ended March 31, 2006 to $1,577,000 during the nine months ended March 31, 2007. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold.

Cost of Revenues

Total cost of revenues decreased $1,151,000 (20%) from $5,740,000 for the nine months ended March 31, 2006 to $4,589,000 for the nine months ended March 31, 2007.

Cost of product revenues decreased $408,000 (14%) from $2,958,000 in the nine months ended March 31, 2006, to $2,550,000 in the nine months ended March 31, 2007. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is our manufacturing staff, which was comprised of three individuals as of March 31, 2007 and six individuals as of March 31, 2006. The decrease in cost of product revenues is primarily attributable to a 17% decline in product revenues during the nine months ended March 31, 2007, as compared to the nine months ended March 31, 2006. Direct material costs decreased $202,000 and related shipping costs decreased $36,000 during the nine months ended March 31, 2007, as compared to the nine months ended March 31, 2006, due primarily to a decline in hardware units sold during those respective periods. In addition, labor costs decreased $127,000 during the nine months ended March 31, 2007, as compared to the nine months ended March 31, 2006 due to the reduced staff size. We expect software licensing to account for a higher percentage of product revenues in the future. Accordingly, cost of product revenues, as a percentage of product revenues, may gradually decline, so that our margins earned on product revenues may increase. However, such increases in gross margin percentages may be offset if end users seek to purchase third-party hardware directly from us versus through third-party partners.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses. Our customer support and professional services staff was comprised of 19 individuals as of March 31, 2007, as compared to 37 individuals as of March 31 2006. The staff is expected to increase from its March 31, 2007 level due to the planned hiring of additional customer support personnel. Cost of services revenues decreased $743,000 (27%) from $2,782,000 in the nine months ended March 31, 2006 to $2,039,000 in the nine months ended March 31, 2007. Labor costs of our customer support and professional services groups decreased $723,000 from $2,442,000 in the nine months ended March 31, 2006 to $1,719,000 in the nine months ended March 31, 2007. Labor cost reductions are primarily due to the reduction in the size of our professional services staff to support the increased level of business. With the introduction of our VLP product and reduced emphasis on our older VLE product, less staff is needed to develop and implement customized software applications. Travel costs decreased by $89,000 during the nine months ended March 31, 2007, as compared to the nine months ended March 31, 2006. Costs incurred by customer support and professional services staff in support of our sales and research and development activities, which are classified as operating expenses in our statement of operations, decreased from $569,000 in the nine months ended March 31, 2006 to $426,000 in the nine months ended March 31, 2007. Redirecting the efforts of the customer support and professional services groups from supporting our sales and research and development activities had the effect of increasing cost of services revenues by $143,000 in the nine months ended March 31, 2007, while decreasing operating expenses by the same amount.

Operating Expenses

Total operating expenses decreased by $1,522,000 (16%) to $7,976,000 in the nine months ended March 31, 2007 from $9,498,000 in the nine months ended March 31, 2006. As of March 31, 2007, headcount associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 46 individuals compared to 52 individuals as of March 31, 2006.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development. Our research and development team was comprised of 20 individuals as of March 31, 2007 compared to 19 individuals as of March 31, 2006. Our research and development expenses decreased $512,000 (20%) to $1,989,000 in the nine months ended March 31, 2007, from $2,501,000 in the nine months ended March 31, 2006. The decrease in research and development expenses during the nine months ended March 31, 2007 is due primarily to decreases of $174,000 in costs incurred by our customer support and professional services teams in support of research and development activities and $284,000 for outside consulting services. The decreases are primarily related to the discontinuation during fiscal year 2007 of ongoing development efforts of our legacy product, VLE. Future research and development efforts will focus primarily on continued enhancement of VLP. In addition, share-based compensation included in research and development expenses decreased from $101,000 during the nine months ended March 31, 2006 to $0 during the nine month ended March 31, 2007. This decrease is the result of the accelerated vesting on June 30, 2006 of outstanding options to purchase shares of our Common Stock held by employees on our research and development staff. The acceleration of vesting of employees’ options was undertaken primarily to eliminate any future compensation expense we would otherwise recognize in our consolidated statement of operations with respect to these options due to Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which we implemented effective July 1, 2006. Overall, research and development costs for the year ending June 30, 2007 are expected to be less than during the year ended June 30, 2006. However, excluding non-cash share-based compensation, we anticipate research and development expenses for the final three months of fiscal 2007 will meet or exceed levels experienced during the same period of fiscal 2006 due to increases in resources dedicated to the ongoing development of VLP.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show expenses. Our sales and marketing staff was comprised of 16 individuals as of March 31, 2007 compared to 21 individuals as of March 31, 2006. Sales and marketing expenses increased $86,000 (2%) to $3,872,000 in the nine months ended March 31, 2007, from $3,786,000 in the nine months ended March 31, 2006, reflecting our focus on expanding customer base and channel partner relationships both domestically and abroad. The increase in sales and marketing expenses is due primarily to increases of $155,000 in salary and related charges due primarily to the makeup of the sales and marketing staff, which includes more highly compensated managers in fiscal year 2007 than in fiscal year 2006, and to the timing of staff hires throughout fiscal year 2006. Outside consulting services increased by $44,000 and marketing program costs increased by $43,000. In addition, costs incurred by our customer maintenance support and professional services teams in support of our sales and marketing activities increased $57,000 in the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006. These increases were offset by decreases of $64,000 of travel costs. Also, share-based compensation included in sales and marketing expenses decreased from $103,000 during the nine months ended March 31, 2006 to $7,000 during the nine months ended March 31, 2007. This decrease is the result of the accelerated vesting on June 30, 2006 of outstanding options to purchase shares of our Common Stock held by employees on our sales and marketing staff. Although our sales and marketing costs during the three months ended March 31, 2007 were less than during the three months ended March 31, 2006, we expect to continue investing additional resources in the expansion of our marketing programs and channel partner relationships. Due to the significant lead time required to identify, engage, and train third-party partners in the sale and development of VoiceLogistics solutions, we anticipate sales and marketing expenses during fiscal year 2007 may be higher than those costs incurred during fiscal year 2006.
General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 10 individuals as of March 31, 2007 and 12 individuals as of March 31, 2006. General and administrative expenses decreased $1,096,000 (34%) to $2,115,000 in the nine months ended March 31, 2007 from $3,211,000 in the nine months ended March 31, 2006. Labor costs decreased by $203,000 and professional fees decreased by $145,000 during the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006. In addition, we experienced a gain of $64,000 from fluctuations in foreign currency exchange rates during the nine months ended March 31, 2007, as compared to a loss of $85,000 during the nine months ended March 31, 2006, a change of $149,000. These reductions to general and administrative expenses were offset by severance costs of $344,000 due to the resignation of Thomas Drury, Jr. as president, chief executive officer and director on October 31, 2006, and a staff reduction plan that eliminated 17 positions during the second quarter of fiscal year 2007. The non-cash charge share-based compensation expense included in general and administrative expenses for the nine months ended March 31, 2007 was $120,000 as compared to $966,000 for the nine months ended March 31, 2006. This decrease is primarily the result of the accelerated vesting at June 30, 2006 of outstanding options to purchase our Common Stock held by our employees, and as a result, no deferred compensation charge was recognized in the nine months ended March 31, 2007. The vesting of options held by non-employees to purchase shares of our Common Stock was not accelerated at June 30, 2006. The acceleration of vesting of employees’ options was undertaken primarily to eliminate any future compensation expense we would otherwise recognize in our consolidated statement of operations with respect to these options due to Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which we implemented effective July 1, 2006. In conjunction with the acceleration of vesting of the options, we recorded charges of $2,463,000 in the fourth quarter of fiscal year 2006. Accordingly, there will be no share-based compensation expense relative to these options in fiscal year 2007 or beyond. The share based compensation charge for nine months ended March 31, 2006 was the amortization of the intrinsic value of previously issued options.

Interest Income and Expense

Interest income earned is reported net of interest expense. Net interest income for the nine months ended March 31, 2007 was $23,000, compared to net interest expense of $47,000 for the nine months ended March 31, 2006, a change of $70,000. This change is primarily due to a decrease in interest related to the 2003 Silicon Valley Bank credit facility, which was fully paid in December 2006.

Income Taxes

The provision for income taxes was $0 for the nine months ended March 31, 2007, as compared to a tax benefit of $228,000 for the nine months ended March 31, 2006. We had a loss before taxes of $2,026,000 for accounting purposes during the nine months ended March 31, 2007, compared to $3,292,000 during the nine months ended March 31, 2006. The decrease in benefit from income taxes is primarily the result of the sale during the nine months ended March 31, 2006 of unused State of New Jersey net operating losses for cash in the amount of $248,000.

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

Liquidity and Capital Resources

As of March 31, 2007, we had $5,509,000 in cash and cash equivalents, compared to $6,909,000 in cash and cash equivalents as of June 30, 2006, a decrease of $1,400,000. Our working capital as of March 31, 2007 was $3,270,000 compared to $4,005,000 as of June 30, 2006, a decrease of $735,000.

Net cash used in operating activities totaled $1,178,000 for nine months ended March 31, 2007, primarily consisting of a net loss of $2,026,000 and an increase in accounts receivable of $771,000, offset by an increase in deferred revenues of $609,000, an increase of $373,000 in accounts payable and accrued expenses, a $352,000 decrease in inventory, and non-cash charges of $415,000 primarily for depreciation, amortization and share based compensation. The increases in accounts receivable reflects revenues of $4,788,000 for the three months ended March 31, 2007, which were $1,303,000 higher than for the three months ended June 30, 2006. Increases in deferred revenues are due to the timing of maintenance billings throughout the year, which were higher during the nine months ended March 31, 2007 than during the nine months ended June 30, 2006. The decrease in inventory is primarily a function of the timing of shipments from our hardware vendors and to our customers, but also reflects our customers’ ability to install and operate our VoxBrowser software on hardware manufactured by and purchased from other vendors. The increase in accounts payable and accrued expenses was primarily due to product and sales compensation costs supporting the increase in revenues during the three months ended March 31, 2007. Non-cash charges during the nine months ended March 31, 2007 consisted primarily of depreciation and amortization costs and share based compensation, and were $1,560,000 less than for the nine months ended March 31, 2006. The decrease in non-cash charges is due primarily to a reduction in share-based compensation caused by the accelerated vesting of outstanding stock options in June 2006. Net cash used in operating activities totaled $1,610,000 for the nine months ended March 31, 2006, primarily consisting of a net loss of $3,064,000, a decrease of $547,000 in accounts payable and accrued expenses, an increase of $75,000 in inventory, and an increase of $73,000 in prepaid expenses and other current assets; offset by a decrease of $609,000 in accounts receivable, a decrease in deferred project costs of $53,000 and non-cash charges including amortization of deferred employee compensation of $1,208,000, amortization of financing costs of $135,000, depreciation and amortization charges of $137,000, and provision for doubtful accounts of $80,000. Changes to the balances of accounts receivable were primarily due to the decrease in revenue during the three months ended March 31, 2006 as compared to the three months ended June 30, 2005. Changes to inventory and deferred project costs were due primarily to the timing of sales within the period, which were weighted towards the end of the quarter. Accounts payable and accrued expenses decreased during the nine months ended March 31, 2006, as funding from the August 2005 private placement provided resources that allowed us to reduce our outstanding liabilities.

Net cash used in investing activities totaled $104,000 during the nine months ended March 31, 2007 and $326,000 during the nine months ended March 31, 2006 due primarily to purchases of property and equipment.

Net cash used in financing activities totaled $118,000 during the nine months ended March 31, 2007, compared to $5,080,000 provided by financing activities during the nine months ended March 31, 2006. During the nine months ended March 31, 2007, we received proceeds of $1,800,000 and $3,000,000, respectively against our working line of credit and term loan with SVB, and $141,000 from the exercise of stock options. We repaid $3,100,000 against the working line of credit and $1,959,000 against term loans with SVB. During the nine months ended March 31, 2006, we paid $1,000,000 against our working line of credit and $500,000 against a term loan, while we received proceeds of $347,000 from another term loan, and raised $58,000 from the exercise by employees of options to purchase shares of our Common Stock. A private placement of our Common Stock in August 2005 yielded net proceeds of approximately $6,190,000.

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

On August 11, 2005, we entered into a Common Stock Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue an aggregate of up to 206,250,000 shares (1,375,000 shares after giving effect to the December 12, 2005 reverse split of all outstanding shares of Common Stock at an exchange ratio of 1-for-150, which we refer to as the Reverse Split) of our Common Stock in a private placement. On August 11, 2005, we issued and sold an aggregate of 188,860,967 shares (1,259,073 shares after giving effect to the Reverse Split) of Common Stock, and on August 22, 2005, the private placement's second and final closing, we issued and sold an additional 17,389,030 shares (115,927 shares after giving effect to the Reverse Split) of Common Stock. A total of 206,249,997 shares (1,375,000 shares after giving effect to the Reverse Split) of Common Stock were issued through the August 2005 private placement, or the Private Placement. We received aggregate proceeds of approximately $6,600,000 before expenses and commissions. In connection with the Private Placement, the holders of a majority of our Series D Preferred Stock agreed to convert all of the outstanding shares of Series D Preferred Stock into shares of Common Stock. As a result, the remaining 649,016,089 shares of Series D Preferred Stock were converted into 649,016,089 shares (4,326,774 shares after giving effect to the Reverse Split) of Common Stock, and 1,902,857 shares (12,685 shares after giving effect to the Reverse Split) of Common Stock were issued in lieu of paying cash dividends on the Series D Preferred Stock for the period July 1, 2005 to August 11, 2005. As of August 31, 2005, taking into consideration the Private Placement and unrelated exercises of stock options, we had 936,277,855 shares (6,241,852 shares after giving effect to the Reverse Split) of Common Stock issued and outstanding. No shares of Series D Preferred Stock remain outstanding. Further, the holders of a majority of our Series D Preferred Stock agreed to amend and restate all of our outstanding warrants to purchase shares of Series D Preferred Stock into warrants to purchase shares of Common Stock. In addition, certain holders of Series D Preferred Stock waived their right to receive options to purchase up to 18,666,667 shares (124,444 shares after giving effect to the Reverse Split) of our Common Stock as a result of delays in registering shares issued under the 2003 and 2004 sales of Series D Preferred Stock.

On February 15, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market, Inc., or NASDAQ, indicating that the NASDAQ staff had determined that we did not comply with or satisfy NASDAQ Marketplace Rule 4310(c)(2)(B) for continued listing on the NASDAQ Capital Market, which requires that we maintain minimum stockholders equity of $2,500,000 or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On March 2, 2007, we provided the NASDAQ staff with our specific plan to achieve and sustain compliance with the NASDAQ Capital Market listing requirements, including the time frame for completion of the plan.   In response thereto, we received, on March 23, 2007, a determination from the NASDAQ staff a notice denying our request for continued listing on The NASDAQ Capital Market, or the Determination, as a result of our failure to comply with or satisfy NASDAQ Marketplace Rule 4310(c)(2)(B). In response to the Determination, we requested a hearing before the NASDAQ Listing Qualifications Panel, or the Panel, to appeal the Determination and seek continued listing on The NASDAQ Capital Market. We were granted a hearing before the Panel, scheduled for May 10, 2007. In the meantime, our request for the hearing before the Panel will stay NASDAQ's determination at least until the hearing is held, with our securities continuing to be listed and traded on The NASDAQ Capital Market. After the hearing, the Panel will render a formal decision on this matter. In order to assist the Company’s efforts to sustain compliance with NASDAQ Marketplace Rule 4310(c)(2)(B), certain stockholders agreed in April 2007 to exercise warrants to purchase Common Stock if requested in writing by Company. Under the terms of the agreement, the stockholders will, upon written request from the Company, exercise warrants to purchase up to 354,322 shares of Common Stock on or before June 30, 2008. In the event that all of the warrants are exercised, the Company will receive cash proceeds increasing stockholders equity by $500,000. Although the we are confident that we are able to comply with and satisfy NASDAQ Marketplace Rule 4310(c)(2)(B), we can give you no assurance that NASDAQ will accept our appeal.

Proceeds from the Private Placement were used to fund increased research and development activities, as well as support the substantial expansion of our sales and marketing channels domestically and abroad. We added significant personnel costs and marketing program expenses during fiscal 2006 in these areas in advance of offsetting revenues. Personnel costs were reduced through a staff reduction during the second quarter of fiscal 2007 in order to more closely align costs with revenues, but will be partially offset by third-party resources supporting the continued enhancement and marketing of our VLP product line.

On December 30, 2003, we entered into a credit facility with Silicon Valley Bank, or the SVB Facility. The SVB Facility initially provided us with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan was payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB Facility bears interest at a rate of prime (8.25% as of March 31, 2007) plus 0.5% per annum, and is secured by all of our assets, including our intellectual property, and a guarantee by our two largest stockholders. In exchange for the SVB Facility guarantee, the stockholders were granted warrants to purchase 133,333,333 shares of our Series D Preferred Stock at an exercise price of $0.015 per share. As a result of the Private Placement, these warrants were converted into warrants to purchase 133,333,333 shares (888,889 shares after giving effect to the Reverse Split) of Common Stock at an exercise price of $0.015 per share ($2.25 per share after giving effect to the Reverse Split).

We engaged Hempstead & Co. as our valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., we recorded a deferred financing asset of $500,000 on our balance sheet as of December 31, 2003. This deferred asset was amortized over 36 months commencing on January 1, 2004, and is fully amortized as of March 31, 2007.

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

On December 8, 2004, we entered into a second loan modification agreement with SVB wherein, among other factors, the working capital line of credit was increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability was determined by subtracting from $2,000,000 the amount outstanding under the term loan. Effective January 1, 2005, the monthly principal payment under the term loan was approximately $56,000. These monthly principal payments under the term loan had the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate was at prime plus 0.5%, with a floor rate of prime interest rate at 4.5%. As of March 31, 2007, the term loan was fully paid.

On November 9, 2005, we entered into a third loan modification agreement with SVB, providing us with a line of credit of up to $1,000,000, which we refer to as the Equipment Line, to finance the acquisition of certain eligible equipment purchased on or after April 1, 2005. We first drew upon the Equipment Line on December 16, 2005, and were required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006. At that date, the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of March 31, 2007 was $340,000.

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

On May 24, 2006, we entered into a Loan and Security Agreement, or 2006 Facility, with SVB, providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit, or the Revolver, and a $1,500,000 Non-Formula Term Loan, or the 2006 Term Loan, to fund our anticipated working capital needs. The Revolver is available until October 31, 2007. The 2006 Term Loan is available to draw upon until March 31, 2007 and is to be repaid in thirty-six (36) equal monthly payments of principle and interest, commencing on April 1, 2007.

On January 3, 2007, with an effective date of December 29, 2006, we entered into an amended and restated loan agreement with SVB modifying the 2006 Facility by extending the Revolver to December 28, 2007 and revising certain covenants. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. The availability under the Revolver is limited to a borrowing base advance rate that is 75% against Eligible Accounts (as such term is defined in the Revolver). Amounts outstanding under the Revolver bear interest at a rate of prime plus 1.25%. Upon two consecutive quarters of profitability, the interest rate will be reduced to a rate of prime plus 0.5%. In addition, a fee of 0.25% per annum is charged against unused portions of the Revolver. No funds were borrowed against the Revolver at March 31, 2007. Amounts outstanding under the 2006 Term Loan bear interest at a rate of prime plus 2.25%. Under certain conditions, any borrowings under our 2006 Term Loan will be reserved against the availability of the Revolver. $1,500,000 was borrowed against 2006 Term Loan as of March 31, 2007, but was repaid in January 2007. On February 1, 2007, we entered into a First Loan Modification Agreement with SVB, whereby the Amended and Restated Loan and Security Agreement was amended to allow for one term loan in addition to the one that was drawn in December 2006 and repaid in January 2007. The additional term loan provided under the First Loan Modification Agreement is in an amount up to $1,500,000, available to be drawn upon until March 31, 2007. On March 28, 2007, we drew the full $1,500,000 available under this term loan, which remained outstanding as of March 31, 2007.

We are expanding our partnership channel, with particular emphasis on the development of relationships with mobile computer equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. With the introduction of VLP and VoxBrowser, independent third-party partners are able to develop and deliver voice-enabled logistics solutions on other manufacturers’ hardware. As a result of the partner relationships and product offerings, a greater percentage of revenue is likely to be derived from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. Software licenses contributed 26% of revenues for the three months ended March 31, 2007 compared to

17% of revenue for the three months ended March 31, 2006. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. However, by being farther removed from the end customer of our VoiceLogistics solutions, a similar mix in sales may yield overall lower margins, and we may experience increased days to collect accounts receivable, thereby impacting cash availability.

In an effort to realign resources away from labor intensive, highly customized software solutions in favor of more productized offerings, the Company enacted a cost restructuring plan in November 2006. We eliminated 21 staff positions during the second quarter of fiscal 2007 through attrition and a reduction in force, representing approximately 24% of our workforce. The eliminated positions were primarily focused on the development, support and marketing of our older VLE product line. We expect this lower staff size will yield savings in labor related costs in excess of $1,800,000 per year, but will be partially offset by increased costs to enhance and market our VLP product line generated primarily through third-party resources. As a result of the staff reduction, research and development costs and general and administrative costs for all of fiscal year 2007 are expected to be below those costs incurred during fiscal 2006, while sales and marketing costs during fiscal 2007 are expected to meet or exceed levels incurred during fiscal 2006.

We believe that we have adequate capital resources available to fund our operations through March 31, 2008. We expect fiscal year 2008 revenues will exceed fiscal year 2007 revenues. Our customer base continues to expand, with existing customers expected to implement VoiceLogistics in additional sites as they experience favorable results with our products, and new customers brought to us through VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal years 2007 and 2008, but partnership are expected to contribute a higher percentage of our total revenues during fiscal year 2008. During the three months ended March 31, 2007 we generated positive cash from operations due to increased revenues, a greater percentage of revenues derived from higher margin software licenses, and the cost savings realized from the staff reduction that we undertook during the second quarter of fiscal year 2007. Also, $1,500,000 was available under our working capital line of credit with SVB as of March 31, 2007, which is available for short-term operating needs. $500,000 from the exercise of warrants by certain stockholders is available through June 30, 2008 if needed to help sustain compliance with ongoing listing requirements of the NASDAQ Capital Market. In addition, we believe we are able to raise additional capital through either new equity or debt financing arrangements, and may elect to utilize such an arrangement to fund further expansion of our operations.

Dilutive Effect of Options and Warrants

As of March 31, 2007, 12,000,000 shares of our Common Stock were authorized, of which 6,321,636 were issued and outstanding. The following table summarizes the dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike price exceeds the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of March 31, 2007

Common stock issued and outstanding as of March 31, 2007	6,321,636

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,158,121
Outstanding options to purchase common stock *	1,003,259

Common stock plus dilutive instruments outstanding	8,483,016

Options to purchase common stock available to issue
pursuant to various stock option plans	247,344

Common stock outstanding if all dilutive instruments
are converted and exercised	8,730,360

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

Risks Relating to Our Business and Operations
If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. During the nine months ended March 31, 2007, the net loss applicable to common stockholders of $2,012,000 contributed to an accumulated deficit of $75,401,000 as of March 31, 2007. If we continue to incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. In addition, we plan to continue to increase spending on research and development, along with sales and marketing, at levels higher than in the recent past, and possibly disproportionate to revenue, thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. One customer accounted for 23% of our total revenues for the nine months ended March 31, 2007. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

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

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain personnel hired, our ability to operate our business will be materially adversely affected. On June 30, 2006, we accelerated the vesting of outstanding stock options to all of our employees, thereby eliminating a possible reason for employees to remain with us. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

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

If we cannot deliver RoHS compliant equipment, our sales to customers in the European Union countries will be harmed. The Restriction of Hazardous Substances Directive, or RoHS, was adopted by the European Union, or EU, and took effect on July 1, 2006. RoHS restricts the use of six hazardous materials in the manufacture of various types of electronic and electrical equipment. Non-compliant electronic equipment may continue to be distributed only if it was already in the EU marketplace as of July 1, 2006. Such equipment may no longer be imported into EU countries after that date. We began delivering RoHS compliant versions of wearable computers and related accessories certified to operate with VoiceLogistics Solution, or VLS, software during fiscal 2007. Likewise, RoHS compliant versions of some certified terminals distributed by LXE, Inc. and Symbol Technologies, Inc., among other vendors, also became available during fiscal 2007. We anticipate these manufacturers will begin distributing other VLS-compatible equipment that is RoHS compliant in the future. Additionally, we hold in Europe an inventory of non-compliant VLS-410 units that are available for sale to our customers. However, we cannot assure you that we will not experience interruptions or delays in delivering RoHS compliant equipment certified to operate VoiceLogistics software. If this inventory proves to be insufficient, or if we experience interruptions or delays in delivering RoHS compliant equipment, we may lose opportunities to sell our hardware and related software and professional services to customers in EU countries.

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

Risks Relating to Our Securities
The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock traded as high as $7.00 and as low as $2.04 per share between July 1, 2006 and March 31, 2007. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of March 31, 2007, these shares include:

•	approximately 22,294 shares of our Common Stock owned by our executive officers and directors; and
•
approximately 2,161,380 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of March 31, 2007, our executive officers, directors and affiliated entities together beneficially own approximately 5,618,389 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

If we are unable to maintain our listing on the NASDAQ Capital Market, the marketability of our Common Stock could be adversely affected. Our Common Stock is currently listed on the NASDAQ Capital Market (the “Exchange”) under the symbol “VOXW”. In order for our Common Stock to continue trading on the Exchange, we must meet certain minimum financial requirements. Among other requirements, the minimum bid price of our Common Stock must remain at least $1.00 per share and the market value of publicly held shares, as defined by the Exchange, must remain at least $1,000,000. In addition, we must continue to meet at least one of the following three requirements:

•	Stockholders’ equity must be at least $2,500,000;
•	Market value of our Common Stock must be at least $35,000,000; or
•	Net income from continuing operations must be at least $500,000.

As of December 31, 2006, we did not satisfy the requirements for continued listing on the Exchange. On February 15, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market, Inc. ("NASDAQ"), indicating that the NASDAQ staff had determined that the Company did not comply with or satisfy NASDAQ Marketplace Rule 4310(c)(2)(B) for continued listing on the Exchange.  To facilitate NASDAQ's review, we provided our plan to achieve and sustain compliance with the Exchange's listing requirements, including the time frame for completion of the plan.  On March 23, 2007, we received a determination from NASDAQ indicating that the NASDAQ staff denied our request for continued listing on the Exchange (the “Determination”). In response to the Determination, we requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”), which is to be conducted May 10, 2007, to appeal the Determination and seek continued listing on the Exchange. In the meantime, our Common Stock will continue to trade on the Exchange, pending issuance of the Panel’s final decision. As of March 31, 2007, we meet the

Exchange requirement that stockholders’ equity be at least $2,500,000. In addition, we have an agreement with holders of certain warrants to purchase our Common Stock may be willing to exercise those warrants in order to assist in compliance with the Exchange listing requirements. However, we cannot provide assurance that the Panel will reverse the Determination, or that future periods of operating losses will not erode our stockholders’ equity to a level below that needed to maintain ongoing listing. If we are unable to satisfy the criteria to maintain listing of our Common Stock or assure NASDAQ of our continued satisfaction of the listing requirements, our Common Stock could be subject to delisting. Trading, if any, of our Common Stock would thereafter be conducted on the OTC Bulletin Board or in the so-called “Pink Sheets”. As a consequence, it would be far more difficult for our stockholders to trade in our Common Stock and it may be more difficult to obtain accurate and current information concerning market prices for our Common Stock.

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

Accordingly, we have taken share-based compensation charges on our books, but have not withheld taxes from our employees as their options vest. The IRS has issued guidelines that allow for a company to show that if its stock is not readily tradable, FMV may be determined through other approved methods, rather than trading value. We filed a private letter ruling request with the IRS on the matter of whether or not our stock is readily tradable, but the IRS elected not to respond to the request pending the issuance of final rules regarding the application of section 409A. An adverse opinion from the IRS on the private letter ruling, or the issuance of unfavorable final rules, may impact our reported financial results and may impact the way we compensate employees, which in turn could impact our ability to retain competent staff. Even if the IRS rules favorably, we would still be required to support our position that its options were issued at FMV and, therefore, are excluded from section 409A coverage. If we are unable to sustain this case, there may be similar repercussions as if we had lost the ruling in the first place.

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

Item 3. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes during the quarter ended March 31, 2007 in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2007

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