Form 10KSB
period 2007-06-30
VOXWARE INC
filed 2007-09-25
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The revenues for the fiscal year ended June 30, 2007, the most recent fiscal year, were $15,420,000.

The aggregate market value of the common voting stock held by non-affiliates of the registrant was approximately $15,040,186 as of August 31, 2007, based upon the closing sale price of the Common Stock as quoted on the NASDAQ Capital Market.

The number of shares of the registrant’s Common Stock outstanding as of August 31, 2007 is 6,370,695.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-KSB will be set forth in, and is incorporated by reference from, the Registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

ITEM 1.	BUSINESS.

Overview

Voxware is a leading provider of software for voice recognition solutions that direct the work of the distribution center workforce. Our product, Voxware 3.0, enables warehouse workers to perform a wide array of tasks such as picking, receiving, and put away more efficiently and effectively.

Enabled by our patented speech recognition Voice Extensible Markup Language, or VoiceXML, Web browser technology, the Voxware solution creates a dynamic, real-time link between highly mobile workers, the warehouse management system, or WMS, and supervisory personnel. Workers wearing a small wireless portable computer and a headset receive their directions from the Company’s software via a voice. The worker in turn talks back to the computer, telling it what product/parts they have retrieved and asking for the next set of instructions. Unlike a paper based system, this is real-time interaction with its inherent advantages. Additionally, unlike a bar code scanning system, it is hands-free, thus enabling the worker to be more productive and just as accurate. We believe that our patented solution is unique in the industry because it is the first open standards, Web-based, people-centric, interactive speech recognition technology engineered specifically to operate in highly demanding industrial environments. Voxware offers broad language support for a culturally diverse workforce.

While a full voice recognition solution is a combination of software, hardware and professional services, our primary focus and the core of our business is the software component of the solution. Customers may choose from a variety of certified hardware devices, which may or may not be supplied by Voxware. Customers may choose to have solutions delivered by purchasing services from certified Voxware partners who also resell the Voxware software. Thus, software that both enables voice recognition and also facilitates the creation of voice applications or workflows is at the heart of our business.

We sell Voxware primarily to large companies that operate warehouses and distribution centers. We have customers from a variety of industry sectors, including food service, grocery, retail, consumer packaged goods, automotive parts, third-party logistics providers and wholesale distribution. Our technology has the ability to integrate easily with an external WMS.

We also sell software and some hardware accessories to value-added resellers, or VARs who in turn develop and deliver voice solutions based on Voxware software for their customers.

Voxware revenues are generated primarily from software license fees, maintenance fees, professional services and hardware products sales.

Products and Services

The Voxware 3.0 product line is the primary focus of our operations. It targets the mobile, front line workforce in modernized distribution centers, providing a highly interactive means of utilizing the powers of hearing and speech to optimize many logistics tasks.

While Voxware 3.0 is targeted at the warehousing market today, its voice recognition technology and tool set are open in design and therefore could be applied to other markets in which highly accurate voice recognition in a demanding environment would be important. At the present time, the Company is focused on growing its market share within the warehousing sector, but we are not foreclosing on opportunities outside of that sector.

Prior to March 2006, the Company delivered voice solutions using its VoiceLogistics product technology. This software was a precursor to today’s Voxware 3.0, in which custom solutions were created for each new customer.

In March 2006, we launched VoiceLogistics Pro which included a basic suite of tools for designing, developing and integrating voice-enabled logistics solutions. In May 2007 we launched Voxware 3.0, superseding VoiceLogistics Pro and based on its success as the first open service oriented architecture-based, or SOA-based, voice software product for the logistics industry. Usable by nonprogrammers, Voxware 3.0 eliminates up to 90% of the coding effort required by conventional voice products, including Voxware’s legacy VoiceLogistics product line. The output is a robust voice solution, complete with an operational voice interface and a direct connection to the appropriate WMS/ERP system. Voxware 3.0 utilizes an SOA-based modern Web service architecture, delivering complete independence from the specifics of client hardware, operating system, data base and WMS/ERP system details.

Each Voxware solution includes software and hardware components, and generally some professional services elements. As noted above, the software always is provided by Voxware – either directly or through a VAR – but hardware and services may be acquired from other parties.

The software component of the solution includes two important Voxware software technologies that are installed on each wearable computer: our noise-robust Voxware Integrated Speech Recognition Engine (VISE™), designed specifically for high performance industrial environments, and our patented VoiceXML voice browser, called VoxBrowser™, which uses standard Web technologies to enable application-level functionality on any certified wearable computer.

Voxware 3.0 solutions also generally include a Voxware application software component installed on a server that communicates with a central WMS (or system of record) and a variety of special purpose wearable computers that are worn by individual warehouse workers.

Prior to fiscal 2006, Voxware manufactured and sold a proprietary client hardware device which was sold as the hardware component of the voice solution. In September 2005, to more effectively differentiate the Company to compete with voice recognition vendors who also offered proprietary hardware devices, we introduced our hardware-independent strategy to enable leading hardware Auto-ID manufacturers to bring voice to a wide range of their mobile computers with the availability of VoxBrowser. These devices are put through Voxware’s Powered by Voxware™ Certification Program, a process required of all third-party wireless computer manufacturers, enabling them to integrate our client software, VoxBrowser, on their mobile devices. Every terminal submitted for certification must meet Voxware’s minimum requirements. This process provides official recognition, and provides our customers with the confidence that all devices Powered by Voxware will operate satisfactorily in their environments.

To date we have certified a variety of wireless devices manufactured by LXE Inc. (“LXE”, a wholly-owned subsidiary of Electromagnetic Sciences, Inc.) and Motorola, Inc. During fiscal 2007 we (either directly or through partners) deployed the first customers to operate voice solutions using devices manufactured by these two companies. We are continuing to work with these and other major vendors of wireless computers to provide VoxBrowser on their devices. We believe this gives customers an additional choice in hardware, and allows us to expand our product line with new, multi-modal versions of Voxware 3.0, which will work both via speech recognition and other modes, such as keyboard, screen, RFID, or barcode scanning, as appropriate.

During fiscal year 2006, we entered into an agreement with LXE to outsource the manufacturing of our VLS-410 hardware to LXE. Under the terms of the agreement, we licensed certain hardware technology to LXE for production and distribution by LXE. LXE authorized us to resell certain next generation hardware products to be developed in the future. The agreement has an initial term of five years and is subject to automatic renewals. Also during fiscal year 2006, Motorola endorsed our products by designating us as a “PartnerSelect Premier Independent Software Vendor” of voice-based solutions. We are actively soliciting similar relationships with other leading equipment vendors and their distributors.

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

We offer professional services to partners that include training in Voxware 3.0 software and voice solution implementation, as well as consulting, development, or deployment services on specific projects.

Sales and Distribution

We sell directly to large companies in North America and Europe. We also utilize third parties such as consultants, VARs, wireless computer manufacturers and vendors, and systems integrators to sell or assist us in selling our products. To date, we have signed agreements with several third-party partners. We believe that the establishment of a network of third-party partners with extensive knowledge of specific market sectors is important to our long-term success in those sectors.

Historically, our sales were generated primarily by our own sales force working directly with the end users of the Voxware solution. With the introduction of VoxBrowser in 2005, VoiceLogistics Pro in March 2006, and Voxware 3.0 in May 2007, we are investing substantial resources into expanding our partnership channels in North America and abroad. This is evidenced through our relationships with LXE, Motorola, Peak Technologies, and RedPrairie Corporation, among others. Our direct sales efforts currently contribute the majority of our revenues; we expect a gradual shift to more third-party generated revenues in the future as our channel partner efforts expand.

Voxware is actively working with third-party partners who purchase products and accessories from us at a discount and incorporate them into application systems for various target markets and/or consult with us in the development of application systems for end users. These application systems integrate our Voxware software and Voxware accessories with additional hardware and software components, and include service and product support. These partners then resell or lease the application systems to their end user customers. Under these types of partnership agreements, we warrant to repair or replace any defective hardware product delivered to a third-party partner or their customer, provided that we are notified of the defective product generally within one year from delivery of the product to the end user. We believe that in the industrial speech recognition market, strategic partnerships with these various parties are critical to our success. We anticipate that, over time, an increasingly greater percentage of our revenues will be generated from software components as our partners supply a greater percentage of hardware and professional services to new Voxware implementations.

Building a network of third-party partners such as those described above takes time and requires different sales and marketing expertise than that required to build a direct to end user software distribution channel, or an original equipment manufacturer, or OEM, relationship for technology. Challenges we face in establishing this network include overcoming existing relationships potential partners have with our competitors, and training new partners to develop and sell solutions based on Voxware 3.0. There can be no assurance that we will be successful in developing strategic relationships with channel partners, hardware vendors, VARs, logistics consultants or WMS vendors that produce a favorable impact on our operations.

Customers

Our customers include some of the largest and best-known companies in their respective industries, including 7-Eleven, Inc., Argos Limited, AutoZone, Inc., Dunkin’ Donuts, Somerfield Stores Ltd., West Marine, Inc., and US Foodservice. We grew our customer base in fiscal 2007 and are optimistic our increased momentum in key market sectors such as retail, consumer packaged goods and food service will continue. For the fiscal year ended June 30, 2007, US Foodservice accounted for approximately 22% of our total revenues. There can be no assurance that this customer will continue to seek our products and services at the same levels as it has in the past, or at all.

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

A Voxware-based voice solution integrates software, hardware, and service components. There are several alternative providers against whom we compete to market some or all of those components. The major competitor offering a similar solution is Vocollect, Inc., which markets a proprietary, wearable voice-based computer and complementary software. Vocollect, Inc. also indirectly sells voice-based systems within the logistics and distribution market to resellers who also compete against us. In addition to Vocollect, Inc. and its resellers, there are other vendors who promote similar solutions, including Lucas Systems, Inc, FKI Logistex (a subsidiary of FKI PLC), and TOPSystem Systemhaus GmbH. In July 2005, FKI Logistex became a VAR reseller for us.

In each application area, there exist alternatives to voice-based solutions. Barcode scanning devices, for example, represent a competitive alternative to voice-based products in certain warehouse picking applications. Thus, barcode product companies such as Motorola, Intermec Technologies Corporation (a subsidiary of UNOVA, Inc.), LXE, and Psion Teklogix can be considered competitors in the logistics and fulfillment marketplace. However, while these barcode product companies can sometimes be competitors to us, we also have begun establishing formal relationships with several of these companies to provide potential customers with complementary joint product offerings that integrate voice-based capabilities with alternative technologies. Likewise, in the package sorting and remittance processing segments, keyboards are the most prevalent alternative along with an increasing use of barcode scanning. Inspection, receiving, and inventory applications use keyboards as well, but often pen and paper comprise the primary alternative method in those cases.

Factors considered by prospective customers evaluating competing voice-based logistics solutions include technical features and functionality of the underlying hardware and software components, time required to deploy the solutions, quality and availability of professional and support services, price, and ongoing total cost of ownership (TCO). Hardware components are generally evaluated based upon such factors as size, weight, processing speed and multi-modal functionality. Voxware-certified units compete against Vocollect’s Talkman® series. During fiscal 2006 Vocollect introduced a new series of Talkman that was smaller in size than any of our then-certified devices. Situations in which a customer valued size of the hardware above what we believe are more important considerations put Voxware at a competitive disadvantage, but we believe this was mitigated in fiscal 2007 by other hardware manufacturers offering products of similar size with expanded functionality beyond the Talkman series. Evaluations of competing software solutions generally consider, among other factors, the breadth of applications supporting various warehouse operations, support for different languages and warehouse management systems, and the portability, scalability and extensibility of the software. Deployment time is impacted primarily by the extent to which customized software development is required to implement the solution. We believe our Voxware 3.0 solution, coupled with our VoxBrowser client software, is unique in the industry, and gives us a competitive advantage by reducing TCO because its open standards, web-based, people-centric design enables cross-platform portability, rapid deployment, and ease of application extension.

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

Patents and Proprietary Information

Voxware 3.0 is based on our VISE speech engine, which is a highly noise-tolerant, continuous speech recognizer. We believe it is the first speech recognizer to be engineered specifically for use in highly demanding industrial environments. Voxware 3.0, and all of our other voice-based products sold to industrial customers, are based on VISE technology.

All Voxware-certified mobile devices, when deployed for a Voxware-based voice solution, incorporate an embedded version of our VISE speech recognition engine with a standards-based interface that allows for interfaces with a wide variety of WMS packages. Voxware 3.0 also employs our patented invention of systems and methods for using standard Internet protocols in conjunction with VoiceXML Web pages to remotely program portable voice devices, such as our VoiceLogistics computer, that direct and guide users through defined tasks and work. The United States Patent and Trademark Office approved our application for patent protection of this invention (Patent #6662163) in 2003.

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

Employees

As of June 30, 2007, we had 69 full-time employees and consultants, consisting of 23 individuals in cost of goods sold (which includes professional services, customer support and production), 20 individuals in research and development, 16 individuals in sales and marketing, and 10 individuals in general and administrative. Twenty-nine of our employees are located at our Cambridge, Massachusetts facility, 22 individuals are located at our corporate offices in Lawrenceville, New Jersey, 8 individuals work with our sales and customer support office in the United Kingdom, and 10 individuals work elsewhere. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe we have good relations with our employees.

Corporate Information

We were incorporated on August 20, 1993 in the State of Delaware. Our headquarters is located at Lawrenceville Office Park, 168 Franklin Corner Road, Lawrenceville, NJ 08648. Our telephone number is +1 609-514-4100.

We file annual, quarterly and current reports, proxy statements and other documents with the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at +1 800 SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov. In addition, we also make available free of charge on or through our Internet website, http://www.voxware.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC. Copies of our SEC filings may also be obtained by calling our main number and asking for investor relations or emailing: ir@voxware.com. Information on our website is not a part of this report. In addition, we make available on our website (i) the charters for the committees of our Board of Directors, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and (ii) our Code of Business Conduct and Ethics governing our directors, officers and employees. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and The NASDAQ Stock Market.

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

Risks Relating to Our Business and Operations
If we continue to incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. During the year ended June 30, 2007, the net loss applicable to common stockholders of $1,936,000 contributed to an accumulated deficit of $75,325,000 as of June 30, 2007. If we continue to incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. In addition, we plan to continue to increase spending on research and development, along with sales and marketing, at levels higher than in the recent past, and possibly disproportionate to revenue, thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. One customer accounted for 22% of our total revenues for the year ended June 30, 2007. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

If our VoiceLogistics family of products is not successful in the market, we will not be able to generate substantial revenues or achieve sustained profitability. Our success is substantially dependent on the success of our VoiceLogistics family of products. If the market accepts our Voxware 3.0 products, these products will account for the vast majority of our net revenue in the future. If our Voxware 3.0 products are unsatisfactory, or if we are unable to generate significant demand for these products, or if we fail to develop other significant products or applications, our business will be materially and adversely affected.

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

We are relying on third-party hardware manufacturers to develop and bring to market portable voice-compatible computer equipment on which to run our software. Sales of our Voxware 3.0 and VoxBrowser software products depend, in part, upon the delivery by third-party hardware manufacturers of robust Voxware-certified mobile computing devices with sufficient memory, voice capabilities and form factor. While we anticipate the entrance of additional Voxware-certified devices in the marketplace in the future, our customers seeking best-of-breed hardware units to drive our software currently have a limited selection from which to choose. We cannot assure you that third-party manufacturers will develop and market hardware units compatible with our software on a timely basis, if at all.

If we do not develop or acquire and introduce new and enhanced products on a timely basis, our products may be rendered obsolete. The markets for our speech recognition products and voice-based technologies are characterized by rapidly changing technology. The introduction of products by others based on new or more advanced technologies could render our products obsolete and unmarketable. Therefore, our ability to build on our existing technologies and products to develop and introduce new and enhanced products in a cost effective and timely manner will be a critical factor in our ability to grow and compete. We cannot assure you that we will develop new or enhanced products successfully and bring them to market in a timely manner. Further, we cannot assure you that the market will accept new or enhanced products. Our failure to develop new or enhanced products, including our failure to develop or acquire the technology necessary to do so, would have a material adverse effect on our business.

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

  market acceptance of our products;
  timing and levels of purchases by customers;
  interruption and delays in production caused by vendor delays;
  new product and service introductions by our competitors or us;
  market factors affecting the availability or cost of qualified technical personnel;
  timing and customer acceptance of our new product and service offerings;
  effectiveness of sales efforts by third-party partners;
  length of sales cycle;
  introduction and application of new generally accepted accounting principles; and
  industry and general economic conditions.

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

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain personnel hired, our ability to operate our business will be materially adversely affected. On June 30, 2006, the Company accelerated the vesting of outstanding stock options to all of its employees, thereby eliminating a possible reason for employees to remain with the Company. As of June 30, 2007, 403,595 options to purchase shares of our Common Stock were available for grant to employees. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

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

Risks Relating to Our Securities
The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock traded as high as $8.86 and as low as $1.83 per share between July 1, 2006 and June 30, 2007. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

  fluctuations in our quarterly revenue and operating results;
  announcements of product releases by us or our competitors;
  announcements of acquisitions and/or partnerships by us or our competitors;
  increases in outstanding shares of our Common Stock upon exercise or conversion of derivative securities, and the issuances of our Common Stock pursuant to our private placement transactions;
  delays in producing finished goods inventory for shipment; and
  the small public float of our outstanding Common Stock in the marketplace.

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

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of August 31, 2007, these shares include:

  approximately 131,460 shares of our Common Stock owned by our executive officers and directors; and
  approximately 1,752,830 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of August 31, 2007, our executive officers, directors and affiliated entities together beneficially own approximately 5,644,223 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

  Stockholders’ equity must be at least $2,500,000;
  Market value of our Common Stock must be at least $35,000,000; or
  Net income from continuing operations must be at least $500,000.

While we satisfy the requirements for continued listing on the NASDAQ Capital Market as of June 30, 2007, continued periods of operating losses may adversely affect our ability to maintain minimum required values of stockholders’ equity or Common Stock market value. If we are unable to satisfy the criteria to maintain listing of our Common Stock, our Common Stock could be subject to delisting. Trading, if any, of our Common Stock would thereafter be conducted on the OTC Bulletin Board or in the so-called “Pink Sheets”. As a consequence, it would be far more difficult for our stockholders to trade in our Common Stock and it may be more difficult to obtain accurate and current information concerning market prices for our Common Stock.

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

  revenue recognition;
  accounting for share-based payments; and
  accounting for income taxes.

In particular, the Internal Revenue Service, or IRS, began implementing a new interpretation of section 409A of the Internal Revenue Code, or Section 409A, effective January 1, 2005. In April 2007, the IRS issued final regulations on the treatment of nonqualified deferred compensation plans and arrangements under Section 409A, including stock options. Affected plans and arrangements are required to comply with documentation requirements established in the final regulations by December 31, 2007.

Section 409A requires the withholding of taxes from employees as vesting occurs on options that are issued below fair market value, or FMV. The default position of the IRS is that for a publicly traded company, its trading value is its FMV. In the past, we issued stock options at what we believe was FMV, however these prices at times varied from the trading value on the OTC Bulletin Board due to the highly volatile nature of the stock price. Accordingly, we have taken share-based compensation charges on our books, but have not withheld taxes from our employees as their options vest. In order to achieve compliance with section 409A by December 31, 2007, we anticipate undertaking a tender offer through which we will cancel options granted to employees to purchase 136,531 shares of our Common Stock with exercise prices less than the closing trading value of our Common Stock of the date of issuance. We are still evaluating the impact, if any, the cancellation and reissuance of stock options will have on our share based compensation charges calculated in accordance with Financial Accounting Standards Board, or FASB, Statement 123(R), “Share-Based Payment”. We anticipate the cancelled stock options will be replaced by an equal number of options with exercise prices calculated as the lower of the closing trading price of our Common Stock on the date of tender offer or original grant date. To the extent that the exercise price of the options increases, it is likely we will offer a retention bonus to the affected employees calculated as the increased cost to the employees of exercising the options. The bonus will be payable to those individuals who remain employed by the company for the duration of the vesting period. The maximum bonus, assuming none of the affected employees terminate their employment prior to the end of the vesting period, is estimated at approximately $168,000, which will be accrued ratably over the vesting period.

In June 2006, FASB issued Interpretation No 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109", or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our reported financial results.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. We are required to adopt SFAS 157 as of July 1, 2008, and have not yet determined the impact that the adoption of SFAS 157 will have on our reported financial results.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", or SFAS 159. SFAS 159 defines fair value, permits optional fair value reporting of certain assets and liabilities in lieu of historical cost reporting. We are required to adopt SFAS 159 as of July 1, 2008, and have not yet determined the impact that the adoption of SFAS 159 will have on our reported financial results.

ITEM 2.     PROPERTIES.

Effective July 1, 2000, we entered into a lease for our headquarters facility, which contains approximately 4,000 square feet of office space in Lawrenceville, New Jersey. The initial term of this lease expired on June 30, 2003, but has been extended through December 31, 2007. On July 27, 2005, the lease was amended to include an additional 1,350 square feet. Payments under this lease consist of a base rent of $19.00 per square foot through December 31, 2004, $19.76 per square foot from January 1, 2005 to November 30, 2005, $20.29 per square foot from December 1, 2005 through December 31, 2006, and $21.40 per square foot thereafter. Beginning in 2005, the lease requires us to pay for escalations in property operating expenses, property taxes and other items. In conjunction with the expiration of the lease for our Lawrenceville, New Jersey headquarters, we anticipate leasing additional space to accomodate our growing needs during the fiscal year ending June 30, 2008.

Our principal facility, which is located in Cambridge, Massachusetts, contains approximately 9,500 square feet of office space. We lease this space for research and development, customer support, professional services, product engineering, and final assembly and testing. Total payments under this lease consist of a base rent of $27.00 per square foot, an electricity charge of $1.50 per square foot, and an expense charge of 14.9% of the landlord’s building expenses. On October 1, 2003, the base rent was reduced to $20.00 per square foot. The original term for the lease of this office space expired on June 30, 2007, but was extended through July 31, 2007. Subsequent to June 30, 2007, we moved our Cambridge operations into a new facility. Under the new lease agreement, we are leasing approximately 7,600 square feet of office space through August 31, 2012. Total payments under the lease consist of a base rent, which increases annually, and an expense charge of 3.03% of the landlord’s building expenses. The initial base rent is $17.00 per square foot for the first year of the lease. Thereafter, the base rent will increase by $1.00 per square foot on the anniversary of the lease commencement date.

Our Reading, England facility serves as a sales and service office for our customers based in the United Kingdom. In June 2004, we leased a temporary office consisting of approximately 400 square feet. The initial lease term expired in June 2005, but renewed automatically in three-month increments until terminated in writing. We were obligated to pay minimum lease payments of approximately £2,250 per month, plus a pro rata share of operating expenses for the building. On November 22, 2006, we entered into a new 10 year lease of an office consisting of approximately 1,000 square feet. Under the lease terms, we have options to terminate the lease without penalty after three and five years. Minimum rent payments of £1,713.54 per month commenced on March 1, 2007. The minimum monthly lease payment increases to £1,762.50 on March 1, 2008. In the event we opt to continue the lease beyond the third year, the minimum monthly lease payment increases to £1,860.42 on March 1, 2009.

ITEM 3.     LEGAL PROCEEDINGS.

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our business, operating results or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER’S PURCHASES OF EQUITY SECURITIES.

Market Information

From March 1, 2001 through December 11, 2005, our Common Stock traded on the NASDAQ OTC Bulletin Board under the symbol VOXW.ob. From December 12, 2005 through March 19, 2006, our Common Stock was traded on the NASDAQ OTC Bulletin Board under the symbol VXWR.ob after giving effect to the 1-for-150 reverse split of all the outstanding shares of our Common Stock, or the Reverse Split. On March 20, 2006, our Common Stock began trading on the NASDAQ Capital Market under the symbol VOXW. The following table sets forth the high and low sale prices per share, after adjustment for Reverse Split, as quoted on the NASDAQ OTC Bulletin Board and NASDAQ Capital Market for our two most recent fiscal years:

	High	Low
Fiscal Year Ended June 30, 2006
Quarter ended September 30, 2005	$16.500	$6.000
Quarter ended December 31, 2005	$10.500	$4.220
Quarter ended March 31, 2006	$7.500	$4.880
Quarter ended June 30, 2006	$7.250	$4.150
Fiscal Year Ended June 30, 2007
Quarter ended September 30, 2006	$7.000	$3.800
Quarter ended December 31, 2006	$5.590	$3.000
Quarter ended March 31, 2007	$5.250	$2.040
Quarter ended June 30, 2007	$8.860	$1.830

As of June 30, 2007, there were approximately 114 holders of record of our Common Stock. We have never declared nor paid any cash dividends on our Common Stock. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of June 30, 2007, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

			Number of
			Securities
	Number o f Securities	Weighted	Available for
	to be Issued Upon	Average	Future Issuance
	Exercise of	Exercise Price of	under Equity
	Outstanding Options	Outstanding	Compensation
Plan Category	(1)	Options	Plans (2)
2003 Stock Incentive Plan	593,771	$4.31	402,695
1994 Stock Option Plan	2,669	$253.49	0
1998 Stock Option Plan for Outside Directors	0	--	900
____________________

(1)	Reflects 1-for-150 reverse stock split effectuated December 12, 2005.

(2)	Shares reserved for issuance under the plan may be issued upon the exercise of stock options or through direct stock issuances which vest upon the completion of designated service periods or the attainment of prescribed performance goals.

Sale of Unregistered Securities

None.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchases

None.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

The VoiceLogistics® solution, or VLS, is a combination of software, hardware and professional services available through two productized offerings. Our current flagship product, Voxware 3.0™, is a suite of tools enabling non-programmers to design, develop and integrate voice-based logistics solutions. VoiceLogistics Express™, or VLE, is a standard application suite for enhancing distribution center workforce performance for a variety of logistics functions. While we continue to deliver and support both solutions, our marketing and development efforts are focused primarily on Voxware 3.0. Our VoxBrowser software offers our patented combination of powerful speech recognition software in VoiceXML compliant web browser technology. This is client software designed to run on a wide variety of industry-standard mobile computers devised for demanding warehouse environments. These serve as the basis for the dynamic real-time link between highly mobile logistics workers, the warehouse management system, or WMS, and supervisory personnel. We believe that our solution is unique in the industry because it is the first open standards, web-based, people-centric, interactive speech recognition technology designed to VoiceXML standards, and is engineered specifically to operate in highly demanding industrial environments. VoxBrowser allows for the development and deployment of voice-based logistics solutions independent of the hardware platform on which it operates.

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

As part of our business transition, we stopped manufacturing our own proprietary hardware, and instead have partnered with major mobile computing equipment manufacturers such as Motorola, Inc. and LXE, Inc., a subsidiary of EMS Technologies, Inc. One implication of this strategy is that we expect the portion of our revenue associated with proprietary hardware sales will diminish over time as we transition to a software-centric business model, although we can provide no assurance as to the rate of this anticipated shift of revenue sources.

At the same time we have developed partnerships with key value added reseller, or VAR, and WMS companies, both in the United States and in international markets, who are incorporating our voice technology, most notably our Voxware 3.0 product, into their offerings. The first deliveries of solutions by partners to end customers have occurred. However, we believe it takes on average a year or more before significant revenues are generated by these partnerships, because partners must complete product integration efforts, become certified to deliver Voxware-based voice solutions, and secure customer acceptance of their initial deployments.

Selected Financial Data

The selected statement of operations data for the fiscal years ended June 30, 2007 and 2006, and the selected balance sheet data as of June 30, 2007 and 2006, have been derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-KSB. The selected statements of operations data for the fiscal years ended June 30, 2005, 2004 and 2003, and the balance sheet data as of June 30, 2005, 2004 and 2003, have been derived from our audited financial statements not included herein. The selected statement of operations data set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB.

	Year Ended June 30,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$8,392	$11,650	$17,502	$15,478	$15,420
Total cost of revenues	$4,342	$7,669	$8,065	$7,445	$6,498
Net loss attributable to common
stockholders	$(7,644)	$(10,326)	$(1,456)	$(6,843)	$(1,936)
Net loss per share attributable to
common stockholders - basic and
diluted	$(46.99)	$(43.86)	$(3.78)	$(1.22)	$(0.31)
Weighted average number of shares
used in computing net loss per
common share-basic and diluted,
adjusted for reverse split	163	235	386	5,596	6,292

	As of June 30,
	2003	2004	2005	2006	2007
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, cash held in
attorney's escrow account, and
short term investments	$4,247	$1,124	$3,639	$6,909	$4,961
Working capital (deficit)	$2,550	$(1,942)	$604	$4,005	$3,281
Total assets	$8,847	$5,413	$7,414	$10,646	$12,132
Long-term debt	$38	$1,013	$334	$253	$941
Stockholders' equity (deficit)	$3,772	$(2,241)	$810	$4,327	$2,752

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

Revenues
Revenues are generated from licensing application software, selling related computer hardware and providing services, including professional deployment, configuration, customized application development, and training services, and software maintenance and technical support services.

Product revenue consists of software license fees, sales of related computer hardware, and extended hardware warranties. Revenue from the licensing of software and sale of hardware is recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee or hardware price is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software and hardware, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Agreements with channel partners and some direct customers do not include an acceptance period, so revenues from the sale of hardware and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenue is recognized ratably over the life of the contract, generally one year.

Services revenue consists of professional deployment, configuration, customized application development, and training services, and software maintenance and technical support services. Professional services revenue is generally recognized as the services are performed. For arrangements in which professional services are provided in conjunction with software, professional services revenue for services provided prior to delivery of software is deferred until delivery of all software. Revenue from maintenance and technical support, which typically consist of unspecified when-and-if-available product updates and customer telephone support services, is recognized ratably over the term of the service period, which is generally one year.

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98 9. SOP 97-2, as amended, requires that revenue recognized from multiple element arrangements that include software licenses be allocated to the various elements of the arrangement based on the relative fair values of the elements, such as hardware, deployment services, and maintenance and technical support services. We follow the residual method of accounting under SOP 97-2, as amended. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair values, with the residual arrangement fee allocated to the delivered elements. The relative fair value of the undelivered elements included in our multi-element sales arrangements is based on vendor specific objective evidence, or VSOE.

VSOE exists for hardware elements sold separately. We determine VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of June 30, 2007, we believe that we have realized VSOE of the fair values for maintenance and professional services.

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

Travel costs associated with professional services and billed to customers are recorded as services revenues at the time they are incurred.

Deferred Revenue
Deferred revenue consists of unearned customer deposits and PCS arrangements. Customer deposits are recognized as revenue upon delivery of the underlying product and services in conjunction with the recognition of deferred project costs. PCS arrangements include extended hardware warranty, software maintenance revenues and depot management service fees. These arrangements, which sometimes include amounts bundled with initial revenues, are deferred upon invoicing and recognized as revenue over the term of the warranty or service period, which is typically one year.

Allowance for Doubtful Accounts
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

Research and Development
Research and development expenditures are charged to operations as incurred. Pursuant to SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed", development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Technological feasibility is achieved substantially at the time the software is released for general sale to our customers.

Warranty Costs
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

Share-based Compensation
During fiscal 2006 and prior years, we accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, or APB 25, and disclosed the pro forma effect of expensing stock options in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock Based Compensation”. Effective July 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, an amendment of SFAS No. 123 and SFAS No. 95, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Both SFAS 123 and SFAS 123(R) require management to make assumptions regarding the expected life of the options, the expected volatility of the options and other items in determining estimated fair value. Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on our consolidated financial statements.

Deferred Taxes
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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Results of Operations

Fiscal 2007 Versus Fiscal 2006

	Year Ended	% of Total	Year Ended	% of Total
	June 30, 2007	Revenue	June 30, 2006	Revenue	$ Change	% Change
Product revenues	$11,566	75%	$11,922	77%	$(356)	(3%)
Services revenues	3,854	25%	3,556	23%	298	8%
Total revenues	15,420	100%	15,478	100%	(58)	(0%)

Cost of product revenues	3,785	25%	3,965	26%	(180)	(5%)
Cost of service revenues	2,713	18%	3,480	22%	(767)	(22%)
Total cost of revenues	6,498	42%	7,445	48%	(947)	(13%)

Gross profit	8,922	58%	8,033	52%	889	11%

Research and development	2,783	18%	3,457	22%	(674)	(19%)
Sales and marketing	5,394	35%	5,463	35%	(69)	(1%)
General and administrative	2,718	18%	6,059	39%	(3,341)	(55%)
Total operating expenses	10,895	71%	14,979	97%	(4,084)	(27%)

Operating loss	(1,973)	(13%)	(6,946)	(45%)	4,973	72%

Interest income (expense), net	37	0%	(45)	(0%)	82	182%
Loss before income taxes	(1,936)	(13%)	(6,991)	(45%)	5,055	72%

Benefit from income taxes	-	0%	228	1%	(228)	(100%)

Net loss	$(1,936)	(13%)	$(6,763)	(44%)	$4,827	71%

Revenues

Our total revenues were $15,420,000 for the year ended June 30, 2007 compared to total revenues of $15,478,000 for the year ended June 30, 2006. The $58,000 (0%) decrease in total revenues is primarily due to a decrease of $1,047,000 (15%) in the sale of hardware units and related accessories partially offset by increases of $540,000 (32%) in software maintenance revenues, $518,000 (56%) in extended hardware warranty revenues, and $225,000 (6%) in licensing of software. Product revenues accounted for 75% of revenues during the year ended June 30, 2007 as compared to 77% during the year ended June 30, 2006. Service revenues accounted for 25% of revenue during the year ended June 30, 2007 as compared to 23% during the prior year.

Product revenues include licensing of VLS software, sales of hardware units and accessories, extended hardware warranty, and royalties from our speech compression technology. Total product revenues decreased $356,000 (3%) to $11,566,000 during the year ended June 30, 2007, from $11,922,000 in the year ended June 30, 2006. The decrease in product revenues during the year ended June 30, 2007 was primarily due to a 24% decrease in the number of hardware unit sold compared to the year ended June 30, 2006, offset by increases in software revenues and extended hardware warranty revenues. The decrease in number of hardware unit upgrades sold was primarily due to several significant one-time hardware upgrade purchases in fiscal year 2006 by long time customers combined with the greater availability of hardware manufactured by independent third party companies that are certified to run our software. As a result of the introduction of VoxBrowser and Voxware 3.0 products, which are not dependent on our proprietary hardware platform, we anticipate that software licenses will account for a greater percentage of product revenues in the future, with less emphasis on sales of new or upgraded hardware units. Software licenses contributed 32% of product revenues during the year ended June 30, 2007 as compared to 29% during the prior year.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities, and travel charges billed to customers for costs incurred while providing services. For the year ended June 30, 2007, services revenues totaled $3,854,000, an increase of $298,000 (8%) from services revenues of $3,556,000 for the year ended June 30, 2006. Professional services decreased $252,000 (13%) from $1,877,000 during the year ended June 30, 2006 to $1,625,000 during the year ended June 30, 2007, reflecting the reduced service effort required to deploy the Voxware 3.0 software product. Additionally, Voxware 3.0 provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, we expect professional services revenues for new customers to decline in the future. Software maintenance support services increased $540,000 (32%) from $1,679,000 during the year ended June 30, 2006 to $2,219,000 during the year ended June 30, 2007. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold. Billed travel costs decreased $64,000 (27%) to $174,000 during the year ended June 30, 2007 from $238,000 during the year ended June 30, 2006. The decrease in billed travel costs reflects the shift in focus away from our older products that required greater on-site support services to customize and implement.

Cost of Revenues

Total cost of revenues decreased $947,000 (13%) from $7,445,000 for the fiscal year ended June 30, 2006 to $6,498,000 for the fiscal year ended June 30, 2007.

Cost of product revenues decreased $180,000 (5%) from $3,965,000 in the year ended June 30, 2006, to $3,785,000 in the year ended June 30, 2007. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is our manufacturing staff, which was comprised of 3 individuals as of June 30, 2007, as compared to 5 individuals as of June 30, 2006. The decrease in cost of product revenues is primarily attributable to a decrease of $205,000 for labor related costs during the year ended June 30, 2007, as compared to the year ended June 30, 2006 due to the reduction of staff during fiscal 2007. This decrease was partially offset by an increase of $65,000 for direct material costs, which was primarily due to higher costs per unit during fiscal year 2007 as compared to fiscal year 2006. We expect software licensing to account for a higher percentage of product revenues in the future. Accordingly, cost of product revenues, as a percentage of product revenues, may gradually decline, so that our margins earned on product revenues may increase. However, such increases in gross margin percentages may be offset if end users seek to purchase third-party hardware directly from us versus through third-party partners, as the gross margin on sales of hardware is lower than that on sales of software.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses. Our customer support and professional services staff was comprised of 20 individuals as of June 30, 2007, as compared to 34 individuals as of June 30, 2006. Cost of services revenues decreased $767,000 (22%) from $3,480,000 in the year ended June 30, 2006 to $2,713,000 in the year ended June 30, 2007. Labor costs of our customer support and professional services groups decreased $1,040,000 from $3,182,000 in the year ended June 30, 2006 to $2,142,000 in the year ended June 30, 2007. Labor cost reductions are primarily due to the reduction in the size of our professional services staff required to support our customers. With the introduction of our Voxware 3.0 product and reduced emphasis on our older VLE product, less staff is needed to develop and implement customized software applications. Travel costs decreased by $54,000 during the year ended June 30, 2007, as compared to the year ended June 30, 2006. Costs incurred by customer support and professional services staff in support of our sales and research and development activities, which are classified as operating expenses in our statement of operations, decreased from $828,000 in the year ended June 30, 2006 to $457,000 in the year ended June 30, 2007. Redirecting the efforts of the customer support and professional services groups from supporting our sales and research and development activities had the effect of increasing cost of services revenues by $371,000 in the year ended June 30, 2007, while decreasing operating expenses by the same amount.

Operating Expenses

Total operating expenses decreased by $4,084,000 (27%) to $10,895,000 in the fiscal year ended June 30, 2007 from $14,979,000 in the fiscal year ended June 30, 2006. As of June 30, 2007, headcount associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 46 individuals compared to 51 individuals as of June 30, 2006.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development. Our research and development team was comprised of 20 individuals as of June 30, 2007 compared to 19 individuals as of June 30, 2006. Our research and development expenses decreased $674,000 (19%) to $2,783,000 in the year ended June 30, 2007, from $3,457,000 in the year ended June 30, 2006. The decrease in research and development expenses during the year ended June 30, 2007 is due primarily to decreases of $327,000 in costs incurred by our customer support and professional services teams in support of research and development activities and $344,000 for outside consulting services. The decreases are primarily related to the discontinuation during fiscal year 2007 of ongoing development efforts of our legacy product, VLE. Future research and development efforts will focus primarily on continued enhancement of Voxware 3.0. In addition, share-based compensation included in research and development expenses decreased from $297,000 during the year ended June 30, 2006 to $0 during the year ended June 30, 2007.

This decrease is the result of the accelerated vesting on June 30, 2006 of outstanding options to purchase shares of our Common Stock held by employees on our research and development staff. The acceleration of vesting of employees’ options was undertaken primarily to eliminate any future compensation expense we would otherwise recognize in our consolidated statement of operations with respect to these options due to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, which we implemented effective July 1, 2006. Overall, research and development costs for the year ending June 30, 2008 are expected to be higher than during the year ended June 30, 2007 due to planned staff additions enabling us to increase our investment in Voxware 3.0.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show expenses. Our sales and marketing staff was comprised of 16 individuals as of June 30, 2007 compared to 21 individuals as of June 30, 2006. Sales and marketing expenses decreased $69,000 (1%) to $5,394,000 in the year ended June 30, 2007, from $5,463,000 in the year ended June 30, 2006, reflecting our focus on expanding customer base and channel partner relationships both domestically and abroad. The change in sales and marketing expenses is due primarily to increases of $284,000 in salary and related charges due primarily to the makeup of the sales and marketing staff, which included more managers with higher compensation in fiscal year 2007 than in fiscal year 2006, and to the timing of staff hires throughout fiscal year 2006. Outside consulting services increased by $71,000 and marketing program costs increased by $142,000. These increases were offset by decreases of $155,000 for recruiting charges and $127,000 for travel costs. Also, share-based compensation included in sales and marketing expenses decreased from $372,000 during the year ended June 30, 2006 to $7,000 during the year ended June 30, 2007. This decrease is the result of the accelerated vesting on June 30, 2006 of outstanding options to purchase shares of our Common Stock held by employees on our sales and marketing staff. Although our sales and marketing costs during the three months ended June 30, 2007 were less than during the three months ended June 30, 2006 due primarily to a consolidation of the sales and marketing team during fiscal year 2007, we expect to continue investing additional resources in the expansion of our marketing programs and channel partner relationships. Due to the significant lead time required to identify, engage, and train third-party partners in the sale and development of VoiceLogistics solutions, we anticipate sales and marketing expenses during fiscal year 2008 may be higher than those costs incurred during fiscal year 2007.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 10 individuals as of June 30, 2007 and 11 individuals as of June 30, 2006. General and administrative expenses decreased $3,341,000 (55%) to $2,718,000 in the year ended June 30, 2007 from $6,059,000 in the year ended June 30, 2006. Labor costs decreased by $67,000 during the year ended June 30, 2007 as compared to the year ended June 30, 2006. Costs associated with being a publicly traded company decreased by $226,000 due primarily to filing fees associated with the registration of shares of our Common Stock during fiscal 2006. In addition, we experienced a gain of $89,000 from fluctuations in foreign currency exchange rates during the year ended June 30, 2007, as compared to a loss of $52,000 during the year ended June 30, 2006, a change of $141,000. These reductions to general and administrative expenses were offset by severance costs of $270,000 due to the resignation of Thomas Drury, Jr. as president, chief executive officer and director on October 31, 2006, and a staff reduction plan that eliminated 17 positions during the second quarter of fiscal year 2007. The non-cash charge share-based compensation expense included in general and administrative expenses for the year ended June 30, 2007 was $62,000 as compared to $3,254,000 for the year ended June 30, 2006. This decrease is primarily the result of the accelerated vesting at June 30, 2006 of outstanding options to purchase our Common Stock held by our employees, and as a result, no share-based compensation charge relating to these options was recognized in the year ended June 30, 2007. The vesting of options held by non-employees to purchase shares of our Common Stock was not accelerated at June 30, 2006. The acceleration of vesting of employees’ options was undertaken primarily to eliminate any future compensation expense we would otherwise recognize in our consolidated statement of operations with respect to these options due to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, which we implemented effective July 1, 2006. In conjunction with the acceleration of vesting of the options, we recorded charges of $2,463,000 in the fourth quarter of fiscal year 2006.

Interest Income (Expense), net

Interest income earned is reported net of interest expense. Net interest income for the year ended June 30, 2007 was $37,000, compared to net interest expense of $45,000 for the year ended June 30, 2006, a change of $82,000. This change is primarily due to a decrease in interest charges related to the 2003 Silicon Valley Bank credit facility, which was fully paid in December 2006.

Income Taxes

The provision for income taxes was $0 for the year ended June 30, 2007, as compared to a tax benefit of $228,000 for the year ended June 30, 2006. We had a loss before taxes of $1,936,000 for accounting purposes during the year ended June 30, 2007, compared to $6,991,000 during the year ended June 30, 2006. The decrease in benefit from income taxes is primarily the result of the sale during the year ended June 30, 2006 of unused State of New Jersey net operating losses for cash in the amount of $248,000.

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

Liquidity and Capital Resources

As of June 30, 2007, we had $4,961,000 in cash and cash equivalents, compared to $6,909,000 in cash and cash equivalents as of June 30, 2006, a decrease of $1,948,000. Our working capital as of June 30, 2007 was $3,281,000 compared to $4,005,000 as of June 30, 2006, a decrease of $724,000.

Net cash used in operating activities totaled $1,546,000 for year ended June 30, 2007, primarily consisting of a net loss of $1,936,000 and increases of $2,859,000 in accounts receivable and $417,000 in inventory, offset by an increase in deferred revenues of $1,776,000, an increase of $1,713,000 in accounts payable and accrued expenses, and non-cash charges of $512,000 primarily for depreciation, amortization and share based compensation. The increases in accounts receivable primarily reflects revenues of $4,904,000 for the three months ended June 30, 2007, which were $1,419,000 higher than for the three months ended June 30, 2006. Additionally, the increase in accounts receivable reflects increased software maintenance and extended hardware warranty billings, and the impact of foreign sources of revenue, which generally require a longer collection cycle. Customers outside of North America contributed 26% of our revenues during the year ended June 30, 2007, as compared to 25% during the year ended June 30, 2006. Increases in deferred revenues are primarily due to the timing of maintenance billings throughout the year, which were higher during the year ended June 30, 2007 than during the year ended June 30, 2006 and new customer site implementations. The increase in inventory is primarily due to the receipt in June 2007 of a significant inventory order that we delivered to our customer in July 2007. Changes in accounts payable and accrued expenses are primarily a function of the timing of the recording of expenses versus related payments. Accounts payable and accrued expenses as of June 30, 2007 includes $1,029,000 more of inventory purchases and $718,000 more in accruals of operating costs than at June 30, 2006. Non-cash charges during the year ended June 30, 2007 consisted primarily of depreciation and amortization costs and share based compensation, and were $4,009,000 less than for the year ended June 30, 2006. The decrease in non-cash charges is due primarily to a reduction in share-based compensation caused by the accelerated vesting of outstanding stock options in June 2006. Net cash used in operating activities totaled $2,623,000 for fiscal 2006, primarily consisting of a net loss of $6,763,000, adjusted for a decrease of $791,000 in accounts payable and accrued expenses, and an increase of $81,000 in accounts receivable; offset by an increase of $450,000 in deferred revenues, a decrease in deferred project costs of $96,000 and non-cash charges including share based compensation of $4,062,000, amortization of financing costs of $178,000, depreciation and amortization charges of $201,000, and provision for doubtful accounts of $80,000. Changes to the balances of accounts receivable were primarily due to the decrease in revenue during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Changes to deferred project costs were due primarily to the timing of sales within the year. Accounts payable and accrued expenses decreased during the year ended June 30, 2007, as funding from the August 2005 private placement provided resources that allowed us to reduce our outstanding liabilities.

Net cash used in investing activities totaled $183,000 during the year ended June 30, 2007 due primarily to purchases of property and equipment. In the year ended June 30, 2006, net cash used in investing activities totaled $396,000 as a result of purchases of property and equipment totaling $351,000 and capitalized software development costs totaling $45,000.

Net cash used in financing activities totaled $219,000 in fiscal year 2007, compared to $6,289,000 provided by financing activities in fiscal year 2006. During the year ended June 30, 2007, we received proceeds of $1,800,000 and $3,000,000, respectively against our working line of credit and term loan with SVB, and repaid $3,100,000 against the working line of credit and $2,128,000 against term loans with SVB. We received net proceeds in the amount of $209,000 from the cashless exercise of stock options during the year ended June 30, 2007. This balance consisted of $704,000 received from the exercise by employees of stock options net of $495,000 paid by Voxware to repurchase Common Stock from a former executive in accordance with the cashless stock option provision of his employment agreement. During the year ended June 30, 2006, a private placement of our Common Stock in August 2005 yielded net proceeds of approximately $6,190,000, while $58,000 was raised from the exercise by employees of options to purchase Common Stock. We borrowed $1,300,000 against our working line of credit and $437,000 against a separate line of credit for the purchase of equipment. The $1,000,000 borrowed against the working line of credit as of June 30, 2006 was fully paid during the year ended June 30, 2007. In addition, $681,000 was paid against long-term debt, and $15,000 was paid to repurchase fractional shares created by the Reverse Split of our Common Stock in December 2005.

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

Proceeds from the Private Placement were used to fund increased research and development activities, as well as support the substantial expansion of our sales and marketing channels domestically and abroad. We added significant personnel costs and marketing program expenses during fiscal 2006 in these areas in advance of offsetting revenues. Personnel costs were reduced through a staff reduction during the second quarter of fiscal 2007 in order to more closely align costs with revenues, but will be partially offset by third-party resources and newly hired staff supporting the continued enhancement and marketing of our Voxware 3.0 product line.

On February 15, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market, Inc., or NASDAQ, indicating that the NASDAQ staff had determined that we did not comply with or satisfy NASDAQ Marketplace Rule 4310(c)(2)(B) for continued listing on the NASDAQ Capital Market, which requires that we maintain minimum stockholders equity of $2,500,000 or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On March 2, 2007, we provided the NASDAQ staff with our specific plan to achieve and sustain compliance with the NASDAQ Capital Market listing requirements, including the time frame for completion of the plan. In response thereto, we received, on March 23, 2007, a determination from the NASDAQ staff a notice denying our request for continued listing on The NASDAQ Capital Market, or the Determination, as a result of our failure to comply with or satisfy NASDAQ Marketplace Rule 4310(c)(2)(B). In response to the Determination, we requested a hearing before the NASDAQ Listing Qualifications Panel, or the Panel, to appeal the Determination and seek continued listing on The NASDAQ Capital Market. We were granted a hearing before the Panel, scheduled for May 10, 2007. On May 1, 2007, we reported stockholders' equity of $2,556,000 in our Form 10-QSB for the period ended March 31, 2007. In response to this filing, we received a letter from the Nasdaq Stock Market Inc. indicating that our stockholders’ equity balance again satisfies Nasdaq Marketplace Rule 4310(c)(2)(B) for continued listing on the Nasdaq Capital Market as we have regained a minimum stockholders' equity of $2,500,000. Accordingly, the hearing before the Nasdaq Listing Qualifications Panel scheduled for May 10, 2007 to appeal Determination by the Nasdaq staff to deny our continued listing on the Nasdaq Capital Market was cancelled. In order to assist our efforts to sustain compliance with NASDAQ Marketplace Rule 4310(c)(2)(B), certain stockholders agreed in April 2007 to exercise warrants to purchase Common Stock if requested in writing by us. Under the terms of the agreement, the stockholders will, upon written request from us, exercise warrants to purchase up to 354,322 shares of Common Stock on or before June 30, 2008. In the event that all of the warrants are exercised, we will receive cash proceeds increasing stockholders equity by $500,000.

On December 30, 2003, we entered into a credit facility with Silicon Valley Bank, or the 2003 SVB Facility. The 2003 SVB Facility initially provided us with $2,000,000 in financing, comprised of a $1,500,000 term loan and $500,000 working capital facility. The term loan was payable in monthly installments over a 36-month period commencing February 1, 2004. The 2003 SVB Facility bore interest at a rate of plus 0.5% per annum, and was secured by all of our assets, including our intellectual property, and a guarantee by our two largest stockholders. In exchange for the SVB Facility guarantee, the stockholders were granted warrants to purchase 133,333,333 shares of our Series D Preferred Stock at an exercise price of $0.015 per share. As a result of the Private Placement, these warrants were converted into warrants to purchase 133,333,333 shares (888,889 shares after giving effect to the Reverse Split) of Common Stock at an exercise price of $0.015 per share ($2.25 per share after giving effect to the Reverse Split).

We engaged Hempstead & Co. as our valuation expert to assist in determining the fair value of the guarantee for which the warrants were issued. Based on the work performed by Hempstead & Co., we recorded a deferred financing asset of $500,000 on our balance sheet as of December 31, 2003. This deferred asset was amortized over 36 months commencing on January 1, 2004, and is fully amortized as of June 30, 2007.

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

On December 8, 2004, we entered into a second loan modification agreement with SVB wherein, among other factors, the working capital line of credit was increased from $500,000 to $2,000,000. The terms of the modification agreement allowed for immediate availability of $666,667 under this working capital line of credit. The amount of availability was determined by subtracting from $2,000,000 the amount outstanding under the term loan. Effective January 1, 2005, the monthly principal payment under the term loan was approximately $56,000. These monthly principal payments under the term loan had the effect of increasing the available working capital line of credit by an equal amount. The renewal interest rate was at prime plus 0.5%, with a floor rate of prime interest rate at 4.5%. As of June 30, 2007, the term loan was fully paid.

On November 9, 2005, we entered into a third loan modification agreement with SVB, providing us with a line of credit of up to $1,000,000, which we refer to as the Equipment Line, to finance the acquisition of certain eligible equipment purchased on or after April 1, 2005. We first drew upon the Equipment Line on December 16, 2005, and were required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006. At that date, the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of June 30, 2007 was $253,000.

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

On May 24, 2006, we entered into a Loan and Security Agreement, or 2006 Facility, with SVB, providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit, or the Revolver, and a $1,500,000 Non-Formula Term Loan, or the 2006 Term Loan, to fund our anticipated working capital needs. Funds available under the Revolver are reduced by the maximum limit of a corporate credit card, which was $35,000 as of June 30, 2007. The Revolver is available until October 31, 2007. The 2006 Term Loan was available to draw upon until March 31, 2007 and is to be repaid in thirty-six (36) equal monthly payments of principle and interest, commencing on April 1, 2007.

On January 3, 2007, with an effective date of December 29, 2006, we entered into an amended and restated loan agreement with SVB modifying the 2006 Facility by extending the Revolver to December 28, 2007 and revising certain covenants. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. The availability under the Revolver is limited to a borrowing base advance rate that is 75% against Eligible Accounts (as such term is defined in the Revolver). Amounts outstanding under the Revolver bear interest at June 30, 2007 at the rate of 10%, calculated as prime plus 1.75%. Upon two consecutive quarters of profitability, the interest rate will be reduced to a rate of prime plus 0.5%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at June 30, 2007. Amounts outstanding under the 2006 Term Loan bear interest at June 30, 2007 at a rate of 10.5%, calculated as prime plus 2.25%. Under certain conditions, any borrowings under our 2006 Term Loan will be reserved against the availability of the Revolver. $1,500,000 was borrowed against 2006 Term Loan as of December 31, 2006, but was repaid in January 2007. On February 1, 2007, we entered into a First Loan Modification Agreement with SVB, whereby the Amended and Restated Loan and Security Agreement was amended to allow for one term loan in addition to the one that was drawn in December 2006 and repaid in January 2007. The additional term loan provided under the First Loan Modification Agreement is in an amount up to $1,500,000, available to be drawn upon until March 31, 2007. On March 28, 2007, we drew the full $1,500,000 available under this term loan, of which a principal balance of $1,375,000 remained outstanding as of June 30, 2007.

We are expanding our partnership channel, with particular emphasis on the development of relationships with mobile computer equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. Partnership channel sales accounted for 5% of our revenues during both years ended June 30, 2007 and 2006, but is expected to contribute a higher percentage of revenue in the future. With the introduction of Voxware 3.0 and VoxBrowser, independent third-party partners are able to develop and deliver voice-enabled logistics solutions on other manufacturers’ hardware. As a result of the partner relationships and product offerings, a greater percentage of revenue is likely to be derived from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. Software licenses contributed 24% of revenues for the year ended June 30, 2007 compared to 22% of revenue for the year ended June 30, 2006. The initial production implementations of Voxware 3.0 at customer facilities occurred during the fourth quarter of fiscal 2007. As a result, software licenses generated 29% of our revenues during the final quarter of fiscal 2007, as compared to 18% during the final quarter of fiscal 2006. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. For the year ended June 30, 2007, we earned gross margin from software licenses of 98%, as compared to 40% for sales of hardware units and related accessories.

In an effort to realign resources away from labor intensive, highly customized software solutions in favor of more productized offerings, the Company enacted a cost restructuring plan in November 2006. We eliminated 21 staff positions during the second quarter of fiscal 2007 through attrition and a reduction in force, representing approximately 24% of our workforce. The eliminated positions were primarily focused on the development, support and marketing of our older VLE product line. We expect this lower staff size will yield savings in labor related costs in excess of $1,800,000 per year, but will be partially offset by increased costs to enhance and market our Voxware 3.0 product line. In anticipation of these additional costs, we expect that operating costs during fiscal 2008 will exceed fiscal 2007 levels.

We expect fiscal year 2008 revenues will exceed fiscal year 2007 revenues. Our customer base continues to expand, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings, and new customers brought to us through VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2008, but new customers, including those brought to us through VARs and other channel partners, are expected to contribute a higher percentage of our total revenues than during fiscal year 2007. During the six months ended June 30, 2007 we generated positive cash from operations due to increased revenues, a greater percentage of revenues derived from higher margin software licenses, and the cost savings realized from the staff reduction that we undertook during the second quarter of fiscal year 2007. Also, $1,465,000 was available under our working capital line of credit with SVB as of June 30, 2007, which is available for short-term operating needs. In addition, $500,000 is available through a call provision incorporated into warrants held by certain stockholders. We may call for the exercise of these warrants through June 30, 2008 if needed to help sustain compliance with ongoing listing requirements of the NASDAQ Capital Market. In addition, we believe we are able to raise additional capital through either new equity or debt financing arrangements, and may elect to utilize such an arrangement to fund further expansion of our operations. Due to anticipated increases in revenue, a greater emphasis on sales of higher margin product, and the availability of cash through existing relationships with SVB and our certain stockholders, we believe that we have adequate capital resources available to fund our operations through June 30, 2008.

As of June 30, 2007, 12,000,000 shares of our Common Stock were authorized, of which 6,368,963 were issued and outstanding. The following table summarizes the dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike price exceeds the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of June 30, 2007
Common stock issued and outstanding as of June 30, 2007	6,368,963
Dilutive instruments:
Outstanding warrants to purchase common stock *	1,158,121
Outstanding options to purchase common stock *	596,440
Common stock plus dilutive instruments outstanding	8,123,524
Options to purchase common stock available to issue
pursuant to various stock option plans	403,595
Common stock outstanding if all dilutive instruments
are converted and exercised	8,527,119

* Includes all "in-the-money" and "out-of-the-money" warrants and options.

Effect of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109", or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 will have a material impact on our reported financial results.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. We are required to adopt SFAS 157 as of July 1, 2008, and have not yet determined the impact that the adoption of SFAS 157 will have on our reported financial results.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", or SFAS 159. SFAS 159 defines fair value, permits optional fair value reporting of certain assets and liabilities in lieu of historical cost reporting. We are required to adopt SFAS 159 as of July 1, 2008, and have not yet determined the impact that the adoption of SFAS 159 will have on our reported financial results.

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

We also maintain a credit facility with SVB that includes a term loan, equipment line of credit and working capital line of credit. In addition, this credit facility provides additional borrowing capacity as of June 30, 2007 via an asset-based revolving line of credit and term loan. Interest on this credit facility is based on the prime interest rate. Interest rate changes would impact our interest income earned, but would be partially offset by changes to our interest expense charges. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Foreign Currency Exchange Rate

We frequently denominate our sales to certain European customers in Euros and Pound Sterling. Although we do not currently hedge certain balance sheet exposures and inter-company balances against future movements in foreign currency exchange rates, we do anticipate exploring using foreign exchange contracts in the future. We did not hold derivative financial instruments for trading purposes during fiscal years 2007 and 2006.

ITEM 7.	FINANCIAL STATEMENTS.

The financial statements and supplementary data required by this Item are included in this Annual Report on Form 10-KSB beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decision regarding disclosures.

Changes in Internal Controls

There were no changes during the quarter ended June 30, 2007 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 10.	EXECUTIVE COMPENSATION.

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The discussion under the heading “Certain Relationships and Related Transactions” and “Board Independence” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.	EXHIBITS.

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

(a)	Exhibit No.		Description
	2.1		Asset Purchase Agreement, dated as of February 4, 1999, by and between Ascend Communications, Inc. and Voxware, Inc.**(1)

	3.1	(a)	Amended and Restated Certificate of Incorporation**(11)

	3.1	(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.**(12)

	3.1	(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation **(13)

	3.1	(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 29, 2004.**(25)

	3.1	(e)	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, as filed with the Secretary of State of the State of Delaware on November 28, 2005.**(22)

	3.2		Amended and Restated Bylaws.**(11)

	4.1		Stock Restriction and Registration Rights Agreement, dated April 4, 2000, by and among Voxware, Inc., Verbex Acquisition Corporation, InRoad, Inc. and Stratos Product Development LLC.**(3)

4.2	Form of Warrant issued to InRoad, Inc., dated April 4, 2000.**(3)

4.3	Warrant issued to Stratos Product Development, LLC, dated April 4, 2000.**(3)

4.4	Amendment to Warrants, dated as of July 7, 2003, by and among Voxware, Inc. and Stratos Product Development, LLC and InRoad, Inc.**(25)

4.5	Form of Common Stock Purchase Warrant.**(10)

4.6	Form of Common Stock Purchase Warrant issued to Ridgecrest Capital Partners.**(10)

4.7	Form of Series D Convertible Preferred Stock Purchase Warrant.**(10)

4.8	Form of Series D Convertible Preferred Stock Purchase Warrant to be issued to Edison Venture Fund V, L.P., dated December 30, 2003.**(12)

4.9	Form of Series D Convertible Preferred Stock Purchase Warrant to be issued to Cross Atlantic Technology Fund II, L.P., dated December 30, 2003.**(12)

4.10	Form of Common Stock Purchase Warrant issued to former holders of Series D Convertible Preferred Stock Purchase Warrants (see Exhibits 4.7, 4.8 and 4.9).**(25)

4.11	Form of Common Stock Purchase Warrant issued to Mufson Howe Hunter & Company LLC, dated August 11, 2005.**(25)

4.12	Form of Common Stock Purchase Warrant issued to Alan A. Nash, dated August 11, 2005.**(25)

4.13	Form of Common Stock Purchase Warrant issued to Duncan J. L. Fitzwilliams, dated August 11, 2005.**(25)

4.14	Form of Common Stock Purchase Warrant issued to Emma Smith, dated August 11, 2005.**(25)

10.1	Voxware, Inc. 1994 Stock Option Plan.**(2)

10.2	Form of Voxware, Inc. Stock Option Agreement.**(2)

10.3	Form of Indemnification Agreement.**(2)

10.4	Securities Purchase Agreement, dated as of August 10, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)

10.5	Registration Rights Agreement, dated as of August 15, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)

10.6	Securities Purchase Agreement, dated as of April 19, 2001, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, together with the form of Additional Share Warrant attached as an exhibit thereto.**(7)

10.7	Registration Rights Agreement, dated as of April 19, 2001, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, together with the form of Remedy Warrant attached as an exhibit thereto.**(7)

10.8	Voxware, Inc. 1998 Stock Option Plan for Outside Directors.**(8)

10.9	Voxware, Inc. Plan to Pay Non-Employee Directors an Annual Retainer.**(8)

10.10	Series D Convertible Preferred Stock Purchase Agreement, dated as of April 16, 2003, by and among Voxware, Inc. and the Purchasers thereto.**(10)

10.11	Exchange Agreement, dated as of April 16, 2003, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(10)

10.12	Exchange Agreement, dated as of April 16, 2003, by and among Voxware, Inc. and certain holders of its Series C Convertible Preferred Stock.**(10)

10.13	Exchange Agreement, dated as of April 16, 2003, by and among Voxware, Inc., Creafund n.v., Avvision BVBA, BVBA Com2Wizards, Eurl Val D Auso and Wim Deneweth.** (10)

10.14	Settlement Agreement, dated as of April 16, 2003, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(10)

10.15	Investor Rights Agreement, dated as of June 27, 2003, by and between Voxware, Inc. and the Investors thereto.**(11)

10.16	Stockholders Agreement, dated as of June 27, 2003, by and between Voxware, Inc. and the Holders and Investors listed on Schedule 1 thereto.**(11)

10.17	Voxware, Inc. 2003 Stock Option Plan.**(11)

10.18	Form of Voxware, Inc. Stock Option Agreement.**(11)

10.19	Loan and Security Agreement, dated as of December 29, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(12)

10.20	Intellectual Property Security Agreement, dated as of December 29, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(12)

10.21	Unconditional Guaranty of Edison Venture Fund V, L.P., as guarantor, dated as of December 29, 2003.**(12)

10.22	Unconditional Guaranty of Cross Atlantic Technology Fund II, L.P., as guarantor, dated as of December 29, 2003.**(12)

10.23 #	Indemnification Agreement, dated June 21, 2004, by and between Voxware, Inc. and Paul Commons.**(25)

10.24	Form of Common Stock Purchase Agreement, date as of August 11, 2005 by and between Voxware, Inc. and certain accredited investors.**(20)

10.25	Form of Amendment No. 2 to Stockholders Agreement, dated as of August 11, 2005 by and between Voxware, Inc. and certain accredited investors.**(20)

10.26	Form of Amended and Restated Investor Rights Agreement, dated as of August 11, 2005 by and between Voxware, Inc. and certain accredited investors.**(20)

10.27	License, Development and Reseller Agreement, dated as of September 26, 2005, by and between Voxware, Inc. and LXE, Inc.**†(29)

10.28	Amended and Restated Loan and Security Agreement dated as of January 3, 2007, and effective as of December 29, 2006 between Silicon Valley Bank and Voxware, Inc.**(27)

10.29	First Loan Modification Agreement dated as of February 1, 2007 between Silicon Valley Bank and Voxware, Inc.**(28)

10.30	Loan and Security Agreement dated as of January 3, 2007 and effective as of December 29, 2006 between Silicon Valley Bank and Voxware, Inc.** (27)

10.31	Amendment to Loan Arrangement with Voxware, Inc. dated as of January 3, 2007, from Verbex Acquisition Corporation** (27)

10.32 #	Executive Employment Agreement between Voxware, Inc. and Scott J. Yetter** (30)

21.1	Subsidiaries of Voxware, Inc.**(11)

23.1	Consent of BDO Seidman, LLP*

23.2	Consent of Hempstead & Co.*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Hempstead & Co. valuation report dated February 16, 2004.**(14)

____________________

*	Filed herewith.

**	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

(1)	Filed in connection with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.

(2)	Filed in connection with the Company’s Registration Statement on Form S-1 (File Number 33-08393).

(3)	Filed in connection with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(4)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on August 16, 2000.

(5)	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(6)	Filed in connection with the Company’s Registration Statement on Form S-2 (File Number 33-68646).

(7)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on April 20, 2001.

(8)	Filed in connection with the Company’s Registration Statement on Form S-8 (File Number 33-33342).

(9)	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(10)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on April 17, 2003.

(11)	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

(12)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on January 6, 2004.

(13)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on May 7, 2004.

(14)	Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(15)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on November 12, 2004.

(16)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on December 10, 2004.

(17)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on December 15, 2004.

(18)	Filed in connection with the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2004.

(19)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on February 9, 2005.

(20)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on August 11, 2005.

(21)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on November 9, 2005.

(22)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on November 29, 2005.

(23)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on January 24, 2006.

(24)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on May 24, 2006.

(25)	Filed in connection with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

(26)	Filed in connection with the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2005.

(27)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on January 8, 2007.

(28)	Filed in connection with the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2006.

(29)	Filed in connection with the Company's Quarterly Report on Form 10-QSB/A for the fiscal quarter ended September 30, 2005.

(30)	Filed in connection with the Company’s Current Report on Form 8-K filed on September 17, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The discussion under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of September 2007.

VOXWARE, INC.

By:	/s/ Scott J. Yetter
Scott J. Yetter, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below be the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph A. Allegra	Chairman and Director	September 25, 2007
Joseph A. Allegra

/s/ Scott J. Yetter	President and Chief Executive Officer	September 25, 2007
Scott J. Yetter	(principal executive officer)

/s/ Paul Commons	Chief Financial Officer	September 25, 2007
Paul Commons	(principal financial
and principal accounting officer)

/s/ James L. Alexandre	Director	September 25, 2007
James L. Alexandre

/s/ Donald R. Caldwell	Director	September 25, 2007
Donald R. Caldwell

/s/ Don Cohen	Director	September 25, 2007
Don Cohen

/s/ Michael Janis	Director	September 25, 2007
Michael Janis

/s/ Robert Olanoff	Director	September 25, 2007
Robert Olanoff

VOXWARE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Voxware, Inc.
Lawrenceville, NJ

We have audited the accompanying consolidated balance sheets of Voxware. Inc. and subsidiaries (the “Company”) as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voxware, Inc. and subsidiaries at June 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/ BDO Seidman, LLP
Bethesda, Maryland
September 25, 2007

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2007	June 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,961	$6,909
Accounts receivable, net of allowance for doubtful accounts of $104 and
$184 at June 30, 2007 and June 30, 2006, respectively	5,238	2,394
Inventory, net	1,046	629
Deferred project costs	268	54
Prepaids and other current assets	207	85
Total current assets	11,720	10,071

PROPERTY AND EQUIPMENT, NET	359	388
OTHER ASSETS
Deferred financing costs, net	-	88
Capitalized software development costs	-	45
Other assets, net	53	54
Total other assets	53	187
TOTAL ASSETS	$12,132	$10,646

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$687	$503
Line of credit	-	1,300
Accounts payable and accrued expenses	4,025	2,312
Deferred revenues	3,727	1,951
Total current liabilities	8,439	6,066
Long-term debt, net of current maturities	941	253
Total liabilities	9,380	6,319

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 12,000,000 shares authorized as of
June 30, 2007 and June 30, 2006; 6,368,963 and 6,262,844
shares issued and outstanding at June 30, 2007 and
June 30, 2006, respectively	6	6
Additional paid-in capital	78,088	77,713
Accumulated deficit	(75,325)	(73,389)
Accumulated other comprehensive loss	(17)	(3)
Total stockholders' equity	2,752	4,327
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,132	$10,646

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended June 30,
	2007	2006
REVENUES
Product revenues	$11,566	$11,922
Services revenues	3,854	3,556
Total revenues	15,420	15,478

COST OF REVENUES
Cost of product revenues	3,785	3,965
Cost of service revenues	2,713	3,480
Total cost of revenues	6,498	7,445

GROSS PROFIT	8,922	8,033

OPERATING EXPENSES
Research and development	2,783	3,457
Sales and marketing	5,394	5,463
General and administrative	2,718	6,059
Total operating expenses	10,895	14,979

OPERATING LOSS	(1,973)	(6,946)

INTEREST INCOME (EXPENSE), NET	37	(45)

LOSS BEFORE INCOME TAXES	(1,936)	(6,991)

(PROVISION FOR) BENEFIT FROM INCOME TAXES	-	228

NET LOSS	(1,936)	(6,763)
Dividends-Series D Convertible Preferred Stock	-	(80)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,936)	$(6,843)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic & diluted	$(0.31)	$(1.22)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
COMPUTING NET LOSS PER COMMON SHARE
Basic & diluted	6,292	5,596

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Series D Preferred
		Stated	Common	Par Value
	Number of	Value	Stock Number	$.001	Additional	Accumulated	Accumulated Other
	Shares	Amount	of Shares	Amount	Paid-in Capital	Deficit	Comprehensive Loss	Total
Balance, June 30, 2005	649,621,940	$650	521,354	$1	$66,773	$(66,626)	$12	$810
Amortization of deferred
employee compensation	-	-	-	-	4,062	-	-	4,062
Conversion of Series D preferred
stock into common stock	(649,621,940)	(650)	4,330,813	4	646	-	-	-
Issuance of common stock in
settlement of accrued divdends
to Series D preferred stock	-	-	12,685	-	-	-	-	-
Issuance of common stock for
cash, net of transaction costs	-	-	1,375,000	1	6,189	-	-	6,190
Exercise of stock options
and stock warrants	-	-	23,705	-	58	-	-	58
Cash paid in lieu of issuing
fractional shares due to reverse
stock split	-	-	(713)	-	(15)	-	-	(15)
Comprehensive loss:
Net loss	-	-	-	-	-	(6,763)	-	(6,763)
Foreign currency translation
adjustment	-	-	-	-	-	-	(15)	(15)
Total comprehensive loss								(6,778)
Balance, June 30, 2006	-	$-	6,262,844	$6	$77,713	$(73,389)	$(3)	$4,327

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Continued)
(in thousands, except share data)

	Series D Preferred
		Stated	Common	Par Value
	Number of	Value	Stock Number	$.001	Additional	Accumulated	Accumulated Other
	Shares	Amount	of Shares	Amount	Paid-in Capital	Deficit	Comprehensive Loss	Total
Balance, June 30, 2006	-	$-	6,262,844	$6	$77,713	$(73,389)	$(3)	$4,327
Share-based compensation	-	-	-	-	166	-	-	166
Exercise of stock options	-	-	106,119	-	209	-	-	209
Comprehensive loss:
Net loss	-	-	-	-	-	(1,936)	-	(1,936)
Foreign currency translation
adjustment	-	-	-	-	-	-	(14)	(14)
Total comprehensive loss								(1,950)
Balance, June 30, 2007	-	$-	6,368,963	$6	$78,088	$(75,325)	$(17)	$2,752

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,936)	$(6,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212	201
Provision for doubtful accounts	1	80
Share based compensation charges	166	4,062
Amortization of capitalized software development costs	45	-
Amortization of deferred financing costs	88	178
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(2,859)	(81)
Inventory	(417)	(13)
Deferred project costs	(214)	96
Prepaids and other current assets	(122)	(24)
Other assets, net	1	(18)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,713	(791)
Deferred revenues	1,776	450
Net cash used in operating activities	(1,546)	(2,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(184)	(351)
Proceeds from disposal of property and equipment	1	-
Capitalized software development costs	-	(45)
Net cash used in investing activities	(183)	(396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	3,000	-
Proceeds from short-term borrowings	1,800	1,737
Repayment of long-term debt	(2,128)	(681)
Repayment of short-term borrowings	(3,100)	(1,000)
Purchase of fractional shares created by reverse stock split	-	(15)
Proceeds from equity financing	-	6,190
Proceeds from exercise of stock options and warrants	209	58
Net cash (used in) provided by financing activities	(219)	6,289

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,948)	3,270
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,909	3,639
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,961	$6,909

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$83	$69
Conversion of Series D convertible preferred stock into common stock	$-	$650
Issuance of common stock in payment of Series D preferred stock dividends	$-	$80

See accompanying summary of accounting policies and notes to consolidated financial statements.

SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business Operations

Voxware, Inc. and subsidiaries (“Voxware”, or the “Company”) is a leading provider of software for voice recognition solutions that direct the work of the distribution center workforce. The Company’s product, Voxware 3.0, enables warehouse workers to perform a wide array of tasks such as picking, receiving, and put away more efficiently and effectively.

Enabled by Voxware’s patented speech recognition Voice Extensible Markup Language Web browser technology, the Voxware solution creates a dynamic, real-time link between highly mobile workers, the warehouse management system (“WMS”) and supervisory personnel. Workers wearing a small wireless portable computer and a headset receive their directions from the Company’s software via a voice. The worker in turn talks back to the computer, telling it what product/parts they have retrieved and asking for the next set of instructions. Unlike a paper based system, this is real-time interaction with its inherent advantages. Additionally, unlike a bar code scanning system, it is hands-free, thus enabling the worker to be more productive and just as accurate. The Company believes that its patented solution is unique in the industry because it is the first open standards, Web-based, people-centric, interactive speech recognition technology engineered specifically to operate in highly demanding industrial environments. Voxware offers broad language support for a culturally diverse workforce.

While a full voice recognition solution is a combination of software, hardware and professional services, our primary focus and the core of our business is the software component of the solution. Customers may choose from a variety of certified hardware devices, which may or may not be supplied by Voxware. Customers may choose to have solutions delivered by purchasing services from certified Voxware partners who also resell the Voxware software. Thus, software that both enables voice recognition and also facilitates the creation of voice applications or workflows is at the heart of our business.

Voxware sells primarily to large companies that operate warehouses and distribution centers. The Company has customers from a variety of industry sectors, including food service, grocery, retail, consumer packaged goods, automotive parts, third-party logistics providers and wholesale distribution. Voxware’s technology has the ability to integrate easily with an external WMS.

Voxware also sells software and some hardware accessories to value-added resellers who in turn develop and deliver voice solutions based on Voxware’s software for their customers.

The European customers accounted for 26% and 25% of the Company’s total revenue for fiscal years 2007 and 2006, respectively.

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

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in the Company’s consolidated balance sheets, and the amounts of revenues and expenses reported for each of its fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for the allowance for doubtful accounts, warranty costs, impairments, inventory, share-based compensation and income taxes. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Voxware, Inc. and its wholly-owned subsidiaries, Verbex Acquisition Corporation and Voxware n.v. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues are generated from licensing application software, selling related computer hardware and providing services, including professional deployment, configuration, customized application development, and training services, and software maintenance and technical support services.

Product revenue consists of software license fees, sales of related computer hardware, and extended hardware warranties. Revenue from the licensing of software and sale of hardware is recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee or hardware price is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software and hardware, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Agreements with channel partners and some direct customers do not include an acceptance period, so revenues from the sale of hardware and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenue is recognized ratably over the life of the contract, generally one year.

Services revenue consists of professional deployment, configuration, customized application development, and training services, and software maintenance and technical support services. Professional services revenue is generally recognized as the services are performed. For arrangements in which professional services are provided in conjunction with software, professional services revenue for services provided prior to delivery of software is deferred until delivery of all software. Revenue from maintenance and technical support, which typically consist of unspecified when-and-if-available product updates and customer telephone support services, is recognized ratably over the term of the service period, which is generally one year.

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98 9. SOP 97-2, as amended, requires that revenue recognized from multiple element arrangements that include software licenses be allocated to the various elements of the arrangement based on the relative fair values of the elements, such as hardware, deployment services, and maintenance and technical support services. The Company follows the residual method of accounting under SOP 97-2, as amended. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair values, with the residual arrangement fee allocated to the delivered elements. The relative fair value of the undelivered elements included in the Company’s multi-element sales arrangements is based on vendor specific objective evidence, or VSOE.

VSOE exists for hardware elements sold separately. The Company determines VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of June 30, 2007, the Company believes that it has realized VSOE of the fair values for maintenance and professional services.

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

Travel costs associated with professional services and billed to customers are recorded as services revenues at the time they are incurred by Voxware. Services revenues included billed travel costs totaling $174,000 and $238,000, respectively, during the years ended June 30, 2007 and 2006.

Research and Development

Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines technological feasibility as the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to SFAS 86, the working model is generally deemed to exist with commencement of beta testing. No costs associated with the development of software products were capitalized during the year ended June 30, 2007.

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

Net Loss Per Share

Basic net loss per share was computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the fiscal years ended June 30, 2007 and 2006. Due to the Company’s net losses for the fiscal years ended June 30, 2007 and 2006, the effect of including Common Stock equivalents in the calculation of net loss per share would be anti-dilutive. Therefore, outstanding Common Stock equivalents of 1,706,461 and 1,099,992 in the fiscal years ended June 30, 2007 and 2006, respectively, have not been included in the calculation of net loss per share. As a result, basic net loss per share is the same as diluted net loss per share for the fiscal years ended June 30, 2007 and 2006.

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

Property and Equipment

Property and equipment are stated at cost. Purchases of property and equipment valued at less than $1,000 are charged to expense. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, ranging from three to seven years. Maintenance, repairs and minor replacements are charged to expense as incurred.

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

Stock Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), an amendment of FASB Statements No. 123 and 95, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. Pro forma disclosure is no longer an alternative. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”), which expressed the views of the SEC regarding the interaction between SFAS 123(R) and certain rules and regulations of the SEC. SAB 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

Prior to July 1, 2006, the Company applied the pro forma disclosure requirements under SFAS 123 and accounted for its share-based employee compensation using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. In the event that options were granted prior to July 1, 2006 at a price below the trading value on the date of grant, the difference was recorded as deferred employee compensation and amortized over the vesting period of the option. Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the year ended June 30, 2007 includes: (a) compensation cost for the unvested portion of all share-based payments granted prior to July 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share-based payments granted or modified subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in shared based compensation expense of $166,000 for the year ended June 30, 2007. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to options granted during the year ended June 30, 2006. Since share-based compensation expense for the year ended June 30, 2007 was calculated under the provision of SFAS 123(R), there is no disclosure of pro forma net loss and net loss per share for that period. For purposes of the pro forma disclosure for the year ended June 30, 2006 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model.

Year Ended
(in thousands, except share data)	June 30, 2006
Net loss applicable to common stockholders:
As reported	$(6,843)
Add:
Stock-based employee compensation included in net loss	4,062
Less:
Stock-based compensation expense determined under
fair-value method for all awards, net of related tax effects	(1,553)

Pro forma net loss applicable to common stockholders	$(4,334)

Net loss per share applicable to common stockholders - basic and diluted
As reported:	$(1.22)
Pro forma:	$(0.77)

Weighted average number of shares outstanding for use in computing
net loss per share applicable to common stockholders	5,596

Warranty

The Company warrants all manufacturer defects on its voice-based solutions, generally commencing upon shipment, and extending for twelve months. The Company accrues warranty costs based on historical experience and management’s estimates. Changes in accrued warranty costs were as follows:

	Balance at	Charged		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
	(In thousands)
Year ended June 30, 2006	$74	$85	$91	$68
Year ended June 30, 2007	68	128	123	73

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

One customer accounted for 22% of total revenue for the fiscal year ended June 30, 2007, and 13% of total receivables at that date. Two customers accounted for 31% and 15% of total revenue for the fiscal year ended June 30, 2006. These customers accounted for 30% and 14%, respectively, of total receivables at that date.

The Company began utilizing a sole source vendor for its primary wearable computer hardware products effective in the second quarter of fiscal 2006. 78% of the Company’s inventory purchases were derived from this vendor during the year ended June 30, 2007, as compared to 40% during the year ended June 30, 2006. Any disruption in supply by this vendor would prohibit the Company from shipping products, and thus recognizing revenues.

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

Foreign Currency Translation

The Company’s wholly-owned subsidiary, Voxware n.v., utilizes their local currency (Euro) as their functional currency. Their assets and liabilities are translated into U.S. dollars monthly, at exchange rates as of the balance sheet date. Revenues, expenses, gains and losses are translated monthly, at average exchange rates during the period. Resulting foreign currency translation adjustments are included as a component of other comprehensive (loss) income.

Comprehensive (Loss) Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net (loss) income. SFAS 130 requires that all items defined as comprehensive (loss) income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive (loss) income. The only items of other comprehensive (loss) income of the Company in the year ended June 30, 2007 and 2006 are foreign currency translation adjustments.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will, therefore, be effective for the Company for the quarter ending September 30, 2007, the first quarter of the fiscal year ending June 30, 2008. The adoption of FIN 48 is not expected to have a material impact on the Company’s reported financial results.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. The Company is required to adopt SFAS 157 as of July 1, 2008, and is currently evaluating the impact that the adoption of SFAS 157 will have on its reported financial results.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“SFAS 159”). The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on July 1, 2008. The Company is currently assessing the impact of SFAS 159.

2.     INVENTORY:

	June 30,
	2007	2006
	(in thousands)
Raw materials	$46	$42
Work in process	41	400
Finished goods	999	236
Less: inventory reserve	(40)	(49)
Inventory - net	$1,046	$629

3.     PROPERTY AND EQUIPMENT:

	June 30,
	2007	2006
	(in thousands)
Equipment	$1,849	$1,682
Leasehold improvements	103	91
Furniture and fixtures	460	460
	2,412	2,233
Less: Accumulated depreciation	(2,053)	(1,845)
Property and equipment, net	$359	$388

Depreciation expense was approximately $212,000 and $201,000 for the fiscal years ended June 30, 2007 and 2006, respectively.

4.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

	June 30,
	2007	2006
	(in thousands)
Accounts payable - trade	$1,397	$640
Accrued compensation and benefits	959	552
Accrued inventory	483	17
Accrued professional fees	266	386
Accrued taxes	154	119
Accrued royalties	93	40
Warranty reserves	73	68
Other accrued expenses	600	490
Accounts payable and accrued expenses	$4,025	$2,312

5.     DEBT:

On December 30, 2003, the Company entered into a credit facility (the “SVB Facility”) with Silicon Valley Bank (“SVB”). The SVB Facility initially provided the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and a $500,000 working capital facility. The term loan was payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB Facility bore interest at a rate of prime (8.25% as of June 30, 2007) plus 0.5% per annum, and was secured by all of the Company’s assets, including its intellectual property, and a guarantee by the Company’s two largest stockholders. In exchange for the SVB Facility guarantee, the stockholders were granted 133,333,333 Series D warrants to purchase shares of the Company’s Series D Preferred Stock. The warrants were exercisable into shares of the Company’s Series D Preferred Stock at an exercise price of $0.015 per share. As a result of the August 2005 Private Placement, these warrants were converted into warrants to purchase 133,333,333 shares (888,889 shares after giving effect to the Reverse Split) of Common Stock at an exercise price of $0.015 per share ($2.25 per share shares after giving effect to the Reverse Split). The SVB Facility contains certain covenants, all of which the Company is in compliance with as of June 30, 2007.

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

On November 9, 2005, the Company entered into a third loan modification agreement with SVB, providing the Company with a line of credit of up to $1,000,000 (the “Equipment Line”) to finance the acquisition of certain eligible equipment purchased on or after April 1, 2005. The equipment line is secured by all of the Company’s personal property, as defined in the agreement. The Company first drew upon the Equipment Line on December 16, 2005, and was required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of June 30, 2007 was $238,000.

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

On January 3, 2007, with the effective date of December 29, 2006, the Company entered into an Amended and Restated Loan and Security Agreement with SVB amending the 2006 Facility by extending the Revolver to December 28, 2007 and amending certain covenants. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. The availability under the Revolver is limited to a borrowing base advance rate that is 75% against Eligible Accounts (as such term is defined in the Revolver). Amounts outstanding under the Revolver bear interest at June 30, 2007 at the rate of 10%, calculated as prime plus 1.75%. Upon two consecutive quarters of profitability, the interest rate will be reduced to a rate of prime plus 0.5%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at June 30, 2007. Amounts outstanding under the 2006 Term Loan bear interest at June 30, 2007 at a rate of 10.5%, calculated as prime plus 2.25%. Under certain conditions, any borrowings under the Company's 2006 Term Loan will be reserved against the availability of the Revolver. $1,500,000 was borrowed against the 2006 Term Loan in December 2006, but was repaid in January 2007. On February 1, 2007, the Company entered into a First Loan Modification Agreement with SVB, whereby the Amended and Restated Loan and Security Agreement was amended to allow for one term loan in addition to the one that was drawn in December 2006 and repaid in January 2007. The additional term loan provided under the First Loan Modification Agreement is in an amount up to $1,500,000, which was fully utilized at March 31, 2007, with monthly principal and interest payments commencing in April 2007.

Future minimum payments under the credit facility are as follows as of June 30, 2007 (in thousands):

	Silicon Valley Bank
			Working
		Equipment	Capital Line
	Term Loan	Line	of Credit	Total
Short Term	$500	$187	$-	$687
Long Term:
Fiscal year 2009	500	66	-	566
Fiscal year 2009	375	-	-	375
Total Debt	$1,375	$253	$-	$1,628

6.	SERIES D PREFERRED STOCK, SERIES D PREFERRED STOCK WARRANTS, COMMON STOCK AND COMMON STOCK WARRANTS:

The Company had 1,500,000,000 authorized shares of Common Stock as of June 30, 2005. In conjunction with the Reverse Split, the Company reduced the total number of authorized shares of Common Stock from 1,500,000,000 shares to 12,000,000 shares.

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

As of June 30, 2007, the Company had warrants outstanding to purchase 1,158,121 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $5.76 per share. Of the warrants outstanding as of June 30, 2007, 1,112,093 were granted in conjunction with the 2003 and 2004 private placements, 43,527 were granted in conjunction with the August 2005 private placement, and 2,501 were granted in conjunction with other transactions. A summary of the Company’s outstanding warrants as of June 30, 2007 is presented below:

		Weighted
		Average
		Exercise
	Number of	Price Per
Expiration Date	Shares	Share
April 2008	2,501	$4.800
August 2010	43,527	5.432
June 2013	67,312	2.247
December 2013	888,890	2.250
April 2014	155,891	0.150
Total Warrants Outstanding	1,158,121	$2.092

Annual Stock Grant Retainer to Directors

In January 1998 the Company’s Board of Directors and stockholders approved a plan which provides for the granting to non-employee directors options to purchase shares of Common Stock. Each calendar year in which the Company holds an Annual Meeting of Stockholders, each non-employee director will receive shares valued at $10,000 based on the market price of the Company’s Common Stock, as defined in the plan. For the fiscal years ended June 30, 2007, and 2006, there were no shares of Common Stock granted pursuant to this plan. However, during the fiscal year ended June 30, 2007 a non-employee director received options to purchase 6,667 shares of Common Stock pursuant to the 2003 Plan. (See Note 7 below.)

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

7.     STOCK OPTIONS AND STOCK BASED COMPENSATION:

Stock Option Plans

As of June 30, 2007, options to purchase 2,669 shares of Common Stock were outstanding pursuant to the 1994 Stock Option Plan as amended (“1994 Plan”). These options may be exercised at prices ranging from $5.25 to $881.25 per share. There are no additional shares available for future option grants under the 1994 Plan. The period which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

Additionally, there were 900 shares available for future option grants under the 1998 Plan as of June 30, 2007. All options granted under the Outside Directors Plan shall be exercisable as to one-twelfth of the shares issued under each option on the last day of each of the 12 three-month periods immediately following the applicable grant date.

In June 2003, the Company’s stockholders approved the 2003 Stock Option Plan (“2003 Plan”). Pursuant to the 2003 Plan, the Company may grant to eligible individuals incentive stock options (as defined in the Internal Revenue Code) and nonqualified stock options. As of June 30, 2007, options to purchase 593,771 shares of Common Stock were outstanding under the 2003 Plan. Of such options, 43,334 shares were granted to non-employee directors of the Company. The period during which an option may be exercised is fixed by the Board of Directors, up to a maximum of ten years (five years in cases of incentive stock options granted to holders of 10% or more of the combined voting power of all classes of stock of the Company), and options typically vest over a four-year period.

Information regarding option activity for the years ended June 30, 2007 and 2006 under the option plans is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Instrinsic
	Outstanding	Per Share	Term in Years	Value
Options outstanding as of June 30, 2005	702,622	$4.350
Granted	473,736	5.560
Exercised	(22,707)	2.535
Forfeited	(53,659)	3.504
Expired	-	-
Options outstanding as of June 30, 2006	1,099,992	$4.959
Granted	190,444	3.703
Exercised	(309,061)	2.278
Forfeited	(384,935)	5.774
Expired	-	-
Options outstanding as of June 30, 2007	596,440	$5.421	8.40	$220,086

Options exercisable as of June 30, 2007	495,357	$5.568	8.25	$109,969

Aggregate intrinsic value was calculated based on the Company’s closing Common Stock price as of June 30, 2007 of $5.79 per share. The aggregate intrinsic value of options exercised was $79,831 and $126,112, respectively, for the years ended June 30, 2007 and 2006. The weighted average remaining contractual term of outstanding options was 8.80 years as of June 30, 2006.

A summary of the status of the Company’s nonvested options as of June 30, 2007 and changes during the year then ended is presented below:

		Weighted
		Average
	Options	Grant-Date
	Outstanding	Fair Value
Nonvested options outstanding as of June 30, 2006	40,416	$250,482
Granted	85,667	300,664
Vested	(17,778)	(110,105)
Forfeited	(7,222)	(48,865)
Nonvested options outstanding as of June 30, 2007	101,083	$392,176

Stock Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123(R)”), an amendment of FASB Statements No. 123 and 95, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method.

The statement of operations includes total share-based employee compensation charges in the amount of $166,000 and $4,062,000, respectively, for the years ended June 30, 2007 and 2006, charged to operations as follows:

	Year Ended
	June 30,
	2007	2006
	(in thousands)
Cost of product revenues	$-	$13
Cost of service revenues	-	129
Research and development	-	297
Sales and marketing	7	372
General and administrative	159	3,251
	$166	$4,062

In anticipation of implementing SFAS 123(R), the Company elected to accelerate the vesting of all unvested stock options held by its employees as of June 30, 2006. As a result of the accelerated vesting, options to purchase 672,323 shares of Common Stock became exercisable on that date. The fourth quarter of fiscal year 2006 compensation expense included a charge of $2,463,000 due to the accelerated vesting of options, which did not impact the year ended June 30, 2007.

As of June 30, 2007, the Company had $225,000 of unrecognized compensation expense that will be recognized as share-based compensation over a weighted average period of 1.4 years. The weighted average per share fair value of stock options granted were $3.70 and $5.56, respectively, during the years ended June 30, 2007 and 2006.

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

The fair value of each option granted during the three and year ended June 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended June 30,
	2007	2006
Dividend yield	-	-
Expected volatility	101%-145%	100%-156%
Risk-free interest rate	4.69% - 4.92%	3.76% - 4.52%
Expected life	6.1 years	6.1 - 8.0 years

Dividend yield – The Company has never declared or paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future. Accordingly, the Company uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

Expected volatility – The expected volatility is a measure of the amount by which the Company’s Common Stock price is expected to fluctuate during the expected term of options granted. SAB 107 provides that expected volatility should be based upon the historical volatility of the Company’s Common Stock, but adjusted based upon the expected impact of changes in the business.

Risk-free interest rate – The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date. Since the U.S. Treasury Department does not issue zero-coupon securities with maturity periods equal to the presumed expected life of the Company’s outstanding options, the risk-free interest rate is interpolated based on rates reported by the U.S. Treasury Department for securities with maturities shorter than and longer than the expected life of the Company’s outstanding options.

Expected life –The expected life of stock options granted is based on the simplified method prescribed under SAB 107. Accordingly, the expected term is presumed to be the midpoint between the vesting term and the original contract term.

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence as permitted under SFAS 123. However the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company estimates annual forfeiture rates of 10.2% for stock options granted to members of the board of directors, 8.1% for options granted to officers, and 6.9% for options granted to other staff. As of June 30, 2007, there are unvested options for approximately 101,000 shares and management estimates 9,000 will ultimately be forfeited.

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

All employee contributions and Company match contributions vest immediately. The Company recorded no compensation expenses in connection with the 401(k) Plan for the fiscal years ended June 30, 2007 and 2006.

9.     INCOME TAXES:

The benefit from income taxes for the year ended June 30, 2006 is comprised of two components – a gain of $248,000 generated by the sale of net operating loss carryforwards, partially offset by a provision of $20,000 against the Company’s operations. The State of New Jersey passed legislation in 1999 allowing qualified technology companies based in New Jersey to apply for transfer or sale of unused State of New Jersey net operating losses for cash. Profitable companies can buy these losses at a discount, thereby reducing their state tax obligations. Voxware received a determination letter from the State of New Jersey to sell $3,133,000 of its losses, which generated cash proceeds of $248,000 during the year ended June 30, 2006. Voxware was not qualified to participate in this program during calendar year 2006, so the program did not impact the Company’s results of operations in fiscal year 2007.

The provision for income taxes was $0 for the year ended June 30, 2007, as compared to $20,000 for the year ended June 30, 2006. During the year ended June 30, 2006, the Company had a loss before taxes of $6,991,000 for accounting purposes. There are significant differences in calculating income or loss for accounting and tax purposes, primarily relating to charges such as amortization of deferred employee compensation that are recorded in the current period for accounting purposes, but are deferred for tax purposes. Furthermore, tax laws differ in each jurisdiction, yielding differing amounts of taxable income or loss in each jurisdiction. While the Company has substantial net operating losses to offset taxable income in some taxing jurisdictions, certain restrictions preclude it from fully utilizing the benefit of these net operating losses. In addition, the expansion of the Company’s business may require it to file taxes in jurisdictions where it did not previously operate, and thus does not have established net operating losses to offset the tax liability.

Deferred tax assets reflects the impact of temporary differences as follows:

	June 30,
(in thousands)	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$14,827	$14,179
Allowances and reserve accounts	235	265
Accrued expenses	538	487
Deferred balances	1,296	694
Research and development credit	866	975
Total deferred tax assets	17,762	16,600
Valuation Allowance	(17,143)	(16,409)

Deferred tax liabilities:
Capitalized software	(16)	(16)
Depreciation & amortization	(603)	(175)
Net deferred tax assets	$-	$-

As of June 30, 2007, the Company had approximately $41,000,000 of federal net operating loss carry-forwards for tax reporting purposes available to offset future taxable income; such carry-forwards begin to expire in 2009. Net operating loss carry-forwards were $39,000,000 as of June 30, 2006. The Company has established a full valuation allowance against their deferred tax assets. The Company is not aware of any factors which would generate significant differences between taxable income and pre-tax accounting income in future years except for the reversal of current or future net deductible temporary differences. A full valuation allowance has been provided on the net deferred tax asset because of the uncertainty regarding realization of the deferred asset as a result of the operating losses incurred to date.

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

10.     COMMITMENTS AND CONTINGENCIES:

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $517,000 and $536,000 for the fiscal years ended June 30, 2007 and 2006, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of June 30, 2007 are as follows:

(in thousands)
Year ending June 30, 2008	$195
Year ending June 30, 2009	187
Year ending June 30, 2010	166
Year ending June 30, 2011	157
Year ending June 30, 2012	160
Year ending June 30, 2013	27
$892

The Company’s principal facility is located in Cambridge, Massachusetts. The original term for the lease of this office space expired on June 30, 2007, but was extended through July 31, 2007. Subsequent to June 30, 2007, Voxware moved its Cambridge operations into a new facility. The new lease agreement is through August 31, 2012. Total payments under the lease consist of a base rent, which increases annually, and an expense charge of 3.03% of the landlord’s building expenses. The initial base rent is $129,200 for the first year of the lease. Thereafter, the base rent will increase by $7,632 on the anniversary of the lease commencement date.

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition.

11.     SEGMENT INFORMATION:

Voxware’s international operations team headquartered in England serves all customers outside of North America. International operations, which historically focus primarily on the United Kingdom, contributed 26% of the Company’s revenues during the year ended June 30, 2007, as compared to 25% during the year ended June 30, 2006. As of June 30, 2007, Voxware’s international operations team consisted of 11 employees located in England, Belgium and France. Long-lived assets supporting the international operations, consisting of computer hardware, furniture and fixtures, were not a material component of total long-lived assets as of June 30, 2007 and 2006.

12.     SUBSEQUENT EVENTS:

In connection with its annual review of executive compensation, on September 4, 2007, the Compensation Committee of the Board of Directors approved the award to certain named executive officers of the Company the aggregate of 198,100 options to purchase Common Stock and 187,586 restricted stock units, or RSUs. The stock options were granted in accordance with the Company's 2003 Stock Incentive Plan, as amended at an exercise price of $6.95, which was the closing price of the Company's common stock, as listed on the NASDAQ Capital Market on September 4, 2007. The stock options granted shall vest at a rate of 1/36th of the original number of shares at the end of each month of employment with the Company, commencing October 4, 2007, until the third anniversary of the grant date. The RSUs shall vest at a rate of 1/36th of the original number of shares at the end of each month of employment with the Company, commencing October 4, 2007, until the third anniversary of the grant date.