Form 10QSB
period 2007-09-30
VOXWARE INC
filed 2007-11-14
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of October 31, 2007.

Class	Number of Shares
Common Stock, $0.001 par value	6,384,168

Transitional Small Business Disclosure Format (check) one: Yes ☐ No ☒

VOXWARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
For Quarter Ended September 30, 2007

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

Item 1. Financial Statements

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	September 30, 2007	June 30, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,790	$4,961
Accounts receivable, net of allowance for doubtful accounts of $142 and
$104 at September 30, 2007 and June 30, 2007, respectively	4,781	5,238
Inventory, net	533	1,046
Deferred project costs	493	268
Prepaids and other current assets	158	207
Total current assets	9,755	11,720

PROPERTY AND EQUIPMENT, NET	393	359
OTHER ASSETS
Other assets, net	53	53
Total other assets	53	53
TOTAL ASSETS	$10,201	$12,132

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$691	$687
Accounts payable and accrued expenses	2,326	4,025
Deferred revenues	3,110	3,727
Total current liabilities	6,127	8,439
Long-term debt, net of current maturities	767	941
Total liabilities	6,894	9,380

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 12,000,000 shares authorized as of
September 30, 2007 and June 30, 2007; 6,380,695 and 6,368,963
shares issued and outstanding at September 30, 2007 and
June 30, 2007, respectively	7	6
Additional paid-in capital	78,188	78,088
Accumulated deficit	(74,871)	(75,325)
Accumulated other comprehensive loss	(17)	(17)
Total stockholders' equity	3,307	2,752
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,201	$12,132

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
REVENUES
Product revenues	$4,294	$2,356
Services revenues	1,140	786
Total revenues	5,434	3,142

COST OF REVENUES
Cost of product revenues	1,290	856
Cost of service revenues	639	802
Total cost of revenues	1,929	1,658

GROSS PROFIT	3,505	1,484

OPERATING EXPENSES
Research and development	812	750
Sales and marketing	1,575	1,370
General and administrative	663	682
Total operating expenses	3,050	2,802

OPERATING PROFIT (LOSS)	455	(1,318)

INTEREST INCOME, NET	6	4

PROFIT (LOSS) BEFORE INCOME TAXES	461	(1,314)

PROVISION FOR INCOME TAXES	(7)	-

NET PROFIT (LOSS)	$454	$(1,314)

NET PROFIT (LOSS) PER SHARE
Basic	$0.07	$(0.21)
Diluted	$0.06	$(0.21)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
COMPUTING NET PROFIT (LOSS) PER SHARE
Basic	6,371	6,263
Diluted	7,265	6,263

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$454	$(1,314)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	63	55
Provision for doubtful accounts	38	-
Share based compensation charges	74	41
Amortization of capitalized software development costs	-	45
Amortization of deferred financing costs	-	44
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	419	781
Inventory	513	262
Deferred project costs	(225)	11
Prepaids and other current assets	49	(9)
Other assets, net	-	2
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,699)	44
Deferred revenues	(617)	(395)
Net cash used in operating activities	(931)	(433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(97)	(28)
Net cash used in investing activities	(97)	(28)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	-	1,800
Repayment of long-term debt	(170)	(207)
Repayment of short-term borrowings	-	(1,300)
Proceeds from exercise of stock options and warrants	27	-
Net cash (used in) provided by financing activities	(143)	293

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,171)	(168)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,961	6,909
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,790	$6,741

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$41	$15

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements of Voxware, Inc. and Subsidiaries (“Voxware” or the “Company”) for the three months ended September 30, 2007 and 2006 included herein, have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The consolidated balance sheet at June 30, 2007 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

The consolidated statements of operations for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2008, or any other future period.

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

Product revenue consists of software license fees, sales of related computer hardware, and extended hardware warranties. Revenue from the licensing of software and sale of hardware is recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee or hardware price is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software and hardware, or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Agreements with channel partners and some direct customers do not include an acceptance period, so revenues from the sale of hardware and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenue is recognized ratably over the life of the contract, which is generally one year.

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

VSOE exists for hardware elements sold separately. The Company determines VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of September 30, 2007, the Company believes that it has realized VSOE of the fair values for maintenance and professional services.

Deferred revenues consist of unearned customer deposits and post contract support (“PCS”) arrangements. Customer deposits are recognized as revenue upon customer acceptance of the underlying product and services in conjunction with the recognition of deferred project costs. PCS arrangements include extended hardware warranty, software maintenance revenues and depot management service fees. These arrangements, which sometimes include amounts bundled with initial revenues, are deferred upon invoicing and recognized as revenues over the term of the warranty or service period, which is typically one year. Maintenance revenues, including the amounts bundled with initial or recurring revenues, are recognized over the term of the maintenance support period, which is typically one year.

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

Travel costs associated with professional services and billed to customers are recorded as services revenues at the time they are incurred by Voxware. Services revenues included billed travel costs totaling $67,000 and $92,000, respectively, during the three months ended September 30, 2007 and 2006.

Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of specific customer accounts and an assessment of international and economic risk, as well as the aging of the accounts receivable. If there is a change in a major customer’s credit worthiness or if actual defaults differ from its historical experience, the Company’s estimates of recoverability of amounts due it could be affected.

Research and Development
Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines technological feasibility as the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to SFAS 86, the working model is generally deemed to exist with commencement of beta testing. No costs associated with the development of software products were capitalized during the three months ended September 30, 2007.

Warranty Costs
The Company accrues for warranty costs based on its estimate of expected repair cost per unit, service policies and specific known issues. If Voxware experiences claims or significant changes in costs of services, such as third-party vendor charges, materials or freight, which could be higher or lower than its historical experience, its cost of revenues could be affected.

Inventory
Inventory purchases and purchase commitments are based upon forecasts of future demand. Voxware values its inventory at the lower of average cost or market. If the Company believes that demand no longer allows it to sell its inventory above cost, or at all, then it writes down that inventory to market or writes off excess inventory levels. If customer demand subsequently differs from the Company’s forecasts, requirements for inventory write-offs could differ from its estimates.

Stock Based Compensation
Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), an amendment of FASB Statements No. 123 and 95, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. The Company accounts for stock options using the fair-value method. Under the fair-value method, compensation associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of option awards. The measurement date for option awards is the date of grant.

Income Taxes
There are significant differences in calculating income or loss for accounting and tax purposes, primarily relating to charges that are recorded in the current period for accounting purposes, but are deferred for tax purposes. Furthermore, tax laws differ in each jurisdiction, yielding differing amounts of taxable income or loss in each jurisdiction. While Voxware has substantial net operating losses to offset taxable income in some taxing jurisdictions, certain restrictions preclude it from fully utilizing the benefit of these net operating losses. In addition, the expansion of the Company’s business requires it to file taxes in jurisdictions where it did not previously operate, and thus does not have established net operating losses to offset the tax liability.

The provision for income taxes was $7,000 and $0 for the three months ended September 30, 2007 and 2006, respectively. The provision for income taxes during the three months ended September 30, 2007 is primarily the result of federal and state alternative minimum tax regulations, which prevent the Company from fully utilizing its net operating losses.

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

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109” (“FIN 48”) on July 1, 2007. As a result of the implementation of FIN 48, no material adjustment in the liability for unrecognized income tax benefits was recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of July 1, 2007, there was no accrued interest related to uncertain tax positions.

The Company and its wholly-owned domestic subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s office based in the United Kingdom is subject to income taxes imposed by the United Kingdom.

The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, due to net operating loss (“NOL”) carryforwards, the Internal Revenue Service (“IRS”) is permitted to recompute income from a closed year in order to determine the NOL carryforward allowable in an open year. The Company has operated at a loss since inception; therefore, NOL carryforwards are available from 1995 through 2007, and these NOL carryforwards expire in the years 2011 through 2027. The cumulative unused NOL carryforward at June 30, 2007 was approximately $41,000,000. Additionally, there are research credit carryforwards from 1996 through 2002 that total approximately $866,000. As with the NOLs, the IRS is permitted to recompute the research credit from a closed year in order to determine the tax due in an open year.

A deferred tax asset or liability is recorded for NOL carryforwards, research credit carryforwards, and temporary differences in the bases of assets and liabilities for book and tax based on enacted rates expected to be in effect when these temporary items are expected to reverse. Valuation allowances are provided to the extent it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Net Profit (Loss) Per Share
The Company computes net profit (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic net profit (loss) per share is calculated by dividing net profit (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net profit (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period.

The impact of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 1,300,000 shares at September 30, 2007 is included in the calculation of diluted earnings per share for the three months ended September 30, 2007. As the Company had a net loss applicable to common stockholders during the three months ended September 30, 2006, the impact of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 711,000 shares at September 30, 2006 is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

Comprehensive Loss
The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income (loss). The only items of other comprehensive income of the Company in the three months ended September 30, 2007 and 2006 are foreign currency translation adjustments.

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. The Company is required to adopt SFAS 157 as of July 1, 2008, and has not yet determined the impact that the adoption of SFAS 157 will have on its reported financial results.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3. Inventory

	September 30, 2007	June 30, 2007
	(in thousands)
Raw materials	$36	$46
Work in process	37	41
Finished goods	506	999
Less: inventory reserve	(46)	(40)
Inventory - net	$533	$1,046

4. Common Stock and Common Stock Warrants

The Company has 12,000,000 authorized shares of Common Stock, of which 6,380,695 were outstanding as of September 30, 2007.

As of September 30, 2007, the Company had warrants outstanding to purchase 1,158,121 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $5.76 per share. Of the warrants outstanding at September 30, 2007, 1,112,093 were granted in conjunction with the 2003 and 2004 private placements, 43,527 were granted in conjunction with the August 2005 private placement, and 2,501 were granted in conjunction with other transactions. The first of these warrants was exercisable in April 2000 and the last expire April 2014.

5. Debt

On December 30, 2003, the Company entered into a credit facility (the “SVB Facility”) with Silicon Valley Bank (“SVB”). The SVB Facility initially provided the Company with $2,000,000 in financing, comprised of a $1,500,000 term loan and a $500,000 working capital facility. The term loan was payable in monthly installments over a 36-month period commencing February 1, 2004. The SVB Facility bore interest at a rate of prime (7.75% as of September 30, 2007) plus 0.5% per annum, and was secured by all of the Company’s assets, including its intellectual property, and a guarantee by the Company’s two largest stockholders.

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

On November 9, 2005, the Company entered into a third loan modification agreement with SVB, providing the Company with a line of credit of up to $1,000,000 (the “Equipment Line”) to finance the acquisition of certain eligible equipment purchased on or after April 1, 2005. The equipment line is secured by all of the Company’s personal property, as defined in the agreement. The Company first drew upon the Equipment Line on December 16, 2005, and was required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of September 30, 2007 was $208,000.

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

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB (the “2006 Facility”), providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit (the "Revolver") and a $1,500,000 Non-Formula Term Loan (the "2006 Term Loan") to fund the Company's anticipated working capital needs. The Revolver was initially available until October 31, 2007. The 2006 Term Loan is to be repaid in thirty-six (36) equal monthly payments of principle and interest, commencing on April 1, 2007.

On January 3, 2007, with the effective date of December 29, 2006, the Company entered into an Amended and Restated Loan and Security Agreement with SVB amending the 2006 Facility by extending the Revolver to December 28, 2007 and amending certain covenants. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. The availability under the Revolver is limited to a borrowing base advance rate that is 75% against Eligible Accounts (as such term is defined in the Revolver). Amounts outstanding under the Revolver bear interest at September 30, 2007 at the rate of 9.5%, calculated as prime plus 1.75%. Upon two consecutive quarters of profitability, which the Company achieved during the quarters ended March 31, 2007 and June 30, 2007, the interest rate will be reduced to a rate of prime plus 0.5%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at September 30, 2007. Amounts outstanding under the 2006 Term Loan bear interest at September 30, 2007 at a rate of 10%, calculated as prime plus 2.25%. Under certain conditions, any borrowings under the Company's 2006 Term Loan will be reserved against the availability of the Revolver. $1,500,000 was borrowed against the 2006 Term Loan in December 2006, but was repaid in January 2007. On February 1, 2007, the Company entered into a First Loan Modification Agreement with SVB, whereby the Amended and Restated Loan and Security Agreement was amended to allow for one term loan in addition to the one that was drawn in December 2006 and repaid in January 2007. The additional term loan provided under the First Loan Modification Agreement is in an amount up to $1,500,000, which was fully utilized at March 31, 2007, with monthly principal and interest payments commencing in April 2007. On March 28, 2007, the Company drew the full $1,500,000 available under this term loan, of which a principal balance of $1,250,000 remained outstanding as of September 30, 2007.

Future minimum payments under the credit facility are as follows as of September 30, 2007 (in thousands):

	Silicon Valley Bank
			Working
		Equipment	Capital Line
	Term Loan	Line	of Credit	Total
Short Term	$500	$191	$-	$691
Long Term:
Fiscal year 2009	375	17	-	392
Fiscal year 2010	375	-	-	375
Total Debt	$1,250	$208	$-	$1,458

6. Stock Options and Stock Based Compensation

Stock Option Plans

As of September 30, 2007, options to purchase 792,807 shares of Common Stock were outstanding under plans approved by the Company’s stockholders in 1994 and 2003.

Information regarding option activity for the three months ended September 30, 2007 under the option plans is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Instrinsic
	Outstanding	Per Share	Term in Years	Value
Options outstanding as of June 30, 2007	596,440	$5.421
Granted	208,100	6.954
Exercised	(11,732)	2.286
Forfeited	(1)	3.713
Expired	-	-
Options outstanding as of September 30, 2007	792,807	$5.947	7.89	$-

Options exercisable as of September 30, 2007	509,868	$5.727	6.88	$-

Aggregate intrinsic value was calculated based on the Company’s closing Common Stock price as of September 30, 2007 of $3.78 per share.

A summary of the status of the Company’s nonvested options as of September 30, 2007 and changes during the three months then ended is presented below:

		Weighted
		Average
	Options	Grant-Date
	Outstanding	Fair Value
Nonvested options outstanding as of June 30, 2007	101,083	$392,176
Granted	208,100	1,351,033
Vested	(26,244)	(107,422)
Forfeited	-	-
Nonvested options outstanding as of September 30, 2007	282,939	$1,635,787

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

The statement of operations includes total share-based employee compensation charges in the amount of $74,000 and $41,000, respectively, for the three months ended September 30, 2007 and 2006, charged to operations as follows:

	June 30,
	2007	2006
	(in thousands)
Cost of product revenues	$-	$-
Cost of service revenues	-	-
Research and development	5	-
Sales and marketing	12	3
General and administrative	57	38
	$74	$41

Restricted Stock Units
On September 4, 2007, the Company awarded a total of 187,586 restricted stock units (“RSUs”) to certain officers. The RSUs were granted pursuant to the 2003 Plan and shall vest at a rate of 1/36th of the original number of shares at the end of each month of employment with the Company, commencing October 4, 2007, until the third anniversary of the grant date. The fair value of the RSUs was $6.95 per share, for a total fair value of $1,304,000. Share based compensation charges of $33,000 were recorded during the three months ended September 30, 2007 for the RSUs.

7. Commitments and Contingencies

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $112,000 and $133,000 for the three months ended September 30, 2007 and 2006, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of September 30, 2007 are as follows:

(in thousands)
Year ending June 30, 2008	$187
Year ending June 30, 2009	187
Year ending June 30, 2010	166
Year ending June 30, 2011	157
Year ending June 30, 2012	160
Year ending June 30, 2013	27
$884

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition.

At September 30, 2007, the Company had a three-year employment agreement with its Chief Executive Officer. The agreement provides for a minimum salary level, adjusted at the discretion of the Board of Directors, and a bonus based upon the Company’s performance as measured against a business plan approved by the Company’s Board of Directors. The Agreement will continue, unless earlier terminated by the parties, until September 14, 2010 (the “Term”). The Term will be automatically extended for successive one-year periods unless either the Company or the executive provides a written notice at least 90 days preceding the date of any such extension that such party does not intend to extend the Term.

8. Subsequent Events

On October 19, 2007, the Company commenced a formal tender offer which allows our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under section 409A of the Internal Revenue Code, or Section 409A. The 67,669 option shares covered by the tender offer have exercise prices per share that are less than the closing trading value of the Company’s common stock on the OTC Bulletin Board on the option grant date. The options covered by the tender offer were issued with exercise prices per share equal to what the Company believed to be market value, however these prices varied from the trading value of the Company’s stock on the OTC Bulletin Board. The Company recorded share-based compensation charges on its books in prior years for these options; however, the Company may recognize incremental compensation cost due to the modification of these awards. Pursuant to the tender offer, the Company will cancel the tendered options and issue in replacement thereof a new option with the same terms as the cancelled option, except the exercise price per share will be equal to the lower of (a) the trading value per share of our common stock on the date that original options were granted and (b) the trading value per share of our common stock on the expiration date of the tender offer, but in no event will such exercise price be less than the exercise price in effect for the cancelled options.

To the extent that the exercise price of a new option is higher than the exercise price of the cancelled option, the affected employee will receive a bonus, payable in January 2008, in an amount equal to the increased cost to the employee of exercising the option. The bonus amount cannot be determined until the expiration date of the tender offer, but is estimated (based on the closing trading value of the Company’s common stock as of October 31, 2007) to be $24,000. Both the change in exercise price and the offsetting cash bonus are included in the determination of the incremental cost of those options. The Company will not recognize any additional compensation expense for financial reporting purposes with respect to the cancellation of tendered options and the grant of new options in replacement thereof with the same exercise price per share as the cancelled options because there is no change in the exercise price or any other assumptions affecting the fair value.

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

Historically, our sales were generated primarily by our own sales force working directly with the end users of the VoiceLogistics solution. Since our 2005 fiscal year, we have been transitioning from direct selling of custom solutions that included proprietary hardware and software to the sale, through both partners and direct channels, of productized, standards-based voice software that operates on open hardware platforms. Our transition to this sales approach and technology is an ongoing process that will continue in the future.

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

At the same time we have developed partnerships with key value added reseller, or VAR, and WMS companies, both in the United States and in international markets, who are incorporating our voice technology, most notably our Voxware 3.0 product, into their offerings. The first deliveries of solutions by partners to end customers occurred during fiscal year 2007. However, we believe it takes on average a year or more before significant revenues are generated by these partnerships, because partners must complete product integration efforts, become certified to deliver Voxware-based voice solutions, and secure customer acceptance of their initial deployments.

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

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9. SOP 97-2, as amended, requires that revenue recognized from multiple element arrangements that include software licenses be allocated to the various elements of the arrangement based on the relative fair values of the elements, such as hardware, deployment services, and maintenance and technical support services. We follow the residual method of accounting under SOP 97-2, as amended. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair values, with the residual arrangement fee allocated to the delivered elements. The relative fair value of the undelivered elements included in our multi-element sales arrangements is based on vendor specific objective evidence, or VSOE.

VSOE exists for hardware elements sold separately. We determine VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of September 30, 2007, we believe that we have realized VSOE of the fair values for maintenance and professional services.

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

Deferred Revenue
Deferred revenue consists of unearned customer deposits and post contract support, or PCS, arrangements. Customer deposits are recognized as revenue upon delivery of the underlying product and services in conjunction with the recognition of deferred project costs. PCS arrangements include extended hardware warranty, software maintenance revenues and depot management service fees. These arrangements, which sometimes include amounts bundled with initial revenues, are deferred upon invoicing and recognized as revenue over the term of the warranty or service period, which is typically one year.

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

Stock Based Compensation
Effective July 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), an amendment of FASB Statements No. 123 and 95, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. We account for stock options using the fair-value method. Under the fair-value method, compensation associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. We use the Black-Scholes option pricing model to determine the fair value of option awards. The measurement date for option awards is the date of grant.

Deferred Taxes
There are significant differences in calculating income or loss for accounting and tax purposes, primarily relating to charges that are recorded in the current period for accounting purposes, but are deferred for tax purposes. Furthermore, tax laws differ in each jurisdiction, yielding differing amounts of taxable income or loss in each jurisdiction. While we have substantial net operating losses to offset taxable income in some taxing jurisdictions, certain restrictions preclude us from fully utilizing the benefit of these net operating losses. In addition, the expansion of our business requires us to file taxes in jurisdictions where we did not previously operate, and thus does not have established net operating losses to offset the tax liability.

The provision for income taxes was $7,000 for the three months ended September 30, 2007, as compared to $0 for the three months ended September 30, 2006. The provision for income taxes during the three months ended September 30, 2007 is primarily the result of federal and state alternative minimum tax regulations, which prevent us from fully utilizing our net operating losses.

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

Results of Operations

Three months ended September 30, 2007 compared to the three months ended September 30, 2006
(dollars in table are presented in thousands)

	Three Months		Three Months
	Ended		Ended
	September 30,	% of Total	September 30,	% of Total
	2007	Revenue	2006	Revenue		$ Change	% Change
Product revenues	$4,294	79%	$2,356	75%		$1,938	82%
Services revenues	1,140	21%	786	25%		354	45%
Total revenues	5,434	100%	3,142	100%		2,292	73%

Cost of product revenues	1,290	24%	856	27%		434	51%
Cost of service revenues	639	11%	802	26%		(163)	(20%	)
Total cost of revenues	1,929	35%	1,658	53%		271	16%

Gross profit	3,505	65%	1,484	47%		2,021	136%

Research and development	812	15%	750	24%		62	8%
Sales and marketing	1,575	29%	1,370	44%		205	15%
General and administrative	663	13%	682	21%		(19)	(3%	)
Total operating expenses	3,050	57%	2,802	89%		248	9%

Operating profit (loss)	455	8%	(1,318)	(42%	)	1,773	135%

Interest income, net	6	0%	4	0%		2	50%
Profit (loss) before income taxes	461	8%	(1,314)	(42%	)	1,775	135%

Provision for income taxes	(7)	(0% )	-	0%		(7)	N/A

Net profit (loss)	$454	8%	$(1,314)	(42%	)	$1,768	135%

Revenues

Our total revenues were $5,434,000 for the three months ended September 30, 2007 compared to total revenues of $3,142,000 for the three months ended September 30, 2006. The $2,292,000 (73%) increase in total revenues is primarily due to increases of $883,000 (135%) in licensing of software, $949,000 (73%) in revenues generated from the sale of hardware units and related accessories, $224,000 (48%) in software maintenance services and $130,000 (41%) in professional services. Product revenues accounted for 79% of revenues during the three months ended September 30, 2007 as compared to 75% during the three months ended September 30, 2006. Service revenues accounted for 21% of revenue during the three months ended September 30, 2007 as compared to 25% during the prior year.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranty, and royalties from our speech compression technology. Total product revenues increased $1,938,000 (82%) to $4,294,000 during the three months ended September 30, 2007, from $2,356,000 in the three months ended September 30, 2006. The increase in product revenues during the three months ended September 30, 2007 was primarily due to increases in the number of VoxBrowser software licenses and related hardware units sold compared to the three months ended September 30, 2006, along with increases in extended hardware warranty revenues. The increase in number of software licenses and hardware units sold was primarily due to an increase in the number of new sites purchasing our solutions during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. As a result of the introduction of VoxBrowser and Voxware 3.0 products, which are not dependent on our proprietary hardware platform, we anticipate that software licenses will account for a greater percentage of product revenues in the future, with less emphasis on sales of new or upgraded hardware units. Software licenses contributed 36% of product revenues during the three months ended September 30, 2007 as compared to 28% during the prior year.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities, and travel charges billed to customers for costs incurred while providing services. For the three months ended September 30, 2007, services revenues totaled $1,140,000, an increase of $354,000 (45%) from services revenues of $786,000 for the three months ended September 30, 2006. Professional services increased $114,000 (42%) from $271,000 during the three months ended September 30, 2006 to $385,000 during the three months ended September 30, 2007, reflecting the increase in the number of new sites at which our solutions were first deployed. Voxware 3.0 provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, and despite the increase in professional services revenues during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, we expect professional services revenues for new customers to decline in the future. Software maintenance support services increased $224,000 (48%) from $464,000 during the three months ended September 30, 2006 to $688,000 during the three months ended September 30, 2007. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold. Billed travel costs increased $17,000 (34%) to $67,000 during the three months ended September 30, 2007 from $50,000 during the three months ended September 30, 2006. The increase in billed travel costs reflects the increase in the number of sites implementing our solutions.

Cost of Revenues

Total cost of revenues increased $271,000 (16%) from $1,658,000 for the three months ended September 30, 2006 to $1,929,000 for the three months ended September 30, 2007.

Cost of product revenues increased $434,000 (51%) from $856,000 in the three months ended September 30, 2006, to $1,290,000 in the three months ended September 30, 2007. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is our manufacturing staff, which was comprised of 4 individuals as of September 30, 2007, as compared to 5 individuals as of September 30, 2006. The increase in cost of product revenues is primarily attributable to an increase of $444,000 for direct material costs, which was primarily due to higher unit sales during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. We expect software licensing to account for a higher percentage of product revenues in the future. Accordingly, cost of product revenues, as a percentage of product revenues, may gradually decline, so that our margins earned on product revenues may increase. However, any such increases in gross margin percentages may be offset if end users seek to purchase third-party hardware directly from us versus through third-party partners, as the gross margin on sales of hardware is lower than that on sales of software.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses. Our customer support and professional services staff was comprised of 22 individuals as of September 30, 2007, as compared to 35 individuals as of September 30, 2006. Cost of services revenues decreased $163,000 (20%) from $802,000 in the three months ended September 30, 2006 to $639,000 in the three months ended September 30, 2007. Labor costs of our customer support and professional services groups decreased $267,000 from $790,000 in the three months ended September 30, 2006 to $523,000 in the three months ended September 30, 2007. Labor cost reductions are primarily due to the reduction in the size of our professional services staff required to support our customers. With the introduction of our Voxware 3.0 product and reduced emphasis on our older VLE product, less services staff is needed to develop and implement customized software applications. Project costs deferred during the three months ended September 30, 2007 exceeded the recognition during that period of previously deferred project costs by $152,000. During the three months ended September 30, 2006, project costs deferred were $11,000 less than project costs recognized from prior deferrals. Thus, the impact of the timing of project cost deferrals led to a net decrease of $163,000 in project costs during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Costs incurred by customer support and professional services staff in support of our sales and research and development activities, which are classified as operating expenses in our statement of operations, decreased from $269,000 in the three months ended September 30, 2006 to $35,000 in the three months ended September 30, 2007. Reducing the efforts of the customer support and professional services groups in support of our sales and research and development activities had the effect of increasing cost of services revenues by $234,000 in the three months ended September 30, 2007, while decreasing operating expenses by the same amount.

Operating Expenses

Total operating expenses increased by $248,000 (9%) to $3,050,000 in the three months ended September 30, 2007 from $2,802,000 in the three months ended September 30, 2006. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 50 individuals as of September 30, 2007 and September 30, 2006.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development. Our research and development team was comprised of 22 individuals as of September 30, 2007 compared to 17 individuals as of September 30, 2006. Our research and development expenses increased $62,000 (8%) to $812,000 in the three months ended September 30, 2007, from $750,000 in the three months ended September 30, 2006. The increase in research and development expenses during the three months ended September 30, 2007 is due primarily to increases of $93,000 in labor related costs and $89,000 in outside development costs. These costs support the ongoing development of Voxware 3.0. In addition recruiting costs associated with expanding our development team increased $28,000 during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The cost increases were partially offset by a decrease of $141,000 in costs incurred by our customer support and professional services teams in support of research and development activities. We anticipate research and development expenses during fiscal year 2008 may be higher than those costs incurred during fiscal year 2007 as we continue to enhance Voxware 3.0 and hire additional development staff.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show expenses. Our sales and marketing staff was comprised of 18 individuals as of September 30, 2007 compared to 22 individuals as of September 30, 2006. Sales and marketing expenses increased $205,000 (15%) to $1,575,000 in the three months ended September 30, 2007, from $1,370,000 in the three months ended September 30, 2006, reflecting our focus on expanding customer base and channel partner relationships both domestically and abroad. The change in sales and marketing expenses is due primarily to increases of $172,000 in commission expenses associated with higher revenues, $94,000 in marketing program costs, $44,000 in recruiting charges associated with staff hired during the three months ended September 30, 2007, and $27,000 in outside services. These increases were partially offset by decreases of $93,000 in costs incurred by customer support and professional services staff in support of our sales activities and $39,000 in travel costs. We expect to continue investing additional resources in the expansion of our marketing programs and channel partner relationships. Due to the significant lead time required to identify, engage, and train third-party partners in the sale and development of VoiceLogistics solutions, we anticipate sales and marketing expenses during fiscal year 2008 may be higher than those costs incurred during fiscal year 2007.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 10 individuals as of September 30, 2007 and 11 individuals as of September 30, 2006. General and administrative expenses decreased $19,000 (3%) to $663,000 in the three months ended September 30, 2007 from $682,000 in the three months ended September 30, 2006. We experienced a gain of $86,000 from fluctuations in foreign currency exchange rates during the three months ended September 30, 2007, as compared to a gain of $12,000 during the three months ended September 30, 2006, a change of $74,000. Costs associated with being a publicly traded company were $16,000 lower during the three months ended September 30, 2007 than during the three months ended September 30, 2006. These cost decreases were partially offset by increases of $38,000 in bad debt charges associated with higher revenues, and $37,000 in outside services.

Interest Income and Expense

Interest income earned is reported net of interest expense. Net interest income for the three months ended September 30, 2007 was $6,000, compared to net interest income of $4,000 for the three months ended September 30, 2006, a change of $2,000. This change is primarily due to a decrease in interest charges related to the 2003 Silicon Valley Bank credit facility, which was fully paid in December 2006.

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

The provision for income taxes was $7,000 for the three months ended September 30, 2007, as compared $0 for the three months ended September 30, 2006. We had a profit before taxes of $461,000 for accounting purposes during the three months ended September 30, 2007, compared to a loss before taxes of $1,314,000 during the three months ended September 30, 2006. The provision for income taxes is primarily the result of federal and state alternative minimum tax regulations, which prevent us from fully utilizing our net operating losses.

Liquidity and Capital Resources

As of September 30, 2007, we had $3,790,000 in cash and cash equivalents, compared to $4,961,000 in cash and cash equivalents as of June 30, 2007, a decrease of $1,171,000. Our working capital as of September 30, 2007 was $3,628,000 compared to $3,281,000 as of June 30, 2007, an increase of $347,000.

Net cash used in operating activities totaled $931,000 for three months ended September 30, 2007, primarily consisting of decreases of $1,699,000 in accounts payable and accrued expenses and $617,000 in deferred revenues, and an increase of $225,000 of deferred project costs, offset by a net profit of $454,000 and decreases of $513,000 in inventory and $419,000 in accounts receivable. The reduction in accounts payable and accrued expenses are primarily a function of payments of inventory and bonuses accrued as of June 30, 2007. The decrease in deferred revenues is due to the timing of maintenance billings throughout the year, which are historically higher at Voxware during the three months ended June 30 than during the three months ended September 30. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the quarter. The decrease in inventory is primarily due to the delivery to our customer in July 2007 of a significant inventory order that we received in June 2007. For the three months ended September 30, 2006, net cash used in operating activities totaled $433,000, primarily consisting of a net loss of $1,314,000 and a decrease in deferred revenues of $395,000, offset by a $781,000 decrease in accounts receivable and a $262,000 decrease in inventory. The change to the balance of accounts receivable was primarily due to the decrease in revenue during the three months ended September 30, 2006 as compared to the three months ended June 30, 2006 and the timing of invoices billed and collected during the respective quarters.

Net cash used in investing activities totaled $97,000 during the three months ended September 30, 2007 and $28,000 during the three months ended September 30, 2006 due to purchases of property and equipment.

Net cash used in financing activities totaled $143,000 during the three months ended September 30, 2007, compared to $293,000 provided by financing activities during the three months ended September 30, 2006. During the three months ended September 30, 2007, we repaid $170,000 against term loans with SVB. We received net proceeds in the amount of $27,000 from the exercise of stock options during the three months ended September 30, 2007. During the three months ended September 30, 2006, we borrowed $1,800,000 against the working line of credit and repaid $1,300,000 previously borrowed against the working line of credit. In addition, $207,000 was paid against long-term debt during the three months ended September 30, 2006.

We received aggregate proceeds of approximately $6,600,000 before expenses and commissions through a Private Placement occurring in August 2005. Proceeds from the Private Placement were used to fund increased research and development activities, as well as support the substantial expansion of our sales and marketing channels domestically and abroad. We added significant personnel costs and marketing program expenses during fiscal 2006 in these areas in advance of offsetting revenues. Personnel costs were reduced through a staff reduction during the second quarter of fiscal 2007 in order to more closely align costs with revenues, but will be partially offset during fiscal 2008 by third-party resources and newly hired staff supporting the continued enhancement and marketing of our Voxware 3.0 product line.

On February 15, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market, Inc., or NASDAQ, indicating that the NASDAQ staff had determined that we did not comply with or satisfy NASDAQ Marketplace Rule 4310(c)(2)(B) for continued listing on the NASDAQ Capital Market, which requires that we maintain minimum stockholders equity of $2,500,000 or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On March 2, 2007, we provided the NASDAQ staff with our specific plan to achieve and sustain compliance with the NASDAQ Capital Market listing requirements, including the time frame for completion of the plan. In response thereto, we received, on March 23, 2007, a determination from the NASDAQ staff a notice denying our request for continued listing on The NASDAQ Capital Market, or the Determination, as a result of our failure to comply with or satisfy NASDAQ Marketplace Rule 4310(c)(2)(B). In response to the Determination, we requested a hearing before the NASDAQ Listing Qualifications Panel, or the Panel, to appeal the Determination and seek continued listing on The NASDAQ Capital Market. We were granted a hearing before the Panel, scheduled for May 10, 2007. On May 1, 2007, we reported stockholders' equity of $2,556,000 in our Form 10-QSB for the period ended March 31, 2007. In response to this filing, we received a letter from the Nasdaq Stock Market Inc. indicating that our stockholders’ equity balance again satisfies Nasdaq Marketplace Rule 4310(c)(2)(B) for continued listing on the Nasdaq Capital Market as we have regained a minimum stockholders' equity of $2,500,000. Accordingly, the hearing before the Nasdaq Listing Qualifications Panel scheduled for May 10, 2007 to appeal Determination by the Nasdaq staff to deny our continued listing on the Nasdaq Capital Market was cancelled. In order to assist our efforts to sustain compliance with NASDAQ Marketplace Rule 4310(c)(2)(B), certain stockholders agreed in April 2007 to exercise warrants to purchase Common Stock if requested in writing by us. Under the terms of the agreement, the stockholders will, upon written request from us, exercise warrants to purchase up to 354,322 shares of Common Stock on or before September 30, 2008. In the event that all of the warrants are exercised, we will receive cash proceeds increasing stockholders equity by $500,000.

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

On November 9, 2005, we entered into a third loan modification agreement with SVB, providing us with a line of credit of up to $1,000,000, which we refer to as the Equipment Line, to finance the acquisition of certain eligible equipment purchased on or after April 1, 2005. We first drew upon the Equipment Line on December 16, 2005, and were required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006. At that date, the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of September 30, 2007 was $208,000.

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

On May 24, 2006, we entered into a Loan and Security Agreement, or 2006 Facility, with SVB, providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit, or the Revolver, and a $1,500,000 Non-Formula Term Loan, or the 2006 Term Loan, to fund our anticipated working capital needs. Funds available under the Revolver are reduced by the maximum limit of a corporate credit card, which was $35,000 as of September 30, 2007. The Revolver was initially available until October 31, 2007. The 2006 Term Loan was available to draw upon until March 31, 2007 and is to be repaid in thirty-six (36) equal monthly payments of principle and interest, commencing on April 1, 2007.

On January 3, 2007, with an effective date of December 29, 2006, we entered into an amended and restated loan agreement with SVB modifying the 2006 Facility by extending the Revolver to December 28, 2007 and revising certain covenants. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. The availability under the Revolver is limited to a borrowing base advance rate that is 75% against Eligible Accounts (as such term is defined in the Revolver). Amounts outstanding under the Revolver bear interest at September 30, 2007 at the rate of 9.5%, calculated as prime plus 1.75%. Upon two consecutive quarters of profitability, which were achieved during the quarters ended March 31, 2007 and June 30, 2007, the interest rate will be reduced to a rate of prime plus 0.5%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at September 30, 2007. Amounts outstanding under the 2006 Term Loan bear interest at September 30, 2007 at a rate of 10.0%, calculated as prime plus 2.25%. Under certain conditions, any borrowings under our 2006 Term Loan will be reserved against the availability of the Revolver. $1,500,000 was borrowed against 2006 Term Loan as of December 31, 2006, but was repaid in January 2007. On February 1, 2007, we entered into a First Loan Modification Agreement with SVB, whereby the Amended and Restated Loan and Security Agreement was amended to allow for one term loan in addition to the one that was drawn in December 2006 and repaid in January 2007. The additional term loan provided under the First Loan Modification Agreement is in an amount up to $1,500,000, available to be drawn upon until March 31, 2007. On March 28, 2007, we drew the full $1,500,000 available under this term loan, of which a principal balance of $1,250,000 remained outstanding as of September 30, 2007.

We continue to expand our partnership channel, with particular emphasis on the development of relationships with mobile computer equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. Partnership channel sales accounted for 14% of our revenues during the three months ended September 30, 2007 as compared to 2% during the three months ended September 30, 2006, and is expected to contribute a higher percentage of revenue in the future. With the introduction of Voxware 3.0 and VoxBrowser, independent third-party partners are able to develop and deliver voice-enabled logistics solutions on other manufacturers’ hardware. As a result of the partner relationships and product offerings, a greater percentage of revenue is likely to be derived from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. Software licenses contributed 28% of revenues for the three months ended September 30, 2007 compared to 21% of revenue for the three months ended September 30, 2006. The initial production implementations of Voxware 3.0 at customer facilities occurred during the fourth quarter of fiscal 2007. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. For the three months ended September 30, 2007, we earned gross margin from software licenses of 98%, as compared to 46% for sales of hardware units and related accessories.

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

We believe our fiscal year 2008 revenues may exceed our fiscal year 2007 revenues. Our customer base continues to expand, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings, and new customers brought to us through VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2008, but new customers, including those brought to us through VARs and other channel partners, are expected to contribute a higher percentage of our total revenues than during fiscal year 2007. We generated net profits during three consecutive quarters ended September 30, 2007 due to increased revenues, a greater percentage of revenues derived from higher margin software licenses, and the cost savings realized from the staff reduction that we undertook during the second quarter of fiscal year 2007. While we cannot be assured of continued profits, we believe that net operating results in fiscal 2008 may exceed fiscal 2007. Also, $1,465,000 was available under our working capital line of credit with SVB as of September 30, 2007, which is available for short-term operating needs. In addition, $500,000 is available through a call provision incorporated into warrants held by certain stockholders. We may call for the exercise of these warrants through September 30, 2008 if needed to help sustain compliance with ongoing listing requirements of the NASDAQ Capital Market. In addition, we believe we are able to raise additional capital through either new equity or debt financing arrangements, and may elect to utilize such an arrangement to fund further expansion of our operations. Due to anticipated increases in revenue, a greater emphasis on sales of higher margin product, and the availability of cash through existing relationships with SVB and our certain stockholders, we believe that we have adequate capital resources available to fund our operations through September 30, 2008.

Dilutive Effect of Options and Warrants

As of September 30, 2007, 12,000,000 shares of our Common Stock were authorized, of which 6,380,695 were issued and outstanding. The following table summarizes the dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike price exceeds the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of September 30, 2007

Common stock issued and outstanding as of September 30, 2007	6,380,695

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,158,121
Outstanding options to purchase common stock *	792,807
Unvested restricted stock units	187,586

Common stock plus dilutive instruments outstanding	8,519,209

Options to purchase common stock available to issue
pursuant to various stock option plans	7,910

Common stock outstanding if all dilutive instruments
are converted and exercised	8,527,119

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

Risks Relating to Our Business and Operations
If we incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. While we achieved a net profit during the three months ended September 30, 2007, the accumulated deficit at that date was of $74,871,000. If we incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. In addition, we plan to continue to increase spending on research and development, along with sales and marketing, at levels higher than in the recent past, and possibly disproportionate to revenue, thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. Three customers accounted for 27%, 15% and 12%, respectively, of our total revenues for the three months ended September 30, 2007. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

If our Voxware 3.0 family of products is not successful in the market, we will not be able to generate substantial revenues or achieve sustained profitability. Our success is substantially dependent on the success of our VoiceLogistics family of products. If the market accepts our Voxware 3.0 products, these products will account for the vast majority of our net revenue in the future. If our Voxware 3.0 products are unsatisfactory, or if we are unable to generate significant demand for these products, or if we fail to develop other significant products or applications, our business will be materially and adversely affected.

We have a sole source vendor for our primary hardware products. One vendor supplies us with our primary wearable computer hardware products. Any disruption in supply by this vendor would prohibit us from shipping our products, and thus recognizing revenue. In addition, other vendors provide custom-made components that would take time to reproduce with other suppliers should a current vendor fail to deliver quality product in a timely manner.

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
Our Common Stock traded as high as $7.55 and as low as $3.67 per share between July 1, 2007 and September 30, 2007. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

A significant portion of our total outstanding shares of Common Stock may be sold in the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market of such sales, may have a material adverse effect on the market price of our Common Stock. On October 25, 2005, we registered 1,084,383,899 shares (7,229,226 shares after giving effect to the 1-for-150 reverse stock split executed in December 2005, or Reverse Split) of Common Stock, including an aggregate of 193,070,922 shares (1,287,139 shares after giving effect to the Reverse Split) of Common Stock issuable upon the exercise of warrants. We also previously registered all shares of Common Stock that we may issue under our employee benefit plans. Sales of outstanding shares, when sold, could reduce the market price of our Common Stock.

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of October 31, 2007, these shares include:

  approximately 122,705 shares of our Common Stock owned by our executive officers and directors; and
  approximately 2,135,041 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of October 31, 2007, our executive officers, directors and affiliated entities together beneficially own approximately 5,564,040 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

While we satisfy the requirements for continued listing on the NASDAQ Capital Market as of September 30, 2007, periods of operating losses may adversely affect our ability to maintain minimum required values of stockholders’ equity or Common Stock market value. If we are unable to satisfy the criteria to maintain listing of our Common Stock, our Common Stock could be subject to delisting. Trading, if any, of our Common Stock would thereafter be conducted on the OTC Bulletin Board or in the so-called “Pink Sheets”. As a consequence, it would be far more difficult for our stockholders to trade in our Common Stock and it may be more difficult to obtain accurate and current information concerning market prices for our Common Stock.

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

In particular, the Internal Revenue Service, or IRS, began implementing a new interpretation of section 409A of the Internal Revenue Code, or Section 409A, effective January 1, 2005. In April 2007, the IRS issued regulations on the treatment of nonqualified deferred compensation plans and arrangements under Section 409A, including stock options, such that affected plans and arrangements were required to comply with documentation requirements established in the final regulations by December 31, 2007. IRS Notice 2007-86, issued in October 2007, extends the deadline for compliance with Section 409A to December 31, 2008.

On October 19, 2007, we commenced a formal tender offer which allows our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under section 409A of the Internal Revenue Code, or Section 409A. The 67,669 option shares covered by the tender offer have exercise prices per share that are less than the closing trading value of the Company’s common stock on the OTC Bulletin Board on the option grant date. The options covered by the tender offer were issued with exercise prices per share equal to what we believed to be market value, however these prices varied from the trading value of our stock on the OTC Bulletin Board. We recorded share-based compensation charges on our books in prior years for these options; however, we may recognize incremental compensation cost due to the modification of these awards. Pursuant to the tender offer, we will cancel the tendered options and issue in replacement thereof a new option with the same terms as the cancelled option, except the exercise price per share will be equal to the lower of (a) the trading value per share of our common stock on the date that original options were granted and (b) the trading value per share of our common stock on the expiration date of the tender offer, but in no event will such exercise price be less than the exercise price in effect for the cancelled options. To the extent that the exercise price of a new option is higher than the exercise price of the cancelled option, the affected employee will receive a bonus, payable in January 2008, in an amount equal to the increased cost to the employee of exercising the option. The bonus amount cannot be determined until the expiration date of the tender offer, but is estimated (based on the closing trading value of our common stock as of October 31, 2007) to be $24,000. Both the change in exercise price and the offsetting cash bonus are included in the determination of the incremental cost of those options. We will not recognize any additional compensation expense for financial reporting purposes with respect to the cancellation of tendered options and the grant of new options in replacement thereof with the same exercise price per share as the cancelled options because there is no change in the exercise price or any other assumptions affecting the fair value.

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

Item 3. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes during the quarter ended September 30, 2007 in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On September 13, 2007, Paul Commons, Vice President, Chief Financial Officer and Secretary of the Company, informed the Board of Directors that he intended to resign from his officer positions with the Company effective September 30, 2007. Mr. Commons served as the Company’s Vice President, Chief Financial Officer and Secretary from June 2004 to September 2007. There was no disagreement between Mr. Commons and the Company on any matter relating to the Company’s operations, policies or practices.

On October 11, 2007, the Board of Directors of the Company appointed Mr. David J. Simbari, effective immediately following the 2007 Annual Meeting of Stockholders, as a Director to the Board of Directors to fill the vacancy created by the anticipated resignation of Mr. Michael Janis (effective as of the 2007 Annual Meeting of Stockholders). Mr. Simbari shall hold such position until the next annual meeting of stockholders and until his successor shall have been duly elected and qualified.

On October 11, 2007, the Board of Directors elected Kenneth W. Riley, the Company’s Controller, as the Interim Chief Financial Officer and Treasurer, to serve in such role until his successor is duly elected and qualified. The Board of Directors also elected Stephen J. Gerrard, the Company’s Vice President and General Manager, International Operations, as the Corporate Secretary, to serve in such role until his successor is duly elected and qualified.

On October 11, 2007, the Board of Directors approved the amendment and restatement of our Amended and Restated Bylaws (the “Second Amended and Restated Bylaws”). The Second Amended and Restated Bylaws amends Section 1 of Article VI of the Amended and Restated Bylaws to permit us to authorize the issuance of uncertificated shares. This change conforms the our Second Amended and Restated Bylaws to the requirements of the NASDAQ Stock Market that listed securities be eligible for issuance in uncertificated form through a direct registration system by January 1, 2008.

On October 19, 2007, the Company commenced a formal tender offer which allows our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under section 409A of the Internal Revenue Code, or Section 409A. The 67,669 option shares covered by the tender offer have exercise prices per share that are less than the closing trading value of the Company’s common stock on the OTC Bulletin Board on the option grant date. The options covered by the tender offer were issued with exercise prices per share equal to what the Company believed to be market value, however these prices varied from the trading value of the Company’s stock on the OTC Bulletin Board. The Company recorded share-based compensation charges on its books in prior years for these options; however, the Company may recognize incremental compensation cost due to the modification of these awards. Pursuant to the tender offer, the Company will cancel the tendered options and issue in replacement thereof a new option with the same terms as the cancelled option, except the exercise price per share will be equal to the lower of (a) the trading value per share of our common stock on the date that original options were granted and (b) the trading value per share of our common stock on the expiration date of the tender offer, but in no event will such exercise price be less than the exercise price in effect for the cancelled options. To the extent that the exercise price of a new option is higher than the exercise price of the cancelled option, the affected employee will receive a bonus, payable in January 2008, in an amount equal to the increased cost to the employee of exercising the option. The bonus amount cannot be determined until the expiration date of the tender offer, but is estimated (based on the closing trading value of the Company’s common stock as of October 31, 2007) to be $24,000. Both the change in exercise price and the offsetting cash bonus are included in the determination of the incremental cost of those options. The Company will not recognize any additional compensation expense for financial reporting purposes with respect to the cancellation of tendered options and the grant of new options in replacement thereof with the same exercise price per share as the cancelled options because there is no change in the exercise price or any other assumptions affecting the fair value.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Bylaws of Voxware, Inc., approved October 11, 2007 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 17, 2007).
10.1	Executive Employment Agreement, dated as of September 14, 2007, by and between Voxware, Inc. and Scott J. Yetter (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 17, 2007).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2007

VOXWARE, INC.
(Registrant)

By: /s/ Scott J. Yetter
----------------------------
Scott J. Yetter, President and
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Kenneth W. Riley
--------------------------------
Kenneth W. Riley, Controller and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Second Amended and Restated Bylaws of Voxware, Inc., approved October 11, 2007 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 17, 2007).
10.1	Executive Employment Agreement, dated as of September 14, 2007, by and between Voxware, Inc. and Scott J. Yetter (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 17, 2007).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.