Form 10QSB
period 2007-12-31
VOXWARE INC
filed 2008-02-15
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of January 31, 2008.

Class	Number of Shares
Common Stock, $0.001 par value	6,446,585

Transitional Small Business Disclosure Format (check) one: Yes ☐ No ☒

VOXWARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
For Quarter Ended December 31, 2007

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

Item 1. Financial Statements

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	December 31, 2007	June 30, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,463	$4,961
Accounts receivable, net of allowance for doubtful accounts of $169 and
$104 at December 31, 2007 and June 30, 2007, respectively	3,851	5,238
Inventory, net	758	1,046
Deferred project costs	422	268
Prepaids and other current assets	127	207
Total current assets	9,621	11,720

PROPERTY AND EQUIPMENT, NET	379	359
OTHER ASSETS
Other assets, net	73	53
Total other assets	73	53
TOTAL ASSETS	$10,073	$12,132

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$662	$687
Accounts payable and accrued expenses	2,870	4,025
Deferred revenues	2,378	3,727
Total current liabilities	5,910	8,439
Long-term debt, net of current maturities	625	941
Total liabilities	6,535	9,380

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 12,000,000 shares authorized as of
December 31, 2007 and June 30, 2007; 6,425,101 and 6,368,963
shares issued and outstanding at December 31, 2007 and
June 30, 2007, respectively	7	6
Additional paid-in capital	78,426	78,088
Accumulated deficit	(74,878)	(75,325)
Accumulated other comprehensive loss	(17)	(17)
Total stockholders' equity	3,538	2,752
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,073	$12,132

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Product revenues	$3,981	$1,788	$8,275	$4,144
Services revenues	1,448	798	2,588	1,584
Total revenues	5,429	2,586	10,863	5,728

COST OF REVENUES
Cost of product revenues	1,401	569	2,691	1,425
Cost of service revenues	907	647	1,546	1,449
Total cost of revenues	2,308	1,216	4,237	2,874

GROSS PROFIT	3,121	1,370	6,626	2,854

OPERATING EXPENSES
Research and development	918	576	1,730	1,326
Sales and marketing	1,383	1,299	2,958	2,669
General and administrative	837	883	1,500	1,565
Total operating expenses	3,138	2,758	6,188	5,560

OPERATING (LOSS) PROFIT	(17)	(1,388)	438	(2,706)

INTEREST INCOME (EXPENSE), NET	10	(10)	16	(6)

(LOSS) PROFIT BEFORE INCOME TAXES	(7)	(1,398)	454	(2,712)

PROVISION FOR INCOME TAXES	-	-	(7)	-

NET (LOSS) PROFIT	$(7)	$(1,398)	$447	$(2,712)

NET (LOSS) PROFIT PER SHARE
Basic	$(0.00)	$(0.22)	$0.07	$(0.43)
Diluted	$(0.00)	$(0.22)	$0.06	$(0.43)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
COMPUTING NET (LOSS) PROFIT PER SHARE
Basic	6,386	6,263	6,378	6,263
Diluted	6,386	6,263	7,289	6,263

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended December 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$447	$(2,712)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	129	102
Provision for doubtful accounts	77	-
Share based compensation charges	311	84
Amortization of capitalized software development costs	-	45
Amortization of deferred financing costs	-	88
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	1,310	(536)
Inventory	288	359
Deferred project costs	(154)	(64)
Prepaids and other current assets	80	(13)
Other assets, net	(20)	(10)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,155)	(15)
Deferred revenues	(1,349)	729
Net cash used in operating activities	(36)	(1,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(149)	(52)
Proceeds from disposal of property and equipment	-	1
Net cash used in investing activities	(149)	(51)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	-	1,500
Proceeds from short-term borrowings	-	1,800
Repayment of long-term debt	(341)	(416)
Repayment of short-term borrowings	-	(3,100)
Proceeds from exercise of stock options and warrants	28	5
Net cash used in financing activities	(313)	(211)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(498)	(2,205)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,961	6,909
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,463	$4,704

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$78	$27

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements of Voxware, Inc. and Subsidiaries (“Voxware” or the “Company”) for the three and six months ended December 31, 2007 and 2006 included herein, have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The consolidated balance sheet at June 30, 2007 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

The consolidated statements of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2008, or any other future period.

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

2. Significant Accounting Policies

Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in the Company’s balance sheets, and the amounts of revenues and expenses reported for each of its fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, warranty costs, impairments, reserve for obsolete inventory, share-based compensation and income taxes. Actual results could differ from these estimates.

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

Product revenue consists of software license fees, sales of related computer hardware, and extended hardware warranties. Revenue from the licensing of software is recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Revenue from the sale of hardware generally occurs upon shipment. Agreements with channel partners and some direct customers do not include an acceptance period, so revenues from the sale of hardware and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenue is recognized ratably over the life of the contract, which is generally one year.

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

VSOE exists for hardware elements sold separately. The Company determines VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of December 31, 2007, the Company believes that it has realized VSOE of the fair values for maintenance and professional services.

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

Travel costs associated with professional services and billed to customers are recorded as services revenues at the time they are incurred by Voxware. Services revenues included billed travel costs totaling $65,000 and $133,000, respectively, during the three and six months ended December 31, 2007 and $18,000 and $68,000, respectively, during the three and six months ended December 31, 2006.

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

Research and Development
Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines technological feasibility as the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to SFAS 86, the working model is generally deemed to exist with commencement of beta testing. No costs associated with the development of software products were capitalized during the three and six months ended December 31, 2007.

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

The provision for income taxes was $0 and $7,000, respectively, for the three and six months ended December 31, 2007, and $0 for the three and six months ended December 31, 2006. The provision for income taxes during the six months ended December 31, 2007 is primarily the result of federal and state alternative minimum tax regulations, which prevent the Company from fully utilizing its net operating losses.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, there was no accrued interest related to uncertain tax positions.

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

Net (Loss) Profit Per Share
The Company computes net (loss) profit per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic net (loss) profit per share is calculated by dividing net (loss) profit by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net (loss) profit by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. The impact at December 31, 2007 of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 1,530,000 shares is included in the calculation of diluted earnings per share for the six months ended December 31, 2007. As the Company had a net loss applicable to common stockholders during the three months ended December 31, 2007 and three months and six months ended December 31, 2006, the impact of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 1,530,000 and 1,671,000 shares, respectively, at December 31, 2007 and 2006 is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

Comprehensive Loss
The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income (loss). The only items of other comprehensive income of the Company in the three and six months ended December 31, 2007 and 2006 are foreign currency translation adjustments.

Recently Issued Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3. Inventory

	December 31, 2007	June 30, 2007
	(in thousands)
Raw materials	$41	$46
Work in process	41	41
Finished goods	729	999
Less: inventory reserve	(53)	(40)
Inventory - net	$758	$1,046

4. Common Stock and Common Stock Warrants

The Company has 12,000,000 authorized shares of Common Stock, of which 6,425,101 were outstanding as of December 31, 2007.

As of December 31, 2007, the Company had warrants outstanding to purchase 1,158,121 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $5.76 per share. Of the warrants outstanding at December 31, 2007, 1,112,093 were granted in conjunction with the 2003 and 2004 private placements, 43,527 were granted in conjunction with the August 2005 private placement, and 2,501 were granted in conjunction with other transactions. The first of these warrants was exercisable in April 2000 and the last expire April 2014.

5. Debt

The Company initially entered into a credit facility with Silicon Valley Bank (“SVB”) on December 30, 2003. The following facilities were outstanding during fiscal years 2007 and 2008.

A $1,500,000 term loan was payable in monthly installments over a 36-month period commencing February 1, 2004. The final term loan payment was made on December 1, 2006.

A $1,000,000 equipment line of credit (the “Equipment Line”) secured by all of the Company’s personal property was first drawn upon on December 16, 2005. The Company was required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $16,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of December 31, 2007 was $162,000.

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB (the “2006 Facility”), providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit (the "Revolver") and a $1,500,000 Non-Formula Term Loan (the "2006 Term Loan") to fund the Company's anticipated working capital needs. The Revolver was initially available until January 31, 2008. The 2006 Term Loan is to be repaid in thirty-six (36) equal monthly payments of principle and interest, commencing on April 1, 2007, and has an outstanding balance of $1,125,000 at December 31, 2007. Amounts outstanding under the 2006 Term Loan bear interest at December 31, 2007 at a rate of 9.5%, calculated as prime plus 2.25%. Effective as of February 13, 2008, in connection with the execution of the Second Loan Modification Agreement described below, the interest rate on the 2006 Facility was reduced to 7.75%, calculated as prime plus 1.75%.

On February 13, 2008, with an effective date of December 27, 2007, the Company entered into a second loan modification agreement (the “SLMA”) with SVB, renewing the existing Revolver to expire on February 11, 2009, revising the terms of the existing 2006 Term Loan and providing for a new $600,000 revolving equipment line of credit (the "Equipment Revolver"). The terms to the Revolver remained materially the same, except that the borrowing base advance rate was increased from 75% to 80% of Eligible Accounts (as defined in the SLMA). Amounts outstanding under the Revolver bear interest at a rate equal to prime plus 0.5%. The terms to the Term Loan remained materially the same, except the interest rate was adjusted such that amounts outstanding under the Term Loan will bear interest at a rate of prime plus 1.75%. The availability under the Equipment Revolver is limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA), and such borrowing base shall include up to 25% of "soft" costs (e.g., shipping, installation, taxes, warranty charges and freight discounts). Under the Equipment Revolver, minimum advance amounts are $100,000 each, with the exception that three advances may be less than $100,000. At the time of an advance under the Equipment Revolver, at our choice, amounts outstanding under the Equipment Revolver bear interest at a rate equal to either (i) the greater of (a) 6.75%; and (b) the amount equal to the prime rate plus 1.0%; or (ii) a fixed rate equal to 8.25%. The draw down period for the Equipment Revolver expires May 31, 2008, and repayment shall be made in 36 equal monthly payments following each new advance under the Equipment Revolver.

The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. The availability under the Revolver is limited to a borrowing base advance rate that is 80% against Eligible Accounts (as such term is defined in the SLMA). Amounts outstanding under the Revolver bear interest at December 31, 2007 at the rate of 9.0%, calculated as prime plus 1.75%. The interest rate was reduced to 6.5%, calculated as prime plus 0.5% effective with the execution of the SMLA on February 13, 2008. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. The Revolver matures on February 11, 2009. No funds were borrowed against the Revolver at December 31, 2007.

Future minimum payments under the credit facility are as follows as of December 31, 2007 (in thousands):

	Silicon Valley Bank
	2006 Term	Equipment
	Loan	Line	Total
Short Term	$500	$162	$662
Long Term:
Fiscal year 2009	250	-	250
Fiscal year 2010	375	-	375
Total Debt	$1,125	$162	$1,287

6. Stock Options and Stock Based Compensation

Stock Option Plans

As of December 31, 2007, options to purchase 865,765 shares of Common Stock were outstanding under plans approved by the Company’s stockholders in 1994 and 2003 and amended with approval of the Company’s stockholders as recently as December 2007.

Information regarding option activity for the six months ended December 31, 2007 under the option plans is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Instrinsic
	Outstanding	Per Share	Term in Years	Value
Options outstanding as of June 30, 2007	596,440	$5.421
Granted	400,603	6.186
Exercised	(62,739)	2.551
Forfeited	(68,539)	3.976
Expired	-	-
Options outstanding as of December 31, 2007	865,765	$6.168	8.66	$-

Options exercisable as of December 31, 2007	478,472	$6.334	7.90	$-

Options exercisable as of December 31, 2007
and options expected to become exercisable	645,129	$6.235	8.34	$-

Aggregate intrinsic value was calculated based on the Company’s closing Common Stock price as of December 31, 2007 of $5.55 per share. Options exercisable as of December 31, 2007 and options expected to become exercisable includes vested options and unvested options less expected forfeitures.

A summary of the status of the Company’s nonvested options as of December 31, 2007 and changes during the six months then ended is presented below:

		Weighted
		Average
	Options	Grant-Date
	Outstanding	Fair Value
Nonvested options outstanding as of June 30, 2007	101,083	$392,176
Granted	332,934	1,950,024
Vested	(46,723)	(222,586)
Forfeited	-	-
Nonvested options outstanding as of December 31, 2007	387,294	$2,119,614

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

On September 4, 2007 and December 13, 2007, the Company awarded a total of 275,586 restricted stock units (“RSUs”) to certain officers. The RSUs were granted pursuant to the 2003 Plan and vest on a monthly basis. The vesting periods on the RSU grants range from three to four years. The fair value of the RSUs range from $5.15 to $6.95 per share, for a total fair value of $1,757,000. Share-based compensation charges were recorded in the amount of $115,000 and $148,000, respectively, for the three and six months ended December 31, 2007 for the RSUs.

The Company records the issuance of shares of Common Stock as RSUs vest. During the six months ended December 31, 2007, 15,627 shares of Common Stock were issued as a result of the vesting of RSUs.

The statement of operations includes total share-based employee compensation charges resulting from stock option and restricted stock unit awards in the amount of $237,000 and $311,000, respectively, for the three and six months ended December 31, 2007, and $44,000 and $84,000, respectively, for the three and six months ended December 31, 2006, charged to operations as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Research and development	$21	$-	$26	$-
Sales and marketing	48	3	59	7
General and administrative	168	41	226	77
	$237	$44	$311	$84

7. Commitments and Contingencies

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $236,000 and $265,000 for the six months ended December 31, 2007 and 2006, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of December 31, 2007 are as follows:

(in thousands)
Year ending June 30, 2008	$188
Year ending June 30, 2009	411
Year ending June 30, 2010	424
Year ending June 30, 2011	453
Year ending June 30, 2012	398
Year ending June 30, 2013	67
$1,941

On December 3, 2007, the Company executed a Lease Agreement for 9,473 square feet of the building located at 300 American Metro Boulevard, Hamilton, New Jersey 08619 to serve as Voxware’s new corporate headquarters. The five year lease term will commence upon the Company’s occupancy of the space, which is expected to occur during the fourth quarter of fiscal year 2008. The Lease Agreement provides for total annual base rental payments of $1,160,442 ($222,616 in the first year of the lease, $227,352 in the second year of the lease, $232,088 in the third year of the lease, $236,825 in the fourth year of the lease, and $241,561 in the last year of the lease). The Lease Agreement provides for the following monthly rental payments: $18,551 for the first year of the lease, $18,946 for the second year of the lease, $19,341 for the third year of the lease, $19,735 for the fourth year of the lease, and $20,130 for the last year of the lease. The schedule of future minimum rental payments presented above assumes the Company occupies the space effective April 1, 2008.

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition.

At December 31, 2007, the Company had a three-year employment agreement with its Chief Executive Officer. The agreement provides for a minimum salary level, adjusted at the discretion of the Board of Directors, and a bonus based upon the Company’s performance as measured against a business plan approved by the Company’s Board of Directors. The Agreement will continue, unless earlier terminated by the parties, until September 14, 2010 (the “Term”). The Term will be automatically extended for successive one-year periods unless either the Company or the executive provide a written notice at least 90 days preceding the date of any such extension that such party does not intend to extend the Term.

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

The VoiceLogistics® solution, or VLS, is a combination of software, hardware and professional services available through two productized offerings. Our current flagship product, Voxware 3™, is a suite of tools enabling non-programmers to design, develop and integrate voice-based logistics solutions. VoiceLogistics Express™, or VLE, is a standard application suite for enhancing distribution center workforce performance for a variety of logistics functions. While we continue to deliver and support both solutions, our marketing and development efforts are focused primarily on Voxware 3. Our VoxBrowser software offers our patented combination of powerful speech recognition software in VoiceXML compliant web browser technology. This is client software designed to run on a wide variety of industry-standard mobile computers devised for demanding warehouse environments. These serve as the basis for the dynamic real-time link between highly mobile logistics workers, the warehouse management system, or WMS, and supervisory personnel. We believe that our solution is unique in the industry because it is the first open standards, web-based, people-centric, interactive speech recognition technology designed to VoiceXML standards, and is engineered specifically to operate in highly demanding industrial environments. VoxBrowser allows for the development and deployment of voice-based logistics solutions independent of the hardware platform on which it operates.

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

As part of our business transition, we stopped manufacturing our own proprietary hardware, and instead have partnered with major mobile computing equipment manufacturers such as Motorola, Inc. and LXE, Inc., a subsidiary of EMS Technologies, Inc. One implication of this strategy is that we expect the portion of our revenue associated with proprietary hardware sales to diminish over time as we transition to a software-centric business model. In addition, we expect that a greater percentage of our hardware revenue will be derived from the sales of accessories, rather than hardware units. However, we can provide no assurance as to the rate of this anticipated shift of revenue sources.

At the same time we have developed partnerships with key value added reseller, or VAR, and WMS companies, both in the United States and in international markets, who are incorporating our voice technology, most notably our Voxware 3 product, into their offerings. The first deliveries of solutions by partners to end customers occurred during fiscal year 2007. However, we believe it takes on average a year or more before new partners begin generating sales to end user customers, because partners must complete product integration efforts, become certified to deliver Voxware-based voice solutions, and secure customer acceptance of their initial deployments.

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

Product revenue consists of software license fees, sales of related computer hardware, and extended hardware warranties. Revenue from the licensing of software is recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Revenue from the sale of hardware generally occurs upon shipment. Agreements with channel partners and some direct customers do not include an acceptance period, so revenues from the sale of hardware and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenue is recognized ratably over the life of the contract, which is generally one year.

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

VSOE exists for hardware elements sold separately. We determine VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of December 31, 2007, we believe that we have realized VSOE of the fair values for maintenance and professional services.

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

Stock Based Compensation
Effective July 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), an amendment of SFAS No. 123 and 95, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. We account for stock options using the fair-value method. Under the fair-value method, compensation associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. We use the Black-Scholes option pricing model to determine the fair value of option awards. The measurement date for option awards is the date of grant.

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

The provision for income taxes was $0 and $7,000 for the three months and six months ended December 31, 2007, respectively, as compared to $0 for the three months and six months ended December 31, 2006. The provision for income taxes during the six months ended December 31, 2007 is primarily the result of federal and state alternative minimum tax regulations, which prevent us from fully utilizing our net operating losses.

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

Results of Operations

Three months ended December 31, 2007 compared to the three months ended December 31, 2006
(dollars in table are presented in thousands)

	Three Months			Three Months
	Ended			Ended
	December 31,	% of Total		December 31,	% of Total
	2007	Revenue		2006	Revenue		$ Change	% Change
Product revenues	$3,981	73%		$1,788	69%		$2,193	123%
Services revenues	1,448	27%		798	31%		650	81%
Total revenues	5,429	100%		2,586	100%		2,843	110%

Cost of product revenues	1,401	26%		569	22%		832	146%
Cost of service revenues	907	17%		647	25%		260	40%
Total cost of revenues	2,308	43%		1,216	47%		1,092	90%

Gross profit	3,121	57%		1,370	53%		1,751	128%

Research and development	918	17%		576	22%		342	59%
Sales and marketing	1,383	25%		1,299	50%		84	6%
General and administrative	837	15%		883	34%		(46)	(5%	)
Total operating expenses	3,138	57%		2,758	107%		380	14%

Operating loss	(17)	(0%	)	(1,388)	(54%	)	1,371	99%

Interest income (expense), net	10	0%		(10)	(0%	)	20	200%
Loss before income taxes	(7)	(0%	)	(1,398)	(54%	)	1,391	99%

Provision for income taxes	-	0%		-	0%		-	N/A

Net Loss	$(7)	(0%	)	$(1,398)	(54%	)	$1,391	99%

Revenues

Our total revenues were $5,429,000 for the three months ended December 31, 2007 compared to total revenues of $2,586,000 for the three months ended December 31, 2006. The $2,843,000 (110%) increase in total revenues is primarily due to increases of $878,000 (217%) in licensing of software, $1,335,000 (107%) in revenues generated from the sale of hardware units, related accessories and extended hardware warranties, $388,000 (161%) in professional services and $213,000 (39%) in software maintenance services. Product revenues accounted for 73% of revenues during the three months ended December 31, 2007 as compared to 69% during the three months ended December 31, 2006. Service revenues accounted for 27% of revenue during the three months ended December 31, 2007 as compared to 31% during the three months ended December 31, 2006.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranty, and royalties from our speech compression technology. Total product revenues increased $2,193,000 (123%) to $3,981,000 during the three months ended December 31, 2007, from $1,788,000 in the three months ended December 31, 2006. The increase in product revenues during the three months ended December 31, 2007 was primarily due to increases in the number of VoxBrowser software licenses and related hardware units and accessories sold compared to the three months ended December 31, 2006. The increase in number of software licenses, hardware units and hardware accessories sold was primarily due to an increase in the number of new sites purchasing our solutions during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. As a result of the introduction of VoxBrowser and Voxware 3 products, which are not dependent on our proprietary hardware platform, we anticipate that software licenses will account for a greater percentage of product revenues in the future, with less emphasis on sales of new or upgraded hardware units. Software licenses contributed 32% of product revenues during the three months ended December 31, 2007 as compared to 23% during the three months ended December 31, 2006. In addition, we expect that a greater percentage of hardware sales will be derived from accessories, rather than hardware units as more hardware manufacturers and resellers enter the marketplace. Accessories generally provide higher gross margin percentages than hardware unit sales. For the three months ended December 31, 2007, accessories accounted for 57% of hardware revenues, as compared to 35% of hardware revenues for the three months ended December 31, 2006. However, we cannot predict the rate of future growth or the relative mix of software licenses or sales or hardware units, accessories and services.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities, and travel charges billed to customers for costs incurred while providing services. For the three months ended December 31, 2007, services revenues totaled $1,448,000, an increase of $650,000 (81%) from services revenues of $798,000 for the three months ended December 31, 2006. Professional services increased $388,000 (162%) from $240,000 during the three months ended December 31, 2006 to $628,000 during the three months ended December 31, 2007, reflecting the increase in the number of new sites at which our solutions were first deployed. Voxware 3 provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, and despite the increase in professional services revenues during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, we expect professional services revenues for new customers to decline in the future. Software maintenance support services increased $213,000 (39%) from $540,000 during the three months ended December 31, 2006 to $754,000 during the three months ended December 31, 2007. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold. Billed travel costs increased $47,000 (261%) to $65,000 during the three months ended December 31, 2007 from $18,000 during the three months ended December 31, 2006. The increase in billed travel costs reflects the increase in the number of sites implementing our solutions.

Cost of Revenues

Total cost of revenues increased $1,092,000 (90%) from $1,216,000 for the three months ended December 31, 2006 to $2,308,000 for the three months ended December 31, 2007.

Cost of product revenues increased $832,000 (146%) from $569,000 in the three months ended December 31, 2006, to $1,401,000 in the three months ended December 31, 2007. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is our team responsible for testing, shipping, supporting and managing third party hardware. This team was comprised of 5 individuals as of December 31, 2007, as compared to 3 individuals as of December 31, 2006. Labor charges for the three months ended December 31, 2007 included $4,000 related to the tender offer closed on November 19, 2007, which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under section 409A of the Internal Revenue Code, or Section 409A. The increase in cost of product revenues is primarily attributable to increases of $754,000 for direct material costs and $70,000 for freight charges, which were primarily due to higher hardware unit sales during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. We expect software licensing to account for a higher percentage of product revenues in the future. Accordingly, cost of product revenues, as a percentage of product revenues, may gradually decline, so that our margins earned on product revenues may increase. However, any such increases in gross margin percentages may be offset if end users seek to purchase portable computer hardware units and related accessories directly from us versus through third-party partners, as the gross margin on sales of hardware is lower than that on sales of software.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses. Our customer support and professional services staff was comprised of 21 individuals as of December 31, 2007, as compared to 19 individuals as of December 31, 2006. Cost of services revenues increased $260,000 (40%) from $647,000 in the three months ended December 31, 2006 to $907,000 in the three months ended December 31, 2007. Labor charges for the three months ended December 31, 2007 included $17,000 related to the tender offer closed on November 19, 2007, which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under Section 409A. Project costs incurred during the three months ended December 31, 2007 exceeded project costs recognized during the three months ended December 31, 2006 by $201,000. Travel costs, primarily associated with customer projects, increased $59,000 during the three months ended December 31, 2007, as compared to the three months ended December 31, 2006.

Operating Expenses

Total operating expenses increased by $380,000 (14%) to $3,138,000 in the three months ended December 31, 2007 from $2,758,000 in the three months ended December 31, 2006. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 49 individuals as of December 31, 2007 and 46 individuals as of December 31, 2006.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development. Our research and development team was comprised of 22 individuals as of December 31, 2007 compared to 20 individuals as of December 31, 2006. Our research and development expenses increased $342,000 (59%) to $918,000 in the three months ended December 31, 2007, from $576,000 in the three months ended December 31, 2006. Labor costs, net of costs allocated to or from professional services and customer support, increased $199,000 during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. Labor charges for the three months ended December 31, 2007 included $71,000 related to the tender offer closed on November 19, 2007, which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under Section 409A. In addition, the cost of outside development services increased by $135,000. We anticipate research and development expenses during fiscal year 2008 may be higher than those costs incurred during fiscal year 2007 as we continue to enhance Voxware 3 and hire additional development staff.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show expenses. Our sales and marketing staff was comprised of 17 individuals as of December 31, 2007 and 2006. Sales and marketing expenses increased $84,000 (6%) to $1,383,000 in the three months ended December 31, 2007, from $1,299,000 in the three months ended December 31, 2006, reflecting our focus on expanding customer base and channel partner relationships both domestically and abroad. The change in sales and marketing expenses is due primarily to increases of $69,000 in marketing program costs. Labor charges for the three months ended December 31, 2007 included $12,000 related to the tender offer closed on November 19, 2007, which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under Section 409A. We expect to continue investing additional resources in the expansion of our marketing programs and channel partner relationships. Due to the significant lead time required to identify, engage, and train third-party partners in the sale and development of VoiceLogistics solutions, we anticipate sales and marketing expenses during fiscal year 2008 may be higher than those costs incurred during fiscal year 2007.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 10 individuals as of December 31, 2007 and 9 individuals as of December 31, 2006. General and administrative expenses decreased $46,000 (5%) to $837,000 in the three months ended December 31, 2007 from $883,000 in the three months ended December 31, 2006. Labor costs were $101,000 lower during the three months ended December 31, 2007 than during the three months ended December 31, 2006 due primarily to one-time costs of $344,000 associated with the November 2006 reduction in force, partially offset by increases of $127,000 for non-cash share based compensation charges and $95,000 for other compensation charges. Labor charges for the three months ended December 31, 2007 included $14,000 related to the tender offer closed on November 19, 2007, which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under Section 409A. We experienced a gain of $117,000 from fluctuations in foreign currency exchange rates during the three months ended December 31, 2007, as compared to a gain of $36,000 during the three months ended December 31, 2006, a change of $81,000. Outside professional services costs were $128,000 higher during the three months ended December 31, 2007 than during the three months ended December 31, 2006.

Interest Income and Expense

Interest income earned is reported net of interest expense. Net interest income for the three months ended December 31, 2007 was $10,000, compared to net interest expense of $10,000 for the three months ended December 31, 2006, a change of $20,000. This change is primarily due to a decrease in interest charges related to the 2003 Silicon Valley Bank credit facility, which was fully paid in December 2006.

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

The provision for income taxes was $0 for the three months ended December 31, 2007 and 2006. We had a loss before taxes of $7,000 for accounting purposes during the three months ended December 31, 2007, compared to a loss before taxes of $1,398,000 during the three months ended December 31, 2006.

Six months ended December 31, 2007 compared to the six months ended December 31, 2006
(dollars in table are presented in thousands)

	Six Months		Six Months
	Ended		Ended
	December 31,	% of Total	December 31,	% of Total
	2007	Revenue	2006	Revenue		$ Change	% Change
Product revenues	$8,275	76%	$4,144	72%		$4,131	100%
Services revenues	2,588	24%	1,584	28%		1,004	63%
Total revenues	10,863	100%	5,728	100%		5,135	90%

Cost of product revenues	2,691	25%	1,425	25%		1,266	89%
Cost of service revenues	1,546	14%	1,449	25%		97	7%
Total cost of revenues	4,237	39%	2,874	50%		1,363	47%

Gross profit	6,626	61%	2,854	50%		3,772	132%

Research and development	1,730	16%	1,326	23%		404	30%
Sales and marketing	2,958	27%	2,669	47%		289	11%
General and administrative	1,500	14%	1,565	27%		(65)	(4%	)
Total operating expenses	6,188	57%	5,560	97%		628	11%

Operating profit (loss)	438	4%	(2,706)	(47%	)	3,144	116%

Interest income (expense), net	16	0%	(6)	(0%	)	22	367%
Profit (loss) before income taxes	454	4%	(2,712)	(47%	)	3,166	117%

Provision for income taxes	(7)	(0% )	-	0%		(7)	N/A

Net profit (loss)	$447	4%	$(2,712)	(47%	)	$3,159	116%

Revenues

Our total revenues were $10,863,000 for the six months ended December 31, 2007 compared to total revenues of $5,728,000 for the six months ended December 31, 2006. The $5,135,000 (90%) increase in total revenues is primarily due to increases of $1,761,000 (166%) in licensing of software, $2,330,000 (81%) in revenues generated from the sale of hardware units, related accessories and extended hardware warranties, $502,000 (98%) in professional services and $437,000 (43%) in software maintenance services. Product revenues accounted for 76% of revenues during the six months ended December 31, 2007 as compared to 72% during the six months ended December 31, 2006. Service revenues accounted for 24% of revenue during the six months ended December 31, 2007 as compared to 28% during the six months ended December 31, 2006.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranty, and royalties from our speech compression technology. Total product revenues increased $4,131,000 (100%) to $8,275,000 during the six months ended December 31, 2007, from $4,144,000 in the six months ended December 31, 2006. The increase in product revenues during the six months ended December 31, 2007 was primarily due to increases in the number of VoxBrowser software licenses and related hardware units and accessories sold compared to the six months ended December 31, 2006. The increase in number of software licenses, hardware units and hardware accessories sold was primarily due to an increase in the number of new sites purchasing our solutions during the six months ended December 31, 2007 as compared to the six months ended December 31, 2006. As a result of the introduction of VoxBrowser and Voxware 3 products, which are not dependent on our proprietary hardware platform, we anticipate that software licenses will account for a greater percentage of product revenues in the future, with less emphasis on sales of new or upgraded hardware units. Software licenses contributed 34% of product revenues during the six months ended December 31, 2007 as compared to 26% during the six months ended December 31, 2006. In addition, we expect that a greater percentage of hardware sales will be derived from accessories, rather than hardware units as more hardware manufacturers and resellers enter the marketplace. Accessories generally provide higher gross margin percentages than hardware unit sales. For the six months ended December 31, 2007, accessories accounted for 45% of hardware revenues, as compared to 33% for the six months ended December 31, 2006. However, we cannot predict the rate of future growth or the relative mix of products and services.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities, and travel charges billed to customers for costs incurred while providing services. For the six months ended December 31, 2007, services revenues totaled $2,588,000, an increase of $1,004,000 (63%) from services revenues of $1,584,000 for the six months ended December 31, 2006. Professional services increased $502,000 (98%) from $511,000 during the six months ended December 31, 2006 to $1,013,000 during the six months ended December 31, 2007, reflecting the increase in the number of new sites at which our solutions were first deployed. Voxware 3 provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, and despite the increase in professional services revenues during the six months ended December 31, 2007 as compared to the six months ended December 31, 2006, we expect professional services revenues for new customers to decline in the future. Software maintenance support services increased $437,000 (43%) from $1,005,000 during the six months ended December 31, 2006 to $1,442,000 during the six months ended December 31, 2007. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold. Billed travel costs increased $65,000 (96%) to $133,000 during the six months ended December 31, 2007 from $68,000 during the six months ended December 31, 2006. The increase in billed travel costs reflects the increase in the number of sites implementing our solutions.

Cost of Revenues

Total cost of revenues increased $1,363,000 (47%) from $2,874,000 for the six months ended December 31, 2006 to $4,237,000 for the six months ended December 31, 2007.

Cost of product revenues increased $1,266,000 (89%) from $1,425,000 in the six months ended December 31, 2006, to $2,691,000 in the six months ended December 31, 2007. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is our team responsible for testing, shipping, supporting and managing third party hardware. This team was comprised of 5 individuals as of December 31, 2007, as compared to 3 individuals as of December 31, 2006. The increase in cost of product revenues is primarily attributable to an increase of $1,198,000 for direct material costs and $94,000 for freight charges, which were primarily due to higher hardware unit sales during the six months ended December 31, 2007 as compared to the six months ended December 31, 2006. Labor charges for the six months ended December 31, 2007 included $4,000 related to the tender offer closed on November 19, 2007, which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under Section 409A. We expect software licensing to account for a higher percentage of product revenues in the future. Accordingly, cost of product revenues, as a percentage of product revenues, may gradually decline, so that our margins earned on product revenues may increase. However, any such increases in gross margin percentages may be offset if end users seek to purchase portable computer hardware units and related accessories directly from us versus through third-party partners, as the gross margin on sales of hardware is lower than that on sales of software.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses. Our customer support and professional services staff was comprised of 21 individuals as of December 31, 2007, as compared to 19 individuals as of December 31, 2006. Cost of services revenues increased $97,000 (7%) from $1,449,000 in the six months ended December 31, 2006 to $1,546,000 in the six months ended December 31, 2007. Labor charges for the six months ended December 31, 2007 included $17,000 related to the tender offer closed on November 19, 2007, which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under Section 409A. Project costs incurred during the six months ended December 31, 2007 exceeded project costs recognized during the six months ended December 31, 2006 by $271,000. Travel costs, primarily associated with customer projects, increased $67,000 during the six months ended December 31, 2007, as compared to the six months ended December 31, 2006. Charges for outside services increased by $66,000 during the six months ended December 31, 2007 as compared to the six months ended December 31, 2006. The cost increases were partially offset by decreases of $258,000 for labor costs and $41,000 of office related charges due primarily to a staff reduction that occurred in November 2006.

Operating Expenses

Total operating expenses increased by $628,000 (11%) to $6,188,000 in the six months ended December 31, 2007 from $5,560,000 in the six months ended December 31, 2006. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 49 individuals as of December 31, 2007 and 46 as of December 31, 2006.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development. Our research and development team was comprised of 22 individuals as of December 31, 2007 compared to 20 individuals as of December 31, 2006. Our research and development expenses increased $404,000 (30%) to $1,730,000 in the six months ended December 31, 2007, from $1,326,000 in the six months ended December 31, 2006. Labor costs, net of costs allocated to or from professional services and customer support, increased $151,000 during the six months ended December 31, 2007 as compared to the six months ended December 31, 2006. Labor charges for the six months ended December 31, 2007 included $71,000 related to the tender offer closed on November 19, 2007, which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under Section 409A. In addition, the cost of outside development services increased by $224,000. We anticipate research and development expenses during fiscal year 2008 may be higher than those costs incurred during fiscal year 2007 as we continue to enhance Voxware 3 and hire additional development staff.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show expenses. Our sales and marketing staff was comprised of 17 individuals as of December 31, 2007 and 2006. Sales and marketing expenses increased $289,000 (11%) to $2,958,000 in the six months ended December 31, 2007, from $2,669,000 in the six months ended December 31, 2006, reflecting our focus on expanding customer base and channel partner relationships both domestically and abroad. The change in sales and marketing expenses is due primarily to increases of $187,000 in commission expenses associated with higher revenues, $162,000 in marketing program costs, $49,000 in recruiting charges associated with staff hired during the six months ended December 31, 2007, and $23,000 in outside services. These increases were partially offset by decreases of $154,000 in costs incurred by customer support and professional services staff in support of our sales activities. Labor charges for the six months ended December 31, 2007 included $12,000 related to the tender offer closed on November 19, 2007, which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under Section 409A. We expect to continue investing additional resources in the expansion of our marketing programs and channel partner relationships. Due to the significant lead time required to identify, engage, and train third-party partners in the sale and development of VoiceLogistics solutions, we anticipate sales and marketing expenses during fiscal year 2008 may be higher than those costs incurred during fiscal year 2007.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 10 individuals as of December 31, 2007 and 9 individuals as of December 31, 2006. General and administrative expenses decreased $65,000 (4%) to $1,500,000 in the six months ended December 31, 2007 from $1,565,000 in the six months ended December 31, 2006. Labor costs were $95,000 lower during the six months ended December 31, 2007 than during the six months ended December 31, 2006 due primarily to one-time costs of $344,000 associated with the November 2006 reduction in force, partially offset by increases of $149,000 for non-cash share based compensation charges and $85,000 for other compensation charges. Labor charges for the six months ended December 31, 2007 included $14,000 related to the tender offer closed on November 19, 2007, which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under Section 409A. We experienced a gain of $204,000 from fluctuations in foreign currency exchange rates during the six months ended December 31, 2007, as compared to a gain of $48,000 during the six months ended December 31, 2006, a change of $156,000. During the six months ended December 31, 2007, office related expenses were $29,000 lower, and costs associated with being a publicly traded company were $25,000 lower than during the six months ended December 31, 2006. These cost decreases were partially offset by increases of $77,000 in bad debt charges associated with higher revenues, and $165,000 in outside professional services.

Interest Income and Expense

Interest income earned is reported net of interest expense. Net interest income for the six months ended December 31, 2007 was $16,000, compared to net interest expense of $6,000 for the six months ended December 31, 2006, a change of $22,000. This change is primarily due to a decrease in interest charges related to the 2003 Silicon Valley Bank credit facility, which was fully paid in December 2006.

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

The provision for income taxes was $7,000 for the six months ended December 31, 2007, as compared $0 for the six months ended December 31, 2006. We had a profit before taxes of $454,000 for accounting purposes during the six months ended December 31, 2007, compared to a loss before taxes of $2,712,000 during the six months ended December 31, 2006. The provision for income taxes is primarily the result of federal and state alternative minimum tax regulations, which prevent us from fully utilizing our net operating losses.

Liquidity and Capital Resources

As of December 31, 2007, we had $4,463,000 in cash and cash equivalents, compared to $4,961,000 in cash and cash equivalents as of June 30, 2007, a decrease of $498,000. Our working capital as of December 31, 2007 was $3,711,000 compared to $3,281,000 as of June 30, 2007, an increase of $430,000.

Net cash used in operating activities totaled $36,000 for six months ended December 31, 2007, primarily consisting of decreases of $1,155,000 in accounts payable and accrued expenses and $1,349,000 in deferred revenues, and an increase of $154,000 of deferred project costs, offset by a net profit of $447,000 and decreases of $288,000 in inventory and $1,310,000 in accounts receivable. Cash used in operating activities was offset by non-cash charges totaling $517,000, consisting of $311,000 of share based compensation, $129,000 of depreciation and amortization, and a $77,000 provision for bad debts. The reduction in accounts payable and accrued expenses are primarily a function of payments of inventory and bonuses accrued as of June 30, 2007. The decrease in deferred revenues is due primarily to the timing of maintenance billings throughout the year, and the completion of customer implementation projects. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the quarter. The decrease in inventory is primarily due to the delivery to our customer in July 2007 of a significant inventory order that we received in June 2007. Share based compensation charges relate to grants of restricted stock units and stock options. These charges are expected to increase during the remainder of fiscal year 2008 due to the granting during the six months ended December 31, 2007 of approximately 276,000 restricted stock units and options to purchase approximately 333,000 shares of Common Stock. For the six months ended December 31, 2006, net cash used in operating activities totaled $1,943,000, primarily consisting of a net loss of $2,712,000 and an increase in accounts receivable of $536,000, offset by an increase in deferred revenues of $729,000, a $359,000 decrease in inventory, and non-cash charges of $319,000. The increases in accounts receivable and deferred revenues is due to the timing of maintenance billings throughout the year, which were higher during the six months ended December 31, 2006 than during the six months ended June 30, 2006. The decrease in inventory is primarily a function of the timing of shipments from our hardware vendors and to our customers. The decrease in non-cash charges is due primarily to a reduction in deferred compensation expense caused by the accelerated vesting of outstanding stock options in June 2006.

Net cash used in investing activities totaled $149,000 during the six months ended December 31, 2007 and $51,000 during the six months ended December 31, 2006 due primarily to purchases of property and equipment.

Net cash used in financing activities totaled $313,000 during the six months ended December 31, 2007, compared to $211,000 used in financing activities during the six months ended December 31, 2006. During the six months ended December 31, 2007, we repaid $341,000 against term loans with Silicon Valley Bank, or SVB. We received net proceeds in the amount of $28,000 from the exercise of stock options during the six months ended December 31, 2007. During the six months ended December 31, 2006, we received proceeds of $1,800,000 and $1,500,000, respectively against our working line of credit and term loan with SVB, and $5,000 from the exercise of stock options. We repaid $3,100,000 against the working line of credit and $416,000 against term loans with SVB.

On February 15, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market, Inc., or NASDAQ, indicating that the NASDAQ staff had determined that we did not comply with or satisfy NASDAQ Marketplace Rule 4310(c)(2)(B) for continued listing on the NASDAQ Capital Market, which requires that we maintain minimum stockholders equity of $2,500,000 or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On March 2, 2007, we provided the NASDAQ staff with our specific plan to achieve and sustain compliance with the NASDAQ Capital Market listing requirements, including the time frame for completion of the plan. In response thereto, we received, on March 23, 2007, a determination from the NASDAQ staff a notice denying our request for continued listing on The NASDAQ Capital Market, or the Determination, as a result of our failure to comply with or satisfy NASDAQ Marketplace Rule 4310(c)(2)(B). In response to the Determination, we requested a hearing before the NASDAQ Listing Qualifications Panel, or the Panel, to appeal the Determination and seek continued listing on The NASDAQ Capital Market. We were granted a hearing before the Panel, scheduled for May 10, 2007. On May 1, 2007, we reported stockholders' equity of $2,556,000 in our Form 10-QSB for the period ended March 31, 2007. In response to this filing, we received a letter from the NASDAQ Stock Market Inc. indicating that our stockholders’ equity balance again satisfies NASDAQ Marketplace Rule 4310(c)(2)(B) for continued listing on the NASDAQ Capital Market as we have regained a minimum stockholders' equity of $2,500,000. Accordingly, the hearing before the NASDAQ Listing Qualifications Panel scheduled for May 10, 2007 to appeal the Determination was cancelled. In order to assist our efforts to sustain compliance with NASDAQ Marketplace Rule 4310(c)(2)(B), certain stockholders agreed in April 2007 to exercise warrants to purchase Common Stock if requested in writing by us. Under the terms of the agreement, the stockholders will, upon written request from us, exercise warrants to purchase up to 354,322 shares of Common Stock on or before June 30, 2008. In the event that all of the warrants are exercised, we will receive cash proceeds increasing stockholders equity by $500,000.

On October 19, 2007, we commenced a formal tender offer which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under section 409A of the Internal Revenue Code, or Section 409A, which closed on November 19, 2007. The 67,669 option shares covered by the tender offer had exercise prices per share that are less than the closing trading value of our common stock on the OTC Bulletin Board on the option grant date. The options covered by the tender offer were issued with exercise prices per share equal to what we believed to be market value, however these prices varied from the trading value of the Company’s stock on the OTC Bulletin Board. Pursuant to the tender offer, we canceled the tendered options and issued in replacement thereof a new option with the same terms as the cancelled option, except the exercise price per share will be equal to the lower of (a) the trading value per share of our common stock on the date that original options were granted and (b) the trading value per share of our common stock on the expiration date of the tender offer, but in no event will such exercise price be less than the exercise price in effect for the cancelled options.  To the extent that the exercise price of a new option was higher than the exercise price of the cancelled option, the affected employee received a bonus, paid in January 2008, in an amount equal to the increased cost to the employee of exercising the option. The bonus amounts paid to the affected employees equaled $118,000 in the aggregate.  We recognized a one-time charge of $118,000 relating to the tender offer.

We initially entered into a credit facility with SVB on December 30, 2003 which was fully paid in December 2006. The following facilities were outstanding during fiscal years 2007 and 2008:

A $1,500,000 term loan was payable in monthly installments over a 36-month period commencing February 1, 2004. The final term loan payment was made on December 1, 2006.

A $1,000,000 equipment line of credit, or the Equipment Line, secured by all of the Company’s personal property was first drawn upon on December 16, 2005. We were required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of December 31, 2007 was $162,000.

On May 24, 2006, we entered into a Loan and Security Agreement with SVB, or the 2006 Facility, providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit, or the Revolver, and a $1,500,000 Non-Formula Term Loan, or the 2006 Term Loan, to fund our anticipated working capital needs. The Revolver was initially available until January 31, 2008. The 2006 Term Loan is to be repaid in thirty-six (36) equal monthly payments of principle and interest, commencing on April 1, 2007, and has an outstanding balance of $1,125,000 at December 31, 2007. Amounts outstanding under the 2006 Term Loan bear interest at December 31, 2007 at a rate of 9.5%, calculated as prime plus 2.25%. Effective as of February 13, 2008, in connection with the execution of the Second Loan Modification Agreement described below, the interest rate on the 2006 Facility was reduced to 7.75%, calculated as prime plus 1.75%.

On February 13, 2008, with an effective date of December 27, 2007, we entered into a second loan modification agreement, or the SLMA, with SVB, renewing the existing Revolver to expire on February 11, 2009, revising the terms of the existing Term Loan and providing for a new $600,000 revolving equipment line of credit, or the Equipment Revolver. The terms to the Revolver remained materially the same, except that the borrowing base advance rate was increased from 75% to 80% of Eligible Accounts (as defined in the SLMA).  Amounts outstanding under the Revolver bear interest at a rate equal to prime plus 0.5%.   The terms to the 2006 Term Loan remained materially the same, except the interest rate was adjusted such that amounts outstanding under the 2006 Term Loan will bear interest at a rate of prime plus 1.75%.  The availability under the Equipment Revolver is limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA), and such borrowing base shall include up to 25% of "soft" costs (e.g., shipping, installation, taxes, warranty charges and freight discounts).  Under the Equipment Revolver, minimum advance amounts are $100,000 each, with the exception that three advances may be less than $100,000.  At the time of an advance under the Equipment Revolver, at our choice, amounts outstanding under the Equipment Revolver bear interest at a rate equal to either (i) the greater of (a) 6.75%; and (b) the amount equal to the prime rate plus 1.0%; or (ii) a fixed rate equal to 8.25%.  The draw down period for the Equipment Revolver expires May 31, 2008, and repayment shall be made in 36 equal monthly payments following each new advance under the Equipment Revolver.

The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. The availability under the Revolver is limited to a borrowing base advance rate that is 80% against Eligible Accounts (as such term is defined in the SLMA). Amounts outstanding under the Revolver bear interest at December 31, 2007 at the rate of 9%, calculated as prime plus 1.75%. The interest rate was reduced to 6.5%, calculated as prime plus 0.5% effective with the execution of the SMLA on February 13, 2008. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at December 31, 2007.

We continue to expand our partnership channel, with particular emphasis on the development of relationships with mobile computer equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. Partnership channel sales accounted for 16% of our revenues during the six months ended December 31, 2007 as compared to 3% during the six months ended December 31, 2006, and is expected to contribute a higher percentage of revenue in the future. With the introduction of Voxware 3 and VoxBrowser, independent third-party partners are able to develop and deliver voice-enabled logistics solutions on other manufacturers’ hardware. As a result of the partner relationships and product offerings, a greater percentage of revenue is likely to be derived in the future from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. However, we can provide no assurance that this expected long-term trend will be true in any specific period. Software licenses contributed 26% of revenues for the six months ended December 31, 2007 compared to 18% of revenue for the six months ended December 31, 2006. The initial production implementations of Voxware 3 at customer facilities occurred during the fourth quarter of fiscal 2007. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. For the six months ended December 31, 2007, we earned gross margin from software licenses of 98%, as compared to 42% for sales of hardware units and related accessories.

In an effort to realign resources away from labor intensive, highly customized software solutions in favor of more productized offerings, the Company enacted a cost restructuring plan in November 2006. We eliminated 21 staff positions during the second quarter of fiscal 2007 through attrition and a reduction in force, representing approximately 24% of our workforce. The eliminated positions were primarily focused on the development, support and marketing of our older VLE product line. We expect this lower staff size will yield savings in labor related costs in excess of $1,800,000 per year, but will be at least partially offset by increased costs to enhance and market our Voxware 3 product line. In anticipation of these additional costs, we expect that operating costs during fiscal 2008 will exceed fiscal 2007 levels.

We believe our fiscal year 2008 revenues may exceed our fiscal year 2007 revenues, although we expect this revenue growth may be offset by cost increases associated with our additional investments in research and development and sales and marketing. Our customer base continues to expand, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings, and new customers brought to us through direct sales efforts, VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2008. Revenue from new customers, including those brought to us through VARs and other channel partners, grew faster than revenue from existing customers during the six months ended December 31, 2007, and these customers are expected to contribute a higher percentage of our total revenues during fiscal year 2008 than during fiscal year 2007. We generated net profits during the four quarters ended December 31, 2007 due to increased revenues, a greater percentage of revenues derived from higher margin software licenses, and the cost savings realized from the staff reduction that we undertook during the second quarter of fiscal year 2007. While we cannot be assured of continued profits, we believe that net operating results in fiscal 2008 may exceed fiscal 2007.

Also, $1,465,000 was available under the Revolver with SVB as of December 31, 2007, which is available for short-term operating needs. In addition, $500,000 is available through a call provision incorporated into warrants held by certain stockholders. We may call for the exercise of these warrants through June 30, 2008 if needed to help sustain compliance with ongoing listing requirements of the NASDAQ Capital Market. In addition, we believe we are able to raise additional capital through either new equity or debt financing arrangements, and may elect to utilize such an arrangement to fund further expansion of our operations. Due to anticipated increases in revenue, a greater emphasis on sales of higher margin product, and the availability of cash through existing relationships with SVB and certain of our stockholders, we believe that we have adequate capital resources available to fund our operations through December 31, 2008.

Dilutive Effect of Options and Warrants

As of December 31, 2007, 12,000,000 shares of our Common Stock were authorized, of which 6,425,101 were issued and outstanding. The following table summarizes the dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike prices exceed the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of December 31, 2007

Common stock issued and outstanding as of December 31, 2007	6,425,101

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,158,121
Outstanding options to purchase common stock *	865,765
Unissued restricted stock units	259,959

Common stock plus dilutive instruments outstanding	8,708,946

Options to purchase common stock available to issue
pursuant to various stock option plans	345,944

Common stock outstanding if all dilutive instruments
are converted and exercised	9,054,890

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

Risks Relating to Our Business and Operations
If we incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. While we achieved a net profit during the six months ended December 31, 2007, the accumulated deficit at that date was of $74,878,000. If we incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. In addition, we plan to continue to increase spending on research and development, along with sales and marketing, at levels higher than in the recent past, and possibly disproportionate to revenue, thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. Three customers accounted for 16%, 15% and 12%, respectively, of our total revenues for the six months ended December 31, 2007. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

If our Voxware 3 family of products is not successful in the market, we will not be able to generate substantial revenues or achieve sustained profitability. Our success is substantially dependent on the success of our VoiceLogistics family of products. If the market accepts our Voxware 3 products, these products will account for the vast majority of our net revenue in the future. If our Voxware 3 products are unsatisfactory, or if we are unable to generate significant demand for these products, or if we fail to develop other significant products or applications, our business will be materially and adversely affected.

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

We are relying on third-party hardware manufacturers to develop and bring to market portable voice-compatible computer equipment on which to run our software. Sales of our Voxware 3 and VoxBrowser software products depend, in part, upon the delivery by third-party hardware manufacturers of robust Voxware-certified mobile computing devices with sufficient memory, voice capabilities and form factor. While we anticipate the entrance of additional Voxware-certified devices in the marketplace in the future, our customers seeking best-of-breed hardware units to drive our software currently have a limited selection from which to choose. We cannot assure you that third-party manufacturers will develop and market hardware units compatible with our software on a timely basis, if at all.

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

If our third-party partners do not effectively market and service our products, we may not generate significant revenues or profits from sales of our products. We utilize third parties, such as hardware system vendors, WMS companies, distributors, consultants, value added resellers, and system integrators, to sell and/or assist us in selling our products. To date we have signed agreements with several of these third-party partners, and we expect these partners to contribute an increasing percentage of overall revenues in the future. We believe that the establishment of a network of third-party partners, with extensive and specific knowledge of the various applications critical in the industrial market, is important for us to succeed in that market. Some third-party partners also purchase products from us at a discount and incorporate them into application systems for various target markets, and/or consult with us in the development of application systems for end users. Once signed, new partners must be trained in the development and sale of voice-based logistics solutions. Accordingly, there can be a significant lead time between the signing of agreements with partners and the recognition of revenues generated by the partners. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party partners to sell and service our products effectively and provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. Additionally, we may experience conflicts between our distribution channel partners who may compete against one another. Our sales may suffer as a result of these conflicts.

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

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain personnel hired, our ability to operate our business will be materially adversely affected. On June 30, 2006, the Company accelerated the vesting of outstanding stock options to all of its employees, thereby eliminating a possible reason for employees to remain with the Company. As of December 31, 2007, 345,944 options to purchase shares of our Common Stock were available for grant to employees. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

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

Risks Relating to Our Securities
The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock traded as high as $7.55 and as low as $3.10 per share between July 1, 2007 and December 31, 2007. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of January 31, 2008, these shares include:

  approximately 143,000 shares of our Common Stock owned by our executive officers and directors; and
  approximately 2,243,000 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of January 31, 2008, our executive officers, directors and affiliated entities together beneficially own approximately 5,635,000 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

While we satisfy the requirements for continued listing on the NASDAQ Capital Market as of December 31, 2007, periods of operating losses may adversely affect our ability to maintain minimum required values of stockholders’ equity or Common Stock market value. If we are unable to satisfy the criteria to maintain listing of our Common Stock, our Common Stock could be subject to delisting. Trading, if any, of our Common Stock would thereafter be conducted on the OTC Bulletin Board or in the so-called “Pink Sheets”. As a consequence, it would be far more difficult for our stockholders to trade in our Common Stock and it may be more difficult to obtain accurate and current information concerning market prices for our Common Stock.

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

On October 19, 2007, we commenced a formal tender offer which allows our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under section 409A of the Internal Revenue Code, or Section 409A. The 67,669 option shares covered by the tender offer have exercise prices per share that are less than the closing trading value of the Company’s common stock on the OTC Bulletin Board on the option grant date. The options covered by the tender offer were issued with exercise prices per share equal to what we believed to be market value, however these prices varied from the trading value of our stock on the OTC Bulletin Board. We recorded share-based compensation charges on our books in prior years for these options; however, we may recognize incremental compensation cost due to the modification of these awards. Pursuant to the tender offer, we will cancel the tendered options and issue in replacement thereof a new option with the same terms as the cancelled option, except the exercise price per share will be equal to the lower of (a) the trading value per share of our common stock on the date that original options were granted and (b) the trading value per share of our common stock on the expiration date of the tender offer, but in no event will such exercise price be less than the exercise price in effect for the cancelled options. To the extent that the exercise price of a new option is higher than the exercise price of the cancelled option, the affected employees received in January 2008 a cash bonus in the aggregate of approximately $118,000. The cash bonus was charged to expense during the three months ended December 31, 2007. We will not recognize any additional compensation expense for financial reporting purposes with respect to the cancellation of tendered options and the grant of new options in replacement thereof with the same exercise price per share as the cancelled options because there is no change in the exercise price or any other assumptions affecting the fair value.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes during the quarter ended December 31, 2007 in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, was held on December 13, 2007. There were present in person or by proxy stockholders holding an aggregate of 4,647,870 shares of common stock out of a total of 6,380,695 shares of common stock issued and outstanding and entitled to vote at the Annual Meeting.

The matters that were voted on at the Annual Meeting were:

(1) A proposal to elect two Class I Directors to serve until the next Annual Meeting of Stockholders (if Proposal 3 is approved) or until the next Annual Meeting of Stockholders in which their class is due for election (if Proposal 3 is not approved), or until their successors shall have been duly elected and qualified:

Robert Olanoff; and
Scott J. Yetter.

(2) A proposal to amend our 2003 Stock Incentive Plan to increase the maximum number of shares of common stock reserved for issuance thereunder by an additional 550,000 shares of common stock from 984,734 shares to 1,534,734 shares and to increase the maximum number of shares of common stock for which awards may be granted to any participant per calendar year from 200,000 shares to 350,000 shares;

(3) A proposal to authorize our Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation, as amended, to remove the classified board structure and provide for the annual election of all directors, commencing with our 2008 Annual Meeting of Stockholders;

(4) A proposal to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008.

The results of the votes of the Annual Meeting were as follows:

	Number of Shares of
	Common Stock
Proposal	For	Withheld
Election of the following nominees as Class I Directors:
Robert Olanoff	4,642,044	5,756
Scott J. Yetter	4,641,819	5,969

	Number of Shares of Common Stock
Proposal	For	Against	Abstain
Amendment of our 2003 Stock Incentive Plan to increase the maximum number of shares of common stock reserved for issuance thereunder by an additional 550,000 shares of common stock from 984,734 shares to 1,534,734 shares and to increase the maximum number of shares of common stock for which awards may be granted to any participant per calendar year from 200,000 shares to 350,000 share.	4,029,443	10,748	607,737

	Number of Shares of Common Stock
Proposal	For	Against	Abstain
Authorization of our Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation, as amended, to remove the classified board structure and provide for the annual election of all directors, commencing with our 2008 Annual Meeting of Stockholders.	4,636,144	7,730	3,996

	Number of Shares of Common Stock
Proposal	For	Against	Abstain
Ratification of the appointment of BDO Seidman, LLP, as our independent registered public accounting firm for the year ending June 30, 2008:	4,638,427	2,481	6,950

Accordingly, our stockholders elected Messrs. Olanoff and Yetter to serve as Directors until the 2008 Annual Meeting of Stockholders at which time all directors of the Company will be up for election as our stockholders approved the proposal to authorize our Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation, as amended, to remove the classified board structure and provide for the annual election of all directors, commencing with our 2008 Annual Meeting of Stockholders. Each of the following directors who were not up for re-election at the Annual Meeting continue to serve as directors since the Annual Meeting: Joseph A. Allegra, Donald R. Caldwell, Don Cohen and James L. Alexandre. David J. Simbari was appointed to the Board of Directors, effective immediately following the Annual Meeting.

Additionally, our stockholders approved the proposal to amend our 2003 Stock Incentive Plan to increase the maximum number of shares of common stock reserved for issuance thereunder by an additional 550,000 shares of common stock from 984,734 shares to 1,534,734 shares and to increase the maximum number of shares of common stock for which awards may be granted to any participant per calendar year from 200,000 shares to 350,000 shares.

Our stockholders also ratified the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the year ending June 30, 2008.

Item 5. Other Information

On February 13, 2008, with an effective date of December 27, 2007, we entered into a second loan modification agreement with SVB, renewing the existing $1,500,000 revolving line of credit, or the Revolver, to expire on February 11, 2009, revising the terms of the existing $1,500,000 non-formula term loan, or the Term Loan, and providing for a new $600,000 revolving equipment line of credit, or the Equipment Revolver. The terms to the Revolver remained materially the same, except that the borrowing base advance rate was increased from 75% to 80% of Eligible Accounts (as defined in the Amended and Restated Loan and Security Agreement, dated as of January 3, 2007, effective as of December 29, 2006, or the Loan Agreement). Amounts outstanding under the Revolver bear interest at a rate equal to prime plus 0.5%. The terms to the Term Loan remained materially the same, except the interest rate was adjusted such that amounts outstanding under the Term Loan will bear interest at a rate of prime plus 1.75%. The availability under the Equipment Revolver is limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the Loan Agreement), and such borrowing base shall include up to 25% of "soft" costs (e.g., shipping, installation, taxes, warranty charges and freight discounts). Under the Equipment Revolver, minimum advance amounts are $100,000 each, with the exception that three advances may be less than $100,000. At the time of an advance under the Equipment Revolver, at our choice, amounts outstanding under the Equipment Revolver bear interest at a rate equal to either (i) the greater of (a) 6.75%; and (b) the amount equal to the prime rate plus 1.0%; or (ii) a fixed rate equal to 8.25%. The draw down period for the Equipment Revolver expires May 31, 2008, and repayment shall be made in 36 equal monthly payments following each new advance under the Equipment Revolver.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1	Amendment to Amended and Restated Certificate of Incorporation of Voxware, Inc., as amended, filed with the Secretary of State of the State of Delaware on December 18, 2007.
10.1	Agreement of Lease between 240 Princeton TCI Associates, LLC, as Landlord and Voxware, Inc., as Tenant, dated as of December 3, 2007.
10.2	2007 Amendment to Voxware, Inc. 2003 Stock Incentive Plan.
10.3	Second Loan Modification Agreement entered into as of February 13, 2008, effective as of December 27, 2007, by and between Silicon Valley Bank and Voxware, Inc.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 15, 2008

VOXWARE, INC.
(Registrant)

By: /s/ Scott J. Yetter
----------------------------
Scott J. Yetter, President and
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Kenneth W. Riley
---------------------------------
Kenneth W. Riley, Controller and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amendment to Amended and Restated Certificate of Incorporation of Voxware, Inc., as amended, filed with the Secretary of State of the State of Delaware on December 18, 2007.
10.1	Agreement of Lease between 240 Princeton TCI Associates, LLC, as Landlord and Voxware, Inc., as Tenant, dated as of December 3, 2007.
10.2	2007 Amendment to Voxware, Inc. 2003 Stock Incentive Plan.
10.3	Second Loan Modification Agreement entered into as of February 13, 2008, effective as of December 27, 2007, by and between Silicon Valley Bank and Voxware, Inc.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.