Form 10QSB
period 2008-03-31
VOXWARE INC
filed 2008-05-15
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):   Yes  ☐   No  ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of April 30, 2008.

Class	Number of Shares
Common Stock, $0.001 par value	6,468,230

Transitional Small Business Disclosure Format (check) one:   Yes  ☐   No  ☒

VOXWARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
For Quarter Ended March 31, 2008

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

Item 1. Financial Statements

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2008	June 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,620	$4,961
Accounts receivable, net of allowance for doubtful accounts of $278 and
$104 at March 31, 2008 and June 30, 2007, respectively	5,478	5,238
Inventory, net	806	1,046
Deferred project costs	333	268
Prepaids and other current assets	346	207
Total current assets	10,583	11,720

PROPERTY AND EQUIPMENT, NET	367	359
OTHER ASSETS	177	53
TOTAL ASSETS	$11,127	$12,132

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$615	$687
Accounts payable and accrued expenses	3,097	4,025
Deferred revenues	3,007	3,727
Total current liabilities	6,719	8,439
Long-term debt, net of current maturities	500	941
Total liabilities	7,219	9,380

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 12,000,000 shares authorized as of
March 31, 2008 and June 30, 2007; 6,464,063 and 6,368,963
shares issued and outstanding at March 31, 2008 and
June 30, 2007, respectively	6	6
Additional paid-in capital	78,725	78,088
Accumulated deficit	(74,806)	(75,325)
Accumulated other comprehensive loss	(17)	(17)
Total stockholders' equity	3,908	2,752
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,127	$12,132

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Product revenues	$4,579	$3,628	$12,854	$7,772
Services revenues	1,735	1,160	4,323	2,744
Total revenues	6,314	4,788	17,177	10,516

COST OF REVENUES
Cost of product revenues	1,799	1,125	4,490	2,550
Cost of service revenues	967	590	2,513	2,039
Total cost of revenues	2,766	1,715	7,003	4,589

GROSS PROFIT	3,548	3,073	10,174	5,927

OPERATING EXPENSES
Research and development	1,025	663	2,755	1,989
Sales and marketing	1,464	1,203	4,422	3,872
General and administrative	995	551	2,495	2,115
Total operating expenses	3,484	2,417	9,672	7,976

OPERATING PROFIT (LOSS)	64	656	502	(2,049)

INTEREST INCOME, NET	8	29	24	23

PROFIT (LOSS) BEFORE INCOME TAXES	72	685	526	(2,026)

PROVISION FOR INCOME TAXES	-	-	(7)	-

NET PROFIT (LOSS)	$72	$685	$519	$(2,026)

NET PROFIT (LOSS) PER SHARE
Basic	$0.01	$0.11	$0.08	$(0.32)
Diluted	$0.01	$0.10	$0.07	$(0.32)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
COMPUTING NET PROFIT (LOSS) PER SHARE
Basic	6,445	6,287	6,400	6,271
Diluted	7,151	6,825	7,153	6,271

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$519	$(2,026)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	198	155
Provision for doubtful accounts	186	-
Share based compensation charges	593	127
Amortization of capitalized software development costs	-	45
Amortization of deferred financing costs	-	88
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(426)	(771)
Inventory	240	352
Deferred project costs	(65)	(56)
Prepaids and other current assets	(139)	(64)
Other assets	(124)	(10)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(928)	373
Deferred revenues	(720)	609
Net cash used in operating activities	(666)	(1,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(206)	(105)
Proceeds from disposal of property and equipment	-	1
Net cash used in investing activities	(206)	(104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	-	3,000
Proceeds from short-term borrowings	-	1,800
Repayment of long-term debt	(513)	(1,959)
Repayment of short-term borrowings	-	(3,100)
Proceeds from exercise of stock options and warrants	44	141
Net cash used in financing activities	(469)	(118)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,341)	(1,400)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,961	6,909
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,620	$5,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$100	$38

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements of Voxware, Inc. and Subsidiaries (“Voxware” or the “Company”) for the three and nine months ended March 31, 2008 and 2007 included herein, have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

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

The consolidated statements of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2008, or any other future period.

The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including the Company’s ability to compete in the voice-based logistics market, the budgeting cycles of existing and potential customers, the lengthy sales cycle of the Company’s solution, the volume of and revenues derived from sales of products utilizing its third-party partners network, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, the degree of success of the Company’s efforts to penetrate its target markets, technical difficulties with respect to the use of products developed by the Company or its licensees, and general economic conditions.

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

Principles of Consolidation
The accompanying consolidated financial statements include the financial statements of Voxware, Inc. and its wholly-owned subsidiaries, Verbex Acquisition Corporation, Voxware (UK) Limited and Voxware n.v. All significant inter-company balances and transactions have been eliminated in consolidation. Voxware (UK) Limited was established during fiscal year 2008 in conjunction with the Company’s decision to invest additional resources to sell to and service customers in Europe.

Revenue Recognition
Revenues are generated from licensing application software, selling related computer hardware and providing services, including professional deployment, configuration, customized application development, and training services, and software maintenance and technical support services.

Product revenues consist of software license fees, sales of related computer hardware, and extended hardware warranties. Revenues from the licensing of software is recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Revenues from the sale of hardware are generally recognized upon shipment. Agreements with channel partners and some direct customers do not include an acceptance period, so revenues from the sale of hardware and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenues are recognized ratably over the life of the contract, which is generally one year.

Services revenues consist of professional deployment, configuration, customized application development, and training services, and software maintenance and technical support services. Professional services revenues are generally recognized as the services are performed. For arrangements in which professional services are provided in conjunction with software, professional service revenues from services provided prior to delivery of software are deferred until delivery of all software. Revenues from maintenance and technical support, which typically consist of unspecified when-and-if-available product updates and customer telephone support services, are recognized ratably over the term of the service period, which is generally one year.

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9. SOP 97-2, as amended, requires that revenues recognized from multiple element arrangements that include software licenses be allocated to the various elements of the arrangement based on the relative fair values of the elements, such as hardware, deployment services, and maintenance and technical support services. The Company follows the residual method of accounting under SOP 97-2, as amended. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair values, with the residual arrangement fee allocated to the delivered elements. The relative fair value of the undelivered elements included in the Company’s multi-element sales arrangements is based on vendor specific objective evidence, or VSOE.

VSOE exists for hardware elements sold separately. The Company determines VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of March 31, 2008, the Company believes that it has realized VSOE of the fair values for maintenance and professional services.

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

Travel costs associated with professional services and billed to customers are recorded as services revenues at the time they are incurred by Voxware. Services revenues included billed travel costs totaling $74,000 and $207,000, respectively, during the three and nine months ended March 31, 2008 and $43,000 and $110,000, respectively, during the three and nine months ended March 31, 2007.

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

Research and Development
Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines technological feasibility as the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to SFAS 86, the working model is generally deemed to exist with commencement of beta testing. No costs associated with the development of software products were capitalized during the three and nine months ended March 31, 2008.

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

The provision for income taxes was $0 and $7,000, respectively, for the three and nine months ended March 31, 2008, and $0 for the three and nine months ended March 31, 2007. The provision for income taxes during the nine months ended March 31, 2008 is primarily the result of federal and state alternative minimum tax regulations, which prevent the Company from fully utilizing its net operating losses.

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

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109” (“FIN 48”) on July 1, 2007. As a result of the implementation of FIN 48, no material adjustment in the liability for unrecognized income tax benefits was recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, there was no accrued interest related to uncertain tax positions.

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

A deferred tax asset or liability is recorded for NOL carryforwards, research credit carryforwards, and temporary differences in the bases of assets and liabilities for book and tax based on enacted rates expected to be in effect when these temporary items are expected to reverse. The Company established a 100% valuation allowance against its net deferred tax assets based on estimates and certain tax planning strategies. Valuation allowances are provided to the extent it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Net Profit (Loss) Per Share
The Company computes net profit (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic net profit (loss) per share is calculated by dividing net profit (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net profit (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. The impact at March 31, 2008 of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 1,194,000 shares is included in the calculation of diluted earnings per share for the three and nine months ended March 31, 2008. The impact at March 31, 2007 of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 1,478,000 shares is included in the calculation of diluted earnings per share for the three months ended March 31, 2007. As the Company had a net loss applicable to common stockholders during the nine months ended March 31, 2007, the impact of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 1,478,000 shares at March 31, 2007 is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

Comprehensive Loss
The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income (loss). The only items of other comprehensive income of the Company in the three and nine months ended March 31, 2008 and 2007 are foreign currency translation adjustments.

Recently Issued Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3. Inventory

	March 31, 2008	June 30, 2007
	(in thousands)
Raw materials	$38	$46
Work in process	33	41
Finished goods	795	999
Less: inventory reserve	(60)	(40)
Inventory - net	$806	$1,046

4. Common Stock and Common Stock Warrants

The Company has 12,000,000 authorized shares of Common Stock, of which 6,464,063 were outstanding as of March 31, 2008.

As of March 31, 2008, the Company had warrants outstanding to purchase 1,158,121 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $5.76 per share. Of the warrants outstanding at March 31, 2008, 1,112,093 were granted in conjunction with the 2003 and 2004 private placements, 43,527 were granted in conjunction with the August 2005 private placement and 2,501 were granted in conjunction with other transactions. The first of these warrants was exercisable in April 2000 and the last expires April 2014.

5. Debt

The Company initially entered into a credit facility with Silicon Valley Bank (“SVB”) on December 30, 2003. The following facilities were outstanding during fiscal years 2007 and 2008:

A $1,500,000 term loan was payable in monthly installments over a 36-month period commencing February 1, 2004. The final term loan payment was made on December 1, 2006.

A $1,000,000 equipment line of credit (the “Equipment Line”) secured by all of the Company’s personal property was first drawn upon on December 16, 2005. The Company was required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $16,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of March 31, 2008 was $115,000.

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB (the “2006 Facility”), providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit (the "Revolver") and a $1,500,000 Non-Formula Term Loan (the "2006 Term Loan") to fund the Company's anticipated working capital needs. The Revolver was initially available until October 31, 2007. The 2006 Term Loan is to be repaid in thirty-six (36) equal monthly payments of principle and interest, commencing on April 1, 2007, and has an outstanding balance of $1,000,000 at March 31, 2008. Amounts outstanding under the 2006 Term Loan bear interest at March 31, 2008 at a rate of 7.0%, calculated as prime plus 1.75%.

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

The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. The availability under the Revolver is limited to a borrowing base advance rate that is 80% against Eligible Accounts (as such term is defined in the SLMA). Interest on amounts outstanding under the Revolver originally accrued at a rate of prime plus 1.75%. In accordance with the second loan modification, effective February 13, 2008, interest on amounts outstanding under the Revolver accrue interest at the rate of prime plus 0.5%. As of March 31, 2008, amounts outstanding under the Revolver bear interest at the rate of 5.75%, calculated as prime plus 0.5%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at March 31, 2008.

Future minimum payments under the credit facility are as follows as of March 31, 2008 (in thousands):

	Silicon Valley Bank
	2006 Term	Equipment
	Loan	Line	Total
Short Term	$500	$115	$615
Long Term:
Fiscal year 2009	250	-	250
Fiscal year 2010	250	-	250
Total Debt	$1,000	$115	$1,115

6. Stock Options and Stock Based Compensation

Stock Option Plans

As of March 31, 2008, options to purchase 834,656 shares of Common Stock were outstanding under plans approved by the Company’s stockholders in 1994 and 2003 and amended by the Company’s stockholders in December 2007.

Information regarding option activity for the nine months ended March 31, 2008 under the option plans is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Instrinsic
	Outstanding	Per Share	Term in Years	Value
Options outstanding as of June 30, 2007	596,440	$5.421
Granted	410,603	6.151
Exercised	(99,449)	2.946
Forfeited	(72,938)	4.162
Expired	-	-
Options outstanding as of March 31, 2008	834,656	$6.259	8.48	$-

Options exercisable as of March 31, 2008	472,062	$6.519	7.77	$-

Options exercisable as of March 31, 2008 and
options expected to become exercisable	631,149	$6.356	8.15	$-

Aggregate intrinsic value was calculated based on the Company’s closing Common Stock price as of March 31, 2008 of $4.10 per share. Options exercisable as of March 31, 2008 and options expected to become exercisable includes vested options and unvested options less expected forfeitures.

A summary of the status of the Company’s nonvested options as of March 31, 2008 and changes during the nine months then ended is presented below:

		Weighted
		Average
	Options	Grant-Date
	Outstanding	Fair Value
Nonvested options outstanding as of June 30, 2007	101,083	$392,176
Granted	342,934	1,996,235
Vested	(79,756)	(403,737)
Forfeited	(1,667)	(10,190)
Nonvested options outstanding as of March 31, 2008	362,594	$1,974,484

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

On September 4, 2007 and December 13, 2007, the Company awarded a total of 275,586 restricted stock units (“RSUs”) to certain officers. The RSUs were granted pursuant to the 2003 Plan and vest on a monthly basis. The vesting periods on the RSU grants range from three to four years. The fair value of the RSUs range from $5.15 to $6.95 per share, for a total fair value of $1,757,000. Share-based compensation charges were recorded in the amount of $140,000 and $306,000, respectively, for the three and nine months ended March 31, 2008 for the RSUs.

The Company records the issuance of shares of Common Stock as RSUs vest. During the nine months ended March 31, 2008, 37,290 shares of Common Stock were issued as a result of the vesting of RSUs.

The statement of operations includes total share-based employee compensation charges resulting from stock option and RSU awards in the amount of $282,000 and $593,000, respectively, for the three and nine months ended March 31, 2008, and $42,000 and $127,000, respectively, for the three and nine months ended March 31, 2007, charged to operations as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Research and development	$29	$-	$55	$-
Sales and marketing	61	-	120	7
General and administrative	192	42	418	120
	$282	$42	$593	$127

7. Commitments and Contingencies

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $128,000 and $123,000 for the three months ended March 31, 2008 and 2007, respectively, and $364,000 and $388,000 for the nine months ended March 31, 2008 and 2007, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of March 31, 2008 are as follows:

(in thousands)
Year ending June 30, 2008	$95
Year ending June 30, 2009	410
Year ending June 30, 2010	380
Year ending June 30, 2011	390
Year ending June 30, 2012	397
Year ending June 30, 2013	243
$1,915

On December 3, 2007, the Company executed a Lease Agreement for part of a building located at 300 American Metro Boulevard, Hamilton, New Jersey 08619 to serve as Voxware’s new corporate headquarters. The five year lease term will commence upon the Company’s occupancy of the space, which is expected to occur during the fourth quarter of fiscal year 2008. The Lease Agreement provides for total base rental payments of $1,160,442 ($222,616 in the first year of the lease, $227,352 in the second year of the lease, $232,088 in the third year of the lease, $236,825 in the fourth year of the lease, and $241,561 in the last year of the lease). The Lease Agreement provides that the above annual amounts be paid in equal monthly installments. The schedule of future minimum rental payments presented above assumes the Company occupies the space effective May 22, 2008.

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition.

At March 31, 2008, the Company was party to a three-year employment agreement with its Chief Executive Officer, Scott J. Yetter. The agreement provides for a minimum salary level, adjusted at the discretion of the Board of Directors, and a bonus based upon the Company’s performance as measured against a business plan approved by the Company’s Board of Directors. The Agreement will continue, unless earlier terminated by the parties, until September 14, 2010 (the “Term”). The Term will be automatically extended for successive one-year periods unless either the Company or the executive provide a written notice at least 90 days preceding the date of any such extension that such party does not intend to extend the Term.

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

Overview:

We are a leading provider of voice-based technology that helps optimize the activities of warehouse and other logistics workers by providing real-time wireless connections between warehouse workers and logistics management solutions. Utilizing our leading speech recognition capabilities, we enable logistics management software and systems to streamline and enhance the accuracy and productivity of warehouse workers in performing repetitive, high-volume, labor-intensive tasks, including picking, receiving, put away, replenishment, loading, and returns processing. Our voice-enabled solutions provide customers the ability to reduce logistics costs and optimize complex materials handling processes through the delivery of voice prompts and responses that can be tailored to individual customer requirements. We generate revenues primarily from software license fees, hardware product sales, professional services and maintenance fees.

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

As part of our business transition, we stopped manufacturing our own proprietary hardware, and instead have partnered with major mobile computing equipment manufacturers such as Motorola, Inc. and LXE, Inc., a subsidiary of EMS Technologies, Inc. One implication of this strategy is that we expect the portion of our revenues associated with proprietary hardware sales to diminish as a percentage of total revenue over time as we transition to a software-centric business model. In addition, we expect that a greater percentage of our hardware revenues will be derived from the sales of accessories, rather than hardware units. However, we can provide no assurance as to the rate of this anticipated shift of revenue sources.

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

Revenues

Revenues are generated from licensing application software, selling related computer hardware and accessories, and providing services, including professional deployment, configuration, customized application development, and training services, and software maintenance and technical support services.

Product revenues consist of software license fees, sales of related computer hardware, and extended hardware warranties. Revenues from the licensing of software is recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Revenues from the sale of hardware are generally recognized upon shipment. Agreements with channel partners and some direct customers do not include an acceptance period, so revenues from the sale of hardware and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenues are recognized ratably over the life of the contract, which is generally one year.

Services revenues consist of professional deployment, configuration, customized application development, and training services, and software maintenance and technical support services. Professional services revenues are generally recognized as the services are performed. For arrangements in which professional services are provided in conjunction with software, professional services revenues from services provided prior to delivery of software is deferred until delivery of all software. Revenues from maintenance and technical support, which typically consist of unspecified when-and-if-available product updates and customer telephone support services, is recognized ratably over the term of the service period, which is generally one year.

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9. SOP 97-2, as amended, requires that revenues recognized from multiple element arrangements that include software licenses be allocated to the various elements of the arrangement based on the relative fair values of the elements, such as hardware, deployment services, and maintenance and technical support services. We follow the residual method of accounting under SOP 97-2, as amended. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair values, with the residual arrangement fee allocated to the delivered elements. The relative fair value of the undelivered elements included in our multi-element sales arrangements is based on vendor specific objective evidence, or VSOE.

VSOE exists for hardware elements sold separately. We determine VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of March 31, 2008, we believe that we have realized VSOE of the fair values for maintenance and professional services.

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

Research and Development
Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards, or SFAS, No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed", development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Technological feasibility is achieved substantially at the time the software is released for general sale to our customers.

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

Stock Based Compensation
Effective July 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, or SFAS 123(R), an amendment of SFAS No. 123 and 95, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. We account for stock options using the fair-value method. Under the fair-value method, compensation associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. We use the Black-Scholes option pricing model to determine the fair value of option awards. The measurement date for option awards is the date of grant.

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

The provision for income taxes was $0 for the three months ended March 31, 2008 and $7,000 for the nine months ended March 31, 2008, as compared to $0 for the three and nine months ended March 31, 2007. The provision for income taxes during the three months and nine months ended March 31, 2008 is primarily the result of federal and state alternative minimum tax regulations, which prevent us from fully utilizing our net operating losses.

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

Results of Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007
(dollars in table are presented in thousands)

	Three Months		Three Months
	Ended	% of Total	Ended	% of Total
	March 31, 2008	Revenue	March 31, 2007	Revenue	$ Change	% Change
Product revenues	$4,579	73%	$3,628	76%	$951	26%
Services revenues	1,735	27%	1,160	24%	575	50%
Total revenues	6,314	100%	4,788	100%	1,526	32%

Cost of product revenues	1,799	28%	1,125	24%	674	60%
Cost of service revenues	967	15%	590	12%	377	64%
Total cost of revenues	2,766	44%	1,715	36%	1,051	61%

Gross profit	3,548	56%	3,073	64%	475	15%

Research and development	1,025	16%	663	14%	362	55%
Sales and marketing	1,464	23%	1,203	25%	261	22%
General and administrative	995	16%	551	11%	444	81%
Total operating expenses	3,484	55%	2,417	50%	1,067	44%

Operating profit	64	1%	656	14%	(592)	(90%)

Interest income, net	8	0%	29	0%	(21)	(72%)
Profit before income taxes	72	1%	685	14%	(613)	(89%)

Provision for income taxes	-	0%	-	0%	-	N/A

Net profit	$72	1%	$685	14%	$(613)	(89%)

Revenues

Total revenues were $6,314,000 for the three months ended March 31, 2008 compared to total revenues of $4,788,000 for the three months ended March 31, 2007. The $1,526,000 (32%) increase in total revenues is primarily due to increases of $543,000 (44%) in licensing of software, $468,000 (21%) in revenues generated from the sale of hardware units, related accessories and extended hardware warranties, $134,000 (25%) in professional services and $409,000 (72%) in software maintenance services. Product revenues accounted for 73% of revenues during the three months ended March 31, 2008 as compared to 76% during the three months ended March 31, 2007. Service revenues accounted for 27% of revenue during the three months ended March 31, 2008 as compared to 24% during the three months ended March 31, 2007.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranty, and royalties from our speech compression technology. Total product revenues increased $951,000 (26%) to $4,579,000 during the three months ended March 31, 2008, from $3,628,000 in the three months ended March 31, 2007. The increase in product revenues during the three months ended March 31, 2008 was primarily due to increases in the number of new customer sites running our software, the number of VoxBrowser software licenses and related hardware units and accessories sold compared to the three months ended March 31, 2007. The increase in number of software licenses, hardware units and hardware accessories sold was primarily due to an increase in the number of new customer sites purchasing our solutions during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. As a result of the introduction of Voxware 3, which is not dependent on our proprietary hardware platform, we anticipate that software licenses will account for a greater percentage of product revenues in the future, with less emphasis on sales of new or upgraded hardware units. Software licenses contributed 39% of product revenues during the three months ended March 31, 2008 as compared to 34% during the three months ended March 31, 2007. In addition, we expect that a greater percentage of hardware sales will be derived from accessories, rather than hardware units as more hardware manufacturers and resellers enter the marketplace. Accessories generally provide higher gross margin percentages than hardware unit sales. Accessories accounted for 39% of hardware revenues for both the three months ended March 31, 2008 and 2007. However, we cannot predict the rate of future growth or the relative mix of software licenses or sales or hardware units, accessories and services.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities, and travel charges billed to customers for costs incurred while providing services. For the three months ended March 31, 2008, services revenues totaled $1,735,000, an increase of $575,000 (50%) from services revenues of $1,160,000 for the three months ended March 31, 2007. Professional services increased $134,000 (25%) from $546,000 during the three months ended March 31, 2007 to $680,000 during the three months ended March 31, 2008, reflecting the increase in the number of new sites at which our solutions were first deployed. Voxware 3 provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, and despite the increase in professional services revenues during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, professional services revenues for new customers may decline in the future. Software maintenance support services increased $409,000 (72%) from $572,000 during the three months ended March 31, 2007 to $981,000 during the three months ended March 31, 2008. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold. Billed travel costs increased $31,000 (72%) to $74,000 during the three months ended March 31, 2008 from $43,000 during the three months ended March 31, 2007. The increase in billed travel costs reflects the increase in the number of sites implementing our solutions.

Cost of Revenues

Total cost of revenues increased $1,051,000 (61%) from $1,715,000 for the three months ended March 31, 2007 to $2,766,000 for the three months ended March 31, 2008.

Cost of product revenues increased $674,000 (60%) from $1,125,000 in the three months ended March 31, 2007, to $1,799,000 in the three months ended March 31, 2008. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is our team responsible for testing, shipping, supporting and managing third party hardware. This team was comprised of 5 individuals as of March 31, 2008, as compared to 3 individuals as of March 31, 2007. The increase in cost of product revenues is primarily attributable to increases of $586,000 for direct material costs and $32,000 for freight charges, which were primarily due to increases in hardware unit sales and average cost per unit during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Labor costs increased by $53,000 during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to the increased staff size. We expect software licensing to account for a higher percentage of product revenues in the future. Accordingly, cost of product revenues, as a percentage of product revenues, may gradually decline, so that our margins earned on product revenues may increase. However, any such increases in gross margin percentages may be offset if end users seek to purchase portable computer hardware units and related accessories directly from us versus through third-party partners, as the gross margin on sales of hardware is lower than that on sales of software.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our customer support and professional services staff was comprised of 22 individuals as of March 31, 2008, as compared to 19 individuals as of March 31, 2007. Cost of services revenues increased $377,000 (64%) from $590,000 in the three months ended March 31, 2007 to $967,000 in the three months ended March 31, 2008. Labor costs of our customer support and professional services groups increased $142,000 in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, while travel related costs were $41,000 higher during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Customer support and professional services activities performed by our research and development staff had the effect of increasing cost of services revenues by $147,000 in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Operating Expenses

Total operating expenses increased by $1,067,000 (44%) to $3,484,000 in the three months ended March 31, 2008 from $2,417,000 in the three months ended March 31, 2007. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 55 individuals as of March 31, 2008 and 46 individuals as of March 31, 2007.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our research and development team was comprised of 25 individuals as of March 31, 2008 compared to 20 individuals as of March 31, 2007. Our research and development expenses increased $362,000 (55%) to $1,025,000 in the three months ended March 31, 2008, from $663,000 in the three months ended March 31, 2007 as we continue to make investments in our new product development. Labor costs, net of costs allocated to or from professional services and customer support, increased $121,000 during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. In addition, the cost of outside development services increased by $144,000, recruiting costs increased by $52,000, and travel costs increased by $24,000. We anticipate research and development expenses during fiscal year 2008 will be higher than those costs incurred during fiscal year 2007 as we continue to enhance Voxware 3 and hire additional development staff.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show and other lead generation expenses. Our sales and marketing staff was comprised of 20 individuals as of March 31, 2008 compared to 16 individuals as of March 31, 2007. Sales and marketing expenses increased $261,000 (22%) to $1,464,000 in the three months ended March 31, 2008, from $1,203,000 in the three months ended March 31, 2007, reflecting our focus on expanding our customer base and channel partner relationships both domestically and abroad. The change in sales and marketing expenses is due primarily to increases of $290,000 in compensation costs due to increased headcount and increased revenue-related commission expense and $41,000 in recruiting costs for the three months ended March 31, 2008 offset by decreases of $26,000 in travel and $22,000 marketing charges. We expect to invest additional resources in future periods in the expansion of our marketing programs and channel partner relationships. Due to the significant lead time required to identify, engage, and train third-party partners in the sale and development of VoiceLogistics solutions, we anticipate sales and marketing expenses during fiscal year 2008 will be higher than those costs incurred during fiscal year 2007.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 10 individuals as of March 31, 2008 and 2007. General and administrative expenses increased $444,000 (81%) to $995,000 in the three months ended March 31, 2008 from $551,000 in the three months ended March 31, 2007. Labor costs increased $241,000 during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due primarily to an increase of $165,000 for non-cash share based compensation charges. Outside professional services costs were $96,000 higher during the three months ended March 31, 2008 than during the three months ended March 31, 2007. Bad debt charges were $109,000 during the three months ended March 31, 2008 as compared to $0 during the three months ended March 31, 2007 due to the sufficiency of the accounts receivable reserve at that date.

Interest Income and Expense

Interest income earned is reported net of interest expense. Net interest income for the three months ended March 31, 2008 was $8,000, compared to $29,000 for the three months ended March 31, 2007, a decrease of $21,000. This change is primarily due to an increase in interest expenses related to a term loan first drawn in March 2007.

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

The provision for income taxes was $0 for the three months ended March 31, 2008 and 2007. We had a profit before taxes of $72,000 for accounting purposes during the three months ended March 31, 2008, compared to a profit before taxes of $685,000 during the three months ended March 31, 2007.

Nine months ended March 31, 2008 compared to the nine months ended March 31, 2007
(dollars in table are presented in thousands)

	Nine Months		Nine Months
	Ended March	% of Total	Ended March	% of Total
	31, 2008	Revenue	31, 2007	Revenue	$ Change	% Change
Product revenues	$12,854	75%	$7,772	74%	$5,082	65%
Services revenues	4,323	25%	2,744	26%	1,579	58%
Total revenues	17,177	100%	10,516	100%	6,661	63%

Cost of product revenues	4,490	26%	2,550	24%	1,940	76%
Cost of service revenues	2,513	15%	2,039	19%	474	23%
Total cost of revenues	7,003	41%	4,589	44%	2,414	53%

Gross profit	10,174	59%	5,927	56%	4,247	72%

Research and development	2,755	16%	1,989	19%	766	39%
Sales and marketing	4,422	26%	3,872	37%	550	14%
General and administrative	2,495	14%	2,115	19%	380	18%
Total operating expenses	9,672	56%	7,976	75%	1,696	21%

Operating profit (loss)	502	3%	(2,049)	(19%)	2,551	124%

Interest income, net	24	0%	23	0%	1	4%
Profit (loss) before income taxes	526	3%	(2,026)	(19%)	2,552	126%

Provision for income taxes	(7)	(0%)	-	0%	(7)	N/A

Net profit (loss)	$519	3%	$(2,026)	(19%)	$2,545	126%

Revenues

Our total revenues were $17,177,000 for the nine months ended March 31, 2008 compared to total revenues of $10,516,000 for the nine months ended March 31, 2007. The $6,661,000 (63%) increase in total revenues is primarily due to increases of $2,303,000 (101%) in licensing of software, $2,797,000 (54%) in revenues generated from the sale of hardware units, related accessories and extended hardware warranties, $636,000 (60%) in professional services and $846,000 (54%) in software maintenance services. Product revenues accounted for 75% of revenues during the nine months ended March 31, 2008 as compared to 74% during the nine months ended March 31, 2007. Service revenues accounted for 25% of revenue during the nine months ended March 31, 2008 as compared to 26% during the nine months ended March 31, 2007.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranty, and royalties from our speech compression technology. Total product revenues increased $5,082,000 (65%) to $12,854,000 during the nine months ended March 31, 2008, from $7,772,000 in the nine months ended March 31, 2007. The increase in product revenues during the nine months ended March 31, 2008 was primarily due to increases in the number of new customer sites running our software, the number of VoxBrowser software licenses and related hardware units and accessories sold compared to the nine months ended March 31, 2007. The increase in number of software licenses, hardware units and hardware accessories sold was primarily due to an increase in the number of new customer sites purchasing our solutions during the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007. As a result of the introduction of Voxware 3, which is not dependent on our proprietary hardware platform, we anticipate that software licenses will account for a greater percentage of product revenues in the future, with less emphasis on sales of new or upgraded hardware units. Software licenses contributed 36% of product revenues during the nine months ended March 31, 2008 as compared to 29% during the nine months ended March 31, 2007. In addition, we expect that a greater percentage of hardware sales will be derived from accessories, rather than hardware units as more hardware manufacturers and resellers enter the marketplace. Accessories generally provide higher gross margin percentages than hardware unit sales. For the nine months ended March 31, 2008, accessories accounted for 48% of hardware revenues, as compared to 41% for the nine months ended March 31, 2007. However, we cannot predict the rate of future growth or the relative mix of products and services.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities, and travel charges billed to customers for costs incurred while providing services. For the nine months ended March 31, 2008, services revenues totaled $4,323,000, an increase of $1,579,000 (58%) from services revenues of $2,744,000 for the nine months ended March 31, 2007. Professional services increased $636,000 (60%) from $1,057,000 during the nine months ended March 31, 2007 to $1,693,000 during the nine months ended March 31, 2008, reflecting the increase in the number of new sites at which our solutions were first deployed. Voxware 3 provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, and despite the increase in professional services revenues during the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007, professional services revenues for new customers may decline in the future. Software maintenance support services increased $846,000 (54%) from $1,577,000 during the nine months ended March 31, 2007 to $2,423,000 during the nine months ended March 31, 2008. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold. Billed travel costs increased $97,000 (88%) to $207,000 during the nine months ended March 31, 2008 from $110,000 during the nine months ended March 31, 2007. The increase in billed travel costs reflects the increase in the number of sites implementing our solutions.

Cost of Revenues

Total cost of revenues increased $2,414,000 (53%) from $4,589,000 for the nine months ended March 31, 2007 to $7,003,000 for the nine months ended March 31, 2008.

Cost of product revenues increased $1,940,000 (76%) from $2,550,000 in the nine months ended March 31, 2007, to $4,490,000 in the nine months ended March 31, 2008. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is our team responsible for testing, shipping, supporting and managing third party hardware. This team was comprised of 5 individuals as of March 31, 2008, as compared to 3 individuals as of March 31, 2007. The increase in cost of product revenues is primarily attributable to an increase of $1,784,000 for direct material costs and $126,000 for freight charges, which were primarily due to increases in hardware unit sales and average cost per unit during the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007. We expect software licensing to account for a higher percentage of product revenues in the future. Accordingly, cost of product revenues, as a percentage of product revenues, may gradually decline, so that our margins earned on product revenues may increase. However, any such increases in gross margin percentages may be offset if end users seek to purchase portable computer hardware units and related accessories directly from us versus through third-party partners, as the gross margin on sales of hardware is lower than that on sales of software.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses. Our customer support and professional services staff was comprised of 22 individuals as of March 31, 2008, as compared to 19 individuals as of March 31, 2007. Cost of services revenues increased $474,000 (23%) from $2,039,000 in the nine months ended March 31, 2007 to $2,513,000 in the nine months ended March 31, 2008. Project costs incurred during the nine months ended March 31, 2008 exceeded project costs incurred during the nine months ended March 31, 2007 by $441,000. Travel costs, primarily associated with customer projects, increased $108,000 during the nine months ended March 31, 2008, as compared to the nine months ended March 31, 2007. Charges for outside services increased by $83,000 during the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007. The cost increases were partially offset by decreases of $117,000 for labor costs and $59,000 of office related charges due primarily to a staff reduction that occurred in November 2006.

Operating Expenses

Total operating expenses increased by $1,696,000 (21%) to $9,672,000 in the nine months ended March 31, 2008 from $7,976,000 in the nine months ended March 31, 2007. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 55 individuals as of March 31, 2008 and 46 as of March 31, 2007.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our research and development team was comprised of 25 individuals as of March 31, 2008 compared to 20 individuals as of March 31, 2007. Our research and development expenses increased $766,000 (39%) to $2,755,000 in the nine months ended March 31, 2008, from $1,989,000 in the nine months ended March 31, 2007 as we continue to make investments in our new product development. Labor costs, net of costs allocated to or from professional services and customer support, increased $271,000 during the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007. Labor charges for the nine months ended March 31, 2008 included $71,000 related to the tender offer closed on November 19, 2007, which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under Section 409A. In addition, the cost of outside development services increased by $368,000, recruiting costs increased by $71,000, travel costs increased by $34,000, and office expenses increased by $34,000. We anticipate research and development expenses during fiscal year 2008 will be higher than those costs incurred during fiscal year 2007 as we continue to enhance Voxware 3 and hire additional development staff.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show and other lead generation expenses. Our sales and marketing staff was comprised of 20 individuals as of March 31, 2008 compared to 16 individuals as of March 31, 2007. Sales and marketing expenses increased $550,000 (14%) to $4,422,000 in the nine months ended March 31, 2008, from $3,872,000 in the nine months ended March 31, 2007, reflecting our focus on expanding customer base and channel partner relationships both domestically and abroad. The change in sales and marketing expenses is due primarily to increases of $477,000 in compensation costs due to increased headcount and increased revenue related commission expense, $141,000 in marketing program costs, $91,000 in recruiting charges associated with staff hired during the nine months ended March 31, 2008, and $71,000 in employee training programs. These increases were partially offset by decreases of $174,000 in costs incurred by customer support and professional services staff in support of our sales activities, and $42,000 in travel costs. Labor charges for the nine months ended March 31, 2008 included $12,000 related to the tender offer closed on November 19, 2007, which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under Section 409A. We expect to continue investing additional resources in the expansion of our marketing programs and channel partner relationships. Due to the significant lead time required to identify, engage, and train third-party partners in the sale and development of VoiceLogistics solutions, we anticipate sales and marketing expenses during fiscal year 2008 will be higher than those costs incurred during fiscal year 2007.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 10 individuals as of March 31, 2008 and 2007. General and administrative expenses increased $380,000 (18%) to $2,495,000 in the nine months ended March 31, 2008 from $2,115,000 in the nine months ended March 31, 2007. Total labor compensation costs were $146,000 higher during the nine months ended March 31, 2008 than during the nine months ended March 31, 2007. This increase includes an increase of $356,000 for non-cash share based compensation charges, partially offset by one-time costs of $344,000 associated with the November 2006 reduction in force. In addition, we experienced increases of $261,000 in outside professional services. Bad debt charges were $186,000 during the nine months ended March 31, 2008 as compared to $0 during the nine months ended March 31, 2007 due to the sufficiency of the accounts receivable reserve at that date. We experienced a gain of $231,000 from fluctuations in foreign currency exchange rates during the nine months ended March 31, 2008, as compared to a gain of $64,000 during the nine months ended March 31, 2007, a change of $167,000. During the nine months ended March 31, 2008, costs associated with being a publicly traded company were $41,000 lower than during the nine months ended March 31, 2007.

Interest Income and Expense

Interest income earned is reported net of interest expense. Net interest income for the nine months ended March 31, 2008 was $24,000, compared to $23,000 for the nine months ended March 31, 2007, a change of $1,000.

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

The provision for income taxes was $7,000 for the nine months ended March 31, 2008, as compared $0 for the nine months ended March 31, 2007. We had a profit before taxes of $526,000 for accounting purposes during the nine months ended March 31, 2008, compared to a loss before taxes of $2,026,000 during the nine months ended March 31, 2007. The provision for income taxes is primarily the result of federal and state alternative minimum tax regulations, which prevent us from fully utilizing our net operating losses.

Liquidity and Capital Resources

As of March 31, 2008, we had $3,620,000 in cash and cash equivalents, compared to $4,961,000 in cash and cash equivalents as of June 30, 2007, a decrease of $1,341,000. Our working capital as of March 31, 2008 was $3,864,000 compared to $3,281,000 as of June 30, 2007, an increase of $583,000.

Net cash used in operating activities totaled $666,000 for nine months ended March 31, 2008, primarily consisting of decreases of $928,000 in accounts payable and accrued expenses and $720,000 in deferred revenues, and increases of $426,000 in accounts receivable, $263,000 in prepaid expenses and other assets and $65,000 in deferred project costs, offset by a net profit of $519,000 and a decrease of $240,000 in inventory. Cash used in operating activities was offset by non-cash charges totaling $977,000, consisting of $593,000 of share based compensation, $198,000 of depreciation and amortization, and a $186,000 increase in the provision for bad debts. The reduction in accounts payable and accrued expenses is primarily a function of payments of inventory and bonuses accrued as of June 30, 2007. The decrease in deferred revenues is due primarily to the timing of maintenance billings throughout the year, and the completion of customer implementation projects. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the year. The decrease in inventory is primarily due to the delivery to our customer in July 2007 of a significant inventory order that we received in June 2007. Share based compensation charges relate to grants of restricted stock units and stock options. These charges are expected to increase during the remainder of fiscal year 2008 due to the granting during the nine months ended March 31, 2008 of approximately 276,000 restricted stock units and options to purchase approximately 343,000 shares of Common Stock. The increases in prepaid expenses and other assets is due primarily to the prepaid portion of contracts providing outsourced hardware repair services and deposits for new office leases. For the nine months ended March 31, 2007, net cash used in operating activities totaled $1,178,000, primarily consisting of a net loss of $2,026,000 and an increase in accounts receivable of $771,000, offset by an increase in deferred revenues of $609,000, an increase of $373,000 in accounts payable and accrued expenses, a $352,000 decrease in inventory, and non-cash charges of $415,000 primarily for depreciation, amortization and share based compensation. The increases in accounts receivable reflects revenues of $4,788,000 for the three months ended March 31, 2007, which were $1,303,000 higher than for the three months ended June 30, 2006. Increases in deferred revenues are due to the timing of maintenance billings throughout the year, which were higher during the nine months ended March 31, 2007 than during the nine months ended June 30, 2006. The decrease in inventory is primarily a function of the timing of shipments from our hardware vendors and to our customers, but also reflects our customers’ ability to install and operate our VoxBrowser software on hardware manufactured by and purchased from other vendors. The increase in accounts payable and accrued expenses was primarily due to product and sales compensation costs supporting the increase in revenues during the three months ended March 31, 2007.

Net cash used in investing activities totaled $206,000 during the nine months ended March 31, 2008 and $104,000 during the nine months ended March 31, 2007 due primarily to purchases of property and equipment.

Net cash used in financing activities totaled $469,000 during the nine months ended March 31, 2008, compared to $118,000 used in financing activities during the nine months ended March 31, 2007. During the nine months ended March 31, 2008, we repaid $513,000 against term loans with Silicon Valley Bank, or SVB. We received net proceeds in the amount of $44,000 from the exercise of stock options during the nine months ended March 31, 2008. During the nine months ended March 31, 2007, we received proceeds of $1,800,000 and $3,000,000, respectively against our working line of credit and term loan with SVB, and $141,000 from the exercise of stock options. We repaid $3,100,000 against the working line of credit and $1,959,000 against term loans with SVB.

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

On October 19, 2007, we commenced a formal tender offer which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under section 409A of the Internal Revenue Code, or Section 409A, which closed on November 19, 2007. The 67,669 option shares covered by the tender offer had exercise prices per share that were less than the closing trading value of our common stock on the OTC Bulletin Board on the option grant date. The options covered by the tender offer were issued with exercise prices per share equal to what we believed to be market value, however these prices varied from the trading value of our stock on the OTC Bulletin Board. Pursuant to the tender offer, we canceled the tendered options and issued in replacement thereof a new option with the same terms as the cancelled option, except the exercise price per share will be equal to the lower of (a) the trading value per share of our common stock on the date that original options were granted and (b) the trading value per share of our common stock on the expiration date of the tender offer, but in no event will such exercise price be less than the exercise price in effect for the cancelled options. To the extent that the exercise price of a new option was higher than the exercise price of the cancelled option, the affected employee received a bonus, paid in January 2008, in an amount equal to the increased cost to the employee of exercising the option. The bonus amounts paid to the affected employees equaled $118,000 in the aggregate. We recognized a one-time charge of $118,000 relating to the tender offer.

We initially entered into a credit facility with SVB on December 30, 2003 which was fully paid in December 2006. The following facilities were outstanding during fiscal years 2007 and 2008:

A $1,500,000 term loan was payable in monthly installments over a 36-month period commencing February 1, 2004. The final term loan payment was made on December 1, 2006.

A $1,000,000 equipment line of credit, or the Equipment Line, secured by all of the Company’s personal property was first drawn upon on December 16, 2005. We were required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $16,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of March 31, 2008 was $115,000.

On May 24, 2006, we entered into a Loan and Security Agreement with SVB, or the 2006 Facility, providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit, or the Revolver, and a $1,500,000 Non-Formula Term Loan, or the 2006 Term Loan, to fund our anticipated working capital needs. The Revolver was initially available until April 30, 2008. The 2006 Term Loan is to be repaid in thirty-six (36) equal monthly payments of principle and interest, commencing on April 1, 2007, and has an outstanding balance of $1,000,000 at March 31, 2008. Amounts outstanding under the 2006 Term Loan bear interest at March 31, 2008 at a rate of 7.75%, calculated as prime plus 1.75%.

On February 13, 2008, with an effective date of December 27, 2007, we entered into a second loan modification agreement, or the SLMA, with SVB, renewing the existing Revolver, to expire on February 11, 2009, revising the terms of the existing Term Loan, and providing for a new $600,000 revolving equipment line of credit, or the Equipment Revolver. The terms to the Revolver remained materially the same, except that the borrowing base advance rate was increased from 75% to 80% of Eligible Accounts (as defined in the SLMA). Amounts outstanding under the Revolver bear interest at a rate equal to prime plus 0.5%. The terms to the 2006 Term Loan remained materially the same, except the interest rate was adjusted such that amounts outstanding under the 2006 Term Loan will bear interest at a rate of prime plus 1.75%. The availability under the Equipment Revolver is limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA), and such borrowing base shall include up to 25% of "soft" costs (e.g., shipping, installation, taxes, warranty charges and freight discounts). Under the Equipment Revolver, minimum advance amounts are $100,000 each, with the exception that three advances may be less than $100,000. At the time of an advance under the Equipment Revolver, at our choice, amounts outstanding under the Equipment Revolver bear interest at a rate equal to either (i) the greater of (a) 6.75%; and (b) the amount equal to the prime rate plus 1.0%; or (ii) a fixed rate equal to 8.25%. The draw down period for the Equipment Revolver expires May 31, 2008, and repayment shall be made in 36 equal monthly payments following each new advance under the Equipment Revolver. No funds were drawn against the Equipment Revolver as of March 31, 2008.

The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. The availability under the Revolver is limited to a borrowing base advance rate that is 80% against Eligible Accounts (as such term is defined in the SLMA). Interest on amounts outstanding under the Revolver originally accrued at a rate of prime plus 1.75%. In accordance with the second loan modification, effective February 13, 2008, interest on amounts outstanding under the Revolver accrue interest at the rate of prime plus 0.5%. As of March 31, 2008, amounts outstanding under the Revolver bear interest at the rate of 5.75%, calculated as prime plus 0.5%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at March 31, 2008.

We continue to expand our partnership channel, with particular emphasis on the development of relationships with mobile computer equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. Partnership channel sales accounted for 13% of our revenues during the nine months ended March 31, 2008 as compared to 5% during the nine months ended March 31, 2007, and is expected to contribute a higher percentage of revenue in the future. With the introduction of Voxware 3 and VoxBrowser, independent third-party partners are able to develop and deliver voice-enabled logistics solutions on other manufacturers’ hardware. As a result of the partner relationships and product offerings, a greater percentage of revenue is likely to be derived in the future from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. However, we can provide no assurance that this expected long-term trend will be true in any specific period. Software licenses contributed 27% of revenues for the nine months ended March 31, 2008 compared to 22% of revenue for the nine months ended March 31, 2007. The initial production implementations of Voxware 3 at customer facilities occurred during the fourth quarter of fiscal 2007. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. For the nine months ended March 31, 2008, we earned gross margin from software licenses of 98%, as compared to 39% for sales of hardware units and related accessories.

In an effort to realign resources away from labor intensive, highly customized software solutions in favor of more productized offerings, the Company enacted a cost restructuring plan in November 2006. We eliminated 21 staff positions during the second quarter of fiscal 2007 through attrition and a reduction in force, representing approximately 24% of our workforce. The eliminated positions were primarily focused on the development, support and marketing of our older VLE product line. Since the November 2006 staff reduction, we have added 11 new staff positions, primarily focused on the development, support and marketing of our Voxware 3 product line. As a result of these additional costs, our operating costs during fiscal 2008 will exceed fiscal 2007 levels.

Fiscal year 2008 revenues will exceed our fiscal year 2007 revenues, although we expect this revenue growth may be offset by cost increases associated with our additional investments in research and development and sales and marketing. Our customer base continues to expand, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings, and new customers brought to us through direct sales efforts, VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2008. Revenue from new customers, including those brought to us through VARs and other channel partners, grew faster than revenue from existing customers during the nine months ended March 31, 2008, and these customers are expected to contribute a higher percentage of our total revenues during fiscal year 2008 than during fiscal year 2007. We generated net profits during the four quarters ended March 31, 2008 due to increased revenues, a greater percentage of revenues derived from higher margin software licenses, and the cost savings realized from the staff reduction that we undertook during the second quarter of fiscal year 2007. While we cannot be assured of continued profits, we believe that net operating results in fiscal 2008 may exceed fiscal 2007. We expect revenues will generally increase in the future, although we can provide no assurances that revenues earned in any given fiscal quarter or year will exceed the preceeding fiscal quarter or year. Furthermore, we anticipate that in some fiscal quarters and years, costs may exceed revenues. Also, $1,465,000 was available under the Revolver with SVB as of March 31, 2008, which is available for short-term operating needs. In addition, $500,000 is available through a call provision incorporated into warrants held by certain stockholders. We may call for the exercise of these warrants through June 30, 2008 if needed to help sustain compliance with ongoing listing requirements of the NASDAQ Capital Market. In addition, we believe we are able to raise additional capital through either new equity or debt financing arrangements, and may elect to utilize such an arrangement to fund further expansion of our operations. Due to anticipated increases in revenue, a greater emphasis on sales of higher margin product, and the availability of cash through existing relationships with SVB and certain of our stockholders, we believe that we have adequate capital resources available to fund our operations through March 31, 2009.

Dilutive Effect of Options and Warrants

As of March 31, 2008, 12,000,000 shares of our Common Stock were authorized, of which 6,464,063 were issued and outstanding. The following table summarizes the dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike prices exceed the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of March 31, 2008

Common stock issued and outstanding as of March 31, 2008	6,464,063
Dilutive instruments:
Outstanding warrants to purchase common stock *	1,158,121
Outstanding options to purchase common stock *	834,656
Unissued restricted stock units	238,312
Common stock plus dilutive instruments outstanding	8,695,152
Options to purchase common stock available to issue
pursuant to various stock option plans	340,344
Common stock outstanding if all dilutive instruments
are converted and exercised	9,035,496

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

Risks Relating to Our Business and Operations
If we incur operating losses, we may be unable to continue our operations. We have incurred operating losses since we started our company in August 1993. While we achieved a net profit during the nine months ended March 31, 2008, the accumulated deficit at that date was of $74,806,000. If we incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. In addition, we plan to continue to increase spending on research and development, along with sales and marketing, at levels higher than in the recent past, and possibly disproportionate to revenue, thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products, and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. One customer accounted for 18% of our total revenues for the nine months ended March 31, 2008. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

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
  length of sales cycle;
  introduction and application of new generally accepted accounting principles; and
  industry and general economic conditions, including the recent slowdown of the United States economy.

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

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain personnel hired, our ability to operate our business will be materially adversely affected. On June 30, 2006, the Company accelerated the vesting of outstanding stock options to all of its employees, thereby eliminating a possible reason for employees to remain with the Company. As of March 31, 2008, 340,344 options to purchase shares of our Common Stock were available for grant to employees. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

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

Risks Relating to Our Securities
The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock traded as high as $7.55 and as low as $1.03 per share between July 1, 2007 and March 31, 2008. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of April 30, 2008, these shares include:

  approximately 149,000 shares of our Common Stock owned by our executive officers and directors; and
  approximately 2,342,000 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of April 30, 2008, our executive officers, directors and affiliated entities together beneficially own approximately 5,773,000 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

While we satisfy the requirements for continued listing on the NASDAQ Capital Market as of March 31, 2008, periods of operating losses may adversely affect our ability to maintain minimum required values of stockholders’ equity or Common Stock market value. If we are unable to satisfy the criteria to maintain listing of our Common Stock, our Common Stock could be subject to delisting. Trading, if any, of our Common Stock would thereafter be conducted on the OTC Bulletin Board or in the so-called “Pink Sheets”. As a consequence, it would be far more difficult for our stockholders to trade in our Common Stock and it may be more difficult to obtain accurate and current information concerning market prices for our Common Stock.

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

On October 19, 2007, we commenced a formal tender offer which allows our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under section 409A of the Internal Revenue Code, or Section 409A. The 67,669 option shares covered by the tender offer have exercise prices per share that are less than the closing trading value of the Company’s common stock on the OTC Bulletin Board on the option grant date. The options covered by the tender offer were issued with exercise prices per share equal to what we believed to be market value, however these prices varied from the trading value of our stock on the OTC Bulletin Board. We recorded share-based compensation charges on our books in prior years for these options; however, we may recognize incremental compensation cost due to the modification of these awards. Pursuant to the tender offer, we canceled the tendered options and issued in replacement thereof a new option with the same terms as the cancelled option, except the exercise price per share will be equal to the lower of (a) the trading value per share of our common stock on the date that original options were granted and (b) the trading value per share of our common stock on the expiration date of the tender offer, but in no event will such exercise price be less than the exercise price in effect for the cancelled options. To the extent that the exercise price of a new option was higher than the exercise price of the cancelled option, the affected employees received in January 2008 a cash bonus in the aggregate of approximately $118,000. The cash bonus was charged to expense during the three months ended March 31, 2008. We will not recognize any additional compensation expense for financial reporting purposes with respect to the cancellation of tendered options and the grant of new options in replacement thereof with the same exercise price per share as the cancelled options because there is no change in the exercise price or any other assumptions affecting the fair value.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes during the quarter ended March 31, 2008 in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: May 15, 2008

VOXWARE, INC.
(Registrant)

By: /s/ Scott J. Yetter
----------------------------
Scott J. Yetter, President and
Chief Executive Officer
(Principal Executive Officer)

By: /s/ William G. Levering
------------------------------------
William G. Levering,
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