Form 10KSB
period 2008-06-30
VOXWARE INC
filed 2008-09-29
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-021403

VOXWARE, INC.
(Name of Small Business Issuer in its Charter)

Delaware	36-3934824
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

300 American Metro Blvd., Suite 155
Hamilton, NJ 08619
609-514-4100
(Address, including zip code, and telephone number (including area code) of registrant’s principal executive office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ STOCK MARKET LLC

Securities registered under Section 12(g) of the Exchange Act:
None.

Check whether the issuer is not required to file reports under Section 13 or 15(d) of the Exchange Act. ☐

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

The revenues for the fiscal year ended June 30, 2008, the most recent fiscal year, were $23,384,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,814,000 as of August 31, 2008, based upon the closing sale price of the Common Stock as quoted on the NASDAQ Capital Market.

The number of shares of the registrant’s Common Stock outstanding as of August 31, 2008 is 6,496,863.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-KSB will be set forth in, and is incorporated by reference from, the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders.

VOXWARE, INC.
ANNUAL REPORT ON FORM 10-KSB

PART I

This Annual Report on Form 10-KSB contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, and information relating to us that are based on the beliefs of our management, as well as assumptions made by, and the information currently available to, our management. When used in this Annual Report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this Annual Report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent circumstances, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this Annual Report, or to reflect the occurrence of unanticipated events. You should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, or the SEC.

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

Voxware is a leading provider of software for voice recognition solutions that direct the work of the warehouse workforce. Warehouse workers, wearing headsets with microphones, speak back and forth to our voice applications. Since these workers can now work “hands and eyes free” when performing a wide array of tasks such as picking, putaway, and receiving , worker productivity typically increases while errors can be reduced. Our customers typically increase productivity from 10 to 30% and reduce error rates by 30 to 50%. Our primary software product, Voxware 3, offers multiple languages so companies can leverage non-native speaking workers.

Voxware 3 is a unique product in the supply chain market as it combines 1) a studio for designing and configuring voice solutions, 2) an open, standards-based environment and 3) a patented software technology for managing speech recognition within a web browser architecture. By using technology that leverages open, web-centric standards to integrate voice solutions within their overall IT infrastructures with a system that is configurable and adaptable, our customers can respond to change rapidly. Thus, we find our customers achieve benefits faster with less cost since they can implement our systems more rapidly with less resources.

A complete voice recognition solution combines software, hardware and professional services. The primary focus and the core of our business is the software component of the solution. Customers may choose from a variety of certified hardware devices, which may or may not be supplied by us. Customers may also choose to have solutions delivered by receiving services from us or from our certified partners that also resell the Voxware solution. Therefore, the software that both enables voice recognition and also facilitates the creation of voice applications or workflows is the foundation of our business.

We sell Voxware 3 primarily to large companies that operate warehouses and distribution centers. Our customers come from a variety of industry sectors, including food service, grocery, retail, consumer packaged goods, automotive parts, third-party logistics, publishing and wholesale distribution. Our technology has the ability to integrate easily with an external warehouse management system, or WMS.

We also sell software and some hardware accessories to value-added resellers, or VARs, who in turn develop and deliver voice solutions based on our software for their customers.

Our revenues are generated primarily from software license fees, maintenance fees, professional services and hardware products sales to both our end customers and VARs.

Products and Services

The Voxware 3 product line is the primary focus of our operations. The Voxware 3 product includes 1) VoxStudio, a facility for designing and configuring voice applications without programming, 2) applications such as VoxPick that target the mobile, front line workforce in modernized distribution centers, and 3) Voxconnect, an integration tool that simplifies the creation and maintenance of the Voxware application into the customers warehouse system.

Voxware 3 is the first open service oriented architecture-based, or SOA-based, voice software product for the logistics industry. Usable by non-programmers, we believe Voxware 3 eliminates up to 90% of the coding effort required by conventional voice products. The output is a robust voice solution, complete with an operational voice interface and a direct connection to the appropriate WMS/ERP system. Voxware 3 utilizes an SOA-based modern Web service architecture, delivering complete independence from the specifics of client hardware, operating system, data base and WMS/ERP system details. The openness of Voxware 3 is demonstrated by the fact that we have delivered Voxware 3 solutions to enterprises that operate with widely differing technical infrastructures, represented by different Operating Systems (OS), Database Management Systems (DBMS), WMS/ERP systems, and different wireless computers from various manufacturers – in both decentralized and centralized deployments.

Each Voxware solution requires software and hardware components, and generally some professional services elements. As noted above, the software always is provided by us – either directly or through a VAR – but hardware and services may be acquired from other parties.

The client software component of the solution includes two important Voxware software technologies that are installed on each wearable computer: our noise-robust Voxware Integrated Speech Recognition Engine (VISE™), designed specifically for high performance industrial environments, and our patented VoiceXML voice browser, which uses standard Web technologies to enable application-level functionality on any certified wearable computer.

Voxware 3 solutions also generally include a Voxware application software component installed on a server that communicates with a central WMS (or system of record) and a variety of special purpose wearable computers that are worn by individual warehouse workers.

Leading hardware Auto-ID manufacturers bring voice to their mobile computers with the availability of our software. Their devices must complete the Powered by Voxware™ Certification Program, a process required of all third-party wireless computer manufacturers, enabling them to integrate our client software on their mobile devices. Every terminal submitted for certification must meet Voxware’s minimum requirements. Our certification process provides official recognition and gives our customers confidence that all devices Powered by Voxware will operate satisfactorily in their environments.

To date we have certified a variety of wireless devices manufactured by LXE Inc., or LXE, a wholly-owned subsidiary of Electromagnetic Sciences, Inc., Motorola, Inc. and Hand Held Products (now part of Honeywell). We are continuing to work with these and other major vendors of wireless computers to provide Voxware software on their devices. We believe this gives customers flexibility in the choice of hardware and allows us to expand our product line with new, multi-modal versions of Voxware 3, which will work both via speech recognition and other modes, such as keyboard, screen, radio frequency identification (RFID), or barcode scanning, as appropriate.

We offer professional services that include system implementation and training, as well as assistance in tailoring our solution to meet specific requirements within customers’ facilities. We also offer customers the option to enter into extended warranties on hardware and annual software maintenance and customer support arrangements with us. We will continue to offer maintenance support and make software updates available to our customers’ tailored solutions, as well as provide enhancements, upon their request.

We also offer professional services to partners that include training in Voxware 3 software and voice solution implementation, as well as consulting, development or deployment services on specific projects.

Although Voxware 3 is targeted at the warehousing market today, we believe its voice recognition technology and VoxStudio are open in design and, therefore, could be applied to other markets in which highly accurate voice recognition in a demanding environment would be important. At the present time, the Company is focused on growing its market share within the warehousing environment, but we will continue to explore other markets that may benefit from voice technology transactions.

Sales and Distribution

We sell directly to large companies in North America and Europe. We also utilize third parties such as consultants, VARs, wireless computer manufacturers and systems integrators to sell or assist us in selling our products. To date, we have signed agreements with several third-party partners. We believe that the establishment of a network of third-party partners with extensive knowledge of specific market sectors is important to our long-term success in those sectors.

Historically, our sales were generated primarily by our own sales force working directly with the end users of the Voxware solution. With the introduction of VoxBrowser in 2005, VoiceLogistics Pro in 2006 and Voxware 3 in 2007, we have invested substantial resources into expanding our partnership channels in North America and abroad. This is evidenced through our relationships with LXE, Motorola and other companies. Our direct sales efforts currently contribute the majority of our revenues; we expect a gradual shift to more third-party generated revenues in the future as our channel partner efforts expand.

Voxware is actively working with third-party partners who purchase products and accessories from us at a discount and incorporate them into application systems for various target markets and/or consult with us in the development of application systems for end users. These application systems integrate our Voxware software and Voxware accessories with additional hardware and software components and include service and product support. These partners then resell or lease the application systems to their end user customers. Under these types of partnership agreements, we warrant to repair or replace any defective hardware product delivered to a third-party partner or their customer, provided that we are notified of the defective product generally within one year from delivery of the product to the end user. We believe that in the industrial speech recognition market, strategic partnerships with these various parties are critical to our success. We anticipate that, over time, an increasingly greater percentage of our revenues will be generated from software components as our partners supply a greater percentage of hardware and professional services to new Voxware implementations.

Building a network of third-party partners such as those described above takes time and requires different sales and marketing expertise than that required to build a direct to end user software distribution channel, or an original equipment manufacturer, or OEM, relationship for technology. Challenges we face in establishing this network include overcoming existing relationships potential partners have with our competitors and training new partners to develop and sell solutions based on Voxware 3. There can be no assurance that we will be successful in developing strategic relationships with channel partners, hardware vendors, VARs, logistics consultants or WMS vendors that produce a favorable impact on our operations.

Customers

Our customers include some of the largest and best-known companies in their respective industries, including 7-Eleven, Inc., AutoZone, Inc., Dunkin’ Donuts, Mohawk Carpet Corporation, Neiman Marcus, Performance Food Group, West Marine, Inc. and US Foodservice in North America; Argos, B&Q, Somerfield and Waitrose in the UK;, and Intermarché in France. We added new customers in fiscal 2008 and are optimistic our increased momentum in key market sectors such as retail, consumer packaged goods and food service will continue. For the fiscal years ended June 30, 2008 and 2007, US Foodservice accounted for approximately 18% and 22%, respectively, of our total revenues. There can be no assurance that this customer will continue to seek our products and services at the same levels as it has in the past, or at all.

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

A Voxware-based voice solution integrates software, hardware and service components. There are several alternative providers against whom we compete to market some or all of those components. The major competitor offering a similar solution is Vocollect, Inc., which markets a proprietary, wearable voice-based computer and complementary software. Vocollect, Inc. also indirectly sells voice-based systems within the logistics and distribution market to resellers who also compete against us. In addition to Vocollect, Inc. and its resellers, there are other vendors who promote similar solutions, including Lucas Systems, Inc., TOPSystem Systemhaus GmbH, Aldata and Waveform.

In each application area, there exist alternatives to voice-based solutions. Barcode scanning devices, for example, represent a competitive alternative to voice-based products in certain warehouse picking applications. Thus, barcode product companies such as Motorola, Intermec Technologies Corporation (a subsidiary of UNOVA, Inc.), LXE, and Psion Teklogix can be considered competitors in the logistics and fulfillment marketplace. However, while these barcode product companies can sometimes be competitors to us, we also have begun establishing formal relationships with several of these companies to provide potential customers with complementary joint product offerings that integrate voice-based capabilities with alternative technologies. Likewise, in the package sorting and remittance processing segments, keyboards are the most prevalent alternative along with an increasing use of barcode scanning. Inspection, receiving and inventory applications use keyboards as well, but often pen and paper comprise the primary alternative method in those cases.

Factors considered by prospective customers evaluating competing voice-based logistics solutions include technical features and functionality of the underlying hardware and software components, time required to deploy the solutions, quality and availability of professional and support services, price and ongoing total cost of ownership, or TCO. Hardware components are generally evaluated based upon such factors as size, weight, processing speed and multi-modal functionality. Voxware-certified units compete against Vocollect’s Talkman® series. Evaluations of competing software solutions generally consider, among other factors, the breadth of applications supporting various warehouse operations, support for different languages and warehouse management systems, and the portability, scalability and extensibility of the software. Deployment time is impacted primarily by the extent to which customized software development is required to implement the solution. We believe our Voxware 3 solution, coupled with our VoxBrowser client software, is unique in the industry and gives us a competitive advantage by potentially reducing TCO because its open standards, web-based, people-centric design enables cross-platform portability, rapid deployment and ease of application extension.

Voice-based logistics applications offer real time updating of inventory systems, error checking capabilities to minimize picking mistakes and hands-free communications allowing for easier handling of bulky or frozen products. Barcode scanning applications offer similar file update and error checking features but lack the advantages of hands-free communication. Voice-based and barcode-based solutions both require substantially higher capital investments than paper-based and other low technology systems.

Patents and Proprietary Information

Voxware 3 is based on our VISE speech engine, which is a highly noise-tolerant, continuous speech recognizer. We believe it is the first speech recognizer to be engineered specifically for use in highly demanding industrial environments. Voxware 3, and all of our other voice-based products sold to industrial customers, are based on VISE technology.

All Voxware-certified mobile devices, when deployed for a Voxware-based voice solution, incorporate an embedded version of our VISE speech recognition engine with a standards-based interface that allows for interfaces with a wide variety of WMS packages. Voxware 3 also employs our patented invention of systems and methods for using standard Internet protocols in conjunction with VoiceXML Web pages to remotely program portable voice devices, such as our VoiceLogistics computer, that direct and guide users through defined tasks and work. The United States Patent and Trademark Office issued a patent relating to this invention (Patent #6662163) in 2003.

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

Our success is also dependent upon unpatented trade secrets, which are difficult to protect. To help protect our rights, we require employees and consultants to enter into confidentiality agreements that prohibit disclosure of our proprietary information and require the assignment to us of their ideas, developments, discoveries and inventions. We cannot assure you, however, that these agreements will provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosures.

Employees

As of June 30, 2008, we had 84 full-time employees and consultants, consisting of 28 individuals in cost of goods sold (which includes professional services, customer support and production), 23 individuals in research and development, 22 individuals in sales and marketing and 11 individuals in general and administrative. Thirty-one of our employees are located at our Cambridge, Massachusetts facility, 27 individuals are located at our corporate offices in Hamilton, New Jersey, 10 individuals work with our sales and customer support office in the United Kingdom and 16 individuals work elsewhere. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe we have good relations with our employees.

Corporate Information

We were incorporated on August 20, 1993 in the State of Delaware. Our headquarters is located at 300 American Metro Blvd, Suite 155, Hamilton, NJ 08619. Our telephone number is +1 609-514-4100.

We file annual, quarterly and current reports, proxy statements and other documents with the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at +1 800 SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov. In addition, we also make available free of charge on or through our Internet website, http://www.voxware.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC. Copies of our SEC filings may also be obtained by calling our main number and asking for investor relations or emailing: ir@voxware.com. Information on our website is not a part of this report. In addition, we make available on our website (i) the charters for the committees of our Board of Directors, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and (ii) our Code of Business Conduct and Ethics governing our directors, officers and employees. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and The NASDAQ Stock Market.

Risk Factors

We operate in a rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to cause, actual results to differ materially from expectations. We caution all readers to pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this report and our other filings with the SEC.

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

Risks Relating to Our Business and Operations
If we incur operating losses, we may be unable to continue our operations. We have incurred cumulative operating losses since we started our company in August 1993. While we achieved a net profit during the year ended June 30, 2008, the accumulated deficit at that date was $74,740,000. The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, combined with the seasonal impact of the typically slower summer months, our revenue during the first quarter of fiscal 2009 will likely be lower than quarterly revenues reported for fiscal 2008. If we incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. In addition, we plan to continue to increase spending on research and development, along with sales and marketing, at levels higher than in the recent past and possibly disproportionate to revenue, thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

If we cannot raise adequate capital in the future, we may be unable to continue our product development, marketing and business, generally. We anticipate investing significant resources to fund future operations, including product development and marketing. The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, combined with the seasonal impact of the typically slower summer months, our revenue during the first quarter of fiscal 2009 will likely be lower than quarterly revenues reported for fiscal 2008. As a result, we may need to raise additional capital to fund future operations. Funding in the form of either debt or equity, from any source, may not be available when needed or on favorable terms, particularly in light of the recent tightening of worldwide credit markets. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit, delay, scale-back or eliminate product development programs, marketing or other activities. We might be forced to sell or license our technologies. Any of these actions might harm our business. If additional financing is obtained, the financing may be dilutive to our current stockholders.

We rely substantially on key customers. Our customer base is highly concentrated. One customer accounted for 18% of our total revenues for the year ended June 30, 2008. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

If our Voxware 3 family of products is not successful in the market, we will not be able to generate substantial revenues or achieve sustained profitability. Our success is substantially dependent on the success of our Voxware 3 family of products. If the market accepts our Voxware 3 products, these products will account for the vast majority of our net revenue in the future. If our Voxware 3 products are unsatisfactory, or if we are unable to generate significant demand for these products, or if we fail to develop other significant products or applications, our business will be materially and adversely affected.

We have a sole source vendor for our primary hardware products. One vendor supplies us with our primary wearable computer hardware products that we resell. Any disruption in supply by this vendor would prohibit us from shipping the products we resell, and we would need to convince the customer to purchase a supported product distributed by another vendor. In addition, other vendors provide custom-made components that would take time to reproduce with other suppliers should a current vendor fail to deliver quality product in a timely manner.

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

If our competitors introduce better or less expensive products, our products may not be profitable to sell or to continue to develop. The business in which we engage is highly competitive. Advances in technology, product improvements and new product introductions, as well as marketing and distribution capabilities and price competition influence success. Failure to keep pace with product and technological advances could adversely affect our competitive position and prospects for growth. Our products compete with those being offered by larger, traditional computer industry participants who have substantially greater financial, technical, marketing and manufacturing resources than we do. We cannot assure you that we will be able to compete successfully against these competitors or that competitive pressures faced by us would not adversely affect our business or operating results.

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

There are a number of factors which may cause substantial variability in our quarterly operating results. Our revenue, gross profit, operating income or loss, and net income or loss may vary substantially from quarter-to-quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include, but are not limited to, the following:

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
  length of sales cycle;
  introduction and application of new generally accepted accounting principles; and
  industry and general economic conditions, including the recent economic slowdown being experienced worldwide.

We cannot assure you that any of these factors will not substantially influence our quarterly operating results.

If our third-party partners do not effectively market and service our products, we may not generate significant revenues or profits from sales of our products. We utilize third parties, such as hardware system vendors, WMS companies, distributors, consultants, value added resellers and system integrators to sell and/or assist us in selling our products. To date we have signed agreements with several of these third-party partners, and we expect these partners to contribute an increasing percentage of overall revenues in the future. We believe that the establishment of a network of third-party partners, with extensive and specific knowledge of the various applications critical in the industrial market, is important for us to succeed in that market. Some third-party partners also purchase products from us at a discount and incorporate them into application systems for various target markets and/or consult with us in the development of application systems for end users. Once signed, new partners must be trained in the development and sale of voice-based logistics solutions. Accordingly, there can be a significant lead time between the signing of agreements with partners and the recognition of revenues generated by the partners. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party partners to sell and service our products effectively and provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. Additionally, we may experience conflicts between our distribution channel partners who may compete against one another. Our sales may suffer as a result of these conflicts.

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

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain personnel hired, our ability to operate our business will be materially adversely affected. On June 30, 2006, we accelerated the vesting of outstanding stock options to all of our employees, thereby eliminating a possible reason for employees to remain with us. As of June 30, 2008, 216,801 options to purchase shares of our Common Stock were available for grant to employees and directors. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

If the export of our technology is deemed a violation of the regulations of the United States Department of Commerce, Bureau of Industry and Security, our business will be substantially harmed. The Bureau of Industry and Security, or BIS, oversees implementation and enforcement of the Export Administration Regulations, or EAR, which control the export of most commercial items. The BIS regulates "dual-use" items that have both commercial and military or proliferation applications; however, purely commercial items without an obvious military use are also subject to the EAR. The EAR prohibit the export of certain technologies, while the export of other technologies is restricted in certain geographical regions or to certain entities. Exporters deemed in violation of the EAR are subject to substantial penalties. We are developing international channels for the distribution of our speech recognition and voice-based technology, and anticipate increasing our dependence upon revenue derived from foreign sources. If some or all of our products are classified as a restricted technology under the EAR, our ability to generate revenue from international sources will be materially adversely affected.

If we cannot protect our proprietary rights and trade secrets, or if we are found to be infringing on the patents and proprietary rights of others, our business would be substantially harmed. Our success depends in part on our ability to protect the proprietary nature of our products, preserve our trade secrets and operate without infringing upon the proprietary rights of others. If others obtain and copy our technology or claim that we are making unauthorized use of their proprietary technology, we may become involved in lengthy and costly disputes to resolve questions of ownership of the technology. If we are found to be infringing on the proprietary rights of others, we could be required to seek licenses to use necessary technology. We cannot assure you that licenses of third-party patents or proprietary rights would be made available to us on acceptable terms, if at all. In addition, the laws of certain countries may not protect our intellectual property because the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary rights in these foreign countries. To protect our proprietary rights, we seek patents and enter into confidentiality agreements with our employees and consultants with respect to proprietary rights and unpatented trade secrets. We cannot assure you those patent applications in which we hold rights will result in the issuance of patents. We cannot assure you that any issued patents will provide significant protection for our technology and products. In addition, we cannot assure you that others will not independently develop competing technologies that are not covered by our patents. We cannot assure you that confidentiality agreements will provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosures. Any unauthorized disclosure and use of our proprietary technology could have a material adverse effect on our business.

Risks Relating to Our Securities
The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock traded as high as $7.55 and as low as $1.03 per share between July 1, 2007 and June 30, 2008. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of August 31, 2008, these shares include:

  approximately 173,000 shares of our Common Stock owned by our executive officers and directors; and
  approximately 2,089,000 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of August 31, 2008, our executive officers, directors and affiliated entities together beneficially own approximately 5,699,000 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

While we satisfy the requirements for continued listing on the NASDAQ Capital Market as of June 30, 2008, periods of operating losses may adversely affect our ability to maintain minimum required values of stockholders’ equity or Common Stock market value. If we are unable to satisfy the criteria to maintain listing of our Common Stock, our Common Stock could be subject to delisting. Trading, if any, of our Common Stock would thereafter be conducted on the OTC Bulletin Board or in the so-called “Pink Sheets”. As a consequence, it would be far more difficult for our stockholders to trade in our Common Stock, and it may be more difficult to obtain accurate and current information concerning market prices for our Common Stock.

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
ITEM 2.	DESCRIPTION OF PROPERTY.

Effective May 23, 2008, we commenced a lease for our headquarters facility, which contains 9,473 square feet of office space in Hamilton, New Jersey. The initial term of this lease expires on May 31, 2013. Payments under this lease consist of a base rent of:

  $23.50 per square foot through May 31, 2009;
  $24.00 per square foot from June 1, 2009 through May 31, 2010;
  $24.50 per square foot from June 1, 2010 through May 31, 2011;
  $25.00 per square foot from June 1, 2011 through May 31, 2012; and
  $25.50 per square foot from June 1, 2012 through May 31, 2013.

Beginning in 2009, the lease requires us to pay for escalations in property operating expenses, property taxes and other items. We retain an option to extend the lease for five years after the initial lease termination date. In addition to our executive offices, this facility houses our Voxware 3 development staff, part of our sales and marketing staff and our finance and accounting staff. Prior to May 23, 2008, our headquarters contained approximately 5,000 square feet of leased office space in Lawrenceville, New Jersey. We anticipate that the Hamilton, New Jersey facility provides sufficient space for our headquarters operations for the foreseeable future.

Effective August 1, 2007, we moved our Cambridge, Massachusetts operations to office space containing 7,632 square feet. This facility houses our customer support, professional services, product engineering, final assembly and testing and part of our research and development staff. The initial term of this lease expires on July 31, 2012. Payments under this lease consist of a base rent of:

  $17.00 per square foot through July 31, 2008;
  $18.00 per square foot from August 1, 2008 through July 31, 2009;
  $19.00 per square foot from August 1, 2009 through July 31, 2010;
  $20.00 per square foot from August 1, 2010 through July 31, 2011; and
  $21.00 per square foot from August 1, 2011 through July 31, 2012.

Additionally, we are responsible for our proportionate share of building operating costs and real estate taxes, which are initially estimated to be $11.01 per square foot. Prior to August 1, 2007, our Cambridge, Massachusetts operations were housed in a different facility consisting of approximately 9,500 square feet of office space.

Our Reading, England facility serves as a sales and service office for our customers based in the United Kingdom and Europe. On November 22, 2006, we entered into a 10 year lease of an office consisting of approximately 1,000 square feet. Under the lease terms, we have options to terminate the lease without penalty after three and five years. Minimum rent payments of £1,713.54 per month commenced on March 1, 2007. The minimum monthly lease payment increased to £1,762.50 on March 1, 2008. In the event we opt to continue the lease beyond the third year, the minimum monthly lease payment increases to £1,860.42 on March 1, 2009.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our business, operating results or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

From March 1, 2001 through December 11, 2005, our Common Stock traded on the NASDAQ OTC Bulletin Board under the symbol VOXW.ob. From December 12, 2005 through March 19, 2006, our Common Stock was traded on the NASDAQ OTC Bulletin Board under the symbol VXWR.ob after giving effect to the 1-for-150 reverse split of all the outstanding shares of our Common Stock, or the Reverse Split. On March 20, 2006, our Common Stock began trading on the NASDAQ Capital Market under the symbol VOXW. The following table sets forth the high and low closing sale prices per share, after adjustment for Reverse Split, as quoted on the NASDAQ Capital Market for our two most recent fiscal years:

	High	Low
Fiscal Year Ended June 30, 2007
Quarter ended September 30, 2006	$7.00	$3.80
Quarter ended December 31, 2006	$5.01	$3.22
Quarter ended March 31, 2007	$5.25	$2.41
Quarter ended June 30, 2007	$7.40	$2.10
Fiscal Year Ended June 30, 2008
Quarter ended September 30, 2007	$7.45	$3.78
Quarter ended December 31, 2007	$6.10	$3.31
Quarter ended March 31, 2008	$6.00	$4.10
Quarter ended June 30, 2008	$4.97	$3.52

As of June 30, 2008, there were approximately 151 holders of record of our Common Stock. We have never declared nor paid any cash dividends on our Common Stock. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of June 30, 2008, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

		Weighted	Number of
	Number of Securities	Average	Securities
	to be Issued Upon	Exercise Price of	Available for
	Exercise of	Outstanding	Future Issuance
	Outstanding Options,	Options,	under Equity
	Warrants and Rights	Warrants and	Compensation
Plan Category	(1)	Rights	Plans (2)
2003 Stock Incentive Plan	924,729	$5.36	215,901
1994 Stock Option Plan	2,621	$252.16	0
1998 Stock Option Plan for Outside Directors	0	--	900
____________________

(1)	Reflects 1-for-150 reverse stock split effectuated December 12, 2005.

(2)	Shares reserved for issuance under the plan may be issued upon the exercise of stock options or through direct stock issuances which vest upon the completion of designated service periods or the attainment of prescribed performance goals.

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

Overview

Voxware is a leading provider of software for voice recognition solutions that direct the work of the warehouse workforce. Warehouse workers, wearing headsets with microphones, speak back and forth to our voice applications. Since these workers can now work “hands and eyes free” when performing a wide array of tasks such as picking, putaway, and receiving , worker productivity typically increases while errors can be reduced. Our customers typically increase productivity from 10 to 30% and reduce error rates by 30 to 50%. Our primary software product, Voxware 3, offers multiple languages so companies can leverage non-native speaking workers.

Voxware 3 is a unique product in the supply chain market as it combines 1) a studio for designing and configuring voice solutions, 2) an open, standards-based environment and 3) a patented software technology for managing speech recognition within a web browser architecture. By using technology that leverages open, web-centric standards to integrate voice solutions within their overall IT infrastructures with a system that is configurable and adaptable, our customers can respond to change rapidly. Thus, we find our customers achieve benefits faster with less cost since they can implement our systems more rapidly with less resources.

A complete voice recognition solution combines software, hardware and professional services. The primary focus and the core of our business is the software component of the solution. Customers may choose from a variety of certified hardware devices, which may or may not be supplied by us. Customers may also choose to have solutions delivered by receiving services from us or from our certified partners that also resell the Voxware solution. Therefore, the software that both enables voice recognition and also facilitates the creation of voice applications or workflows is the foundation of our business.

We sell Voxware 3 primarily to large companies that operate warehouses and distribution centers. Our customers come from a variety of industry sectors, including food service, grocery, retail, consumer packaged goods, automotive parts, third-party logistics, publishing and wholesale distribution. Our technology has the ability to integrate easily with an external warehouse management system, or WMS.

Our revenues are generated primarily from software license fees, maintenance fees, professional services and hardware products sales to both our end customers and VARs.

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

As part of our business transition, we stopped manufacturing our own proprietary hardware and, instead, have partnered with major mobile computing equipment manufacturers such as Motorola, Inc. and LXE, Inc., a subsidiary of EMS Technologies, Inc. One implication of this strategy is that we expect the portion of our revenues associated with proprietary hardware sales to diminish as a percentage of total revenues over time as we transition to a software-centric business model. In addition, we expect that a greater percentage of our hardware revenues will be derived from the sales of accessories, rather than hardware units. However, we can provide no assurance as to the rate of this anticipated shift of revenue sources.

At the same time we have developed partnerships with key value added reseller, or VAR, and WMS companies, both in the United States and in international markets, who are incorporating our voice technology, most notably our Voxware 3 product, into their offerings. The first deliveries of solutions by partners to end customers occurred during fiscal year 2007. However, we believe it takes on average a year or more before new partners begin generating sales to end user customers, because partners must complete product integration efforts, become certified to deliver Voxware-based voice solutions and secure customer acceptance of their initial deployments.

The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, combined with the seasonal impact of the typically slower summer months, our revenue during the first quarter of fiscal 2009 will likely be lower than quarterly revenues reported for fiscal 2008.

However, our customer base continues to expand, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings and new customers brought to us through direct sales efforts, VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2009. Revenue from new customers, including those brought to us through VARs and other channel partners, grew faster than revenue from existing customers during the year ended June 30, 2008, and these customers are expected to contribute a higher percentage of our total revenues during fiscal year 2009 than during fiscal year 2008. We generated net profits during the year ended June 30, 2008 due to increased revenues, a greater percentage of revenues derived from higher margin software licenses and the cost savings realized from the staff reduction that we undertook during the second quarter of fiscal year 2007. We expect revenues will generally increase beyond fiscal 2009, although we can provide no assurances that revenues earned in any given fiscal quarter or year will exceed the preceding fiscal quarter or year. Furthermore, we anticipate that in some fiscal quarters and years, costs will exceed revenues. Also, $1,465,000 was available under the Revolver with SVB as of June 30, 2008, which is available for short-term operating needs. Approximately $451,000 was borrowed in July 2008 under the Equipment Revolver. In addition, we believe we are able to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. Due to a greater emphasis on sales of higher margin product and the availability of cash through existing relationships with SVB, we believe that we have adequate capital resources available to fund our operations through June 30, 2009.

Selected Financial Data

The selected statement of operations data for the fiscal years ended June 30, 2008 and 2007, and the selected balance sheet data as of June 30, 2008 and 2007, have been derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-KSB. The selected statements of operations data for the fiscal years ended June 30, 2006, 2005 and 2004, and the balance sheet data as of June 30, 2006, 2005 and 2004, have been derived from our audited financial statements not included herein. The selected statement of operations data set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB.

	Year Ended June 30,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$11,650	$17,502	$15,478	$15,420	$23,384
Total cost of revenues	$7,669	$8,065	$7,445	$6,498	$9,553
Net income (loss) attributable to
common stockholders	$(10,326)	$(1,456)	$(6,843)	$(1,936)	$585
Net income (loss) per share
attributable to common
stockholders:
- basic	$(43.86)	$(3.78)	$(1.22)	$(0.31)	$0.09
- diluted	$(43.86)	$(3.78)	$(1.22)	$(0.31)	$0.08
Weighted average number of shares
used in computing net income
(loss) per common share, adjusted
for Reverse Split:
- basic	235	386	5,596	6,292	6,417
- diluted	235	386	5,596	6,292	7,139

	As of June 30,
	2004	2005	2006	2007	2008
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short
term investments	$1,124	$3,639	$6,909	$4,961	$3,503
Working capital (deficit)	$(1,942)	$604	$4,005	$3,281	$3,799
Total assets	$5,413	$7,414	$10,646	$12,132	$11,692
Long-term liabilities	$1,013	$334	$253	$941	$375
Stockholders' equity (deficit)	$(2,241)	$810	$4,327	$2,752	$4,298

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

Revenues
Revenues are generated from licensing application software, selling related computer hardware and accessories and providing services, including professional deployment, configuration, customized application development, training services, software maintenance, extended hardware warranty and technical support services.

Product revenues consist of software license fees, sales of related computer hardware and accessories and extended hardware warranties. Revenues from the licensing of software is recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Revenues from the sale of hardware and accessories are generally recognized upon shipment. Agreements with some direct customers do not include an acceptance period, so revenues from the sale of hardware and accessories and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenues are recognized ratably over the life of the contract, which is generally either one year or three years. Channel partner revenue is recognized when the above four criteria are met. For the collectibility criteria, revenue from each channel partner is deferred until cash is collected, unless a pattern of collectibility has been established through actual transactions with each specific channel partner.

Services revenues consist of professional deployment, configuration, customized application development, training services, software maintenance and technical support services. Professional services revenues are generally recognized as the services are performed. For arrangements in which professional services are provided in conjunction with software, professional services revenues generated by services provided prior to delivery of software are deferred until delivery of all software. Revenues from maintenance and technical support, which typically consist of unspecified when-and-if-available product updates and customer telephone support services, is recognized ratably over the term of the service period, which is generally one year.

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9. SOP 97-2, as amended, requires that revenues recognized from multiple element arrangements that include software licenses be allocated to the various elements of the arrangement based on the relative fair values of the elements, such as hardware, deployment services, maintenance and technical support services. We follow the residual method of accounting under SOP 97-2, as amended. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair values, with the residual arrangement fee allocated to the delivered elements. The relative fair value of the undelivered elements included in our multi-element sales arrangements is based on vendor specific objective evidence, or VSOE.

VSOE of fair value exists for hardware sold separately. We determine the VSOE of fair value of hardware based on the price when it is sold separately. We determine VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of June 30, 2008, we believe that we have realized VSOE of the fair values for hardware, maintenance and professional services.

We continue to generate royalty revenues from our legacy speech coding technology business, which was sold in 1999. Royalties are earned on technologies our customers incorporate into their products for resale. Revenues are recognized at the time of the customers’ shipment of those products, as estimated based upon reports received periodically from our customers. If our customers’ business operations change dramatically, our actual royalty revenues earned could differ substantially from our estimates.

Travel costs associated with professional services and billed to customers are recorded as services revenues at the time they are incurred.

Deferred Revenues
Deferred revenues consist of unearned customer deposits, extended hardware warranties, depot management service fees and post contract support, or PCS, arrangements. Customer deposits are recognized as revenue upon customer acceptance of the underlying product and services in conjunction with the recognition of deferred project costs. PCS arrangements include software maintenance revenues. These arrangements, which sometimes include amounts bundled with initial revenues, are deferred upon invoicing and recognized as revenues over the term of the service period, which is typically one year. Revenues from extended hardware warranties are recognized over the term of the warranty, which is typically one year. Certain extended hardware warranty arrangements have a three year term. Revenues from depot management services, which were provided through December 2007, were recognized over the contract period.

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

Warranty Costs
We accrue for warranty costs based on our estimate of expected repair cost per unit, service policies and specific known issues. Certain extended hardware warranty services are outsourced to a third-party in accordance with contracts that generally span three years. The costs associated with these contracts are prepaid and recognized ratably over the life of the contract. If we experience claims or significant changes in costs of services, such as third-party vendor charges, materials or freight, which could be higher or lower than our historical experience, our cost of revenues could be affected.

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

Stock Based Compensation
Effective July 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, an amendment of SFAS No. 123 and 95, which requires all companies to measure compensation cost for all share-based payments, including employee stock options and other equity awards, at fair value. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. Compensation expense associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. We use the Black-Scholes option pricing model to determine the fair value of option awards and the market value on the date of the grant to determine the fair value of other equity awards. The measurement date for option and other equity awards is the date of grant. Changes to the underlying assumptions may have significant impact on the underlying fair value of option and other equity awards, which could have a material impact on our consolidated financial statements.

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

Our deferred tax assets represent net operating loss carry-forwards and temporary differences that will result in deductible amounts in future years if we have taxable income. Our ability to utilize net operating losses is limited in accordance with section 382 of the Internal Revenue Code. We reviewed significant transactions affecting Voxware’s capital structure and determined the most recent event triggering net operating loss limitations occurred in June 2003. Accordingly, our deferred tax assets consist primarily of losses incurred subsequent to June 2003. We have established a 100% valuation allowance against our net deferred tax assets based on estimates and certain tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will not be able to utilize the benefit of these tax assets to offset future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we may be required to adjust the valuation allowance in future years.

Our key accounting estimates and policies are reviewed with the Audit Committee of our Board of Directors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Results of Operations

Fiscal 2008 Versus Fiscal 2007

	Year Ended	% of Total	Year Ended	% of Total
	June 30, 2008	Revenue	June 30, 2007	Revenue	$ Change	% Change
	(In thousands)		(In thousands)		(In thousands)
Product revenues	$17,173	73%	$11,566	75%	$5,607	48%
Services revenues	6,211	27%	3,854	25%	2,357	61%
Total revenues	23,384	100%	15,420	100%	7,964	52%

Cost of product revenues	5,835	25%	3,785	24%	2,050	54%
Cost of services revenues	3,718	16%	2,713	18%	1,005	37%
Total cost of revenues	9,553	41%	6,498	42%	3,055	47%

Gross profit	13,831	59%	8,922	58%	4,909	55%

Research and development	3,830	16%	2,783	18%	1,047	38%
Sales and marketing	6,019	26%	5,394	35%	625	12%
General and administrative	3,414	14%	2,718	18%	696	26%
Total operating expenses	13,263	56%	10,895	71%	2,368	22%

Operating profit (loss)	568	3%	(1,973)	(13%)	2,541	N/A

Interest income, net	24	0%	37	0%	(13)	(35%)
Profit (loss) before income taxes	592	3%	(1,936)	(13%)	2,528	N/A

Provision for income taxes	(7)	(0%)	-	0%	(7)	N/A

Net profit (loss)	$585	3%	$(1,936)	(13%)	$2,521	N/A

Revenues

Our total revenues were $23,384,000 for the year ended June 30, 2008 compared to total revenues of $15,420,000 for the year ended June 30, 2007. The $7,964,000 (52%) increase in total revenues is primarily due to increases of $2,768,000 (75%) in licensing of software, $3,099,000 (52%) in revenues generated from the sale of hardware units and related accessories, $1,041,000 (71%) in professional services and $1,193,000 (54%) in software maintenance services. Product revenues accounted for 73% of revenues during the year ended June 30, 2008, as compared to 75% during the year ended June 30, 2007. Service revenues accounted for 27% of revenue during the year ended June 30, 2008, as compared to 25% during the prior year.

Product revenues include licensing of software, sales of hardware units and accessories, sales of extended hardware warranties and depot management services, and royalties from our legacy speech compression technology. Total product revenues increased $5,607,000 (48%) to $17,173,000 during the year ended June 30, 2008 from $11,566,000 in the year ended June 30, 2007. Software licenses increased $2,768,000 (75%) to $6,475,000 during the year ended June 30, 2008 from $3,707,000 in the year ended June 30, 2007. Sales of hardware units and accessories increased $3,099,000 (52%) to $9,086,000 during the year ended June 30, 2008 from $5,987,000 in the year ended June 30, 2007. Revenues from extended hardware warranties and depot management services decreased $237,000 (16%) to $1,205,000 during the year ended June 30, 2008 from $1,442,000 in the year ended June 30, 2007. The increase in product revenues during the year ended June 30, 2008 was primarily due to increases in the number of new customer sites running our software, the number of VoxBrowser software licenses, the related hardware units and accessories sold compared to the year ended June 30, 2007. The increase in the number of software licenses, hardware units and hardware accessories sold was primarily due to an increase in the number of new customer sites purchasing our solutions during the year ended June 30, 2008, as compared to the year ended June 30, 2007. The decrease in extended hardware warranties and depot management services decreased due to the termination at December 31, 2007 of a contract to provide depot management services to one customer. As a result of the introduction of Voxware 3, which is not dependent on our proprietary hardware platform, we anticipate that software licenses will account for a greater percentage of product revenues in the future, with less emphasis on sales of new or upgraded hardware units. Software licenses contributed 38% of product revenues during the year ended June 30, 2008, as compared to 32% during the year ended June 30, 2007. In addition, we expect that a greater percentage of hardware sales will be derived from accessories, rather than hardware units, as more hardware manufacturers and resellers enter the marketplace. Accessories generally provide higher gross margin percentages than hardware unit sales. For the year ended June 30, 2008, accessories accounted for 48% of hardware revenues, as compared to 39% for the year ended June 30, 2007. However, we cannot predict the rate of future growth or the relative mix of products and services.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities, and travel charges billed to customers for costs incurred while providing services. For the year ended June 30, 2008, services revenues totaled $6,211,000, an increase of $2,357,000 (61%) from services revenues of $3,854,000 for the year ended June 30, 2007. Professional services increased $1,041,000 (71%) from $1,461,000 during the year ended June 30, 2007 to $2,502,000 during the year ended June 30, 2008, reflecting the increase in the number of new sites at which our solutions were first deployed. Voxware 3 provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, and despite the increase in professional services revenues during the year ended June 30, 2008, as compared to the year ended June 30, 2007, professional services revenues for new customers may decline in the future. Software maintenance support services increased $1,193,000 (54%) from $2,219,000 during the year ended June 30, 2007 to $3,412,000 during the year ended June 30, 2008. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold. Billed travel costs increased $123,000 (71%) to $297,000 during the year ended June 30, 2008 from $174,000 during the year ended June 30, 2007. The increase in billed travel costs reflects the increase in the number of sites implementing our solutions.

Cost of Revenues

Total cost of revenues increased $3,055,000 (47%) from $6,498,000 for the fiscal year ended June 30, 2007 to $9,553,000 for the fiscal year ended June 30, 2008.

Cost of product revenues increased $2,050,000 (54%) from $3,785,000 in the year ended June 30, 2007, to $5,835,000 in the year ended June 30, 2008. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is our manufacturing staff, which was comprised of 5 individuals as of June 30, 2008, as compared to 3 individuals as of June 30, 2007. The increase in cost of product revenues is primarily attributable to an increase of $1,827,000 for direct material costs and $125,000 for freight charges, which were primarily due to increases in hardware unit sales and average cost per unit during the year ended June 30, 2008, as compared to the year ended June 30, 2007. Labor related costs increased $82,000 during the year ended June 30, 2008, as compared to the year ended June 30, 2007, due to the larger staff size. We expect software licensing to account for a higher percentage of product revenues in the future. Accordingly, cost of product revenues, as a percentage of product revenues, may gradually decline, so that our margins earned on product revenues may increase. However, any such increases in gross margin percentages may be offset if end users seek to purchase portable computer hardware units and related accessories directly from us versus through third-party partners, as the gross margin on sales of hardware is lower than that on sales of software.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers to implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses. Our customer support and professional services staff was comprised of 23 individuals as of June 30, 2008, as compared to 20 individuals as of June 30, 2007. Cost of services revenues increased $1,005,000 (37%) from $2,713,000 in the year ended June 30, 2007 to $3,718,000 in the year ended June 30, 2008. Project costs incurred during the year ended June 30, 2008 exceeded project costs incurred during the year ended June 30, 2007 by $719,000. Travel costs, primarily associated with customer projects, increased $156,000 and labor costs increased $78,000 during the year ended June 30, 2008, as compared to the year ended June 30, 2007. Charges for outside services increased by $79,000 during the year ended June 30, 2008, as compared to the year ended June 30, 2007. The cost increases were partially offset by decreases of $60,000 in office related charges.

Operating Expenses

Total operating expenses increased by $2,368,000 (22%) to $13,263,000 in the fiscal year ended June 30, 2008 from $10,895,000 in the fiscal year ended June 30, 2007. As of June 30, 2008, headcount associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 56 individuals compared to 46 individuals as of June 30, 2007.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our research and development team was comprised of 23 individuals as of June 30, 2008 compared to 20 individuals as of June 30, 2007. Our research and development expenses increased $1,047,000 (38%) to $3,830,000 in the year ended June 30, 2008 from $2,783,000 in the year ended June 30, 2007, as we continue to make investments in our new product development. Labor costs, net of costs allocated to or from professional services and customer support, increased $424,000 during the year ended June 30, 2008, as compared to the year ended June 30, 2007. Labor charges for the year ended June 30, 2008 included $71,000 related to the tender offer closed on November 19, 2007, which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under Section 409A. In addition, the cost of outside development services increased by $419,000, recruiting costs increased by $82,000, travel costs increased by $63,000 and office expenses increased by $48,000. We anticipate research and development expenses during fiscal year 2009 may be higher than those costs incurred during fiscal year 2008, as we continue to enhance Voxware 3 and hire additional development staff.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show and other lead generation expenses. Our sales and marketing staff was comprised of 22 individuals as of June 30, 2008, compared to 16 individuals as of June 30, 2007. Sales and marketing expenses increased $625,000 (12%) to $6,019,000 in the year ended June 30, 2008 from $5,394,000 in the year ended June 30, 2007, reflecting our focus on expanding customer base and channel partner relationships both domestically and abroad. The change in sales and marketing expenses is due primarily to increases of $827,000 in compensation costs due to increased headcount and increased revenue related commission expense, $121,000 in marketing program costs, $110,000 in recruiting charges associated with staff hired during the year ended June 30, 2008 and $72,000 in employee training programs. These increases were partially offset by decreases of $201,000 in costs incurred by customer support and professional services staff in support of our sales activities, $16,000 in travel costs and $30,000 in equipment and supplies. Sales and marketing costs were reduced during the year ended June 30, 2008 by $179,000 of charges accrued in prior years that the Company determined would not be paid. Labor charges for the year ended June 30, 2008 included $12,000 related to the tender offer closed on November 19, 2007, which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under Section 409A. We expect to continue investing additional resources in the expansion of our marketing programs and channel partner relationships. Due to the significant lead time required to identify, engage, and train third-party partners in the sale and development of Voxware 3 solutions, we anticipate sales and marketing expenses during fiscal year 2009 may be higher than those costs incurred during fiscal year 2008.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 11 individuals as of June 30, 2008 and 10 individuals as of June 30, 2007. General and administrative expenses increased $696,000 (20%) to $3,414,000 in the year ended June 30, 2008 from $2,718,000 in the year ended June 30, 2007. Total labor compensation costs were $412,000 higher during the year ended June 30, 2008 than during the year ended June 30, 2007. This increase includes an increase of $508,000 for non-cash share based compensation charges, partially offset by one-time severance-related costs of $270,000 associated with the November 2006 reduction in force. In addition, we experienced increases of $239,000 in outside professional services. Bad debt charges were $136,000 during the year ended June 30, 2008, as compared to $1,000 during the year ended June 30, 2007, due to the sufficiency of the accounts receivable reserve at that date. We experienced a gain of $129,000 from fluctuations in foreign currency exchange rates during the year ended June 30, 2008, as compared to a gain of $89,000 during the year ended June 30, 2007, a change of $40,000. During the year ended June 30, 2008, costs associated with being a publicly traded company were $28,000 lower than during the year ended June 30, 2007. General and administrative costs were reduced during the year ended June 30, 2008 by $134,000 of charges accrued in prior years that the Company determined would not be paid.

Interest Income, net

Interest income earned is reported net of interest expense. Net interest income was $24,000 for the year ended June 30, 2008, compared to $37,000 for the year ended June 30, 2007, a decrease of $13,000. Interest income decreased $63,000 from $207,000 during the year ended June 30, 2007 to $144,000 during the year ended June 30, 2008 due primarily to declining interest rates and lower balances of invested funds. Interest expense decreased $50,000 from $170,000 during the year ended June 30, 2007 to $120,000 during the year ended June 30, 2008 due primarily to declining debt levels.

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

The provision for income taxes was $7,000 for the year ended June 30, 2008, as compared $0 for the year ended June 30, 2007. We had a profit before taxes of $592,000 for accounting purposes during the year ended June 30, 2008, compared to a loss before taxes of $1,936,000 during the year ended June 30, 2007. The provision for income taxes is primarily the result of federal and state alternative minimum tax regulations, which prevent us from fully utilizing our net operating losses.

Liquidity and Capital Resources

As of June 30, 2008, we had $3,503,000 in cash and cash equivalents, compared to $4,961,000 in cash and cash equivalents as of June 30, 2007, a decrease of $1,458,000. Our working capital as of June 30, 2008 was $3,799,000, compared to $3,281,000 as of June 30, 2007, an increase of $518,000.

Net cash used in operating activities totaled $234,000 for year ended June 30, 2008, primarily consisting of decreases of $720,000 in accounts payable and accrued expenses and $579,000 in deferred revenues, and increases of $1,032,000 in accounts receivable and $436,000 in prepaid expenses and other assets, offset by a net profit of $585,000, a decrease of $513,000 in inventory and $105,000 in deferred project costs. Cash used in operating activities was offset by non-cash charges totaling $1,330,000, consisting of $898,000 of share based compensation, $279,000 of depreciation and amortization, a $136,000 increase in the provision for bad debts, and the recognition of accumulated other comprehensive losses related to foreign currency adjustments upon the liquidation of Voxware, n.v. in the amount of $17,000. The reduction in accounts payable and accrued expenses is primarily a function of payments of inventory and other accruals recorded as of June 30, 2007. The decrease in deferred revenues is due primarily to the timing of maintenance billings throughout the year and the completion of customer implementation projects. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the year, but were impacted by increased billings during the year ended June 30, 2008 as compared to the year ended June 30, 2007. The decrease in inventory is primarily due to the delivery to our customer in July 2007 of a significant inventory order that we received in June 2007. Share based compensation charges relate to grants of restricted stock units and stock options. These charges are expected to increase during fiscal year 2009 due to the grants during the year ended June 30, 2008 of approximately 306,000 restricted stock units and options to purchase approximately 437,000 shares of Common Stock. The increases in prepaid expenses and other assets is due primarily to the prepaid portion of contracts providing outsourced hardware warranty services and deposits for new office leases. For the year ended June 30, 2007, net cash used in operating activities totaled $1,546,000, primarily consisting of a net loss of $1,936,000 and increases of $2,859,000 in accounts receivable and $417,000 in inventory, offset by an increase in deferred revenues of $1,776,000, an increase of $1,713,000 in accounts payable and accrued expenses, and non-cash charges of $512,000 primarily for depreciation and amortization and share based compensation. The increases in accounts receivable primarily reflects revenues of $4,904,000 for the three months ended June 30, 2007, which were $1,419,000 higher than for the three months ended June 30, 2006. Additionally, the increase in accounts receivable reflects increased software maintenance and extended hardware warranty billings, and the impact of foreign sources of revenue, which generally require a longer collection cycle. Increases in deferred revenues are primarily due to the timing of maintenance billings throughout the year, which were higher during the year ended June 30, 2007 than during the year ended June 30, 2006 and new customer site implementations during the year ended June 30, 2007. The increase in inventory is primarily due to the receipt in June 2007 of a significant inventory order that we delivered to our customer in July 2007. Changes in accounts payable and accrued expenses are primarily a function of the timing of the recording of expenses versus related payments. Accounts payable and accrued expenses as of June 30, 2007 includes $1,029,000 more of inventory purchases and $718,000 more in accruals of operating costs than at June 30, 2006. Non-cash charges during the year ended June 30, 2007 consisted primarily of depreciation and amortization costs and share based compensation, and were $4,009,000 less than for the year ended June 30, 2006.

Net cash used in investing activities totaled $583,000 during the year ended June 30, 2008 and $183,000 during the year ended June 30, 2007, due to purchases of property and equipment for the new premises leased at Cambridge, MA and Hamilton, NJ.

Net cash used in financing activities totaled $641,000 during the year ended June 30, 2008, compared to $219,000 used in financing activities during the year ended June 30, 2007. During the year ended June 30, 2008, we repaid $687,000 against term loans with Silicon Valley Bank, or SVB. We received net proceeds in the amount of $46,000 from the exercise of stock options during the year ended June 30, 2008. During the year ended June 30, 2007, we received proceeds of $1,800,000 and $3,000,000, respectively against our working line of credit and term loan with SVB and $209,000 from the exercise of stock options. Also during the year ended June 30, 2007, we repaid $3,100,000 against the working line of credit and $2,128,000 against term loans with SVB.

On February 15, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market, Inc., or NASDAQ, indicating that the NASDAQ staff had determined that we did not comply with or satisfy NASDAQ Marketplace Rule 4310(c)(2)(B) for continued listing on the NASDAQ Capital Market, which requires that we maintain minimum stockholders equity of $2,500,000, $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On March 2, 2007, we provided the NASDAQ staff with our specific plan to achieve and sustain compliance with the NASDAQ Capital Market listing requirements, including the time frame for completion of the plan. In response thereto, we received, on March 23, 2007, a determination from the NASDAQ staff a notice denying our request for continued listing on The NASDAQ Capital Market, or the Determination, as a result of our failure to comply with or satisfy NASDAQ Marketplace Rule 4310(c)(2)(B). In response to the Determination, we requested a hearing before the NASDAQ Listing Qualifications Panel, or the Panel, to appeal the Determination and seek continued listing on The NASDAQ Capital Market. We were granted a hearing before the Panel, scheduled for May 10, 2007. On May 1, 2007, we reported stockholders' equity of $2,556,000 in our Form 10-QSB for the period ended March 31, 2007. In response to this filing, we received a letter from the NASDAQ Stock Market Inc. indicating that our stockholders’ equity balance again satisfied NASDAQ Marketplace Rule 4310(c)(2)(B) for continued listing on the NASDAQ Capital Market as we regained a minimum stockholders' equity of $2,500,000. Accordingly, the hearing before the NASDAQ Listing Qualifications Panel scheduled for May 10, 2007 to appeal the Determination was cancelled. In order to assist our efforts to sustain compliance with NASDAQ Marketplace Rule 4310(c)(2)(B), certain stockholders agreed in April 2007 to exercise warrants to purchase Common Stock if requested in writing by us. Under the terms of the agreement, the stockholders would, upon written request from us, exercise warrants to purchase up to 354,322 shares of Common Stock on or before June 30, 2008. In the event that all of the warrants were exercised, we would have received cash proceeds increasing stockholders equity by $500,000. We were in compliance with the requirements for continued listing on The NASDAQ Capital Market as of June 30, 2008, and the agreement with stockholders terminated without the exercise of warrants to purchase any shares.

On October 19, 2007, we commenced a formal tender offer which allowed our employees to tender certain stock options for amendment in order to avoid potential adverse tax consequences for below market options under section 409A of the Internal Revenue Code, or Section 409A, which closed on November 19, 2007. The 67,669 option shares covered by the tender offer had exercise prices per share that were less than the closing trading value of our common stock on the OTC Bulletin Board on the option grant date. The options covered by the tender offer were issued with exercise prices per share equal to what we believed to be market value; however, these prices varied from the trading value of our stock on the OTC Bulletin Board. Pursuant to the tender offer, we canceled the tendered options and issued in replacement thereof a new option with the same terms as the cancelled option, except the exercise price per share is equal to the lower of (a) the trading value per share of our common stock on the date that original options were granted and (b) the trading value per share of our common stock on the expiration date of the tender offer, but in no event will such exercise price be less than the exercise price in effect for the cancelled options. To the extent that the exercise price of a new option was higher than the exercise price of the cancelled option, the affected employee received a bonus, paid in January 2008, in an amount equal to the increased cost to the employee of exercising the option. The bonus amounts paid to the affected employees equaled $118,000 in the aggregate. We recognized a one-time charge of $118,000 relating to the tender offer.

We initially entered into a credit facility with SVB on December 30, 2003 which was fully paid in December 2006. The following facilities were outstanding during fiscal years 2007 and 2008:

A $1,500,000 term loan was payable in monthly installments over a 36-month period commencing February 1, 2004. The final term loan payment was made on December 1, 2006.

A $1,000,000 equipment line of credit, or the Equipment Line, secured by all of the Company’s personal property was first drawn upon on December 16, 2005. We were required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $16,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of June 30, 2008 was $66,000.

On May 24, 2006, we entered into a Loan and Security Agreement with SVB, or the 2006 Facility, providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit, or the Revolver, and a $1,500,000 Non-Formula Term Loan, or the 2006 Term Loan, to fund our anticipated working capital needs. The Revolver was initially available until October 31, 2007. The 2006 Term Loan is to be repaid in 36 equal monthly payments of principle and interest, commencing on April 1, 2007, and has an outstanding balance of $875,000 at June 30, 2008 and $1,375,000 at June 30, 2007. Monthly principle payments total approximately $42,000. Amounts outstanding under the 2006 Term Loan bear interest at June 30, 2008 at a rate of 6.75%, calculated as prime plus 1.75%.

On February 13, 2008, with an effective date of December 27, 2007, we entered into a second loan modification agreement, or the SLMA, with SVB, renewing the existing Revolver, to expire on February 11, 2009, revising the terms of the existing Term Loan, and providing for a new $600,000 revolving equipment line of credit, or the Equipment Revolver. The terms to the Revolver remained materially the same, except that the borrowing base advance rate was increased from 75% to 80% of Eligible Accounts (as defined in the SLMA). Amounts outstanding under the Revolver bear interest at a rate equal to prime plus 0.5%. The terms to the 2006 Term Loan remained materially the same, except the interest rate was adjusted such that amounts outstanding under the 2006 Term Loan will bear interest at a rate of prime plus 1.75%. The availability under the Equipment Revolver is limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA), and such borrowing base shall include up to 25% of "soft" costs (e.g., shipping, installation, taxes, warranty charges and freight discounts). At the time of an advance under the Equipment Revolver, at our choice, amounts outstanding under the Equipment Revolver bear interest at a rate equal to either (i) the greater of (a) 6.75%; and (b) the amount equal to the prime rate plus 1.0%; or (ii) a fixed rate equal to 8.25%. The repayment of any funds drawn against the Equipment Revolver shall be made in 36 equal monthly payments following each new advance under the Equipment Revolver. The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. No funds were drawn against the Equipment Revolver as of June 30, 2008, however, we borrowed approximately $451,000 against the Equipment Revolver in July 2008.

The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of June 30, 2008, amounts outstanding under the Revolver bear interest at the rate of 5.50%, calculated as prime plus 0.5%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at June 30, 2008 or June 30, 2007.

We continue to expand our partnership channel, with particular emphasis on the development of relationships with mobile computer equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. Partnership channel sales accounted for 13% of our revenues during the year ended June 30, 2008, as compared to 5% during the year ended June 30, 2007, and is expected to contribute a higher percentage of revenue in the future. With the introduction of Voxware 3 and VoxBrowser, independent third-party partners are able to develop and deliver voice-enabled logistics solutions on other manufacturers’ hardware. As a result of the partner relationships and product offerings, a greater percentage of revenue is likely to be derived in the future from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. However, we can provide no assurance that this expected long-term trend will be true in any specific period. Software licenses contributed 28% of revenues for the year ended June 30, 2008, compared to 24% of revenue for the year ended June 30, 2007. The initial production implementations of Voxware 3 at customer facilities occurred during the fourth quarter of fiscal 2007. For the year ended June 30, 2008, we earned gross margin from software licenses of 99%, as compared to 39% for sales of hardware units and related accessories . The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. The anticipated trend towards a more profitable mix of revenue may provide higher liquidity and improved cash flow.

In an effort to realign resources away from labor intensive, highly customized software solutions in favor of more productized offerings, the Company enacted a cost restructuring plan in November 2006. We eliminated 21 staff positions during the second quarter of fiscal 2007 through attrition and a reduction in force, representing approximately 24% of our workforce. The eliminated positions were primarily focused on the development, support and marketing of our older VLE product line. Subsequent to the November 2006 staff reduction, we added new staff positions primarily focused on the development, support and marketing of our Voxware 3 product line. As a result of these costs added during fiscal 2008, our operating costs during fiscal 2009 may exceed fiscal 2008 levels.

The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, combined with the seasonal impact of the typically slower summer months, our revenue during the first quarter of fiscal 2009 will likely be lower than quarterly revenues reported for fiscal 2008. However, our customer base continues to expand, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings and new customers brought to us through direct sales efforts, VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2009. Revenue from new customers, including those brought to us through VARs and other channel partners, grew faster than revenue from existing customers during the year ended June 30, 2008, and these customers are expected to contribute a higher percentage of our total revenues during fiscal year 2009 than during fiscal year 2008. We generated net profits during the year ended June 30, 2008 due to increased revenues, a greater percentage of revenues derived from higher margin software licenses and the cost savings realized from the staff reduction that we undertook during the second quarter of fiscal year 2007. We expect revenues will generally increase beyond fiscal 2009, although we can provide no assurances that revenues earned in any given fiscal quarter or year will exceed the preceding fiscal quarter or year. Furthermore, we anticipate that in some fiscal quarters and years, costs will exceed revenues. Also, $1,465,000 was available under the Revolver with SVB as of June 30, 2008, which is available for short-term operating needs. Approximately $451,000 was borrowed in July 2008 under the Equipment Revolver. In addition, we believe we are able to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. Due to a greater emphasis on sales of higher margin product and the availability of cash through existing relationships with SVB, we believe that we have adequate capital resources available to fund our operations through June 30, 2009.

As of June 30, 2008, 12,000,000 shares of our Common Stock were authorized, of which 6,488,529 were issued and outstanding. The following table summarizes the dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike price exceeds the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of June 30, 2008

Common stock issued and outstanding as of June 30, 2008	6,488,529

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,155,474
Outstanding options to purchase common stock *	927,350
Unissued restricted stock units	244,794
Common stock plus dilutive instruments outstanding	8,816,147
Options to purchase common stock available to issue
pursuant to various stock option plans	216,801
Common stock outstanding if all dilutive instruments
are converted and exercised	9,032,948

*	Includes all "in-the-money" and "out-of-the-money" warrants and options.

Effect of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. We are required to adopt SFAS 157 as of July 1, 2008. Management does not believe the adoption of SFAS 157 will have a material effect on our reported financial results.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", or SFAS 159. SFAS 159 defines fair value, permits optional fair value reporting of certain assets and liabilities in lieu of historical cost reporting. We are required to adopt SFAS 159 as of July 1, 2008. Management does not believe the adoption of SFAS 157 will have a material effect on our reported financial results.

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

We also maintain a credit facility with SVB that includes a term loan, equipment line of credit and working capital line of credit. In addition, this credit facility provides additional borrowing capacity as of June 30, 2008 via an asset-based revolving line of credit and term loan. Interest on this credit facility is based on the prime interest rate. Interest rate changes would impact our interest income earned, but would be partially offset by changes to our interest expense charges. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Foreign Currency Exchange Rate

We frequently denominate our sales to certain European customers in Euros and Pound Sterling. Although we do not currently hedge certain balance sheet exposures and inter-company balances against future movements in foreign currency exchange rates, we do anticipate exploring using foreign exchange contracts in the future. We did not hold derivative financial instruments for trading purposes during fiscal years 2008 and 2007.

ITEM 7.	FINANCIAL STATEMENTS.

The financial statements and supplementary data required by this Item are included in this Annual Report on Form 10-KSB beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T).	CONTROLS AND PROCEDURES.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decision regarding disclosures.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes.

There were no changes during the quarter ended June 30, 2008 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008 utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by our management, we determined that the Company’s internal control over financial reporting was effective as of June 30, 2008. Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008 has not been audited.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 10.	EXECUTIVE COMPENSATION.

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The discussion under the heading “Certain Relationships and Related Transactions” and “Board Independence” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

(a)	Exhibit No.		Description
	2.1		Asset Purchase Agreement, dated as of February 4, 1999, by and between Ascend Communications, Inc. and Voxware, Inc.**(1)

	3.1	(a)	Amended and Restated Certificate of Incorporation**(8)

	3.1	(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 30, 2003.**(9)

	3.1	(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 30, 2004.**(10)

	3.1	(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 29, 2004.**(13)

	3.1	(e)	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, as filed with the Secretary of State of the State of Delaware on November 28, 2005.**(12)

	3.1	(f)	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 13, 2007.**(19)

3.2	Second Amended and Restated Bylaws.**(18)

4.1	Stock Restriction and Registration Rights Agreement, dated April 4, 2000, by and among Voxware, Inc., Verbex Acquisition Corporation, InRoad, Inc. and Stratos Product Development LLC.**(3)

4.2	Form of Warrant issued to InRoad, Inc., dated April 4, 2000.**(3)

4.3	Warrant issued to Stratos Product Development, LLC, dated April 4, 2000.**(3)

4.4	Amendment to Warrants, dated as of July 7, 2003, by and among Voxware, Inc. and Stratos Product Development, LLC and InRoad, Inc.**(13)

4.5	Form of Common Stock Purchase Warrant.**(7)

4.6	Form of Common Stock Purchase Warrant issued to Ridgecrest Capital Partners.**(7)

4.7	Form of Series D Convertible Preferred Stock Purchase Warrant.**(7)

4.8	Form of Series D Convertible Preferred Stock Purchase Warrant to be issued to Edison Venture Fund V, L.P., dated December 30, 2003.**(9)

4.9	Form of Series D Convertible Preferred Stock Purchase Warrant to be issued to Cross Atlantic Technology Fund II, L.P., dated December 30, 2003.**(9)

4.10	Form of Common Stock Purchase Warrant issued to former holders of Series D Convertible Preferred Stock Purchase Warrants (see Exhibits 4.7, 4.8 and 4.9).**(13)

4.11	Form of Common Stock Purchase Warrant issued to Mufson Howe Hunter & Company LLC, dated August 11, 2005.**(13)

4.12	Form of Common Stock Purchase Warrant issued to Alan A. Nash, dated August 11, 2005.**(13)

4.13	Form of Common Stock Purchase Warrant issued to Duncan J. L. Fitzwilliams, dated August 11, 2005.**(13)

4.14	Form of Common Stock Purchase Warrant issued to Emma Smith, dated August 11, 2005.**(13)

10.1	Voxware, Inc. 1994 Stock Option Plan.**(2)

10.2	Form of Voxware, Inc. Stock Option Agreement.**(2)

10.3	Form of Indemnification Agreement.**(2)

10.4	Securities Purchase Agreement, dated as of August 10, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)

10.5	Registration Rights Agreement, dated as of August 15, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(4)

10.6	Securities Purchase Agreement, dated as of April 19, 2001, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, together with the form of Additional Share Warrant attached as an exhibit thereto.**(5)

10.7	Registration Rights Agreement, dated as of April 19, 2001, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, together with the form of Remedy Warrant attached as an exhibit thereto.**(5)

10.8	Voxware, Inc. 1998 Stock Option Plan for Outside Directors.**(6)

10.9		Voxware, Inc. Plan to Pay Non-Employee Directors an Annual Retainer.**(6)

10.10		Series D Convertible Preferred Stock Purchase Agreement, dated as of April 16, 2003, by and among Voxware, Inc. and the Purchasers thereto.**(7)

10.11		Exchange Agreement, dated as of April 16, 2003, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC**(7).

10.12		Exchange Agreement, dated as of April 16, 2003, by and among Voxware, Inc. and certain holders of its Series C Convertible Preferred Stock.**(7)

10.13		Exchange Agreement, dated as of April 16, 2003, by and among Voxware, Inc., Creafund n.v., Avvision BVBA, BVBA Com2Wizards, Eurl Val D Auso and Wim Deneweth.** (7)

10.14		Settlement Agreement, dated as of April 16, 2003, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(7)

10.15		Investor Rights Agreement, dated as of June 27, 2003, by and between Voxware, Inc. and the Investors thereto.**(8)

10.16		Stockholders Agreement, dated as of June 27, 2003, by and between Voxware, Inc. and the Holders and Investors listed on Schedule 1 thereto.**(8)

10.17		Voxware, Inc. 2003 Stock Option Plan.**(8)

10.18		Form of Voxware, Inc. Stock Option Agreement.**(8)

10.19		Loan and Security Agreement, dated as of December 29, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(9)

10.20		Intellectual Property Security Agreement, dated as of December 29, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(9)

10.21		Unconditional Guaranty of Edison Venture Fund V, L.P., as guarantor, dated as of December 29, 2003.**(9)

10.22		Unconditional Guaranty of Cross Atlantic Technology Fund II, L.P., as guarantor, dated as of December 29, 2003.**(9)

10.23	#	Indemnification Agreement, dated June 21, 2004, by and between Voxware, Inc. and Paul Commons.**(13)

10.24		Form of Common Stock Purchase Agreement, dated as of August 11, 2005, by and between Voxware, Inc. and certain accredited investors.**(11)

10.25		Form of Amendment No. 2 to Stockholders Agreement, dated as of August 11, 2005, by and between Voxware, Inc. and certain accredited investors.**(11)

10.26		Form of Amended and Restated Investor Rights Agreement, dated as of August 11, 2005, by and between Voxware, Inc. and certain accredited investors.**(11)

10.27		License, Development and Reseller Agreement, dated as of September 26, 2005, by and between Voxware, Inc. and LXE, Inc.**†(16)

10.28		Amended and Restated Loan and Security Agreement dated as of January 3, 2007, and effective as of December 29, 2006 between Silicon Valley Bank and Voxware, Inc.**(14)

10.29		First Loan Modification Agreement dated as of February 1, 2007 between Silicon Valley Bank and Voxware, Inc.**(15)

10.30		Loan and Security Agreement dated as of January 3, 2007 and effective as of December 29, 2006 between Silicon Valley Bank and Voxware, Inc.** (14)

10.31		Amendment to Loan Arrangement with Voxware, Inc., dated as of January 3, 2007, from Verbex Acquisition Corporation.** (14)

10.32	#	Executive Employment Agreement, dated as of September 14, 2007, between Voxware, Inc. and Scott J. Yetter.** (17)

10.33		Second Loan Modification Agreement, dated as of February 13, 2008, and effective as of December 27, 2007, between Silicon Valley Bank and Voxware, Inc.**(29)

10.34		Lease Agreement, dated as of December 3, 2007, by and between Voxware, Inc. and 240 Princeton TCI Associates, LLC.**(19)

10.35		2007 Amendment to 2003 Stock Incentive Plan.**(19)

21.1		Subsidiaries of Voxware, Inc.**(8)

23.1		Consent of BDO Seidman, LLP*

31.1		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2		Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1		Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2		Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________________

*	Filed herewith.

**	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

(1)	Filed in connection with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.

(2)	Filed in connection with the Company’s Registration Statement on Form S-1 (File Number 33-08393).

(3)	Filed in connection with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(4)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on August 16, 2000.

(5)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on April 20, 2001.

(6)	Filed in connection with the Company’s Registration Statement on Form S-8 (File Number 33-33342).

(7)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on April 17, 2003.

(8)	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

(9)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on January 6, 2004.

(10)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on May 7, 2004.

(11)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on August 11, 2005.

(12)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on November 29, 2005.

(13)	Filed in connection with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

(14)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on January 8, 2007.

(15)	Filed in connection with the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2006.

(16)	Filed in connection with the Company's Quarterly Report on Form 10-QSB/A for the fiscal quarter ended September 30, 2005.

(17)	Filed in connection with the Company’s Current Report on Form 8-K filed on September 17, 2007.

(18)	Filed in connection with the Company’s Current Report on Form 8-K filed on October 17, 2007.

(19)	Filed in connection with the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The discussion under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXWARE, INC.

By:	/s/ Scott J. Yetter
Scott J. Yetter, President and Chief Executive Officer

Date: September 29, 2008

In accordance with the Exchange Act, this report has been signed below be the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph A. Allegra	Chairman and Director	September 29, 2008
Joseph A. Allegra

/s/ Scott J. Yetter	President and Chief Executive Officer	September 29, 2008
Scott J. Yetter	(principal executive officer)

/s/ William G. Levering, III	Chief Financial Officer	September 29, 2008
William G. Levering, III	(principal financial
and principal accounting officer)

/s/ James L. Alexandre	Director	September 29, 2008
James L. Alexandre

/s/ Donald R. Caldwell	Director	September 29, 2008
Donald R. Caldwell

/s/ Don Cohen	Director	September 29, 2008
Don Cohen

/s/ Robert Olanoff	Director	September 29, 2008
Robert Olanoff

/s/ David J. Simbari	Director	September 29, 2008
David J. Simbari

VOXWARE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Voxware, Inc.
Hamilton, NJ

We have audited the accompanying consolidated balance sheets of Voxware, Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voxware, Inc. and subsidiaries at June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Bethesda, Maryland
September 26, 2008

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2008	June 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,503	$4,961
Accounts receivable, net of allowance for doubtful accounts of $201 and
$104 at June 30, 2008 and June 30, 2007, respectively	6,134	5,238
Inventory, net	533	1,046
Deferred project costs	163	268
Prepaids and other current assets	380	207
Total current assets	10,713	11,720

PROPERTY AND EQUIPMENT, NET	663	359
OTHER ASSETS	316	53
TOTAL ASSETS	$11,692	$12,132

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$566	$687
Accounts payable and accrued expenses	3,305	4,025
Current portion of deferred revenues	3,043	3,727
Total current liabilities	6,914	8,439
Long-term portion of deferred revenues	105	-
Long-term debt, net of current maturities	375	941
Total liabilities	7,394	9,380

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 12,000,000 shares authorized as of
June 30, 2008 and June 30, 2007; 6,488,529 and 6,368,963
shares issued and outstanding at June 30, 2008 and
June 30, 2007, respectively	6	6
Additional paid-in capital	79,032	78,088
Accumulated deficit	(74,740)	(75,325)
Accumulated other comprehensive loss	-	(17)
Total stockholders' equity	4,298	2,752
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,692	$12,132

See accompanying summary of accounting policies and notes to consolidated financial statements.

     Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended June 30,
	2008	2007
REVENUES
Product revenues	$17,173	$11,566
Services revenues	6,211	3,854
Total revenues	23,384	15,420

COST OF REVENUES
Cost of product revenues	5,835	3,785
Cost of services revenues	3,718	2,713
Total cost of revenues	9,553	6,498

GROSS PROFIT	13,831	8,922

OPERATING EXPENSES
Research and development	3,830	2,783
Sales and marketing	6,019	5,394
General and administrative	3,414	2,718
Total operating expenses	13,263	10,895

OPERATING PROFIT (LOSS)	568	(1,973)

INTEREST INCOME, NET	24	37

PROFIT (LOSS) BEFORE INCOME TAXES	592	(1,936)

PROVISION FOR INCOME TAXES	(7)	-

NET PROFIT (LOSS)	$585	$(1,936)

NET PROFIT (LOSS) PER SHARE
Basic	$0.09	$(0.31)
Diluted	$0.08	$(0.31)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
COMPUTING NET PROFIT (LOSS) PER SHARE
Basic	6,417	6,292
Diluted	7,139	6,292

See accompanying summary of accounting policies and notes to consolidated financial statements.

     Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common	Par Value
	Stock Number	$.001	Additional	Accumulated	Accumulated Other
	of Shares	Amount	Paid-in Capital	Deficit	Comprehensive Loss	Total
Balance, June 30, 2006	6,262,844	$6	$77,713	$(73,389)	$(3)	$4,327
Share-based compensation	-	-	166	-	-	166
Exercise of stock options	106,119	-	209	-	-	209
Comprehensive loss:
Net loss	-	-		(1,936)	-	(1,936)
Foreign currency translation
adjustment	-	-	-	-	(14)	(14)
Total comprehensive loss						(1,950)
Balance, June 30, 2007	6,368,963	$6	$78,088	$(75,325)	$(17)	$2,752
Share-based compensation	60,792	-	898	-	-	898
Exercise of stock options and warrants	58,774	-	46	-	-	46
Comprehensive income:
Net profit	-	-	-	585	-	585
Foreign currency translation
adjustment	-	-	-	-	17	17
Total comprehensive income						602
Balance, June 30, 2008	6,488,529	$6	$79,032	$(74,740)	$-	$4,298

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$585	$(1,936)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	279	212
Provision for doubtful accounts	136	1
Share based compensation	898	166
Amortization of capitalized software development costs	-	45
Recognition of foreign currency translation adjustment upon liquidation of Voxware, n.v.	17	-
Amortization of deferred financing costs	-	88
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(1,032)	(2,859)
Inventory	513	(417)
Deferred project costs	105	(214)
Prepaids and other current assets	(173)	(122)
Other assets	(263)	1
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(720)	1,713
Deferred revenues	(579)	1,776
Net cash used in operating activities	(234)	(1,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(583)	(184)
Proceeds from disposal of property and equipment	-	1
Net cash used in investing activities	(583)	(183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	-	3,000
Proceeds from short-term borrowings	-	1,800
Repayment of long-term debt	(687)	(2,128)
Repayment of short-term borrowings	-	(3,100)
Proceeds from exercise of stock options and warrants	46	209
Net cash used in financing activities	(641)	(219)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,458)	(1,948)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,961	6,909
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,503	$4,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$120	$83

See accompanying summary of accounting policies and notes to consolidated financial statements.

SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business Operations

Voxware, Inc. and subsidiaries (“Voxware”, or the “Company”) is a leading provider of software for voice recognition solutions that direct the work of the warehouse workforce. Warehouse workers, wearing headsets with microphones, speak back and forth to our voice applications. Since these workers can now work “hands and eyes free” when performing a wide array of tasks such as picking, putaway, and receiving , worker productivity typically increases while errors can be reduced. Voxware 3 offers multiple languages so companies can leverage non native speaking workers.

The Company’s primary software product is Voxware 3. Voxware 3 is a unique product in the supply chain market as it combines 1) a studio for designing and configuring voice solutions, 2) an open, standards-based environment and 3) a patented software technology for managing speech recognition within a web browser architecture. By using technology that leverages open, web-centric standards to integrate voice solutions within their overall IT infrastructures with a system that is configurable and adaptable, Voxware’s customers can respond to change rapidly. Thus, the Company finds its customers achieve benefits faster with less cost since systems can be implemented more rapidly using less resources.

A complete voice recognition solution combines software, hardware and professional services. The primary focus and the core of Voxware’s business is the software component of the solution. Customers may choose from a variety of certified hardware devices, which may or may not be supplied by Voxware. Customers may also choose to have solutions delivered by receiving services from the Company or from its certified partners that also resell the Voxware solution. Therefore, the software that both enables voice recognition and also facilitates the creation of voice applications or workflows is the foundation of the Company’s business.

The Company sells Voxware 3 primarily to large companies that operate warehouses and distribution centers. Voxware’s customers come from a variety of industry sectors, including food service, grocery, retail, consumer packaged goods, automotive parts, third-party logistics, publishing and wholesale distribution. The Company’s technology has the ability to integrate easily with an external warehouse management system, or WMS.

The Company also sells software and some hardware accessories to value-added resellers, or VARs, who in turn develop and deliver voice solutions based on Voxware software for their customers.

Voxware’s revenues are generated primarily from software license fees, maintenance fees, professional services and hardware products sales to both end customers and VARs.

The European customers accounted for 35% and 26% of the Company’s total revenue for fiscal years 2008 and 2007, respectively.

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

Revenue Recognition

Revenues are generated from licensing application software, selling related computer hardware and accessories and providing services, including professional deployment, configuration, customized application development, training services, software maintenance, extended hardware warranty and technical support services.

Product revenues consist of software license fees, sales of related computer hardware and accessories and extended hardware warranties. Revenues from the licensing of software is recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Revenues from the sale of hardware and accessories are generally recognized upon shipment. Agreements with some direct customers do not include an acceptance period, so revenues from the sale of hardware and accessories and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenues are recognized ratably over the life of the contract, which is generally either one year or three years. Channel partner revenue is recognized when the above four criteria are met. For the collectibility criteria, revenue from each channel partner is deferred until cash is collected unless a pattern of collectibility is established through actual transactions with each specific channel partner.

Services revenues consist of professional deployment, configuration, customized application development, training services, software maintenance and technical support services. Professional services revenues are generally recognized as the services are performed. For arrangements in which professional services are provided in conjunction with software, professional services revenues generated by services provided prior to delivery of software is deferred until delivery of all software. Revenues from maintenance and technical support, which typically consist of unspecified when-and-if-available product updates and customer telephone support services, is recognized ratably over the term of the service period, which is generally one year.

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9. SOP 97-2, as amended, requires that revenue recognized from multiple element arrangements that include software licenses be allocated to the various elements of the arrangement based on the fair values of the elements, such as hardware, deployment services and maintenance and technical support services. The Company follows the residual method of accounting under SOP 97-2, as amended. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair values, with the residual arrangement fee allocated to the delivered elements. The relative fair value of the undelivered elements included in the Company’s multi-element sales arrangements is based on vendor specific objective evidence, or VSOE.

VSOE of fair value exists for hardware elements sold separately. The Company determines the VSOE of fair value of hardware elements based on the price when it is sold separately. The Company determines VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of June 30, 2008, the Company believes that it has realized VSOE of the fair values for hardware, maintenance and professional services.

Deferred revenues consist of unearned customer deposits, extended hardware warranties, depot management service fees and PCS arrangements. Customer deposits are recognized as revenue upon customer acceptance of the underlying product and services in conjunction with the recognition of deferred project costs. PCS arrangements include software maintenance revenues. These arrangements, which sometimes include amounts bundled with initial revenues, are deferred upon invoicing and recognized as revenues over the term of the service period, which is typically one year. Revenues from extended hardware warranties are recognized over the term of the warranty, which is typically one year. Certain extended hardware warranty arrangements have a three year term. Revenues from depot management services, which were provided through December 2007, were recognized over the contract period.

The Company continues to generate royalty revenues from our legacy speech compression technology business, which was sold in 1999. Royalties are earned on technologies our customers incorporate into their products for resale pursuant to contracts expiring at various dates through December 31, 2009. Revenues are recognized at the time of the customers’ shipment of those products, as estimated based upon reports received periodically from our customers.

Travel costs associated with professional services and billed to customers are recorded as services revenues at the time they are incurred by Voxware. Services revenues included billed travel costs totaling $297,000 and $174,000, respectively, during the years ended June 30, 2008 and 2007.

Research and Development

Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines technological feasibility as the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to SFAS 86, the working model is generally deemed to exist with commencement of beta testing. No costs associated with the development of software products were capitalized during the years ended June 30, 2008 and 2007 as technological feasibility is achieved substantially at the time the software is released for general sale to our customers.

Net Profit (Loss) Per Share

The Company computes net profit (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic net profit (loss) per share is calculated by dividing net profit (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net profit (loss) per share is calculated by dividing net profit (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. The impact at June 30, 2008 of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 722,000 shares is included in the calculation of diluted net profit (loss) per share for the year ended June 30, 2008. The impact of the assumed exercise of approximately 42,000 restricted stock units at June 30, 2008 is anti-dilutive and as such, this has been excluded from the calculation of diluted net profit (loss) per share. As the Company had a net loss applicable to common stockholders during the year ended June 30, 2007, the impact of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 1,706,000 shares at June 30, 2007 is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted net profit (loss) per share

Cash and Cash Equivalents

The Company currently maintains an investment portfolio consisting mainly of cash equivalents. Cash and cash equivalents consist of investments in highly liquid short-term instruments (short-term bank deposits and commercial paper) with maturities of 90 days or less from the date of purchase.

Accounts Receivable and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days, depending on contractual terms. Unpaid accounts do not bear interest. Accounts receivable are stated at the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoice.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews certain specific accounts receivable balances and, based on an assessment of the collectibility of specific customer accounts and an assessment of international and economic risk, estimates the portion, if any, of the balance that will not be collected. All other accounts have a general reserve percentage applied to their balance based on the age of the receivable. The Company performed a detailed review of the allowance for doubtful accounts as of June 30, 2008. Bad debt expense for the year ended June 30, 2008 in the amount of $136,000 is net of a reduction of $94,000 resulting from the review of the allowance for doubtful accounts at that date.

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

Stock Based Compensation

Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), an amendment of FASB Statements No. 123 and 95, which requires all companies to measure compensation cost for all share-based payments, including employee stock options and other equity awards, at fair value. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. Compensation expense associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of option awards and the market value on the date of the grant to determine the fair value of other equity awards. The measurement date for option and other equity awards is the date of grant.

Warranty

The Company warrants all manufacturer defects on its voice-based solutions, generally commencing upon shipment, and extending for twelve months. The Company accrues warranty costs based on historical experience and management’s estimates. Changes in accrued warranty costs were as follows:

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
	(In thousands)
Year ended June 30, 2007	$68	128	123	$73
Year ended June 30, 2008	73	92	95	70

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

One customer accounted for 18% and 22% of total revenue for the fiscal years ended June 30, 2008 and 2007, respectively. This customer accounted for 8% and 30%, respectively, of total receivables at those dates.

The Company uses a sole source vendor for its primary wearable computer hardware products that it sells. 61% of the Company’s inventory purchases were derived from this vendor during the year ended June 30, 2008, as compared to 78% during the year ended June 30, 2007. Any disruption in supply by this vendor would prohibit the Company from shipping products, and thus recognizing revenues.

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109” (“FIN 48”) on July 1, 2007. As a result of the implementation of FIN 48, no adjustment in the liability for unrecognized income tax benefits was recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, there was no accrued interest related to uncertain tax positions.

Foreign Currency Translation

The Company’s wholly-owned subsidiary, Voxware n.v., which was dissolved during the year ended June 30, 2008, utilized its local currency (Euro) as its functional currency. Its assets and liabilities were translated into U.S. dollars monthly, at exchange rates as of the balance sheet date. Revenues, expenses, gains and losses were translated monthly, at average exchange rates during the period. Resulting foreign currency translation adjustments were included as a component of other comprehensive income (loss).

The Company incorporated Voxware (UK) Limited (“Voxware UK”) as a wholly-owned subsidiary during the year ended June 30, 2008. Voxware UK’s functional currency is deemed to be the US dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars monthly, at exchange rates as of the balance sheet date, with any adjustment recorded as an increase or decrease to general and administrative expense.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net profit (loss). SFAS 130 requires that all items defined as comprehensive income (loss), including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive income (loss). The only items of other comprehensive income (loss) of the Company in the year ended June 30, 2007 are foreign currency translation adjustments related to Voxware, n.v. The entire accumulated comprehensive loss of $17,000 recorded as of June 30, 2007 was recognized as general and administrative expenses upon the dissolution of Voxware, n.v. during the year ended June 30, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. We are required to adopt SFAS 157 as of July 1, 2008. Management does not believe the adoption of SFAS 157 will have a material effect on our reported financial results.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", or SFAS 159. SFAS 159 defines fair value, permits optional fair value reporting of certain assets and liabilities in lieu of historical cost reporting. We are required to adopt SFAS 159 as of July 1, 2008. Management does not believe the adoption of SFAS 157 will have a material effect on our reported financial results.

2.     INVENTORY:

	June 30, 2008	June 30, 2007
	(in thousands)
Raw materials	$16	$46
Work in process	16	41
Finished goods	516	999
Less: inventory reserve	(15)	(40)
Inventory - net	$533	$1,046

3.     PROPERTY AND EQUIPMENT:

	June 30,
	2008	2007
	(in thousands)
Equipment	$2,216	$1,849
Leasehold improvements	48	103
Furniture and fixtures	641	460
	2,905	2,412
Less: Accumulated depreciation	(2,242)	(2,053)
Property and equipment, net	$663	$359

Depreciation expense was approximately $279,000 and $212,000 for the fiscal years ended June 30, 2008 and 2007, respectively.

4.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

	June 30,
	2008	2007
	(in thousands)
Accounts payable - trade	$746	$1,397
Accrued compensation and benefits	1,269	959
Accrued professional fees	312	266
Accrued taxes	269	154
Accrued inventory	151	483
Accrued royalties	102	93
Warranty reserves	70	73
Other accrued expenses	386	600
Accounts payable and accrued expenses	$3,305	$4,025

During the fourth quarter of fiscal year 2008, Voxware conducted an extensive review of accrued expenses. The review considered, among other factors, the age of recorded liabilities, the likelihood of a liquidating event, and the most likely value of payments to be made in satisfaction of the liabilities. As a result of this review, accrued expenses were reduced by an aggregate of $349,000 comprised of reductions of $47,000 to accrued professional fees, $17,000 to accrued inventory, $1,000 to accrued royalties and $284,000 to other accrued expenses. These adjustments are recorded as reductions to the following expenses for the year ended June 30, 2008:

Expense
Reduction for
the Year Ended
June 30, 2008
(in thousands)
Cost of product revenues	$18
Research and development	18
Sales and marketing	179
General and administrative	134
$349

5.     DEBT:

The Company initially entered into a credit facility with Silicon Valley Bank (“SVB”) on December 30, 2003. The following facilities were outstanding during fiscal years 2007 and 2008:

A $1,500,000 term loan was payable in monthly installments over a 36-month period commencing February 1, 2004. The final term loan payment was made on December 1, 2006.

A $1,000,000 equipment line of credit (the “Equipment Line”) secured by all of the Company’s personal property was first drawn upon on December 16, 2005. The Company was required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $16,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of June 30, 2008 and 2007 was $66,000 and $238,000, respectively.

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB (the “2006 Facility”), providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit (the "Revolver") and a $1,500,000 Non-Formula Term Loan (the "2006 Term Loan") to fund the Company's anticipated working capital needs. The Revolver was initially available until October 31, 2007. The 2006 Term Loan is to be repaid in 36 equal monthly payments of principle and interest, commencing on April 1, 2007, and has an outstanding balance of $875,000 at June 30, 2008 and $1,375,000 at June 30, 2007. Monthly principle payments total approximately $42,000. Amounts outstanding under the 2006 Term Loan bear interest at June 30, 2008 at a rate of 6.75%, calculated as prime plus 1.75%.

On February 13, 2008, with an effective date of December 27, 2007, the Company entered into a second loan modification agreement, (“ SLMA”), with SVB, renewing the existing Revolver, to expire on February 11, 2009, revising the terms of the existing Term Loan, and providing for a new $600,000 revolving equipment line of credit, or the Equipment Revolver. The terms to the Revolver remained materially the same, except that the borrowing base advance rate was increased from 75% to 80% of Eligible Accounts (as defined in the SLMA). Amounts outstanding under the Revolver bear interest at a rate equal to prime plus 0.5%. The terms to the 2006 Term Loan remained materially the same, except the interest rate was adjusted such that amounts outstanding under the 2006 Term Loan will bear interest at a rate of prime plus 1.75%. The availability under the Equipment Revolver is limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA), and such borrowing base shall include up to 25% of "soft" costs (e.g., shipping, installation, taxes, warranty charges and freight discounts). At the time of an advance under the Equipment Revolver, at the Company’s choice, amounts outstanding under the Equipment Revolver bear interest at a rate equal to either (i) the greater of (a) 6.75%; and (b) the amount equal to the prime rate us 1.0%; or (ii) a fixed rate equal to 8.25%. The repayment of any funds drawn against the Equipment Revolver shall be made in 36 equal monthly payments following each new advance under the Equipment Revolver. The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. No funds were drawn against the Equipment Revolver as of June 30, 2008, however, the Company borrowed approximately $451,000 against the Equipment Revolver in July 2008.

The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of June 30, 2008, amounts outstanding under the Revolver bear interest at the rate of 5.50%, calculated as prime plus 0.5%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at June 30, 2008 or June 30, 2007.

Future minimum payments under the credit facility are as follows as of June 30, 2008 (in thousands):

	Silicon Valley Bank
	2006 Term	Equipment
	Loan	Line	Total
Short Term	$500	$66	$566
Long Term:
Fiscal year 2010	375	-	375
Total Debt	$875	$66	$941

6.     COMMON STOCK AND COMMON STOCK WARRANTS:

The Company had 12,000,000 authorized shares of Common Stock as of June 30, 2007 and 2008.

As of June 30, 2008, the Company had warrants outstanding to purchase 1,155,474 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $5.76 per share. All of the warrants outstanding as of June 30, 2008 were granted in conjunction with private equity transactions occurring between 2003 and 2005. A summary of the Company’s outstanding warrants as of June 30, 2008 is presented below:

		Weighted
		Average
		Exercise
	Number of	Price Per
Expiration Date	Shares	Share
August 2010	43,527	5.432
June 2013	67,223	2.250
December 2013	888,890	2.250
April 2014	155,834	0.150
Total Warrants Outstanding	1,155,474	$2.087

Annual Stock Grant Retainer to Directors

In January 1998 the Company’s Board of Directors and stockholders approved a plan which provides for the granting to non-employee directors options to purchase shares of Common Stock. Each calendar year in which the Company holds an Annual Meeting of Stockholders, each non-employee director can receive shares valued at $10,000 based on the market price of the Company’s Common Stock, as defined in the plan. For the fiscal years ended June 30, 2008, and 2007, there were no shares of Common Stock granted pursuant to this plan. However, non-employee directors received options to purchase an aggregate of 17,334 and 6,667 shares of Common Stock pursuant to the 2003 Plan, respectively, during the years ended June 30, 2008 and 2007. (See Note 7 below.)

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

7.     STOCK OPTIONS AND STOCK BASED COMPENSATION:

Stock Option Plans

As of June 30, 2008, options to purchase 927,350 shares of Common Stock were outstanding under plans approved by the Company’s stockholders in 1994 and 2003 and amended by the Company’s stockholders in December 2007 (the “Option Plans”). In addition, 216,801 options are available for grant under the Option Plans.

Information regarding option activity for the years ended June 30, 2008 and 2007 under the option plans is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Instrinsic
	Outstanding	Per Share	Term in Years	Value
Options outstanding as of June 30, 2006	1,099,992	$4.959
Granted	190,444	3.703
Exercised	(309,061)	2.278
Forfeited	(384,935)	5.774
Expired	-	-
Options outstanding as of June 30, 2007	596,440	$5.421
Granted	504,603	5.825
Exercised	(100,249)	2.940
Forfeited	(73,431)	4.263
Expired	(13)	665.625
Options outstanding as of June 30, 2008	927,350	$6.057	8.30	$-

Options exercisable as of June 30, 2008	505,343	$6.463	7.60	$-

Options exercisable as of June 30, 2008 and
options expected to become exercisable	837,924	$6.127	8.21	$-

Aggregate intrinsic value of $0 was calculated based on the Company’s closing Common Stock price as of June 30, 2008 of $3.60 per share. Options exercisable as of June 30, 2008 and options expected to become exercisable includes vested options and nonvested options less expected forfeitures.

A summary of the status of the Company’s nonvested options and restricted stock units as of June 30, 2008 and changes during the year then ended is presented below:

		Weighted		Weighted
		Average	Restricted	Average
	Options	Grant-Date	Stock Units	Grant-Date
	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested options outstanding as of June 30, 2007	101,083	$392,176	-	$-
Granted	436,934	2,373,393	305,586	1,888,623
Vested	(114,344)	(594,316)	(60,792)	(435,104)
Forfeited	(1,666)	(10,190)	-	-
Nonvested options outstanding as of June 30, 2008	422,007	$2,161,063	244,794	$1,453,519

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

The Company awarded a total of 305,586 restricted stock units (“RSUs”) to certain officers during the year ended June 30, 2008. The RSUs were granted pursuant to the 2003 Plan and vest on a monthly basis. The vesting periods on the RSU grants range from three to four years. The fair value of the RSUs range from $4.39 to $6.95 per share, for a total fair value of $1,889,000. Share-based compensation charges associated with the RSUs were recorded in the amount of $435,000 for the year ended June 30, 2008. No RSUs were granted prior to the year ended June 30, 2008, so there were no related share-based compensation charges during the year ended June 30, 2007.

The Company records the issuance of shares of Common Stock as RSUs vest. During the year ended June 30, 2008, 60,792 shares of Common Stock were issued as a result of the vesting of RSUs.

The statement of operations includes total share-based employee compensation charges resulting from stock option and RSU awards in the amount of $898,000 for the year ended June 30, 2008 and $166,000 for the year ended June 30, 2007. Amounts charged to operations are as follows:

	Year Ended
	June 30
	2008	2007
	(in thousands)
Research and development	$86	$-
Sales and marketing	181	7
General and administrative	631	159
	$898	$166

As of June 30, 2008, the Company had $2,893,000 of unrecognized compensation expense that will be recognized as share-based compensation over a weighted average period of 1.3 years. The weighted average per share fair value of stock options granted was $5.43 and $3.70, respectively, during the years ended June 30, 2008 and 2007.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. The Company’s employee stock options have characteristics different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

The fair value of each option granted during the year ended June 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended June 30,
	2008	2007
Dividend yield	-	-
Expected volatility	134 - 145%	101%-145%
Risk-free interest rate	2.85% - 4.33%	4.69% - 4.92%
Expected life	6.1 years	6.1 years

Dividend yield – The Company has never declared or paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future. Accordingly, the Company uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

Expected volatility – The expected volatility is a measure of the amount by which the Company’s Common Stock price is expected to fluctuate during the expected term of options granted. SFAS 123(R) provides that expected volatility should be based upon the historical volatility of the Company’s Common Stock, but adjusted based upon the expected impact of changes in the business.

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

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the nonvested portion of a surrendered option. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. However the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. The Company estimates annual forfeiture rates of 8.42% for stock options and 0% for restricted stock units. As of June 30, 2008, there are nonvested options for approximately 422,000 shares and management estimates 36,000 will ultimately be forfeited.

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

All employee contributions and Company match contributions vest immediately. The Company recorded no compensation expenses in connection with the 401(k) Plan for the fiscal years ended June 30, 2008 and 2007.

9.     COMMITMENTS AND CONTINGENCIES:

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $497,000 and $517,000 for the fiscal years ended June 30, 2008 and 2007, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of June 30, 2008 are as follows:

(in thousands)
Year ending June 30, 2009	$419
Year ending June 30, 2010	388
Year ending June 30, 2011	398
Year ending June 30, 2012	405
Year ending June 30, 2013	256
$1,866

In May, 2008, the Company moved its corporate headquarters into office facilities located at 300 American Metro Boulevard, Hamilton, New Jersey 08619 in accordance with a five-year Lease Agreement. The Lease Agreement provides for total base rental payments of $1,160,442 ($222,616 in the first year of the lease, $227,352 in the second year of the lease, $232,088 in the third year of the lease, $236,825 in the fourth year of the lease, and $241,561 in the last year of the lease). The Lease Agreement provides that the above annual amounts be paid in equal monthly installments.

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition.

The Company has one-year employment agreements with two of its officers. The agreements extend annually unless terminated by either the employee or Company at least 90 days prior to the scheduled renewal date. The agreements provide for minimum salary levels, adjusted annually at the discretion of the Board of Directors, and a bonus based upon the Company’s performance as measured against a business plan approved by the Company’s Board of Directors.

10.     INCOME TAXES:

The provision for income taxes was $7,000 for the year ended June 30, 2008, and $0 for the year ended June 30, 2007. The provision for income taxes during the year ended June 30, 2008 is primarily the result of federal and state alternative minimum tax regulations, which prevent the Company from fully utilizing its net operating losses.

The Company and its wholly-owned domestic subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s subsidiary based in the United Kingdom is subject to income taxes imposed by the United Kingdom. The Company had no accumulated earnings in the United Kingdom.

The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, due to net operating loss (“NOL”) carryforwards, the Internal Revenue Service (“IRS”) is permitted to recompute income from a closed year in order to determine the NOL carryforward allowable in an open year. The Company has operated at a loss since inception; therefore, NOL carryforwards are available from 1995 through 2007, and these NOL carryforwards expire in the years 2011 through 2027. The cumulative unused NOL carryforward at June 30, 2008 was approximately $12,000,000. Additionally, there are research credit carryforwards from 1996 through 2002 that total approximately $866,000. As with the NOLs, the IRS is permitted to recompute the research credit from a closed year in order to determine the tax due in an open year.

The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carry-forwards in periods following a corporate “ownership change.” In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more “5% shareholders” has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 2003, such a change in ownership occurred. As a result of the change, the Company’s ability to utilize certain of its net operating loss carry-forwards that were generated prior to ownership changes will be limited.

A deferred tax asset or liability is recorded for NOL carryforwards, research credit carryforwards and temporary differences in the bases of assets and liabilities for book and tax based on enacted rates expected to be in effect when these temporary items are expected to reverse. The Company established a 100% valuation allowance against its net deferred tax assets based on estimates and certain tax planning strategies. Valuation allowances are provided to the extent it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Deferred tax assets reflect the impact of temporary differences as follows:

	June 30, 2008
(in thousands)	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$5,725	$4,340
Depreciation & amortization	3,661	3,878
Allowances and reserve accounts	353	235
Accrued expenses	593	538
Deferred balances	1,385	1,296
Research and development credit	866	866
Total deferred tax assets	12,583	11,153
Valuation Allowance	(12,564)	(11,137)

Deferred tax liabilities:
Capitalized software	(19)	(16)
Net deferred tax assets	$-	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate for the year ended June 30, 2008 is as follows:

	Year Ended June 30,
	2008	2007
Federal statutory rate	35.0%	35.0%
State taxes, net of federal	20.4	8.2
Foreign taxes	8.3	0.0
Other	4.6	-2.4
Reduction to deferred tax asset	-25.6	0.0
Valuation allowance	-41.5	-40.8
	1.2%	0.0%

11.     SEGMENT INFORMATION:

Voxware’s international operations team headquartered in England serves all customers outside of North America. International operations, which historically focus primarily on the United Kingdom, contributed 35% of the Company’s revenues during the year ended June 30, 2008, as compared to 26% during the year ended June 30, 2007. As of June 30, 2008, Voxware’s international operations team consisted of 13 employees located in England and France. Long-lived assets supporting the international operations, consisting of computer hardware, furniture and fixtures, were not a material component of total long-lived assets as of June 30, 2008 and 2007.

12.     SUBSEQUENT EVENTS:

In July 2008, Voxware borrowed approximately $451,000 against the Equipment Revolver (see Note 5). This principle balance is to be paid in 36 monthly installments of approximately $13,000 plus interest commencing on August 1, 2008. The interest is not fixed and accrues at the greater of 6.75% or prime rate plus 1%. At the time funds were borrowed, prime rate was 5.0%, so interest on the Equipment Revolver was initially set at 6.75%.