Form 10-Q
period 2008-09-30
VOXWARE INC
filed 2008-11-17
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-------------

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 0-021403

VOXWARE, INC.
(Exact Name Registrant as Specified in Its Charter)

Delaware	36-3934824
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

300 American Metro Blvd., Suite 155
Hamilton, NJ 08619
609-514-4100

(Address, including zip code and telephone number (including area code) of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filed” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2008.

Class	Number of Shares
Common Stock, $0.001 par value	6,517,216

VOXWARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management, as well as assumptions made by, and the information currently available to, our management. When used in this Quarterly Report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this Quarterly Report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent circumstances, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events. You should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, or the SEC.

Item 1. Financial Statements

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2008	June 30, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,305	$3,503
Accounts receivable, net of allowance for doubtful accounts of $214 and
$201 at September 30, 2008 and June 30, 2008, respectively	3,401	6,134
Inventory, net	502	533
Deferred project costs	200	163
Prepaids and other current assets	439	380
Total current assets	7,847	10,713

PROPERTY AND EQUIPMENT, NET	624	663
OTHER ASSETS	265	316
TOTAL ASSETS	$8,736	$11,692

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$667	$566
Accounts payable and accrued expenses	2,171	3,305
Current portion of deferred revenues	2,635	3,043
Total current liabilities	5,473	6,914
Long-term portion of deferred revenues	99	105
Long-term debt, net of current maturities	525	375
Total liabilities	6,097	7,394

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 12,000,000 shares authorized as of
September 30, 2008 and June 30, 2008; 6,513,049 and 6,488,529
shares issued and outstanding at September 30, 2008 and
June 30, 2008, respectively	7	6
Additional paid-in capital	79,342	79,032
Accumulated deficit	(76,710)	(74,740)
Total stockholders' equity	2,639	4,298
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,736	$11,692

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
REVENUES
Product revenues	$1,820	$4,294
Services revenues	1,434	1,140
Total revenues	3,254	5,434

COST OF REVENUES
Cost of product revenues	850	1,290
Cost of service revenues	825	639
Total cost of revenues	1,675	1,929

GROSS PROFIT	1,579	3,505

OPERATING EXPENSES
Research and development	1,012	812
Sales and marketing	1,480	1,575
General and administrative	1,054	663
Total operating expenses	3,546	3,050

OPERATING (LOSS) PROFIT	(1,967)	455

INTEREST (EXPENSE) INCOME, NET	(3)	6

(LOSS) PROFIT BEFORE INCOME TAXES	(1,970)	461

PROVISION FOR INCOME TAXES	-	(7)

NET (LOSS) PROFIT	$(1,970)	$454

NET (LOSS) PROFIT PER SHARE
Basic	$(0.30)	$0.07
Diluted	$(0.30)	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
COMPUTING NET (LOSS) PROFIT PER SHARE
Basic	6,493	6,371
Diluted	6,493	7,265

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) profit	$(1,970)	$454
Adjustments to reconcile net (loss) profit to net cash used in operating activities:
Depreciation and amortization	85	63
Provision for doubtful accounts	23	38
Share based compensation charges	309	74
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	2,710	419
Inventory	31	513
Deferred project costs	(37)	(225)
Prepaids and other current assets	(59)	49
Other assets	51	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,134)	(1,699)
Deferred revenues	(414)	(617)
Net cash used in operating activities	(405)	(931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(46)	(97)
Net cash used in investing activities	(46)	(97)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	451	-
Repayment of long-term debt	(200)	(170)
Proceeds from exercise of stock options and warrants	2	27
Net cash provided by (used in) financing activities	253	(143)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(198)	(1,171)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,503	4,961
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,305	$3,790

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$21	$41

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements of Voxware, Inc. and Subsidiaries (“Voxware” or the “Company”) for the three months ended September 30, 2008 and 2007 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8-03 of Regulation S-X under the Securities Act of 1933, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The consolidated balance sheet at June 30, 2008 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008.

The consolidated statement of operations for the three months ended September 30, 2008 is not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2009, or any other future period.

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

Product revenues consist of software license fees, sales of related computer hardware and accessories and extended hardware warranties. Revenues from the licensing of software are recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Revenues from the sale of hardware and accessories are generally recognized upon shipment. Agreements with some direct customers do not include an acceptance period, so revenues from the sale of hardware and accessories and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenues are recognized ratably over the life of the contract, which is generally either one year or three years. Channel partner revenue is recognized when the above four criteria are met. For the collectibility criteria, revenue from each channel partner is deferred until cash is collected unless a pattern of collectibility is established through actual transactions with each specific channel partner.

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

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9. SOP 97-2, as amended, requires that revenue recognized from multiple element arrangements that include software licenses be allocated to the various elements of the arrangement based on the fair values of the elements, such as hardware, deployment services and maintenance and technical support services. The Company follows the residual method of accounting under SOP 97-2, as amended. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair values, with the residual arrangement fee allocated to the delivered elements. The relative fair value of the undelivered elements included in the Company’s multi-element sales arrangements is based on vendor specific objective evidence, or VSOE. The relative fair value of elements not essential to the functioning of the software, including hardware units and related accessories, are calculated in accordance with Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”.

Under EITF 00-21, the fair value of hardware elements is determined based on the price when it is sold separately by either Voxware or a competitor. The Company determines VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of September 30, 2008, the Company believes that it has realized VSOE of the fair values for maintenance and professional services.

Deferred revenues consist of unearned customer deposits, extended hardware warranties, depot management service fees and post contract support (“PCS”) arrangements. Customer deposits are recognized as revenue upon customer acceptance of the underlying product and services in conjunction with the recognition of deferred project costs. PCS arrangements include software maintenance revenues. These arrangements, which sometimes include amounts bundled with initial revenues, are deferred upon invoicing and recognized as revenues over the term of the service period, which is typically one year. Revenues from extended hardware warranties are recognized over the term of the warranty, which is typically one year. Certain extended hardware warranty arrangements have a three year term. Revenues from depot management services, which were provided through December 2007, were recognized over the contract period.

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

Travel costs associated with professional services and billed to customers are recorded as services revenues at the time they are incurred by Voxware. Services revenues included billed travel costs totaling $57,000 and $67,000, respectively, during the three months ended September 30, 2008 and 2007.

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

Research and Development
Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines technological feasibility as the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to SFAS 86, the working model is generally deemed to exist with commencement of beta testing. No costs associated with the development of software products were capitalized during the three months ended September 30, 2008 and 2007.

Warranty Costs
The Company warrants all manufacturer defects on its voice-based solutions, generally commencing upon shipment, and extending for 12 months. The Company accrues warranty costs based on its estimate of expected repair cost per unit, service policies and specific known issues. Certain extended hardware warranty services are outsourced to a third-party in accordance with contracts that generally span three years. The costs associated with these contracts are prepaid and recognized ratably over the life of the contract. If the Company experiences claims or significant changes in costs of services, such as third-party vendor charges, materials or freight, which could be higher or lower than our historical experience, its cost of revenues could be affected.

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

Share Based Compensation
The Company accounts for share based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), an amendment of FASB Statements No. 123 and 95, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. Compensation expense associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of option awards and the market value on the date of the grant to determine the fair value of other equity awards. The measurement date for option and other equity awards is the date of grant.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008 and 2007, there was no accrued interest related to uncertain tax positions.

Net (Loss) Profit Per Share
The Company computes net (loss) profit per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic net (loss) profit per share is calculated by dividing net (loss) profit by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) profit per share is calculated by dividing net (loss) profit by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. As the Company had a net loss applicable to common stockholders during the three months ended September 30, 2008, the impact of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 1,161,000 shares at September 30, 2008 is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted net loss per share. In addition, the impact of 221,000 restricted stock units at September 30, 2008 is anti-dilutive and as such, this has been excluded from the calculation of diluted net loss per share. The impact at September 30, 2007 of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 895,000 shares is included in the calculation of diluted net profit per share for the three months ended September 30, 2007. The impact of approximately 188,000 restricted stock units at September 30, 2007 is anti-dilutive and as such, this has been excluded from the calculation of diluted net profit per share.

Recently Issued Accounting Pronouncements
Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

  Level 1 – Quoted prices in active markets for identical assets or liabilities.
  Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
  Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has adopted SFAS No. 157 for financial assets and liabilities. The adoption of SFAS No. 157 had no impact on the Company’s consolidated results of operations and financial condition. At September 30, 2008, the Company held $2,497,000 in money market funds which are valued in accordance with Level 1 and are included in cash and cash equivalents.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3. Gross Profit

The components of gross profit for the three months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended
	September 30,
	2008	2007
	(in thousands)
Product revenues
Software licenses	$238	$1,536
Hardware units and accessories	1,261	2,249
Extended hardware warranties	254	377
Royalties	67	132
	1,820	4,294

Cost of product revenues
Software licenses	2	33
Hardware units and accessories	789	1,224
Extended hardware warranties	59	33
	850	1,290
Gross Profit from product revenues	970	3,004

Service revenues
Professional services	397	385
Software maintenance services	980	688
Billable travel	57	67
	1,434	1,140

Cost of service revenues
Professional services	566	378
Software maintenance services	207	196
Billable travel	52	65
	825	639
Gross Profit from service revenues	609	501

Gross Profit	$1,579	$3,505

4. Inventory

	September 30, 2008	June 30, 2008
	(in thousands)
Raw materials	$31	$16
Work in process	20	16
Finished goods	469	516
Less: inventory reserve	(18)	(15)
Inventory - net	$502	$533

5. Debt

The Company initially entered into a credit facility with Silicon Valley Bank (“SVB”) on December 30, 2003. The following facilities were outstanding during fiscal years 2008 and 2009:

A $1,000,000 equipment line of credit (the “Equipment Line”) secured by all of the Company’s personal property was first drawn upon on December 16, 2005. The Company was required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding was $17,000 as of September 30, 2008 and $66,000 as of June 30, 2008.

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB (the “2006 Facility”), providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit (the "Revolver") and a $1,500,000 Non-Formula Term Loan (the "2006 Term Loan") to fund the Company's anticipated working capital needs. The Revolver was initially available until October 31, 2007. The 2006 Term Loan is to be repaid in 36 equal monthly payments of principle and interest, commencing on April 1, 2007, and has an outstanding balance of $750,000 at September 30, 2008 and $875,000 at June 30, 2008. Monthly principle payments total approximately $42,000. Amounts outstanding under the 2006 Term Loan bear interest at September 30, 2008 at a rate of 6.75%, calculated as prime plus 1.75%.

On February 13, 2008, with an effective date of December 27, 2007, the Company entered into a second loan modification agreement (“SLMA”) with SVB, renewing the existing Revolver, to expire on February 11, 2009, revising the terms of the existing Term Loan and providing for a new $600,000 revolving equipment line of credit, or the Equipment Revolver. The terms to the Revolver remained materially the same, except that the borrowing base advance rate was increased from 75% to 80% of Eligible Accounts (as defined in the SLMA). Amounts outstanding under the Revolver bear interest at a rate equal to prime plus 0.5%. The terms to the 2006 Term Loan remained materially the same, except the interest rate was adjusted such that amounts outstanding under the 2006 Term Loan will bear interest at a rate of prime plus 1.75%. The availability under the Equipment Revolver is limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA), and such borrowing base shall include up to 25% of "soft" costs (e.g., shipping, installation, taxes, warranty charges and freight discounts). At the time of an advance under the Equipment Revolver, at the Company’s choice, amounts outstanding under the Equipment Revolver bear interest at a rate equal to either (i) the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%; or (ii) a fixed rate equal to 8.25%. The repayment of any funds drawn against the Equipment Revolver shall be made in 36 equal monthly payments following each new advance under the Equipment Revolver. The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. The outstanding balance on the Equipment Revolver was $425,000 at September 30, 2008 and $0 at June 30, 2008.

The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of September 30, 2008, amounts outstanding under the Revolver bear interest at the rate of 5.50%, calculated as prime plus 0.5%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at September 30, 2008 or June 30, 2008.

As of September 30, 2008, the Company was in violation of a covenant of the SLMA requiring Voxware to maintain minimum levels of quarterly profits, as defined by the terms of the SLMA. SVB has since waived the loan covenant violation. See Note 10 for further discussion.

Future minimum payments under the credit facility are as follows as of September 30, 2008 (in thousands):

	Silicon Valley Bank

	2006 Term	Equipment	Equipment
	Loan	Line	Revolver	Total
Short Term	$500	$17	$150	$667
Long Term:
Fiscal year 2010	250	-	275	525
Total Debt	$750	$17	$425	$1,192

6. Common Stock and Common Stock Warrants

The Company has 12,000,000 authorized shares of Common Stock, of which 6,513,049 and 6,458,529 were outstanding as of September 30, 2008 and June 30, 2008, respectively.

As of September 30, 2008, the Company had warrants outstanding to purchase 1,155,474 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $5.76 per share. All of the warrants outstanding as of September 30, 2008 were granted in conjunction with private equity transactions occurring between 2003 and 2005. A summary of the Company’s outstanding warrants as of September 30, 2008 is presented below:

		Weighted
		Average
		Exercise
	Number of	Price Per
Expiration Date	Shares	Share
August 2010	43,527	$5.432
June 2013	67,223	2.250
December 2013	888,890	2.250
April 2014	155,834	0.150
Total Warrants Outstanding	1,155,474	$2.087

7. Stock Options and Stock Based Compensation

Stock Option Plans

As of September 30, 2008, options to purchase 932,350 shares of Common Stock were outstanding under plans approved by the Company’s stockholders in 1994 and 2003 and amended by the Company’s stockholders in December 2007 (the “Option Plans”). In addition, 210,801 options are available for grant under the Option Plans.

Information regarding option activity for the three months ended September 30, 2008 under the Option Plans is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Instrinsic
	Outstanding	Per Share	Term in Years	Value
Options outstanding as of June 30, 2008	927,350	$6.057
Granted	6,000	3.600
Exercised	(1,000)	2.250
Forfeited	-	-
Expired	-	-
Options outstanding as of September 30, 2008	932,350	$6.046	8.05	$-

Options exercisable as of September 30, 2008	539,931	$6.446	7.43	$-

Options exercisable as of September 30, 2008
and options expected to become exercisable	872,124	$6.098	7.99	$-

Aggregate intrinsic value of $0 was calculated based on the Company’s closing Common Stock price as of September 30, 2008 of $2.75 per share. Options exercisable as of September 30, 2008 and options expected to become exercisable includes vested options and nonvested options less expected forfeitures.

A summary of the status of the Company’s nonvested options and restricted stock units as of September 30, 2008 and changes during the three months then ended is presented below:

		Weighted		Weighted
		Average	Restricted	Average
	Options	Grant-Date	Stock Units	Grant-Date
	Outstanding	Fair Value	Outstanding	Fair Value
Outstanding as of June 30, 2008	422,007	$2,161,063	244,794	$1,453,519
Granted	6,000	19,691	-	-
Vested	(35,588)	(197,432)	(23,520)	(147,882)
Forfeited	-	-	-	-
Outstanding as of September 30, 2008	392,419	$1,983,322	221,274	$1,305,637

Share-Based Compensation

The Company awarded a total of 305,586 restricted stock units (“RSUs”) to certain officers during the year ended June 30, 2008. No RSUs were granted during the three months ended September 30, 2008. The RSUs were granted pursuant to the 2003 Plan and vest on a monthly basis. The vesting periods on the RSU grants range from three to four years. The fair value of the RSUs range from $4.39 to $6.95 per share, for a total fair value of $1,889,000. Share-based compensation charges associated with the RSUs were recorded in the amount of $148,000 and $33,000 for the three months ended September 30, 2008 and 2007, respectively.

The Company records the issuance of shares of Common Stock as RSUs vest. During the three months ended September 30, 2008 and 2007, 23,520 and 0 shares of Common Stock, respectively, were issued as a result of the vesting of RSUs.

The statement of operations includes total share-based employee compensation charges resulting from stock option and RSU awards in the amount of $309,000 for the three months ended September 30, 2008 and $74,000 for the three months ended September 30, 2007. Amounts charged to operations are as follows:

	Three Months Ended
	September 30,
	2008	2007
	(in thousands)
Research and development	$31	$5
Sales and marketing	63	12
General and administrative	215	57
	$309	$74

8. Commitments and Contingencies

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $134,000 and $112,000 for the three months ended September 30, 2008 and 2007, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of September 30, 2008 are as follows:

(in thousands)
Year ending June 30, 2009	$314
Year ending June 30, 2010	431
Year ending June 30, 2011	442
Year ending June 30, 2012	423
Year ending June 30, 2013	256
$1,866

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition.

The Company has one-year employment agreements with one of its officers. The agreement extends annually unless terminated by either the employee or Company at least 90 days prior to the scheduled renewal date. The agreement provides for a minimum salary level, adjusted annually at the discretion of the Board of Directors, and a bonus based upon the Company’s performance as measured against a business plan approved by the Company’s Board of Directors.

9. Segment Information

Voxware’s international operations team headquartered in England serves all customers outside of North America. International operations, which historically focus primarily on the United Kingdom, contributed 31% of the Company’s revenues during the three months ended September 30, 2008, as compared to 56% during the three months ended September 30, 2007. As of September 30, 2008, Voxware’s international operations team consisted of 15 employees, of which 14 are located in England and France. Long-lived assets supporting the international operations, consisting of computer hardware, furniture and fixtures were not a material component of total long-lived assets as of September 30, 2008.

10. Subsequent Event

The Company and SVB entered into the Waiver and Third Loan Modification Agreement (“TLMA”) effective November 17, 2008 to restructure the terms of the Revolver. In accordance with the TLMA, funds available under the Revolver are reduced by amounts outstanding under the 2006 Term Loan and Equipment Revolver (“Term Loan Reserve”). Amounts outstanding under the TLMA, including the Revolver, Term Loan and Equipment Revolver bear interest at a rate equal to the greater of 7% or prime interest plus 3%. After two consecutive quarters of profitability, the Term Loan Reserve will not be required. In addition, the TLMA waived the Company’s non-compliance with the covenant requiring a minimum level of profitability for the quarter ended September 30, 2008 and established revised covenants for future minimum levels of liquidity and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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
  the continuing negative impact of the current global economy on our target customer markets, including retail and food distribution;
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

Overview:

Voxware is a leading provider of software for voice recognition solutions that direct the work of the warehouse workforce. Warehouse workers, wearing headsets with microphones, speak back and forth to our voice applications. Since these workers can now work “hands and eyes free” when performing a wide array of tasks such as picking, putaway and receiving , worker productivity typically increases while errors can be reduced. Our customers typically increase productivity from 10 to 30% and reduce error rates by 30 to 50%. Our primary software product, Voxware 3, offers multiple languages so companies can leverage non-native speaking workers.

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

Our revenues are generated primarily from software license fees, maintenance fees, professional services and hardware products sales to both our end customers and value added resellers, or VARs.

Our sales are generated primarily by our own sales force working directly with the end users of the voice recognition solution. In addition, we have developed partnerships with VARs and WMS companies, both in the United States and in international markets, who are incorporating our voice technology, most notably our Voxware 3 product, into their offerings. The first deliveries of solutions by partners to end customers occurred during fiscal year 2007. However, we believe it takes on average a year or more before new partners begin generating sales to end user customers, because partners must complete product integration efforts, become certified to deliver Voxware-based voice solutions and secure customer acceptance of their initial deployments.

Our solutions require mobile computing equipment and related hardware accessories. We typically supply the hardware accessories, but have partnered with major mobile computing equipment manufacturers such as Motorola, Inc. and LXE, Inc., a subsidiary of EMS Technologies, Inc. One implication of this strategy is that we expect the portion of our revenues associated with proprietary hardware sales to diminish as a percentage of total revenues over time as we transition to a software-centric business model. In addition, we expect that a greater percentage of our hardware revenues will be derived from the sales of accessories, rather than hardware units. However, we can provide no assurance as to the rate of this anticipated shift of revenue sources.

The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, our revenues for the first quarter of fiscal 2009 were adversely affected and our revenues during the second quarter of fiscal 2009 will likely be lower than the quarterly revenues reported for the same period of fiscal 2008.

However, we anticipate an expansion of our customer base, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings and new customers brought to us through direct sales efforts, VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2009, but that revenues from new customers, including those brought to us through VARs and other channel partners, will grow faster than revenues from existing customers. We expect revenues will generally increase over revenues for the three months ended September 30, 2008, although we can provide no assurances that revenues earned in any given fiscal quarter or year will exceed the preceding fiscal quarter or year. Furthermore, we anticipate that in some fiscal quarters and years, costs will exceed revenues. Also, $1,007,000 was available under the Revolver with SVB as of September 30, 2008 for short-term operating needs. The Revolver, which is scheduled to expire in February 2009, can provide funds of up to $1,500,000, depending on the make-up of accounts receivable and the aggregate balance of debt owed to SVB. We are in discussions with SVB to extend the Revolver beyond its current expiration date. In addition, we may be able to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. However, due to the recent downturn in the economy, there can be no assurance that such financing will be available on terms acceptable to us, if at all. Due to a greater emphasis on sales of higher margin product and the availability of cash through existing relationships with SVB, we believe that we have adequate capital resources available to fund our operations through September 30, 2009.

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

Product revenues consist of software license fees, sales of related computer hardware and accessories and extended hardware warranties. Revenues from the licensing of software are recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Revenues from the sale of hardware and accessories are generally recognized upon shipment. Agreements with some direct customers do not include an acceptance period, so revenues from the sale of hardware and accessories and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenues are recognized ratably over the life of the contract, which is generally either one year or three years. Channel partner revenue is recognized when the above four criteria are met. For the collectibility criteria, revenue from each channel partner is deferred until cash is collected unless a pattern of collectibility is established through actual transactions with each specific channel partner.

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

We recognize revenue in accordance with SOP No. 97-2, as amended. SOP 97-2, as amended, requires that revenue recognized from multiple element arrangements that include software licenses be allocated to the various elements of the arrangement based on the fair values of the elements, such as hardware, deployment services and maintenance and technical support services. We follow the residual method of accounting under SOP 97-2, as amended. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair values, with the residual arrangement fee allocated to the delivered elements. The relative fair value of the undelivered elements included in our multi-element sales arrangements is based on vendor specific objective evidence, or VSOE. The relative fair value of elements not essential to the functioning of the software, including hardware units and related accessories, are calculated in accordance with EITF 00-21.

Under EITF 00-21, we determine the fair value of hardware elements based on the price when it is sold separately by either Voxware or a competitor. We determine VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of September 30, 2008, we believe that we have realized VSOE of the fair values for maintenance and professional services.

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

We continue to generate royalty revenues from our legacy speech compression technology business, which was sold in 1999. Royalties are earned on technologies our customers incorporate into their products for resale pursuant to contracts expiring at various dates through December 31, 2009. Revenues are recognized at the time of the customers’ shipment of those products, as estimated based upon reports received periodically from our customers.

Travel costs associated with professional services and billed to customers are recorded as services revenues at the time they are incurred by us.

Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of international and economic risk, as well as the aging of the accounts receivable. If there is a change in a major customer’s credit worthiness or if actual defaults differ from its historical experience, our estimates of recoverability of amounts due it could be affected.

Research and Development
Research and development expenditures are charged to operations as incurred. Pursuant to SFAS 86, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. We define technological feasibility as the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to SFAS 86, the working model is generally deemed to exist with commencement of beta testing.

Warranty Costs
We warrant all manufacturer defects on our voice-based solutions, generally commencing upon shipment, and extending for 12 months. We accrue for warranty costs based on our estimate of expected repair cost per unit, service policies and specific known issues. Certain extended hardware warranty services are outsourced to a third-party in accordance with contracts that generally span three years. The costs associated with these contracts are prepaid and recognized ratably over the life of the contract. If we experience claims or significant changes in costs of services, such as third-party vendor charges, materials or freight, which could be higher or lower than our historical experience, our cost of revenues could be affected.

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

Share Based Compensation
We account for share based compensation in accordance with SFAS 123(R), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. Compensation expense associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. We use the Black-Scholes option pricing model to determine the fair value of option awards and the market value on the date of the grant to determine the fair value of other equity awards. The measurement date for option and other equity awards is the date of grant.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008 and 2007, there was no accrued interest related to uncertain tax positions.

Our key accounting estimates and policies are reviewed with the Audit Committee of our Board of Directors.

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements.

Results of Operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2007
(dollars in table are presented in thousands)

	Three Months		Three Months
	Ended		Ended
	September 30,	% of Total	September 30,	% of Total
	2008	Revenue	2007	Revenue	$ Change	% Change
Product revenues	$1,820	56%	$4,294	79%	$(2,474)	(58%)
Services revenues	1,434	44%	1,140	21%	294	26%
Total revenues	3,254	100%	5,434	100%	(2,180)	(40%)

Cost of product revenues	850	26%	1,290	24%	(440)	(34%)
Cost of service revenues	825	25%	639	12%	186	29%
Total cost of revenues	1,675	51%	1,929	36%	(254)	(13%)

Gross profit	1,579	49%	3,505	64%	(1,926)	(55%)

Research and development	1,012	31%	812	15%	200	25%
Sales and marketing	1,480	46%	1,575	29%	(95)	(6%)
General and administrative	1,054	33%	663	12%	391	59%
Total operating expenses	3,546	110%	3,050	56%	496	16%

Operating (loss) profit	(1,967)	(61%)	455	8%	(2,422)	N/	A

Interest (expense) income, net	(3)	(0%)	6	0%	(9)	N/	A
(Loss) profit before income taxes	(1,970)	(61%)	461	8%	(2,431)	N/	A

Provision for income taxes	-	0%	(7)	(0%)	7	100%

Net (loss) profit	$(1,970)	(61%)	$454	8%	$(2,424)	N/	A

The components of gross profit for the three months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended
	September 30,
	2008	2007
	(in thousands)
Product revenues
Software licenses	$238	$1,536
Hardware units and accessories	1,261	2,249
Extended hardware warranties	254	377
Royalties	67	132
	1,820	4,294

Cost of product revenues
Software licenses	2	33
Hardware units and accessories	789	1,224
Extended hardware warranties	59	33
	850	1,290

Gross Profit from product revenues	970	3,004

Service revenues
Professional services	397	385
Software maintenance services	980	688
Billable travel	57	67
	1,434	1,140

Cost of service revenues
Professional services	566	378
Software maintenance services	207	196
Billable travel	52	65
	825	639

Gross Profit from service revenues	609	501

Gross Profit	$1,579	$3,505

Revenues

Total revenues were $3,254,000 for the three months ended September 30, 2008 compared to total revenues of $5,434,000 for the three months ended September 30, 2007. The $2,180,000 (40%) decrease in total revenues is primarily due to decreases of $1,298,000 (85%) in licensing of software, $988,000 (44%) in revenues generated from the sale of hardware units and related accessories, $123,000 (33%) in extended hardware warranties and $65,000 (49%) in royalties, offset by an increase of $292,000 (42%) in software maintenance services. Product revenues accounted for 56% of revenues during the three months ended September 30, 2008 as compared to 79% during the three months ended September 30, 2007. Service revenues accounted for 44% of revenue during the three months ended September 30, 2008 as compared to 21% during the three months ended September 30, 2007.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranties and royalties from our speech compression technology. Total product revenues decreased $2,474,000 (58%) to $1,820,000 during the three months ended September 30, 2008 from $4,294,000 in the three months ended September 30, 2007. The decrease in product revenues during the three months ended September 30, 2008 was primarily due to decreases in the number of new customer sites running our software, the number of VoxBrowser software licenses and related hardware units and accessories sold compared to the three months ended September 30, 2007. The decrease in the number of software licenses, hardware units and hardware accessories sold was primarily due to a decrease in the number of new customer sites purchasing our solutions during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, which was primarily caused by customers and sales prospects delaying purchasing decisions in response to current global economic conditions. In spite of the results of the three months ended September 30, 2008, we anticipate that the introduction of Voxware 3, which is not dependent on our proprietary hardware platform, will cause software licenses to account for a greater percentage of product revenues in the future, with less emphasis on sales of new or upgraded hardware units. Software licenses contributed 13% of product revenues during the three months ended September 30, 2008 as compared to 36% during the three months ended September 30, 2007. In addition, we expect that a greater percentage of hardware sales will be derived from accessories, rather than hardware units, as more hardware manufacturers and resellers enter the marketplace. Accessories generally provide higher gross margin percentages than hardware unit sales. Accessories accounted for 64% of hardware revenues during the three months ended September 30, 2008 as compared to 39% of hardware revenues for the three months ended September 30, 2007. However, we cannot predict the rate of future growth or the relative mix of software licenses or sales of hardware units, accessories and services.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities and travel charges billed to customers for costs incurred while providing services. For the three months ended September 30, 2008, services revenues totaled $1,434,000, an increase of $294,000 (26%) from services revenues of $1,140,000 for the three months ended September 30, 2007. Professional services increased $12,000 (3%) from $385,000 during the three months ended September 30, 2007 to $397,000 during the three months ended September 30, 2008. Professional services are generally performed after the delivery of software and related hardware, so the increase in professional services revenue reflects the increase in the number of new sites at which our solutions were implemented during the three months ended September 30, 2008 as compared to during the three months ended September 30, 2007. Voxware 3 provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, and despite the increase in professional services revenues during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, professional services revenues for new customers may decline in the future. Software maintenance support services increased $292,000 (42%) from $688,000 during the three months ended September 30, 2007 to $980,000 during the three months ended September 30, 2008. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold and remain in effect.

Cost of Revenues

Total cost of revenues decreased $254,000 (13%) from $1,929,000 for the three months ended September 30, 2007 to $1,675,000 for the three months ended September 30, 2008.

Cost of product revenues decreased $440,000 (34%) from $1,290,000 in the three months ended September 30, 2007, to $850,000 in the three months ended September 30, 2008. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is the cost associated with our team responsible for testing, shipping, supporting and managing third party hardware. This team was comprised of four individuals as of September 30, 2008 and 2007. The decrease in cost of product revenues is primarily attributable to a decrease of $453,000 for direct material costs which was primarily due to a decrease in sales of computer hardware units and related accessories during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Despite the decline in the three months ended September 30, 2008, we expect software licensing to account for a higher percentage of product revenues in the future. Accordingly, cost of product revenues, as a percentage of product revenues, may gradually decline, so that our margins earned on product revenues may increase. However, any such increases in gross margin percentages may be offset if end users seek to purchase portable computer hardware units and related accessories directly from us versus through third-party partners, as the gross margin on sales of hardware is lower than that on sales of software.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our customer support and professional services staff was comprised of 21 individuals as of September 30, 2008, as compared to 22 individuals as of September 30, 2007. Two positions were eliminated during the three months ended September 30, 2008 in response to the Company’s decline in revenues during the period. Cost of services revenues increased $186,000 (29%) from $639,000 in the three months ended September 30, 2007 to $825,000 in the three months ended September 30, 2008. Labor costs of our customer support and professional services groups increased $77,000 in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, while travel related costs were $14,000 higher and outside services were $13,000 higher during the three months ended September 30, 2007 as compared to the three months ended September 30, 2008. Project costs deferred during the three months ended September 30, 2008 exceeded the recognition during that period of previously deferred project costs by $48,000. Project costs deferred during the three months ended September 30, 2007 exceeded the recognition during that period of previously deferred project costs by $152,000. Thus, the impact of the timing of project cost deferrals led to a net increase of $104,000 in project costs during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Customer support and professional services activities performed by our research and development staff had the effect of increasing cost of services revenues by $28,000 in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Operating Expenses

Total operating expenses increased by $496,000 (16%) to $3,546,000 in the three months ended September 30, 2008 from $3,050,000 in the three months ended September 30, 2007. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 54 individuals as of September 30, 2008 and 50 individuals as of September 30, 2007.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our research and development team was comprised of 22 individuals as of September 30, 2008 and 2007. One position was eliminated during the three months ended September 30, 2008 in response to the Company’s decline in revenues during the period. Our research and development expenses increased $200,000 (25%) to $1,012,000 in the three months ended September 30, 2008, from $812,000 in the three months ended September 30, 2007 as we continue to make investments in our new product development. Labor costs, net of costs allocated to or from professional services and customer support, increased $156,000 during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. In addition, office expenses increased by $27,000 and travel costs increased by $12,000. We anticipate research and development expenses during fiscal year 2009 will be higher than those costs incurred during fiscal year 2008 as we continue to enhance Voxware 3 and hire additional development staff.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show and other lead generation expenses. Our sales and marketing staff was comprised of 21 individuals as of September 30, 2008 compared to 18 individuals as of September 30, 2007. Sales and marketing expenses decreased $95,000 (6%) to $1,480,000 in the three months ended September 30, 2008, from $1,575,000 in the three months ended September 30, 2007. One position was eliminated during the three months ended September 30, 2008 in response to the Company’s decline in revenues during the period. The change in sales and marketing expenses is due primarily to decreases of $121,000 of commission and bonus charges associated with decreased revenues, $71,000 in recruiting costs, $70,000 in sales training programs and $31,000 in marketing charges. In addition, $60,000 of sales and marketing services were performed by our customer service teams during the three months ended September 30, 2007 as compared to $0 during the three months ended September 30, 2008. These decreases were offset by increases during the three months ended September 30, 2008 of $144,000 in labor costs due to the larger sales staff, $63,000 of travel charges due to increased staff size and increased global transportation costs, and $51,000 of non-cash share based compensation charges due to stock options and restricted stock units granted during fiscal year 2008. We expect to invest additional resources in future periods in the expansion of our marketing programs and channel partner relationships. Due to the significant lead time required to identify, engage and train third-party partners in the sale and development of VoiceLogistics solutions, we anticipate sales and marketing expenses during fiscal year 2009 will be higher than those costs incurred during fiscal year 2008.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 11 full time employees as of September 30, 2008 compared to 10 full time employees as of September 30, 2007. General and administrative expenses increased $391,000 (59%) to $1,054,000 in the three months ended September 30, 2008 from $663,000 in the three months ended September 30, 2007. Labor costs increased $164,000 during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due primarily to an increase of $158,000 for non-cash share based compensation charges associated with stock options and restricted stock units granted in fiscal year 2008. Fluctuations in foreign currency exchange rates generated losses of $176,000 during the three months ended September 30, 2008 compared to gains of $86,000 during the three months ended September 30, 2007, a change of $262,000. These cost increases were offset by a decrease in outside professional services costs, which were $41,000 lower during the three months ended September 30, 2008 than during the three months ended September 30, 2007.

Interest Income and Expense

Interest income earned is reported net of interest expense. Net interest expense was $3,000 for the three months ended September 30, 2008, compared to net interest income of $6,000 for the three months ended September 30, 2007, a decrease of $9,000. Interest income decreased $29,000 from $47,000 during the three months ended September 30, 2007 to $18,000 during the three months ended September 30, 2008 due primarily to declining interest rates and lower balances of invested funds. Interest expense decreased $20,000 from $41,000 during the three months ended September 30, 2007 to $21,000 during the three months ended September 30, 2008 due primarily to declining debt levels.

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

The provision for income taxes was $0 for the three months ended September 30, 2008 and $7,000 for the three months ended September 30, 2007. We had a loss before taxes of $1,970,000 for accounting purposes during the three months ended September 30, 2008, compared to a profit before taxes of $461,000 during the three months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2008, we had $3,305,000 in cash and cash equivalents, compared to $3,503,000 in cash and cash equivalents as of June 30, 2008, a decrease of $198,000. Our working capital as of September 30, 2008 was $2,374,000 compared to $3,799,000 as of June 30, 2007, a decrease of $1,425,000.

Net cash used in operating activities totaled $405,000 for three months ended September 30, 2008, primarily consisting of a net loss of $1,970,000 and decreases of $1,134,000 in accounts payable and accrued expenses and $414,000 in deferred revenues, offset by a decrease of $2,710,000 in accounts receivable and non-cash charges totaling $417,000, consisting of $309,000 of share based compensation, $85,000 of depreciation and amortization and a $23,000 increase in the provision for bad debts. The reduction in accounts payable and accrued expenses is primarily a function of payments of commissions and bonuses accrued as of June 30, 2008. The decrease in deferred revenues is due primarily to the timing of maintenance billings throughout the year and the completion of customer implementation projects. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the year. Share based compensation charges relate to grants of restricted stock units and stock options. For the three months ended September 30, 2007, net cash used in operating activities totaled $931,000, primarily consisting of decreases of $1,699,000 in accounts payable and accrued expenses and $617,000 in deferred revenues, and an increase of $225,000 of deferred project costs, offset by a net profit of $454,000 and decreases of $513,000 in inventory and $419,000 in accounts receivable. The reduction in accounts payable and accrued expenses are primarily a function of payments of inventory and bonuses accrued as of June 30, 2007. The decrease in deferred revenues is due to the timing of maintenance billings throughout the year, which are historically higher at Voxware during the three months ended June 30 than during the three months ended September 30. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the quarter. The decrease in inventory is primarily due to the delivery to our customer in July 2007 of a significant inventory order that we received in June 2007.

Net cash used in investing activities totaled $46,000 during the three months ended September 30, 2008 and $97,000 during the three months ended September 30, 2007 due primarily to purchases of property and equipment.

Net cash provided by financing activities totaled $253,000 during the three months ended September 30, 2008, compared to $143,000 used in financing activities during the three months ended September 30, 2007. During the three months ended September 30, 2008, we borrowed $451,000 to fund the purchase of fixed assets and repaid $200,000 against term loans with Silicon Valley Bank, or SVB. We received net proceeds in the amount of $2,000 from the exercise of stock options during the three months ended September 30, 2008. During the three months ended September 30, 2007, we repaid $170,000 against term loans with SVB and received proceeds of $27,000 from the exercise of stock options.

We initially entered into a credit facility with SVB on December 30, 2003. The following facilities were outstanding during fiscal years 2008 and 2009:

A $1,000,000 equipment line of credit, or the Equipment Line, secured by all of our personal property was first drawn upon on December 16, 2005. We were required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding was $17,000 as of September 30, 2008.

On May 24, 2006, we entered into a Loan and Security Agreement with SVB, or the 2006 Facility, providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit, or the Revolver, and a $1,500,000 Non-Formula Term Loan, or the 2006 Term Loan, to fund our anticipated working capital needs. The Revolver was initially available until October 31, 2008. The 2006 Term Loan is to be repaid in 36 equal monthly payments of principle and interest, commencing on April 1, 2007, and has an outstanding balance of $750,000 at September 30, 2008. Amounts outstanding under the 2006 Term Loan bear interest at September 30, 2008 at a rate of 6.75%, calculated as prime plus 1.75%.

On February 13, 2008, with an effective date of December 27, 2007, we entered into a second loan modification agreement, or the SLMA, with SVB, renewing the existing Revolver, to expire on February 11, 2009, revising the terms of the existing Term Loan, and providing for a new $600,000 revolving equipment line of credit, or the Equipment Revolver. The terms to the Revolver remained materially the same, except that the borrowing base advance rate was increased from 75% to 80% of Eligible Accounts (as defined in the SLMA). Amounts outstanding under the Revolver bear interest at a rate equal to prime plus 0.5%. The terms to the 2006 Term Loan remained materially the same, except the interest rate was adjusted such that amounts outstanding under the 2006 Term Loan will bear interest at a rate of prime plus 1.75%. The availability under the Equipment Revolver is limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA), and such borrowing base shall include up to 25% of "soft" costs (e.g., shipping, installation, taxes, warranty charges and freight discounts). Under the Equipment Revolver, minimum advance amounts are $100,000 each, with the exception that three advances may be less than $100,000. At the time of an advance under the Equipment Revolver, at our choice, amounts outstanding under the Equipment Revolver bear interest at a rate equal to either (i) the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%; or (ii) a fixed rate equal to 8.25%. The draw down period for the Equipment Revolver expires May 31, 2008, and repayment shall be made in 36 equal monthly payments following each new advance under the Equipment Revolver. The outstanding balance on the Equipment Revolver was $425,000 at September 30, 2008.

The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of September 30, 2008, amounts outstanding under the Revolver bear interest at the rate of 5.50%, calculated as prime plus 0.5%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at September 30, 2008.

As of September 30, 2008, we were in violation of certain covenants of the SLMA requiring us to maintain minimum levels of quarterly profits, as defined by the terms of the SLMA. The Company and SVB entered the Waiver and Third Loan Modification Agreement (“TLMA”) effective November 17, 2008 to restructure the terms of the Revolver. In accordance with the TLMA, funds available under the Revolver are reduced by amounts outstanding under the 2006 Term Loan and Equipment Revolver (“Term Loan Reserve”). Amounts outstanding under the TLMA, including the Revolver, the 2006 Term Loan and the Equipment Revolver, bear interest at a rate equal to the greater of 7% or prime interest plus 3%. After two consecutive quarters of profitability, the Term Loan Reserve will not be required. In addition, the TLMA waived our non-compliance with the covenant requiring a minimum level of profitability for the quarter ended September 30, 2008 and established revised covenants for future minimum levels of liquidity and results of operations.

We continue to expand our partnership channel, with particular emphasis on the development of relationships with mobile computer equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. Using Voxware 3 and VoxBrowser, independent third-party partners are able to develop and deliver voice-enabled logistics solutions on other manufacturers’ hardware. As a result of the partner relationships and product offerings, a greater percentage of revenue is likely to be derived in the future from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. For the three months ended September 30, 2008, we earned gross margin from software licenses of 99%, as compared to 37% for sales of hardware units and related accessories. Partnership channel sales accounted for 13% of our revenues during the three months ended September 30, 2008, as compared to 14% during the three months ended September 30, 2007. Software licenses contributed 7% of revenues for the three months ended September 30, 2008, compared to 36% of revenue for the three months ended September 30, 2007. Decreases in the percentage of revenues generated through partnership channels and the percentage of revenues derived from software licenses during the three months ended September 30, 2008 represent a departure from trends noted in recent periods. These decreases are primarily attributable to decisions by customers and prospective customers to delay major capital expenditures in light of tight credit markets associated with general worldwide economic conditions. We expect that recent coordinated efforts by federal authorities throughout the world will gradually lead to a general loosening of international credit markets, thus enabling customers and prospective customers to increase levels of capital expenditures. In addition, given the volume and quality of prospective transactions in our sales pipeline, we anticipate a resumption of the trend towards a more profitable mix of revenue prior to the end of fiscal year 2009. However, we can provide no assurance with respect to the timing of this expected long-term trend or whether the trend will be true in any specific period.

The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, our revenue during the second quarter of fiscal 2009 will likely be lower than quarterly revenues reported for fiscal 2008. In response to the changing economic environment, we eliminated five positions during the three months ended September 30, 2008 and scaled back certain planned costs, new hires and capital purchases. However, our customer base continues to expand, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings and new customers brought to us through direct sales efforts, VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2009, but that revenues from new customers, including those brought to us through VARs and other channel partners, will grow faster than revenues from existing customers. We expect revenues will generally increase over revenues for the three months ended September 30, 2008, although we can provide no assurances that revenues earned in any given fiscal quarter or year will exceed the preceding fiscal quarter or year. Furthermore, we anticipate that in some fiscal quarters and years, costs will exceed revenues. Also, $1,042,000 was available under the Revolver with SVB as of September 30, 2008, which is available for short-term operating needs. The Revolver, which is scheduled to expire in February 2009, can provide funds of up to $1,500,000, depending on the make-up of accounts receivable and the principle balance outstanding on the Term Loan and Equipment Revolver. We are in discussions with SVB and anticipate extending the Revolver beyond its current expiration date. In addition, we may be able to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. However, due to the recent downturn in the economy, there can be no assurances that financing will be available on terms acceptable to us, if at all. Due to a greater emphasis on sales of higher margin product and the availability of cash through existing relationships with SVB, and given the current economic conditions, we believe that we have adequate capital resources available to fund our operations through September 30, 2009.

Dilutive Effect of Options and Warrants

As of September 30, 2008, 12,000,000 shares of our Common Stock were authorized, of which 6,513,049 were issued and outstanding. The following table summarizes the potential dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike prices exceed the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of September 30, 2008

Common stock issued and outstanding as of September 30, 2008	6,513,049

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,155,474
Outstanding options to purchase common stock *	932,349
Unissued restricted stock units	221,274

Common stock plus dilutive instruments outstanding	8,822,146

Options to purchase common stock available to issue
pursuant to various stock option plans	210,801

Common stock outstanding if all dilutive instruments
are converted and exercised	9,032,947

* Includes all "in-the-money" and "out-of-the-money" warrants and options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. We do not use derivative financial instruments in our investment portfolio. Due to the nature of our investments, we believe that we are not exposed to material risk of interest rate changes. A hypothetical 100 basis point change in interest rates, either positive or negative, would not have had a significant effect on either (i) our cash flows and reported results of operations in the three month periods ended September 30, 2008 and 2007, or (ii) the fair value of our investment portfolios at September 30, 2008 and June 30, 2008.

At September 30, 2008, our cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and stated at fair market value. At September 30, 2008 and June 30, 2008, we held no auction rate certificates.

At September 30, 2008, our outstanding debt consisted of three loans in the aggregate amount of $1,192,000. Interest on a term loan with an outstanding balance of $750,000 at September 30, 2008 is calculated at a rate of prime plus 1.75%. Interest on an equipment line of credit with an outstanding balance of $17,000 at September 30, 2008 is fixed at 9.5%. Interest on a second equipment line of credit, or the Equipment Revolver, with an outstanding balance of $425,000 at September 30, 2008 is calculated at a rate equal to the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%. Under this formula, the Equipment Revolver bore an interest rate of 6.75% at September 30, 2008. A hypothetical 100 basis point increase in interest rates would not have had a significant effect on our annual interest expense.

Foreign Currency Exchange Risk

We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. Sales arrangements with international customers are generally denominated in foreign currency, typically British pounds or euros. For the three month period ended September 30, 2008, approximately 31% of our overall revenue resulted from sales to customers outside the United States. Accounts receivable at September 30, 2008 included balances denominated in British pounds valued at $1,132,000 and balances denominated in euros valued at $196,000. During the three months ended September 30, 2008, we recognized a loss of $176,000 from transactions denominated in foreign currency. A hypothetical 10% increase in the value of the U.S. dollar relative to British pound and euro as of September 30, 2008 would have resulted in an increase to the operating loss of approximately $133,000 for the three months ended September 30, 2008, while a 10% decrease in the value of the U.S. dollar relative to British pound and euro as of September 30, 2008 would have resulted in a reduction of the operating loss of approximately $133,000.

Item 4(T). Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes during the quarter ended September 30, 2008 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

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

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Relating to Our Business and Operations
If we incur operating losses, we may be unable to continue our operations. With the exception of fiscal 2008, we have incurred operating losses since we started our company in August 1993. The accumulated deficit at September 30, 2008 was $76,710,000. The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, we incurred a net loss of $1,970,000 for the first quarter of fiscal 2009 and our revenues during the second quarter of fiscal 2009 will likely be lower than quarterly revenues reported for fiscal 2008. If we incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. In addition, we plan to continue to increase spending on research and development, along with sales and marketing, at levels higher than in the recent past and possibly disproportionate to revenue, thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

If we cannot raise adequate capital in the future, we may be unable to continue our product development, marketing and business, generally. We anticipate investing significant resources to fund future operations, including product development and marketing. The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, our revenue during the second quarter of fiscal 2009 will likely be lower than quarterly revenues reported for fiscal 2008. As a result, we may need to raise additional capital to fund future operations. Funding in the form of either debt or equity, from any source, may not be available when needed or on favorable terms, particularly in light of the recent tightening of worldwide credit markets. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit, delay, scale-back or eliminate product development programs, marketing or other activities. We might be forced to sell or license our technologies. Any of these actions might harm our business. If additional financing is obtained, the financing may be dilutive to our current stockholders.

We rely substantially on key customers. Our customer base is highly concentrated. Two customers accounted for 20% and 11% of our total revenues for the three months ended September 30, 2008. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

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

If our third-party partners do not effectively market and service our products, we may not generate significant revenues or profits from sales of our products. We utilize third parties, such as hardware system vendors, WMS companies, distributors, consultants, value added resellers and system integrators, to sell and/or assist us in selling our products. To date we have signed agreements with several of these third-party partners, and we expect these partners to contribute an increasing percentage of overall revenues in the future. We believe that the establishment of a network of third-party partners, with extensive and specific knowledge of the various applications critical in the industrial market, is important for us to succeed in that market. Some third-party partners also purchase products from us at a discount and incorporate them into application systems for various target markets, and/or consult with us in the development of application systems for end users. Once signed, new partners must be trained in the development and sale of voice-based logistics solutions. Accordingly, there can be a significant lead time between the signing of agreements with partners and the recognition of revenues generated by the partners. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party partners to sell and service our products effectively and provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. Additionally, we may experience conflicts between our distribution channel partners who may compete against one another. Our sales may suffer as a result of these conflicts.

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

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain personnel hired, our ability to operate our business will be materially adversely affected. On June 30, 2006, the Company accelerated the vesting of outstanding stock options to all of its employees, thereby eliminating a possible reason for employees to remain with the Company. As of September 30, 2008, 210,801 options to purchase shares of our Common Stock were available for grant to employees. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

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

Risks Relating to Our Securities
The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock traded as high as $4.57 and as low as $1.90 per share between July 1, 2008 and September 30, 2008. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

A significant portion of our total outstanding shares of Common Stock may be sold in the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market of such sales, may have a material adverse effect on the market price of our Common Stock. We previously registered all shares of Common Stock that we may issue under our employee benefit plans. Sales of outstanding shares, when sold, could reduce the market price of our Common Stock.

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of October 31, 2008, these shares include:

  approximately 190,000 shares of our Common Stock owned by our executive officers and directors; and
  approximately 2,088,000 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of October 31, 2008, our executive officers, directors and affiliated entities together beneficially own approximately 5,734,000 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

While we satisfy the requirements for continued listing on the NASDAQ Capital Market as of September 30, 2008, periods of operating losses may adversely affect our ability to maintain minimum required values of stockholders’ equity or Common Stock market value. If we are unable to satisfy the criteria to maintain listing of our Common Stock, our Common Stock could be subject to delisting. Trading, if any, of our Common Stock would thereafter be conducted on the OTC Bulletin Board or in the so-called “Pink Sheets”. As a consequence, it would be far more difficult for our stockholders to trade in our Common Stock, and it may be more difficult to obtain accurate and current information concerning market prices for our Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

As of September 30, 2008, we were in violation of certain covenants of the SLMA requiring us to maintain minimum levels of quarterly profits, as defined by the terms of the SLMA. This loan covenant violation constituted a default of the SLMA. The Company and SVB entered into the Waiver and Third Loan Modification Agreement (“TLMA”) effective November 17, 2008 to restructure the terms of the Revolver. In accordance with the TLMA, funds available under the Revolver are reduced by amounts outstanding under the 2006 Term Loan and Equipment Revolver (“Term Loan Reserve”). Amounts outstanding under the TLMA, including the Revolver, the 2006 Term Loan and the Equipment Revolver, bear interest at a rate equal to the greater of 7% or prime interest plus 3%. After two consecutive quarters of profitability, the Term Loan Reserve will not be required. In addition, the TLMA waived our non-compliance with the covenant requiring a minimum level of profitability for the quarter ended September 30, 2008 and established revised covenants for future minimum levels of liquidity and results of operations.

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

Dated: November 17, 2008

VOXWARE, INC.
(Registrant)

By: /s/ Scott J. Yetter
Scott J. Yetter, President and
Chief Executive Officer
(Principal Executive Officer)

By: /s/ William G. Levering III
William G. Levering III
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