Form 10-Q
period 2008-12-31
VOXWARE INC
filed 2009-02-17
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-------------

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008
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
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2009.

Class	Number of Shares
Common Stock, $0.001 par value	6,540,736

VOXWARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended December 31, 2008

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

Item 1. Financial Statements

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2008	June 30, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,996	$3,503
Accounts receivable, net of allowance for doubtful accounts of $209 and
$201 at December 31, 2008 and June 30, 2008, respectively	2,355	6,134
Inventory, net	603	533
Deferred project costs	54	163
Prepaid expenses and other current assets	388	380
Total current assets	6,396	10,713

PROPERTY AND EQUIPMENT, NET	570	663
OTHER ASSETS	235	316
TOTAL ASSETS	$7,201	$11,692

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,013	$566
Accounts payable and accrued expenses	2,502	3,305
Current portion of deferred revenues	2,357	3,043
Total current liabilities	5,872	6,914
Long-term portion of deferred revenues	82	105
Long-term debt, net of current maturities	-	375
Total liabilities	5,954	7,394

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 12,000,000 shares authorized as of
December 31, 2008 and June 30, 2008; 6,536,569 and 6,488,529
shares issued and outstanding at December 31, 2008 and
June 30, 2008, respectively	7	6
Additional paid-in capital	79,643	79,032
Accumulated deficit	(78,403)	(74,740)
Total stockholders' equity	1,247	4,298
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,201	$11,692

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Product revenues	$1,985	$3,981	$3,805	$8,275
Services revenues	1,464	1,448	2,898	2,588
Total revenues	3,449	5,429	6,703	10,863

COST OF REVENUES
Cost of product revenues	772	1,401	1,622	2,691
Cost of service revenues	876	907	1,701	1,546
Total cost of revenues	1,648	2,308	3,323	4,237

GROSS PROFIT	1,801	3,121	3,380	6,626

OPERATING EXPENSES
Research and development	1,013	918	2,025	1,730
Sales and marketing	1,451	1,383	2,931	2,958
General and administrative	1,025	837	2,079	1,500
Total operating expenses	3,489	3,138	7,035	6,188

OPERATING (LOSS) PROFIT	(1,688)	(17)	(3,655)	438

INTEREST (EXPENSE) INCOME, NET	(3)	10	(6)	16

(LOSS) PROFIT BEFORE INCOME TAXES	(1,691)	(7)	(3,661)	454

PROVISION FOR INCOME TAXES	(2)	-	(2)	(7)

NET (LOSS) PROFIT	$(1,693)	$(7)	$(3,663)	$447

NET (LOSS) PROFIT PER SHARE
Basic	$(0.26)	$(0.00)	$(0.56)	$0.07
Diluted	$(0.26)	$(0.00)	$(0.56)	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
COMPUTING NET (LOSS) PROFIT PER SHARE
Basic	6,517	6,386	6,505	6,378
Diluted	6,517	6,386	6,505	7,289

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended December 31,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) profit	$(3,663)	$447
Adjustments to reconcile net (loss) profit to net cash used in operating activities:
Depreciation and amortization	162	129
Provision for doubtful accounts	47	77
Share based compensation charges	610	311
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	3,732	1,310
Inventory	(70)	288
Deferred project costs	109	(154)
Prepaid expenses and other current assets	(8)	80
Other assets	81	(20)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(803)	(1,155)
Deferred revenues	(709)	(1,349)
Net cash used in operating activities	(512)	(36)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(69)	(149)
Net cash used in investing activities	(69)	(149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	451	-
Repayment of long-term debt	(379)	(341)
Proceeds from exercise of stock options and warrants	2	28
Net cash provided by (used in) financing activities	74	(313)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(507)	(498)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,503	4,961
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,996	$4,463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$40	$78

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements of Voxware, Inc. and Subsidiaries (“Voxware” or the “Company”) for the three and six months ended December 31, 2008 and 2007 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8-03 of Regulation S-X under the Securities Act of 1933, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

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

The consolidated statement of operations for the three and six months ended December 31, 2008 is not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2009, or any other future period.

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

As further discussed in Note 5 and Note 11, the Company was in violation of a loan covenant as of December 31, 2008, but that violation was subsequently waived by the bank. The Company may be required to repay balances currently owed to the bank and has sufficient cash to repay the existing loan balances in full to the extent required. In addition, the Company is in negotiations with the bank regarding an extension of a revolving line of credit. The Company cannot provide assurances, however, that it will be able to reach agreement with the bank on favorable terms.

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

Under EITF 00-21, the fair value of hardware elements is determined based on the price when it is sold separately by either Voxware or a competitor. The Company determines VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of December 31, 2008, the Company believes that it has realized VSOE of the fair values for maintenance and professional services.

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

Research and Development
Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines technological feasibility as the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to SFAS 86, the working model is generally deemed to exist with commencement of beta testing. No costs associated with the development of software products were capitalized during the three and six months ended December 31, 2008 and 2007.

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

One customer accounted for 17% of total revenues for the six months ended December 31, 2008 and 10% of accounts receivable at that date. Three customers accounted for 16%, 15% and 12%, respectively, of total revenues for the six months ended December 31, 2007 and 11%, 2% and 10%, respectively, of accounts receivable at that date.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and 2007, there was no accrued interest related to uncertain tax positions.

Net (Loss) Profit Per Share
The Company computes net (loss) profit per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic net (loss) profit per share is calculated by dividing net (loss) profit by the weighted average number of shares of common stock outstanding during the period. Diluted net profit per share is calculated by dividing net profit by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. As the Company had a net loss during the three and six months ended December 31, 2008, the impact of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 156,000 shares and of approximately 192,000 restricted stock units at December 31, 2008 is anti-dilutive and as such, have been excluded from the calculation of diluted net loss per share. The impact at December 31, 2007 of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 1,530,000 shares is included in the calculation of diluted net profit per share for the six months ended December 31, 2007. The impact at December 31, 2007 of the assumed exercise of these in-the-money stock options and warrants is anti-dilutive for the three months ended December 31, 2007 because the Company had a net loss during that period, and so is excluded from the calculation of diluted net loss per share. The impact of approximately 260,000 restricted stock units at December 31, 2007 is anti-dilutive and as such, this has been excluded from the calculation of diluted net profit per share.

Recently Issued Accounting Pronouncements
Fair value is defined under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157), as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The Company has adopted SFAS No. 157 for financial assets and liabilities. The adoption of SFAS No. 157 had no impact on the Company’s consolidated results of operations and financial condition. At December 31, 2008, the Company held $2,614,000 in money market funds which are valued in accordance with Level 1 and are included in cash and cash equivalents.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3. Gross Profit

The components of gross profit for the three and six months ended December 31, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Product revenues
Software licenses	$541	$1,283	$779	$2,819
Hardware units and accessories	1,137	2,170	2,398	4,419
Extended hardware warranties	239	414	493	791
Royalties	68	114	135	246
	1,985	3,981	3,805	8,275
Cost of product revenues
Software licenses	18	14	20	47
Hardware units and accessories	685	1,344	1,474	2,568
Extended hardware warranties	69	43	128	76
	772	1,401	1,622	2,691
Gross Profit from product revenues	1,213	2,580	2,183	5,584

Service revenues
Professional services	413	629	810	1,014
Software maintenance services	1,006	754	1,986	1,442
Billable travel	45	65	102	132
	1,464	1,448	2,898	2,588
Cost of service revenues
Professional services	614	667	1,180	1,045
Software maintenance services	212	178	419	374
Billable travel	50	62	102	127
	876	907	1,701	1,546
Gross Profit from service revenues	588	541	1,197	1,042

Gross Profit	$1,801	$3,121	$3,380	$6,626

4. Inventory

	December 31, 2008	June 30, 2008
	(in thousands)
Raw materials	$11	$16
Work in process	15	16
Finished goods	599	516
Less: inventory reserve	(22)	(15)
Inventory - net	$603	$533

5. Debt

The Company initially entered into a credit facility with Silicon Valley Bank (“SVB”) on December 30, 2003. The following facilities were outstanding during fiscal years 2008 and 2009:

A $1,000,000 equipment line of credit (the “Equipment Line”) secured by all of the Company’s personal property was first drawn upon on December 16, 2005. The Company was required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding was $0 as of December 31, 2008 and $66,000 as of June 30, 2008.

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB (the “2006 Facility”), providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit (the "Revolver") and a $1,500,000 Non-Formula Term Loan (the "2006 Term Loan") to fund the Company's anticipated working capital needs. The 2006 Term Loan is to be repaid in 36 equal monthly payments of principle and interest, commencing on April 1, 2007, and has an outstanding balance of $625,000 at December 31, 2008 and $875,000 at June 30, 2008. Monthly principle payments total approximately $42,000. Amounts outstanding under the 2006 Term Loan bear interest at December 31, 2008 at a rate of 7%, calculated as the greater of 7% or prime plus 3%, as established by the Waiver and Third Loan Modification Agreement (“TLMA”) with SVB executed on November 17, 2008.

On February 13, 2008, with an effective date of December 27, 2007, the Company entered into a second loan modification agreement (“SLMA”) with SVB, providing for a new $600,000 revolving equipment line of credit (the “Equipment Revolver”). The availability under the Equipment Revolver was limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA). The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. Originally, amounts advanced under the Equipment Revolver bore interest at a rate equal to the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%. This rate was revised to the greater of 7% or prime plus 3% by the TLMA. The repayment of any funds drawn against the Equipment Revolver shall be made in 36 equal monthly payments following each new advance under the Equipment Revolver. The outstanding balance on the Equipment Revolver was $388,000 at December 31, 2008 and $0 at June 30, 2008.

The Revolver created by the 2006 Facility was initially available until October 31, 2007. It was extended to February 11, 2009 by the SLMA. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of December 31, 2008, amounts outstanding under the Revolver bear interest at the rate of 7%, calculated as the greater of 7% or prime plus 3%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at December 31, 2008 or June 30, 2008.

As of December 31, 2008, the Company was in violation of a covenant of its Amended and Restated Loan and Security Agreement, dated as of December 29, 2006, or Loan Agreement, with Silicon Valley Bank, or SVB, as amended by the Third Loan Modification Agreement, dated as of November 17, 2008, or TLMA requiring that it not exceed certain net loss thresholds for the three months ended December 31, 2008, as defined by the terms of the TLMA.  The loan covenant violation represents an “Event of Default” under the Loan Agreement.  Accordingly, SVB may, among other actions, without notice or demand, declare all obligations outstanding under the agreements to be immediately due and payable, including amounts outstanding under the 2006 Term Loan, the Revolver and the Equipment Revolver.  The Company reclassified $125,000 due under the 2006 Term Loan and $238,000 due under the Equipment Revolver in the December 31, 2008 balance sheet from long term debt to current portion of long term debt in response to the loan covenant violation.  As of the date of this filing, the Company owes an aggregate of approximately $905,000 to SVB under the Loan Agreement (including $542,000 currently outstanding under the 2006 Term Loan and $363,000 currently outstanding under the Equipment Revolver).  There is no amount currently due under the Revolver, which terminated on February 11, 2009.  On February 17, 2009, the Company entered into a Waiver and Fourth Loan Modification Agreement that, among other things, waived the loan covenant violation and extended the maturity of the Revolver until March 31, 2009.  In addition, the Waiver and Fourth Loan Modification Agreement revised certain outstanding financial covenants under the Loan Agreement, including minimum net loss thresholds.  The Company is currently in negotiations with SVB regarding an additional loan modification agreement extending the Revolver and establishing revised loan covenants.  If agreement is not reached, the Company expects to repay all outstanding balances under the 2006 Term Loan and Equipment Revolver.  Voxware has sufficient cash to repay the existing loan balances in full to the extent required.  The Company cannot, however, provide assurances that it will be able to reach agreement with SVB on an additional loan modification on terms favorable to Voxware, if at all.

Future minimum payments under the credit facility are as follows as of December 31, 2008 (in thousands):

	Silicon Valley Bank
	2006 Term	Equipment
	Loan	Revolver	Total
Short Term	$625	$388	$1,013
Long Term	-	-	-
Total Debt	$625	$388	$1,013

6. Common Stock and Common Stock Warrants

The Company has 12,000,000 authorized shares of Common Stock, of which 6,536,569 and 6,458,529 were outstanding as of December 31, 2008 and June 30, 2008, respectively.

As of December 31, 2008, the Company had warrants outstanding to purchase 1,155,474 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $5.76 per share. All of the warrants outstanding as of December 31, 2008 were granted in conjunction with private equity transactions occurring between 2003 and 2005. A summary of the Company’s outstanding warrants as of December 31, 2008 is presented below:

		Weighted
		Average
	Number of	Exercise Price
Expiration Date	Shares	Per Share
August 2010	43,527	$5.432
June 2013	67,223	2.250
December 2013	888,890	2.250
April 2014	155,834	0.150
Total Warrants Outstanding	1,155,474	$2.087

7. Stock Options and Stock Based Compensation

Stock Option Plans

As of December 31, 2008, options to purchase 1,043,237 shares of Common Stock were outstanding under plans approved by the Company’s stockholders in 1994 and 2003 and amended by the Company’s stockholders in December 2007 (the “Option Plans”). In addition, 100,814 options are available for grant under the Option Plans.

Information regarding option activity for the six months ended December 31, 2008 under the Option Plans is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Instrinsic
	Outstanding	Per Share	Term in Years	Value
Options outstanding as of June 30, 2008	927,350	$6.057
Granted	136,250	1.461
Exercised	(1,000)	2.250
Forfeited	(19,363)	5.243
Expired	-	-
Options outstanding as of December 31, 2008	1,043,237	$5.476	8.07	$-

Options exercisable as of December 31, 2008	558,844	$6.448	7.27	$-

Options exercisable as of December 31, 2008
and options expected to become exercisable	963,269	$5.615	7.99	$-

Aggregate intrinsic value of $0 was calculated based on the Company’s closing Common Stock price as of December 31, 2008 of $0.98 per share. Options exercisable as of December 31, 2008 and options expected to become exercisable includes vested options and nonvested options less expected forfeitures.

A summary of the status of the Company’s nonvested options and restricted stock units as of December 31, 2008 and changes during the six months then ended is presented below:

		Weighted		Weighted
		Average	Restricted	Average
	Options	Grant-Date	Stock Units	Grant-Date
	Outstanding	Fair Value	Outstanding	Fair Value
Outstanding as of June 30, 2008	422,007	$2,161,063	244,794	$1,453,519
Granted	136,250	219,445	-	-
Vested	(69,864)	(386,332)	(47,040)	(295,764)
Forfeited	(4,000)	(16,006)	-	-
Outstanding as of December 31, 2008	484,393	$1,978,170	197,754	$1,157,755

Share-Based Compensation

The Company awarded a total of 305,586 restricted stock units (“RSUs”) to certain officers during the year ended June 30, 2008. No RSUs were granted during the six months ended December 31, 2008. The RSUs were granted pursuant to the 2003 Plan and vest on a monthly basis. The vesting periods on the RSU grants range from three to four years. The fair value of the RSUs range from $4.39 to $6.95 per share, for a total fair value of $1,889,000. Share-based compensation charges associated with the RSUs were recorded in the amount of $148,000 and $296,000, respectively, for the three and six months ended December 31, 2008 and $115,000 and $148,000, respectively, for the three and six months ended December 31, 2007.

The Company records the issuance of shares of Common Stock as RSUs vest. During the three and six months ended December 31, 2008, 23,520 and 47,040 shares of Common Stock, respectively, were issued as a result of the vesting of RSUs. During the three and six months ended December 31, 2007, 15,627 shares of Common Stock were issued as a result of the vesting of RSUs.

The statement of operations includes total share-based employee compensation charges resulting from stock option and RSU awards in the amount of $301,000 and $610,000, respectively, for the three and six months ended December 31, 2008 and $237,000 and $311,000, respectively, for the three and six months ended December 31, 2007. Amounts charged to operations are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Research and development	$32	$21	$63	$26
Sales and marketing	63	48	126	59
General and administrative	206	168	421	226
	$301	$237	$610	$311

8. Commitments and Contingencies

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $132,000 and $266,000 for the three and six months ended December 31, 2008, respectively, and $124,000 and $236,000 for the three and six months ended December 31, 2007, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of December 31, 2008 are as follows:

(in thousands)
Year ending June 30, 2009	$209
Year ending June 30, 2010	431
Year ending June 30, 2011	442
Year ending June 30, 2012	423
Year ending June 30, 2013	256
Year ending June 30, 2014	3
$1,764

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition.

The Company has a one-year employment agreement with one of its officers. The agreement extends annually unless terminated by either the employee or Company at least 90 days prior to the scheduled renewal date. The agreement provides for a minimum salary level, adjusted annually at the discretion of the Board of Directors, and a bonus based upon the Company’s performance as measured against a business plan approved by the Company’s Board of Directors.

9. Segment Information

Voxware’s international operations team headquartered in England serves all customers outside of North America but historically focuses primarily on the United Kingdom. As of December 31, 2008, Voxware’s international operations team consisted of 15 employees, of which 14 are located in England and France. Long-lived assets supporting the international operations, consisting of computer hardware, furniture and fixtures were not a material component of total long-lived assets as of December 31, 2008.

The distribution of revenues between North American and International operations is as follows:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2008		2007		2008		2007
	($ in thousands)				($ in thousands)
Total revenues
North American operations	$2,237	65%	$3,267	60%	$4,474	67%	$5,679	52%
International operations	1,212	35%	2,162	40%	2,229	33%	5,184	48%
	$3,449	100%	$5,429	100%	$6,703	100%	$10,863	100%

10. Cost Restructuring

In December 2008, the Company reduced its staff to bring costs more in line with anticipated revenues. In conjunction with the staff reduction, 13 positions were eliminated in December (including one part-time position) and one position was scheduled for elimination during the three months ending March 31, 2009. Employment termination charges totaling $81,000 were accrued during the three months ended December 31, 2008, of which $41,000 was paid during the period. $71,000 of the termination charges related to North American operations and $10,000 of the termination charges related to International operations. The Company estimates charges associated with the staff reduction to be recorded during the three months ending March 31, 2009 will total approximately $14,000.

The following charges associated with the December 2008 staff reduction are included in the Statement of Operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Cost of service revenues	$35	$-	$35	$-
Research and development	27	-	27	-
Sales and marketing	18	-	18	-
General and administrative	1	-	1	-
	$81	$-	$81	$-

11. Subsequent Event

On February 17, 2009, the Company entered into a Waiver and Fourth Loan Modification Agreement that, among other things, waived the loan covenant violation and extended the maturity of the Revolver until March 31, 2009.  In addition, the Waiver and Fourth Loan Modification Agreement revised certain outstanding financial covenants under the Loan Agreement, including minimum net loss thresholds.  The Company is currently in negotiations with SVB regarding an additional loan modification agreement extending the Revolver and establishing revised loan covenants.  If agreement is not reached, the Company expects to repay all outstanding balances under the 2006 Term Loan and Equipment Revolver.  Voxware has sufficient cash to repay the existing loan balances in full to the extent required.  The Company cannot, however, provide assurances that it will be able to reach agreement with SVB on an additional loan modification on terms favorable to Voxware, if at all.

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

Overview:

Voxware is a leading provider of software for voice recognition solutions that direct the work of the warehouse workforce. Warehouse workers, wearing headsets with microphones, speak back and forth to our voice applications. Since these workers can now work “hands and eyes free” when performing a wide array of tasks such as picking, putaway and receiving, worker productivity typically increases while errors can be reduced. Our customers typically increase productivity from 10 to 30% and reduce error rates by 30 to 50%. Our primary software product, Voxware 3, offers multiple languages so companies can leverage non-native speaking workers.

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

Our solutions require mobile computing equipment and related hardware accessories. We typically supply the hardware accessories, but have partnered with major mobile computing equipment manufacturers such as Motorola, Inc., Intermec, Inc. and LXE, Inc., a subsidiary of EMS Technologies, Inc. Our customers may elect to purchase the mobile computing equipment from us or from any other authorized dealer of the equipment. One implication of this strategy is that we expect the portion of our revenues associated with proprietary hardware sales to diminish as a percentage of total revenues over time as we transition to a software-centric business model. In addition, we expect that a greater percentage of our hardware revenues will be derived from the sales of accessories, rather than hardware units. However, we can provide no assurance as to the rate of this anticipated shift of revenue sources.

The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, our quarterly revenues for the first half of fiscal 2009 were adversely affected and our quarterly revenues during the second half of fiscal 2009 will likely be lower than the quarterly revenues reported for the same period of fiscal 2008.

However, we anticipate an expansion of our customer base, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings and new customers brought to us through direct sales efforts, VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2009, but that revenues from new customers, including those brought to us through VARs and other channel partners, will grow faster than revenues from existing customers. We expect revenues will generally increase over revenues for the three months ended December 31, 2008, although we can provide no assurances that revenues earned in any given fiscal quarter or year will exceed the preceding fiscal quarter or year. Furthermore, we anticipate that in some fiscal quarters and years, costs will exceed revenues. On February 17, 2009, we entered into a Waiver and Fourth Loan Modification Agreement that, among other things, waived the loan covenant violation and extended the maturity of the Revolver until March 31, 2009.  In addition, the Waiver and Fourth Loan Modification Agreement revised certain outstanding financial covenants under the Loan Agreement, including minimum net loss thresholds.  We are currently in negotiations with SVB regarding an additional loan modification agreement extending the Revolver and establishing revised loan covenants.  If agreement is not reached, we expect to repay all outstanding balances under the 2006 Term Loan and Equipment Revolver.  We have sufficient cash to repay the existing loan balances in full to the extent required.  We cannot, however, provide assurances that we will be able to reach agreement with SVB on an additional loan modification on terms favorable to us, if at all.

In addition, we may need to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. However, due to the recent downturn in the economy, there can be no assurance that such financing will be available on terms acceptable to us, if at all. Due to a greater emphasis on sales of higher margin product and the availability of cash through existing relationships with SVB, we believe that we have adequate capital resources available to fund our operations through December 31, 2009.

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

Under EITF 00-21, we determine the fair value of hardware elements based on the price when it is sold separately by either Voxware or a competitor. We determine VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of December 31, 2008, we believe that we have realized VSOE of the fair values for maintenance and professional services.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and 2007, there was no accrued interest related to uncertain tax positions.

Our key accounting estimates and policies are reviewed with the Audit Committee of our Board of Directors.

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements.

Results of Operations

Three months ended December 31, 2008 compared to the three months ended December 31, 2007
(dollars in table are presented in thousands)

	Three Months		Three Months
	Ended		Ended
	December 31,	% of Total	December 31,	% of Total
	2008	Revenue	2007	Revenue	$ Change	% Change
Product revenues	$1,985	58%	$3,981	73%	$(1,996)	(50%	)
Services revenues	1,464	42%	1,448	27%	16	1%
Total revenues	3,449	100%	5,429	100%	(1,980)	(36%	)

Cost of product revenues	772	22%	1,401	26%	(629)	(45%	)
Cost of service revenues	876	25%	907	17%	(31)	(3%	)
Total cost of revenues	1,648	48%	2,308	43%	(660)	(29%	)

Gross profit	1,801	52%	3,121	57%	(1,320)	(42%	)

Research and development	1,013	29%	918	17%	95	10%
Sales and marketing	1,451	42%	1,383	25%	68	5%
General and administrative	1,025	30%	837	15%	188	22%
Total operating expenses	3,489	101%	3,138	57%	351	11%

Operating loss	(1,688)	(50%)	(17)	(0%)	(1,671)	N/M

Interest (expense) income, net	(3)	(0%)	10	(0%)	(13)	(130%	)
Loss before income taxes	(1,691)	(50%)	(7)	(0%)	(1,684)	N/M

Provision for income taxes	(2)	(0%)	-	0%	(2)	N/A

Net loss	$(1,693)	(49%)	$(7)	(0%)	$(1,686)	N/M

The components of gross profit for the three months ended December 31, 2008 and 2007 are as follows:

	Three Months Ended
	December 31,
	2008	2007
	(in thousands)
Product revenues
Software licenses	$541	$1,283
Hardware units and accessories	1,137	2,170
Extended hardware warranties	239	414
Royalties	68	114
	1,985	3,981

Cost of product revenues
Software licenses	18	14
Hardware units and accessories	685	1,344
Extended hardware warranties	69	43
	772	1,401

Gross Profit from product revenues	1,213	2,580

Service revenues
Professional services	413	629
Software maintenance services	1,006	754
Billable travel	45	65
	1,464	1,448

Cost of service revenues
Professional services	614	667
Software maintenance services	212	178
Billable travel	50	62
	876	907

Gross Profit from service revenues	588	541

Gross Profit	$1,801	$3,121

Revenues

Total revenues were $3,449,000 for the three months ended December 31, 2008 compared to total revenues of $5,429,000 for the three months ended December 31, 2007. The $1,980,000 (36%) decrease in total revenues is primarily due to decreases of $742,000 (58%) in licensing of software, $1,033,000 (48%) in revenues generated from the sale of hardware units and related accessories, $216,000 (34%) in professional services, $175,000 (42%) in extended hardware warranties and $46,000 (40%) in royalties, offset by an increase of $252,000 (33%) in software maintenance services. Product revenues accounted for 58% of revenues during the three months ended December 31, 2008 as compared to 73% during the three months ended December 31, 2007. Service revenues accounted for 42% of revenue during the three months ended December 31, 2008 as compared to 27% during the three months ended December 31, 2007.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranties and royalties from our speech compression technology. Total product revenues decreased $1,996,000 (50%) to $1,985,000 during the three months ended December 31, 2008 from $3,981,000 in the three months ended December 31, 2007. The decrease in product revenues during the three months ended December 31, 2008 was primarily due to decreases in the number of new customer sites running our software, the number of VoxBrowser software licenses and related hardware units and accessories sold compared to the three months ended December 31, 2007. The decrease in the number of software licenses, hardware units and hardware accessories sold was primarily due to a decrease in the number of new customer sites purchasing our solutions during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, which was primarily caused by customers and sales prospects delaying purchasing decisions in response to current global economic conditions. In spite of the results of the three months ended December 31, 2008, we anticipate that software licenses will generally account for a greater percentage of product revenues in the future, with less emphasis on sales of new or upgraded hardware units. Software licenses contributed 27% of product revenues during the three months ended December 31, 2008 as compared to 32% during the three months ended December 31, 2007. In addition, we expect that a greater percentage of hardware sales will be derived from accessories, rather than hardware units, as more hardware manufacturers and resellers enter the marketplace. Accessories generally provide higher gross margin percentages than hardware unit sales. Accessories accounted for 66% of hardware revenues during the three months ended December 31, 2008 as compared to 67% of hardware revenues for the three months ended December 31, 2007. However, we cannot predict the rate of future growth or the relative mix of software licenses or sales of hardware units, accessories and services.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities and travel charges billed to customers for costs incurred while providing services. For the three months ended December 31, 2008, services revenues totaled $1,464,000, an increase of $16,000 (1%) from services revenues of $1,448,000 for the three months ended December 31, 2007. Professional services decreased $216,000 (34%) from $629,000 during the three months ended December 31, 2007 to $413,000 during the three months ended December 31, 2008. The decrease in professional services reflects the decrease in the number of new sites at which our solutions were implemented during the three months ended December 31, 2008 as compared to during the three months ended December 31, 2007. Voxware 3 provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, professional services revenues for new customers may decline in the future. Software maintenance support services increased $252,000 (33%) from $754,000 during the three months ended December 31, 2007 to $1,006,000 during the three months ended December 31, 2008. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold and remain in effect.

Cost of Revenues

Total cost of revenues decreased $660,000 (29%) from $2,308,000 for the three months ended December 31, 2007 to $1,648,000 for the three months ended December 31, 2008.

Cost of product revenues decreased $629,000 (45%) from $1,401,000 in the three months ended December 31, 2007, to $772,000 in the three months ended December 31, 2008. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is the cost associated with our team responsible for testing, shipping, supporting and managing third party hardware. This team was comprised of four individuals as of December 31, 2008 as compared to five individuals as of December 31, 2007. The decrease in cost of product revenues is primarily attributable to a decrease of $543,000 for direct material costs and a decrease of $72,000 for freight charges. These cost reductions were primarily due to a decrease in sales of computer hardware units and related accessories during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. Despite the decline in the three months ended December 31, 2008, we expect software licensing to account for a higher percentage of product revenues in the future. Accordingly, cost of product revenues, as a percentage of product revenues, may gradually decline, so that our margins earned on product revenues may increase. However, any such increases in gross margin percentages may be offset if end users seek to purchase portable computer hardware units and related accessories directly from us instead of through third-party partners, as the gross margin on sales of hardware is lower than that on sales of software.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our customer support and professional services staff was comprised of 19 individuals as of December 31, 2008, as compared to 21 individuals as of December 31, 2007. Four positions were eliminated during the three months ended December 31, 2008 in response to the Company’s decline in revenues during the period. Cost of services revenues decreased $31,000 (3%) from $907,000 in the three months ended December 31, 2007 to $876,000 in the three months ended December 31, 2008. Labor costs, including customer support and professional services activities performed by our research and development staff, had the effect of decreasing cost of services revenues by $46,000 during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. The Company also experienced cost reductions of $41,000 for travel related costs and $21,000 for outside services during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. The recognition of deferred project costs during the three months ended December 31, 2008 exceeded project cost deferrals during that period by $144,000. The recognition of deferred project costs during the three months ended December 31, 2007 exceeded project cost deferrals during that period by $52,000. Thus, the impact of the timing of project cost deferrals led to a net increase of $92,000 in project costs during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. During the three months ended December 31, 2008, the Company eliminated four positions from the customer support and professional services operations, of which three positions were eliminated late in the quarter. As such, quarterly costs of service revenues may be lower during the second half of fiscal 2009 than they were during the three months ended December 31, 2008.

Operating Expenses

Total operating expenses increased by $351,000 (11%) to $3,489,000 in the three months ended December 31, 2008 from $3,138,000 in the three months ended December 31, 2007. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 49 individuals as of December 31, 2008 and 2007.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our research and development team was comprised of 19 individuals as of December 31, 2008 and 22 individuals as of December 31, 2007. Three positions were eliminated during the three months ended December 31, 2008, net of new hires, in response to our decline in revenues during the period. Our research and development expenses increased $95,000 (10%) to $1,013,000 in the three months ended December 31, 2008, from $918,000 in the three months ended December 31, 2007. Labor costs, net of costs allocated to or from professional services and customer support, increased $52,000 during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. In addition, recruiting expenses increased by $38,000. Quarterly research and development costs during the second half of fiscal year 2009 may be lower than costs incurred during the quarters ended September 30, 2008 and December 31, 2008 due to the reduction of staff size as part of our effort to more closely match costs to revenues.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show and other lead generation expenses. Our sales and marketing staff was comprised of 19 individuals as of December 31, 2008 compared to 17 individuals as of December 31, 2007. Three positions were eliminated during the three months ended December 31, 2008, in response to our decline in revenues during the period. Sales and marketing expenses increased $68,000 (5%) to $1,451,000 in the three months ended December 31, 2008, from $1,383,000 in the three months ended December 31, 2007. The change in sales and marketing expenses is due primarily to increases during the three months ended December 31, 2008 of $37,000 in labor costs due to the larger sales staff, $44,000 in marketing program costs and $22,000 in outside services. These increases were offset by $36,000 of sales and marketing services were performed by our customer service teams during the three months ended December 31, 2007 as compared to $0 during the three months ended December 31, 2008. In light of reduced revenues caused by global economic conditions, we undertook steps to reduce sales and marketing expenses. We anticipate that sales and marketing expenses during fiscal year 2009 may be less than those costs incurred during fiscal year 2008.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 11 full time employees as of December 31, 2008 compared to 10 full time employees as of December 31, 2007. General and administrative expenses increased $188,000 (22%) to $1,025,000 in the three months ended December 31, 2008 from $837,000 in the three months ended December 31, 2007. Fluctuations in foreign currency exchange rates generated losses of $175,000 during the three months ended December 31, 2008 compared to gains of $117,000 during the three months ended December 31, 2007, a change of $292,000. Labor costs increased $54,000 during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 due primarily to an increase of $38,000 for non-cash share based compensation charges associated with stock options and restricted stock units granted in fiscal year 2008. These cost increases were offset by a decrease in outside professional services costs, which were $143,000 lower during the three months ended December 31, 2008 than during the three months ended December 31, 2007.

Interest Income and Expense

Interest income earned is reported net of interest expense. Net interest expense was $3,000 for the three months ended December 31, 2008, compared to net interest income of $10,000 for the three months ended December 31, 2007, a decrease of $13,000. Interest income decreased $28,000 from $44,000 during the three months ended December 31, 2007 to $16,000 during the three months ended December 31, 2008 due primarily to declining interest rates and lower balances of invested funds. Interest expense decreased $15,000 from $34,000 during the three months ended December 31, 2007 to $19,000 during the three months ended December 31, 2008 due primarily to declining debt levels.

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

The provision for income taxes was $2,000 for the three months ended December 31, 2008 as compared to $0 for the three months ended December 31, 2007. We had a loss before taxes of $1,691,000 for accounting purposes during the three months ended December 31, 2008, compared to a loss before taxes of $7,000 during the three months ended December 31, 2007.

Six months ended December 31, 2008 compared to the six months ended December 31, 2007
(dollars in table are presented in thousands)

	Six Months			Six Months
	Ended			Ended
	December 31,	% of Total		December 31,	% of Total
	2008	Revenue		2007	Revenue	$ Change	% Change
Product revenues	$3,805	57%		$8,275	76%	$(4,470)	(54%	)
Services revenues	2,898	43%		2,588	24%	310	12%
Total revenues	6,703	100%		10,863	100%	(4,160)	(38%	)

Cost of product revenues	1,622	24%		2,691	25%	(1,069)	(40%	)
Cost of service revenues	1,701	25%		1,546	14%	155	10%
Total cost of revenues	3,323	50%		4,237	38%	(914)	(22%	)

Gross profit	3,380	50%		6,626	60%	(3,246)	(49%	)

Research and development	2,025	30%		1,730	16%	295	17%
Sales and marketing	2,931	45%		2,958	27%	(27)	(1%	)
General and administrative	2,079	32%		1,500	14%	579	39%
Total operating expenses	7,035	106%		6,188	57%	847	14%

Operating (loss) profit	(3,655)	(56%	)	438	4%	(4,093)	(934%	)

Interest (expense) income, net	(6)	(0%	)	16	0%	(22)	(138%	)
(Loss) profit before income taxes	(3,661)	(55%	)	454	4%	(4,115)	(906%	)

Provision for income taxes	(2)	(0%	)	(7)	(0% )	5	71%

Net (Loss) profit	$(3,663)	(55%	)	$447	4%	$(4,110)	(919%	)

The components of gross profit for the six months ended December 31, 2008 and 2007 are as follows:

	Six Months Ended
	December 31,
	2008	2007
	(in thousands)
Product revenues
Software licenses	$779	$2,819
Hardware units and accessories	2,398	4,419
Extended hardware warranties	493	791
Royalties	135	246
	3,805	8,275

Cost of product revenues
Software licenses	20	47
Hardware units and accessories	1,474	2,568
Extended hardware warranties	128	76
	1,622	2,691

Gross Profit from product revenues	2,183	5,584

Service revenues
Professional services	810	1,014
Software maintenance services	1,986	1,442
Billable travel	102	132
	2,898	2,588

Cost of service revenues
Professional services	1,180	1,045
Software maintenance services	419	374
Billable travel	102	127
	1,701	1,546

Gross Profit from service revenues	1,197	1,042

Gross Profit	$3,380	$6,626

Revenues

Total revenues were $6,703,000 for the six months ended December 31, 2008 compared to total revenues of $10,863,000 for the six months ended December 31, 2007. The $4,160,000 (38%) decrease in total revenues is primarily due to decreases of $2,040,000 (72%) in licensing of software, $2,021,000 (46%) in revenues generated from the sale of hardware units and related accessories, $298,000 (38%) in extended hardware warranties, $204,000 (20%) in professional services and $111,000 (45%) in royalties, offset by an increase of $544,000 (38%) in software maintenance services. Product revenues accounted for 57% of revenues during the six months ended December 31, 2008 as compared to 76% during the six months ended December 31, 2007. Service revenues accounted for 43% of revenue during the six months ended December 31, 2008 as compared to 24% during the six months ended December 31, 2007.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranties and royalties from our speech compression technology. Total product revenues decreased $4,470,000 (54%) to $3,805,000 during the six months ended December 31, 2008 from $8,275,000 in the six months ended December 31, 2007. The decrease in product revenues during the six months ended December 31, 2008 was primarily due to decreases in the number of new customer sites running our software, the number of VoxBrowser software licenses and related hardware units and accessories sold compared to the six months ended December 31, 2007. The decrease in the number of software licenses, hardware units and hardware accessories sold was primarily due to a decrease in the number of new customer sites purchasing our solutions during the six months ended December 31, 2008 as compared to the six months ended December 31, 2007, which we believe was primarily caused by customers and sales prospects delaying purchasing decisions in response to current global economic conditions. In spite of the results of the six months ended December 31, 2008, we anticipate that software licenses will generally account for a greater percentage of product revenues in the future, with less emphasis on sales of new or upgraded hardware units. Software licenses contributed 20% of product revenues during the six months ended December 31, 2008 as compared to 34% during the six months ended December 31, 2007. In addition, we expect that a greater percentage of hardware sales will be derived from accessories, rather than hardware units, as more hardware manufacturers and resellers enter the marketplace. Accessories generally provide higher gross margin percentages than hardware unit sales. Accessories accounted for 65% of hardware revenues during the six months ended December 31, 2008 as compared to 53% of hardware revenues for the six months ended December 31, 2007. However, we cannot predict the rate of future growth or the relative mix of software licenses or sales of hardware units, accessories and services.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities and travel charges billed to customers for costs incurred while providing services. For the six months ended December 31, 2008, services revenues totaled $2,898,000, an increase of $310,000 (12%) from services revenues of $2,588,000 for the six months ended December 31, 2007. Professional services decreased $204,000 (20%) from $1,014,000 during the six months ended December 31, 2007 to $810,000 during the six months ended December 31, 2008. The decrease in professional services reflects the decrease in the number of new sites at which our solutions were implemented during the six months ended December 31, 2008 as compared to during the six months ended December 31, 2007. Voxware 3 provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, professional services revenues for new customers may decline in the future. Software maintenance support services increased $544,000 (38%) from $1,442,000 during the six months ended December 31, 2007 to $1,986,000 during the six months ended December 31, 2008. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold and remain in effect.

Cost of Revenues

Total cost of revenues decreased $914,000 (22%) from $4,237,000 for the six months ended December 31, 2007 to $3,323,000 for the six months ended December 31, 2008.

Cost of product revenues decreased $1,069,000 (40%) from $2,691,000 in the six months ended December 31, 2007, to $1,622,000 in the six months ended December 31, 2008. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is the cost associated with our team responsible for testing, shipping, supporting and managing third party hardware. This team was comprised of four individuals as of December 31, 2008 as compared to five individuals as of December 31, 2007. One position was eliminated during the six months ended December 31, 2008 in response to the Company’s decline in revenues during the period. The decrease in cost of product revenues is primarily attributable to a decrease of $996,000 for direct material costs and a decrease of $63,000 for freight charges. These cost reductions were primarily due to a decrease in sales of computer hardware units and related accessories during the six months ended December 31, 2008 as compared to the six months ended December 31, 2007. Despite the decline in the six months ended December 31, 2008, we expect software licensing to account for a higher percentage of product revenues in the future. Accordingly, cost of product revenues, as a percentage of product revenues, may gradually decline, so that our margins earned on product revenues may increase. However, any such increases in gross margin percentages may be offset if end users seek to purchase portable computer hardware units and related accessories directly from us instead of through third-party partners, as the gross margin on sales of hardware is lower than that on sales of software.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our customer support and professional services staff was comprised of 19 individuals as of December 31, 2008, as compared to 21 individuals as of December 31, 2007. Four positions were eliminated during the six months ended December 31, 2008 in response to the Company’s decline in revenues during the period. Cost of services revenues increased $155,000 (10%) from $1,546,000 in the six months ended December 31, 2007 to $1,701,000 in the six months ended December 31, 2008. Labor costs, including customer support and professional services activities performed by our research and development staff, had the effect of increasing cost of services revenues by $59,000 during the six months ended December 31, 2008 as compared to the six months ended December 31, 2007. The recognition of deferred project costs during the six months ended December 31, 2008 exceeded project cost deferrals during that period by $96,000. The deferral of project costs during the six months ended December 31, 2007 exceeded the recognition of deferred project costs during that period by $100,000. Thus, the impact of the timing of project cost deferrals led to a net increase of $196,000 in project costs during the six months ended December 31, 2008 as compared to the six months ended December 31, 2007. These cost increases were partially offset by reductions of $55,000 in travel related costs higher and $34,000 of outside services during the six months ended December 31, 2008 as compared to the six months ended December 31, 2007.

Operating Expenses

Total operating expenses increased by $847,000 (14%) to $7,035,000 in the six months ended December 31, 2008 from $6,188,000 in the six months ended December 31, 2007. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 49 individuals as of December 31, 2008 and 2007.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our research and development team was comprised of 19 individuals as of December 31, 2008 and 22 individuals as of December 31, 2007. Four positions were eliminated during the six months ended December 31, 2008, net of new hires, in response to our decline in revenues during the period. Our research and development expenses increased $295,000 (17%) to $2,025,000 in the six months ended December 31, 2008, from $1,730,000 in the six months ended December 31, 2007. Labor costs, net of costs allocated to or from professional services and customer support, increased $209,000 during the six months ended December 31, 2008 as compared to the six months ended December 31, 2007. In addition, recruiting expenses increased by $27,000 and travel costs increased by $23,000. Research and development costs during the second half of fiscal year 2009 may be lower than costs incurred during the period from July 1, 2008 through December 31, 2008 due to the reduction of staff size as part of our effort to more closely match costs to revenues.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show and other lead generation expenses. Our sales and marketing staff was comprised of 19 individuals as of December 31, 2008 compared to 17 individuals as of December 31, 2007. Three positions were eliminated during the six months ended December 31, 2008, in response to our decline in revenues during the period. Sales and marketing expenses decreased $27,000 (1%) to $2,931,000 in the six months ended December 31, 2008, from $2,958,000 in the six months ended December 31, 2007. The change in sales and marketing expenses is due primarily to decreases of $97,000 of sales and marketing services performed by our customer service teams, $72,000 of training costs and $59,000 of recruiting during the six months ended December 31, 2008 as compared to the six months ended December 31, 2007. These decreases were offset by increases of $111,000 in labor costs due to the larger sales staff, $44,000 in travel costs, $21,000 in facilities costs and $14,000 in marketing programs. In light of reduced revenues caused by global economic conditions, we undertook steps to reduce sales and marketing expenses. We anticipate that sales and marketing expenses during fiscal year 2009 may be less than those costs incurred during fiscal year 2008.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 11 full time employees as of December 31, 2008 compared to 10 full time employees as of December 31, 2007. General and administrative expenses increased $579,000 (39%) to $2,079,000 in the six months ended December 31, 2008 from $1,500,000 in the six months ended December 31, 2007. Fluctuations in foreign currency exchange rates generated losses of $351,000 during the six months ended December 31, 2008 compared to gains of $204,000 during the six months ended December 31, 2007, a change of $555,000. Labor costs increased $218,000 during the six months ended December 31, 2008 as compared to the six months ended December 31, 2007 due primarily to an increase of $195,000 for non-cash share based compensation charges associated with stock options and restricted stock units granted in fiscal year 2008. These cost increases were offset by a decrease in outside professional services costs, which were $184,000 lower during the six months ended December 31, 2008 than during the six months ended December 31, 2007.

Interest Income and Expense

Interest income earned is reported net of interest expense. Net interest expense was $6,000 for the six months ended December 31, 2008, compared to net interest income of $16,000 for the six months ended December 31, 2007, a change of $22,000. Interest income decreased $57,000 from $91,000 during the six months ended December 31, 2007 to $34,000 during the six months ended December 31, 2008 due primarily to declining interest rates and lower balances of invested funds. Interest expense decreased $35,000 from $75,000 during the six months ended December 31, 2007 to $40,000 during the six months ended December 31, 2008 due primarily to declining debt levels.

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

The provision for income taxes was $2,000 for the six months ended December 31, 2008 as compared to $7,000 for the six months ended December 31, 2007. We had a loss before taxes of $3,661,000 for accounting purposes during the six months ended December 31, 2008, compared to a profit before taxes of $454,000 during the six months ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had $2,996,000 in cash and cash equivalents, compared to $3,503,000 in cash and cash equivalents as of June 30, 2008, a decrease of $507,000. Our working capital as of December 31, 2008 was $524,000 compared to $3,799,000 as of June 30, 2008, a decrease of $3,275,000.

Net cash used in operating activities totaled $512,000 for six months ended December 31, 2008, primarily consisting of a net loss of $3,663,000 and decreases of $803,000 in accounts payable and accrued expenses and $709,000 in deferred revenues, offset by a decrease of $3,732,000 in accounts receivable and non-cash charges totaling $819,000, consisting of $610,000 of share based compensation, $162,000 of depreciation and amortization and a $47,000 increase in the provision for bad debts. The reduction in accounts payable and accrued expenses is primarily a function of payments of commissions and bonuses accrued as of June 30, 2008. The decrease in deferred revenues is due primarily to the timing of maintenance billings throughout the year and the completion of customer implementation projects. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the year. Share based compensation charges relate to grants of restricted stock units and stock options. For the six months ended December 31, 2007, net cash used in operating activities totaled $36,000, primarily consisting of decreases of $1,155,000 in accounts payable and accrued expenses and $1,349,000 in deferred revenues, and an increase of $154,000 of deferred project costs, offset by a net profit of $447,000 and decreases of $288,000 in inventory and $1,310,000 in accounts receivable. Cash used in operating activities was offset by non-cash charges totaling $517,000, consisting of $311,000 of share based compensation, $129,000 of depreciation and amortization, and a $77,000 provision for bad debts. The reduction in accounts payable and accrued expenses is primarily a function of payments of inventory and bonuses accrued as of June 30, 2007. The decrease in deferred revenues is due primarily to the timing of maintenance billings throughout the year, and the completion of customer implementation projects. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the quarter. The decrease in inventory is primarily due to the delivery to our customer in July 2007 of a significant inventory order that we received in June 2007.

Net cash used in investing activities totaled $69,000 during the six months ended December 31, 2008 and $149,000 during the six months ended December 31, 2007 due primarily to purchases of property and equipment.

Net cash provided by financing activities totaled $74,000 during the six months ended December 31, 2008, compared to $313,000 used in financing activities during the six months ended December 31, 2007. During the six months ended December 31, 2008, we borrowed $451,000 to fund the purchase of fixed assets and repaid $379,000 against term loans with Silicon Valley Bank, or SVB. We received net proceeds in the amount of $2,000 from the exercise of stock options during the six months ended December 31, 2008. During the six months ended December 31, 2007, we repaid $341,000 against term loans with SVB and received proceeds of $28,000 from the exercise of stock options.

We initially entered into a credit facility with SVB on December 30, 2003. The following facilities were outstanding during fiscal years 2008 and 2009:

A $1,000,000 equipment line of credit, or the Equipment Line, secured by all of our personal property was first drawn upon on December 16, 2005. We were required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding was $0 as of December 31, 2008.

On May 24, 2006, we entered into a Loan and Security Agreement with SVB, or the 2006 Facility, providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit, or the Revolver, and a $1,500,000 Non-Formula Term Loan, or the 2006 Term Loan, to fund our anticipated working capital needs. The 2006 Term Loan is to be repaid in 36 equal monthly payments of principle and interest, commencing on April 1, 2007, and has an outstanding balance of $625,000 at December 31, 2008. Monthly principle payments total approximately $42,000. Amounts outstanding under the 2006 Term Loan bear interest at December 31, 2008 at a rate of 7%, calculated as the greater of 7% or prime plus 3%, as established by the Waiver and Third Loan Modification Agreement, or TLMA, with SVB executed on November 17, 2008.

On February 13, 2008, with an effective date of December 27, 2007, we entered into a second loan modification agreement, or SLMA, with SVB providing for a new $600,000 revolving equipment line of credit, or the Equipment Revolver. The availability under the Equipment Revolver was limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA). The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. Originally, amounts advanced under the Equipment Revolver bore interest at a rate equal to the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%. This rate was revised to the greater of 7% or prime plus 3% by the TLMA. The repayment of any funds drawn against the Equipment Revolver shall be made in 36 equal monthly payments following each new advance under the Equipment Revolver. The outstanding balance on the Equipment Revolver was $388,000 at December 31, 2008.

The Revolver created by the 2006 Facility was initially available until October 31, 2007. It was extended to February 11, 2009 by the SLMA. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of December 31, 2008, amounts outstanding under the Revolver bear interest at the rate of 7%, calculated as the greater of 7% or prime plus 3%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at December 31, 2008.

As of December 31, 2008, we were in violation of a covenant of our Amended and Restated Loan and Security Agreement, dated as of December 29, 2006, or Loan Agreement, with Silicon Valley Bank, or SVB, as amended by the Third Loan Modification Agreement, dated as of November 17, 2008, or TLMA requiring that we not exceed certain net loss thresholds for the three months ended December 31, 2008, as defined by the terms of the TLMA.  The loan covenant violation represents an “Event of Default” under the Loan Agreement.  Accordingly, SVB may, among other actions, without notice or demand, declare all obligations outstanding under the agreements to be immediately due and payable, including amounts outstanding under the 2006 Term Loan, the Revolver and the Equipment Revolver.  We reclassified $125,000 due under the 2006 Term Loan and $238,000 due under the Equipment Revolver in the December 31, 2008 balance sheet from long term debt to current portion of long term debt in response to the loan covenant violation.  As of the date of this filing, we owe an aggregate of approximately $905,000 to SVB under the Loan Agreement (including $542,000 currently outstanding under the 2006 Term Loan and $363,000 currently outstanding under the Equipment Revolver).  There is no amount currently due under the Revolver, which terminated on February 11, 2009.  On February 17, 2009, we entered into a Waiver and Fourth Loan Modification Agreement that, among other things, waived the loan covenant violation and extended the maturity of the Revolver until March 31, 2009.  In addition, the Waiver and Fourth Loan Modification Agreement revised certain outstanding financial covenants under the Loan Agreement, including minimum net loss thresholds.  We are currently in negotiations with SVB regarding an additional loan modification agreement extending the Revolver and establishing revised loan covenants.  If agreement is not reached, we expect to repay all outstanding balances under the 2006 Term Loan and Equipment Revolver.  We have sufficient cash to repay the existing loan balances in full to the extent required.  We cannot, however, provide assurances that we will be able to reach agreement with SVB on an additional loan modification on terms favorable to us, if at all.

We continue to expand our partnership channel, with particular emphasis on the development of relationships with mobile computer equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. Using Voxware 3 and VoxBrowser, independent third-party partners are able to develop and deliver voice-enabled logistics solutions on other manufacturers’ hardware. As a result of the partner relationships and product offerings, a greater percentage of revenue is likely to be derived in the future from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. For the six months ended December 31, 2008, we earned gross margin from software licenses of 97%, as compared to 39% for sales of hardware units and related accessories. Partnership channel sales accounted for 13% of our revenues during the six months ended December 31, 2008, as compared to 16% during the six months ended December 31, 2007. Software licenses contributed 12% of revenues for the six months ended December 31, 2008, compared to 26% of revenue for the six months ended December 31, 2007. Decreases in the percentage of revenues generated through partnership channels and the percentage of revenues derived from software licenses during the six months ended December 31, 2008 represent a departure from trends noted in recent periods. These decreases are primarily attributable to decisions by customers and prospective customers to delay major capital expenditures in light of tight credit markets associated with general worldwide economic conditions. We expect that recent coordinated efforts by federal authorities throughout the world will gradually lead to a general loosening of international credit markets, thus enabling customers and prospective customers to increase levels of capital expenditures. In addition, given the volume and quality of prospective transactions in our sales pipeline, we anticipate a resumption of the trend towards a more profitable mix of revenue prior to the end of fiscal year 2009. However, we can provide no assurance with respect to the timing of this expected long-term trend or whether the trend will be true in any specific period.

The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, our revenue during the third and fourth quarters of fiscal 2009 will likely be lower than quarterly revenues reported for those periods in fiscal 2008. In response to the changing economic environment, we eliminated a net of 12 positions during the six months ended December 31, 2008, after considering new hires, and scaled back certain planned costs, new hires and capital purchases. However, our customer base continues to expand, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings and new customers brought to us through direct sales efforts, VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2009, but that revenues from new customers, including those brought to us through VARs and other channel partners, will grow faster than revenues from existing customers. We expect revenues will generally increase over revenues for the six months ended December 31, 2008, although we can provide no assurances that revenues earned in any given fiscal quarter or year will exceed the preceding fiscal quarter or year. Furthermore, we anticipate that in some fiscal quarters and years, costs will exceed revenues.

We may need to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. Due to the recent downturn in the economy, there can be no assurances that financing will be available on terms acceptable to us, if at all. However, due to a general trend providing greater emphasis on sales of higher margin product and given our efforts to reduce costs, we believe that we have adequate capital resources available to fund our operations through December 31, 2009.

Dilutive Effect of Options and Warrants

As of December 31, 2008, 12,000,000 shares of our Common Stock were authorized, of which 6,536,569 were issued and outstanding. The following table summarizes the potential dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike prices exceed the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of December 31, 2008

Common stock issued and outstanding as of December 31, 2008	6,536,569

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,155,474
Outstanding options to purchase common stock *	1,043,237
Unissued restricted stock units	197,754

Common stock plus dilutive instruments outstanding	8,933,034

Options to purchase common stock available to issue
pursuant to various stock option plans	100,814

Common stock outstanding if all dilutive instruments
are converted and exercised	9,033,848

* Includes all "in-the-money" and "out-of-the-money" warrants and options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. We do not use derivative financial instruments in our investment portfolio. Due to the nature of our investments, we believe that we are not exposed to material risk of interest rate changes. A hypothetical 100 basis point change in interest rates, either positive or negative, would not have had a significant effect on either (i) our cash flows and reported results of operations in the six month periods ended December 31, 2008 and 2007, or (ii) the fair value of our investment portfolios at December 31, 2008 and June 30, 2008.

At December 31, 2008, our cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and stated at fair market value. At December 31, 2008 and June 30, 2008, we held no auction rate securities.

At December 31, 2008, our outstanding debt consisted of two loans in the aggregate amount of $1,013,000. The term loan and equipment revolver with Silicon Valley Bank, or SVB had outstanding balances at December 31, 2008 of $625,000 and $388,000, respectively. Interest on both loans at December 31, 2008 is 7%, with the interest rate calculated as the greater of 7% or a rate of prime plus 3%. A hypothetical 100 basis point increase in interest rates would not have had a significant effect on our annual interest expense.

Foreign Currency Exchange Risk

We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. Sales arrangements with international customers are generally denominated in foreign currency, typically British pounds or euros. For the six month period ended December 31, 2008, approximately 33% of our overall revenue resulted from sales to customers outside the United States. Accounts receivable at December 31, 2008 included balances denominated in British pounds valued at $377,000 and balances denominated in euros valued at $416,000. During the six months ended December 31, 2008, we recognized a loss of $351,000 from transactions denominated in foreign currency. A hypothetical 10% increase in the value of the U.S. dollar relative to British pound and euro as of December 31, 2008 would have resulted in an increase to the operating loss of approximately $72,000 for the six months ended December 31, 2008, while a 10% decrease in the value of the U.S. dollar relative to British pound and euro as of December 31, 2008 would have resulted in a reduction of the operating loss of approximately $88,000.

Item 4(T). Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes during the quarter ended December 31, 2008 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Relating to Our Business and Operations
If we continue to incur operating losses, we may be unable to continue our operations. With the exception of fiscal 2008, we have incurred operating losses since we started our company in August 1993. The accumulated deficit at December 31, 2008 was $78,403,000. The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, we incurred a net loss of $3,663,000 for the first six months of fiscal 2009 and our revenues during the second half of fiscal 2009 will likely be lower than revenues reported during the second half of fiscal 2008. If we incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. In addition, we plan to continue to increase spending on research and development, along with sales and marketing, at levels higher than in the recent past and possibly disproportionate to revenue, thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

If we cannot raise adequate capital in the future, we may be unable to continue our product development, marketing and business, generally. We anticipate investing significant resources to fund future operations, including product development and marketing. The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, our revenue during the second half of fiscal 2009 will likely be lower than revenues reported for the second half of fiscal 2008. As a result, we may need to raise additional capital to fund future operations. Funding in the form of either debt or equity, from any source, may not be available when needed or on favorable terms, particularly in light of the recent tightening of worldwide credit markets. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit, delay, scale-back or eliminate product development programs, marketing or other activities. We might be forced to sell or license our technologies. Any of these actions might harm our business. If additional financing is obtained, the financing may be dilutive to our current stockholders.

We rely substantially on key customers. Our customer base is highly concentrated. One customer accounted for 17% of our total revenues for the six months ended December 31, 2008. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

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

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain personnel hired, our ability to operate our business will be materially adversely affected. On June 30, 2006, the Company accelerated the vesting of outstanding stock options to all of its employees, thereby eliminating a possible reason for employees to remain with the Company. As of December 31, 2008, 100,814 options to purchase shares of our Common Stock were available for grant to employees. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

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

Risks Relating to Our Securities
The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock traded as high as $4.57 and as low as $0.75 per share between July 1, 2008 and December 31, 2008. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of January 31, 2009, these shares include:

  approximately 208,000 shares of our Common Stock owned by our executive officers and directors; and
  approximately 2,270,000 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of January 31, 2009, our executive officers, directors and affiliated entities together beneficially own approximately 5,784,000 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

On five occasions during December 2008, including on December 31, 2008, the bid price of our Common Stock closed on the NASDAQ Capital Market at prices below $1.00 per share. NASDAQ suspended the enforcement of the rules requiring a minimum $1.00 closing bid price on October 16, 2008 in response to events relating to global financial markets. NASDAQ originally announced the suspension of enforcement of the rules would remain in effect through January 16, 2009. However, on December 19, 2008, NASDAQ announced that the suspension of enforcement of those rules was extended through April 17, 2009. Accordingly, the Company was not in violation of the minimum bid price rules as of December 31, 2008.

While we satisfy the requirements for continued listing on the NASDAQ Capital Market as of December 31, 2008, periods of operating losses may adversely affect our ability to maintain minimum required values of stockholders’ equity or Common Stock market value. If we are unable to satisfy the criteria to maintain listing of our Common Stock, our Common Stock could be subject to delisting. Trading, if any, of our Common Stock would thereafter be conducted on the OTC Bulletin Board or in the so-called “Pink Sheets”. As a consequence, it would be far more difficult for our stockholders to trade in our Common Stock, and it may be more difficult to obtain accurate and current information concerning market prices for our Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

As of December 31, 2008, we were in violation of a covenant of our Amended and Restated Loan and Security Agreement, dated as of December 29, 2006, or Loan Agreement, with Silicon Valley Bank, or SVB, as amended by the Third Loan Modification Agreement, dated as of November 17, 2008, or TLMA requiring that we not exceed certain net loss thresholds for the three months ended December 31, 2008, as defined by the terms of the TLMA.  The loan covenant violation represents an “Event of Default” under the Loan Agreement.  Accordingly, SVB may, among other actions, without notice or demand, declare all obligations outstanding under the agreements to be immediately due and payable, including amounts outstanding under the 2006 Term Loan, the Revolver and the Equipment Revolver.  We reclassified $125,000 due under the 2006 Term Loan and $238,000 due under the Equipment Revolver in the December 31, 2008 balance sheet from long term debt to current portion of long term debt in response to the loan covenant violation.  As of the date of this filing, we owe an aggregate of approximately $905,000 to SVB under the Loan Agreement (including $542,000 currently outstanding under the 2006 Term Loan and $363,000 currently outstanding under the Equipment Revolver).  There is no amount currently due under the Revolver, which terminated on February 11, 2009.  On February 17, 2009, we entered into a Waiver and Fourth Loan Modification Agreement that, among other things, waived the loan covenant violation and extended the maturity of the Revolver until March 31, 2009.  In addition, the Waiver and Fourth Loan Modification Agreement revised certain outstanding financial covenants under the Loan Agreement, including minimum net loss thresholds.  We are currently in negotiations with SVB regarding an additional loan modification agreement extending the Revolver and establishing revised loan covenants.  If agreement is not reached, we expect to repay all outstanding balances under the 2006 Term Loan and Equipment Revolver.  We have sufficient cash to repay the existing loan balances in full to the extent required.  We cannot, however, provide assurances that we will be able to reach agreement with SVB on an additional loan modification on terms favorable to us, if at all.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, was held on December 12, 2008. There were present in person or by proxy stockholders holding an aggregate of 4,454,099 shares of common stock out of a total of 6,513,049 shares of common stock issued and outstanding and entitled to vote at the Annual Meeting.

The matters that were voted on at the Annual Meeting were:

(1) A proposal to elect seven Directors to serve until the 2009 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified:

Joseph A. Allegra;
James L. Alexandre;
Donald R. Caldwell;
Don Cohen;
Robert Olanoff;
David J. Simbari; and
Scott J. Yetter.

(2) A proposal to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2009.

The results of the votes of the Annual Meeting were as follows:

	Number of Shares of
	Common Stock
Proposal	For	Withheld
Election of the following nominees as Directors:
Joseph A. Allegra	4,451,604	2,495
James L. Alexandre	4,451,756	2,343
Donald R. Caldwell	4,451,637	2,462
Don Cohen	4,451,585	2,514
Robert Olanoff	4,451,658	2,441
David J. Simbari	4,451,724	2,375
Scott J. Yetter	4,450,229	3,870

	Number of Shares of Common Stock
Proposal	For	Against	Abstain
Ratification of the appointment of BDO Seidman, LLP, as our independent registered public accounting firm for the year ending June 30, 2009:	4,451,529	595	1,975

Accordingly, our stockholders elected Messrs. Allegra, Alexandre, Caldwell, Cohen, Olanoff, Simbari and Yetter to continue serving as Directors until the 2009 Annual Meeting of Stockholders at which time all directors of the Company will be up for election.

Our stockholders also ratified the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the year ending June 30, 2009.

Item 5. Other Information

As of December 31, 2008, we were in violation of a covenant of our Amended and Restated Loan and Security Agreement, dated as of December 29, 2006, or Loan Agreement, with Silicon Valley Bank, or SVB, as amended by the Third Loan Modification Agreement, dated as of November 17, 2008, or TLMA requiring that we not exceed certain net loss thresholds for the three months ended December 31, 2008, as defined by the terms of the TLMA.  The loan covenant violation represents an “Event of Default” under the Loan Agreement.  Accordingly, SVB may, among other actions, without notice or demand, declare all obligations outstanding under the agreements to be immediately due and payable, including amounts outstanding under the 2006 Term Loan, the Revolver and the Equipment Revolver.  We reclassified $125,000 due under the 2006 Term Loan and $238,000 due under the Equipment Revolver in the December 31, 2008 balance sheet from long term debt to current portion of long term debt in response to the loan covenant violation.  As of the date of this filing, we owe an aggregate of approximately $905,000 to SVB under the Loan Agreement (including $542,000 currently outstanding under the 2006 Term Loan and $363,000 currently outstanding under the Equipment Revolver).  There is no amount currently due under the Revolver, which terminated on February 11, 2009.  On February 17, 2009, we entered into a Waiver and Fourth Loan Modification Agreement that, among other things, waived the loan covenant violation and extended the maturity of the Revolver until March 31, 2009.  In addition, the Waiver and Fourth Loan Modification Agreement revised certain outstanding financial covenants under the Loan Agreement, including minimum net loss thresholds.  We are currently in negotiations with SVB regarding an additional loan modification agreement extending the Revolver and establishing revised loan covenants.  If agreement is not reached, we expect to repay all outstanding balances under the 2006 Term Loan and Equipment Revolver.  We have sufficient cash to repay the existing loan balances in full to the extent required.  We cannot, however, provide assurances that we will be able to reach agreement with SVB on an additional loan modification on terms favorable to us, if at all.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description
10.1	Waiver and Third Loan Modification Agreement, dated as of November 17, 2008, by and between the Company and Silicon Valley Bank (incorporated by reference to exhibit 10.1 to the Current Report of Form 8-K filed on November 21, 2008.
10.2	Waiver and Fourth Loan Modification Agreement, dated as of February 17, 2009, by and between the Company and Silicon Valley Bank.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2009

VOXWARE, INC.
(Registrant)

By: /s/ Scott J. Yetter
Scott J. Yetter, President and
Chief Executive Officer
(Principal Executive Officer)

By: /s/ William G. Levering III
William G. Levering III
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Waiver and Third Loan Modification Agreement, dated as of November 17, 2008, by and between the Company and Silicon Valley Bank (incorporated by reference to exhibit 10.1 to the Current Report of Form 8-K filed on November 21, 2008.
10.2	Waiver and Fourth Loan Modification Agreement, dated as of February 17, 2009, by and between the Company and Silicon Valley Bank.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.