Form 10-Q
period 2009-03-31
VOXWARE INC
filed 2009-05-15
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-------------

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2009.

Class	Number of Shares
Common Stock, $0.001 par value	6,564,706

VOXWARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2009

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

Item 1. Financial Statements

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2009	June 30, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,371	$3,503
Accounts receivable, net of allowance for doubtful accounts of $151 and
$201 at March 31, 2009 and June 30, 2008, respectively	2,630	6,134
Inventory, net	568	533
Deferred project costs	80	163
Prepaid expenses and other current assets	349	380
Total current assets	5,998	10,713

PROPERTY AND EQUIPMENT, NET	506	663
OTHER ASSETS	205	316
TOTAL ASSETS	$6,709	$11,692

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$650	$566
Accounts payable and accrued expenses	2,503	3,305
Current portion of deferred revenues	2,286	3,043
Total current liabilities	5,439	6,914
Long-term portion of deferred revenues	73	105
Long-term debt, net of current maturities	200	375
Total liabilities	5,712	7,394

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 12,000,000 shares authorized as of
March 31, 2009 and June 30, 2008; 6,560,089 and 6,488,529
shares issued and outstanding at March 31, 2009 and
June 30, 2008, respectively	7	6
Additional paid-in capital	79,953	79,032
Accumulated deficit	(78,963)	(74,740)
Total stockholders' equity	997	4,298
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,709	$11,692

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Product revenues	$2,597	$4,579	$6,402	$12,854
Services revenues	1,424	1,735	4,322	4,323
Total revenues	4,021	6,314	10,724	17,177

COST OF REVENUES
Cost of product revenues	866	1,799	2,488	4,490
Cost of services revenues	653	967	2,354	2,513
Total cost of revenues	1,519	2,766	4,842	7,003

GROSS PROFIT	2,502	3,548	5,882	10,174

OPERATING EXPENSES
Research and development	864	1,025	2,889	2,755
Sales and marketing	1,289	1,464	4,220	4,422
General and administrative	898	995	2,977	2,495
Total operating expenses	3,051	3,484	10,086	9,672

OPERATING (LOSS) PROFIT	(549)	64	(4,204)	502

INTEREST (EXPENSE) INCOME, NET	(10)	8	(16)	24

(LOSS) PROFIT BEFORE INCOME TAXES	(559)	72	(4,220)	526

PROVISION FOR INCOME TAXES	(1)	-	(3)	(7)

NET (LOSS) PROFIT	$(560)	$72	$(4,223)	$519

NET (LOSS) PROFIT PER SHARE
Basic	$(0.09)	$0.01	$(0.65)	$0.08
Diluted	$(0.09)	$0.01	$(0.65)	$0.07

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
COMPUTING NET (LOSS) PROFIT PER SHARE
Basic	6,541	6,445	6,517	6,400
Diluted	6,541	7,151	6,517	7,153

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) profit	$(4,223)	$519
Adjustments to reconcile net (loss) profit to net cash used in operating activities:
Depreciation and amortization	232	198
Provision for doubtful accounts	55	186
Share-based compensation charges	920	593
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	3,449	(426)
Inventory	(35)	240
Deferred project costs	83	(65)
Prepaid expenses and other current assets	31	(139)
Other assets	111	(124)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(802)	(928)
Deferred revenues	(789)	(720)
Net cash used in operating activities	(968)	(666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(75)	(206)
Net cash used in investing activities	(75)	(206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	451	-
Repayment of long-term debt	(542)	(513)
Proceeds from exercise of stock options and warrants	2	44
Net cash used in financing activities	(89)	(469)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,132)	(1,341)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,503	4,961
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,371	$3,620

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$57	$100

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements of Voxware, Inc. and Subsidiaries (“Voxware” or the “Company”) for the three and nine months ended March 31, 2009 and 2008 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8-03 of Regulation S-X under the Securities Act of 1933, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

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

The consolidated statements of operations for the three and nine months ended March 31, 2009 is not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2009, or any other future period.

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

Product revenues consist of software license fees, sales of related computer hardware and accessories and extended hardware warranties. Revenues from the licensing of software are recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Revenues from the sale of hardware and accessories are generally recognized upon shipment. Agreements with most direct customers do not include an acceptance period, so revenues from the sale of hardware and accessories and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenues are recognized ratably over the life of the contract, which is generally either one year or three years. Channel partner revenue is recognized when the above four criteria are met. For the collectibility criteria, revenue from each channel partner is deferred until cash is collected unless a pattern of collectibility is established through actual transactions with each specific channel partner.

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

Under EITF 00-21, the fair value of hardware elements is determined based on the price when it is sold separately by either Voxware or a competitor. The Company determines VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of March 31, 2009, the Company believes that it has realized VSOE of the fair values for maintenance and professional services.

Deferred revenues consist of unearned customer deposits, extended hardware warranties, depot management service fees and post contract support (“PCS”) arrangements. Customer deposits are recognized as revenue upon customer acceptance of the underlying product and services in conjunction with the recognition of deferred project costs. PCS arrangements include software maintenance revenues. These arrangements, which sometimes include amounts bundled with initial revenues, are deferred upon invoicing and recognized as revenues over the term of the service period, which is typically one year. Revenues from extended hardware warranties are recognized over the term of the warranty, which is typically one year. Certain extended hardware warranty arrangements have a three year term. Revenues from depot management services, which were provided through March 2007, were recognized over the contract period.

The Company continues to generate royalty revenues from our legacy speech compression technology business, which was sold in 1999. Royalties are earned on technologies our customers incorporate into their products for resale pursuant to contracts that are renewable year to year. Revenues are recognized at the time of the customers’ shipment of those products, as estimated based upon reports received periodically from our customers.

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

Research and Development
Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines technological feasibility as the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to SFAS 86, the working model is generally deemed to exist with commencement of beta testing. No costs associated with the development of software products were capitalized during the three and nine months ended March 31, 2009 and 2008.

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

One customer accounted for 18% of total revenues for the nine months ended March 31, 2009 and 2008, and 22% and 26% of accounts receivable March 31, 2009 and 2008, respectively.

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

Share-Based Compensation
The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), an amendment of FASB Statements No. 123 and 95, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. Compensation expense associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of option awards and the market value on the date of the grant to determine the fair value of other equity awards. The measurement date for option and other equity awards is the date of grant.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009 and 2008, there was no accrued interest related to uncertain tax positions.

Net (Loss) Profit Per Share
The Company computes net (loss) profit per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic net (loss) profit per share is calculated by dividing net (loss) profit by the weighted average number of shares of common stock outstanding during the period. Diluted net profit per share is calculated by dividing net profit by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. As the Company had a net loss during the three and nine months ended March 31, 2009, the impact of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 355,000 shares and of approximately 174,000 restricted stock units at March 31, 2009 is anti-dilutive and as such, have been excluded from the calculation of diluted net loss per share. The impact at March 31, 2008 of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 1,194,000 shares is included in the calculation of diluted net profit per share for the three and nine months ended March 31, 2008.

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

The Company has adopted SFAS No. 157 for financial assets and liabilities. The adoption of SFAS No. 157 had no impact on the Company’s consolidated results of operations and financial condition. At March 31, 2009, the Company held $1,720,000 in money market funds which are valued in accordance with Level 1 and are included in cash and cash equivalents.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We will adopt EITF 07-5 effective July 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

3. Gross Profit

The components of gross profit for the three and nine months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Product revenues
Software licenses	$1,006	$1,774	$1,785	$4,593
Hardware units and accessories	1,275	2,547	3,673	6,966
Extended hardware warranties	266	174	759	965
Royalties	50	84	185	330
	2,597	4,579	6,402	12,854
Cost of product revenues
Software licenses	12	23	32	70
Hardware units and accessories	769	1,701	2,243	4,269
Extended hardware warranties	85	75	213	151
	866	1,799	2,488	4,490
Gross Profit from product revenues	1,731	2,780	3,914	8,364

Services revenues
Professional services	369	680	1,179	1,694
Software maintenance services	1,024	981	3,010	2,423
Billable travel	31	74	133	206
	1,424	1,735	4,322	4,323
Cost of services revenues
Professional services	393	696	1,573	1,741
Software maintenance services	216	203	635	577
Billable travel	44	68	146	195
	653	967	2,354	2,513
Gross Profit from services revenues	771	768	1,968	1,810

Gross Profit	$2,502	$3,548	$5,882	$10,174

4. Inventory

	March 31, 2009	June 30, 2008
	(in thousands)
Raw materials	$50	$16
Work in process	16	16
Finished goods	527	516
Less: inventory reserve	(25)	(15)
Inventory - net	$568	$533

5. Debt

The Company initially entered into a credit facility with Silicon Valley Bank (“SVB”) on December 30, 2003. The following facilities were outstanding during fiscal years 2008 and 2009:

A $1,000,000 equipment line of credit (the “Equipment Line”) secured by all of the Company’s personal property was first drawn upon on December 16, 2005. The Company was required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding was $0 as of March 31, 2009 and $66,000 as of June 30, 2008.

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB (the “2006 Facility”), providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit (the “Revolver”) and a $1,500,000 Non-Formula Term Loan (the "2006 Term Loan") to fund the Company's anticipated working capital needs. The 2006 Term Loan is to be repaid in 36 equal monthly payments of principle and interest, commencing on April 1, 2007, and has an outstanding balance of $500,000 at March 31, 2009 and $875,000 at June 30, 2008. Monthly principle payments total approximately $42,000. Amounts outstanding under the 2006 Term Loan bear interest at March 31, 2009 at a rate of 7%, calculated as the greater of 7% or prime plus 3%, as established by the Waiver and Third Loan Modification Agreement (“TLMA”) with SVB executed on November 17, 2008.

On February 13, 2008, with an effective date of December 27, 2007, the Company entered into a second loan modification agreement (“SLMA”) with SVB, providing for a new $600,000 revolving equipment line of credit (the “Equipment Revolver”). The availability under the Equipment Revolver was limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA). The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. Originally, amounts advanced under the Equipment Revolver bore interest at a rate equal to the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%. This rate was revised to the greater of 7% or prime plus 3% by the TLMA. The repayment of the funds drawn against the Equipment Revolver will be made in 36 equal monthly payments of principal and interest beginning August 1, 2008. The outstanding balance on the Equipment Revolver was $350,000 at March 31, 2009 and $0 at June 30, 2008.

The Revolver created by the 2006 Facility was initially available until October 31, 2007. It was extended to February 11, 2009 by the SLMA. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of March 31, 2009, amounts outstanding under the Revolver bear interest at the rate of 7%, calculated as the greater of 7% or prime plus 3%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at March 31, 2009 or June 30, 2008.

On February 17, 2009, the Company entered into a Waiver and Fourth Loan Modification Agreement that, among other things, waived a loan covenant violation that existed at December 31, 2008, and extended the maturity of the Revolver until March 31, 2009. In addition, the Waiver and Fourth Loan Modification Agreement revised certain outstanding financial covenants under the Loan Agreement, including minimum net loss thresholds. On May 12, 2009, with an effective date of March 31, 2009, the Company entered into a Fifth Loan Modification Agreement which extends the maturity of the Revolver until May 31, 2009, and sets financial covenants for the period ending May 31, 2009. The Company is currently in negotiations with SVB regarding an additional loan modification agreement extending the Revolver and establishing revised loan covenants.

Future minimum payments under the credit facility are as follows as of March 31, 2009 (in thousands):

	Silicon Valley Bank
	2006 Term	Equipment
	Loan	Revolver	Total
Short Term	$500	$150	$650
Long Term	-	200	200
Total Debt	$500	$350	$850

6. Common Stock and Common Stock Warrants

The Company has 12,000,000 authorized shares of Common Stock, of which 6,560,089 and 6,488,529 were outstanding as of March 31, 2009 and June 30, 2008, respectively.

As of March 31, 2009, the Company had warrants outstanding to purchase 1,155,474 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $5.76 per share. All of the warrants outstanding as of March 31, 2009 were granted in conjunction with private equity transactions occurring between 2003 and 2005. A summary of the Company’s outstanding warrants as of March 31, 2009 is presented below:

		Weighted
		Average
	Number of	Exercise Price
Expiration Date	Shares	Per Share
August 2010	43,527	$5.432
June 2013	67,223	2.250
December 2013	888,890	2.250
April 2014	155,834	0.150
Total Warrants Outstanding	1,155,474	$2.087

7. Stock Options and Share-Based Compensation

Stock Option Plans

As of March 31, 2009, options to purchase 1,099,218 shares of Common Stock were outstanding under plans approved by the Company’s stockholders in 1994 and 2003 and amended by the Company’s stockholders in December 2007 (the “Option Plans”). In addition, 43,650 options are available for grant under the Option Plans.

Information regarding option activity for the nine months ended March 31, 2009 under the Option Plans is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Instrinsic
	Outstanding	Per Share	Term in Years	Value
Options outstanding as of June 30, 2008	927,350	$6.057
Granted	210,750	1.291
Exercised	(1,000)	2.250
Forfeited	(37,882)	6.298
Expired	-	-
Options outstanding as of March 31, 2009	1,099,218	$5.139	7.98	$-

Options exercisable as of March 31, 2009	582,622	$6.324	7.15	$-

Options exercisable as of March 31, 2009 and
options expected to become exercisable	1,014,725	$5.303	7.89	$-

Aggregate intrinsic value of $0 was calculated based on the Company’s closing Common Stock price as of March 31, 2009 of $1.65 per share. Options exercisable as of March 31, 2009 and options expected to become exercisable includes vested options and nonvested options less expected forfeitures.

A summary of the status of the Company’s nonvested options and restricted stock units as of March 31, 2009 and changes during the nine months then ended is presented below:

		Weighted		Weighted
		Average	Restricted	Average
	Options	Grant-Date	Stock Units	Grant-Date
	Outstanding	Fair Value	Outstanding	Fair Value
Outstanding as of June 30, 2008	422,007	$2,161,063	244,794	$1,453,519
Granted	210,750	286,882	-	-
Vested	(109,161)	(569,713)	(70,560)	(443,646)
Forfeited	(7,000)	(35,508)	-	-
Outstanding as of March 31, 2009	516,596	$1,842,724	174,234	$1,009,873

Share-Based Compensation

The Company awarded a total of 305,586 restricted stock units (“RSUs”) to certain officers during the year ended June 30, 2008. No RSUs were granted during the nine months ended March 31, 2009. The RSUs were granted pursuant to the 2003 Plan and vest on a monthly basis. The vesting periods on the RSU grants range from three to four years. The fair value of the RSUs range from $4.39 to $6.95 per share, for a total fair value of $1,889,000. Share-based compensation charges associated with the RSUs were recorded in the amount of $148,000 and $444,000, respectively, for the three and nine months ended March 31, 2009 and $140,000 and $306,000, respectively, for the three and nine months ended March 31, 2008

The Company records the issuance of shares of Common Stock as RSUs vest. During the three and nine months ended March 31, 2009, 23,520 and 70,560 shares of Common Stock, respectively, were issued as a result of the vesting of RSUs. During the three and nine months ended March 31, 2008, 21,663 and 37,290 shares of Common Stock, respectively, were issued as a result of the vesting of RSUs.

The statement of operations includes total share-based employee compensation charges resulting from stock option and RSU awards in the amount of $310,000 and $920,000, respectively, for the three and nine months ended March 31, 2009 and $282,000 and $593,000, respectively, for the three and nine months ended March 31, 2008. Amounts charged to operations are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Research and development	$35	$29	$98	$55
Sales and marketing	67	61	193	120
General and administrative	208	192	629	418
	$310	$282	$920	$593

8. Commitments and Contingencies

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $129,000 and $394,000 for the three and nine months ended March 31, 2009, respectively, and $128,000 and $364,000 for the three and nine months ended March 31, 2008, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of March 31, 2009 are as follows:

(in thousands)
Year ending June 30, 2009	$105
Year ending June 30, 2010	431
Year ending June 30, 2011	442
Year ending June 30, 2012	423
Year ending June 30, 2013	256
Year ending June 30, 2014	3
$1,660

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

9. Segment Information

Voxware’s international operations team headquartered in England serves all customers outside of North America but historically focuses primarily on the United Kingdom. As of March 31, 2009, Voxware’s international operations team consisted of 12 employees, of which 11 are located in England and France. Long-lived assets supporting the international operations, consisting of computer hardware, furniture and fixtures were not a material component of total long-lived assets as of March 31, 2009.

The distribution of revenues between North American and International operations is as follows:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2009		2008		2009		2008
	($ in thousands)				($ in thousands)
Total revenues
North American operations	$3,334	83%	$5,124	81%	$7,808	73%	$10,803	63%
International operations	687	17%	1,190	19%	2,916	27%	6,374	37%
	$4,021	100%	$6,314	100%	$10,724	100%	$17,177	100%

10. Cost Restructuring

In December 2008, the Company reduced its staff to bring costs more in line with anticipated revenues. In conjunction with the staff reduction, 13 positions were eliminated in December (including one part-time position) and one position was eliminated during the three months ending March 31, 2009. Employment termination charges totaling $11,000 and $92,000 were expensed during the three and nine months ended March 31, 2009, all of which was paid during the period. Of the termination charges, $82,000 was related to North American operations and $10,000 was related to international operations.

The following charges associated with the staff reductions are included in the consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Cost of product revenues	$-	$-	$-	$-
Cost of services revenues	-	-	35	-
Research and development	-	-	27	-
Sales and marketing	-	-	18	-
General and administrative	11	-	12	-
	$11	$-	$92	$-

11. Subsequent Event

On May 12, 2009, with an effective date of March 31, 2009, the Company entered into a Fifth Loan Modification Agreement that, among other things extended the maturity of the Revolver until May 31, 2009. In addition, the Fifth Loan Modification Agreement revised certain outstanding financial covenants under the Loan Agreement. The Company is currently in negotiations with SVB regarding an additional loan modification agreement extending the Revolver and establishing revised loan covenants.

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

Voxware 3 is a unique product in the supply chain market as it combines (1) a studio for designing and configuring voice solutions, (2) an open, standards-based environment and (3) a patented software technology for managing speech recognition within a web browser architecture. By using technology that leverages open, web-centric standards to integrate voice solutions within their overall IT infrastructures with a system that is configurable and adaptable, our customers can respond to change rapidly. Thus, we find our customers achieve benefits faster with less cost since they can implement our systems more rapidly with less resources.

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

Our solutions require mobile computing equipment and related hardware accessories. We typically supply the hardware accessories, but have partnered with major mobile computing equipment manufacturers such as Motorola, Inc., Intermec, Inc. and LXE, Inc., a subsidiary of EMS Technologies, Inc. Our customers may elect to purchase the mobile computing equipment from us or from any other authorized dealer of the equipment. One implication of this strategy is that if customers elect to buy the equipment from other sources, the portion of our revenues associated with hardware sales could diminish as a percentage of total revenues over time as we transition to a software-centric business model. However, we can not predict whether customers will buy from us or other authorized distributors.

The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, our quarterly revenues in fiscal 2009 were adversely affected and our quarterly revenues during the fourth quarter of fiscal 2009 will likely be lower than the quarterly revenue reported for the same period of fiscal 2008.

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

On May 12, 2009, with an effective date of March 31, 2009, we entered into a Fifth Loan Modification Agreement with Silicon Valley Bank, or SVB, which, among other things extended the maturity of a $1,500,000 revolving line of credit until May 31, 2009. In addition, the Fifth Loan Modification Agreement revised certain outstanding financial covenants under the Loan Agreement. We are currently in negotiations with SVB regarding an additional loan modification agreement extending the Revolver and establishing revised loan covenants.

In addition, we may need to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. However, due to the continued downturn in the economy, there can be no assurance that such financing will be available on terms acceptable to us, if at all. Due to a greater emphasis on sales of higher margin product and the availability of cash through existing relationships with SVB, we believe that we have adequate capital resources available to fund our operations through March 31, 2010.

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

Product revenues consist of software license fees, sales of related computer hardware and accessories and extended hardware warranties. Revenues from the licensing of software are recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Revenues from the sale of hardware and accessories are generally recognized upon shipment. Agreements with most direct customers do not include an acceptance period, so revenues from the sale of hardware and accessories and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenues are recognized ratably over the life of the contract, which is generally either one year or three years. Channel partner revenue is recognized when the above four criteria are met. For the collectibility criteria, revenue from each channel partner is deferred until cash is collected unless a pattern of collectibility is established through actual transactions with each specific channel partner.

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

Under EITF 00-21, we determine the fair value of hardware elements based on the price when it is sold separately by either us or a competitor. We determine VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of March 31, 2009, we believe that we have realized VSOE of the fair values for maintenance and professional services.

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

Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of international and economic risk, as well as the aging of the accounts receivable. If there is a change in a major customer’s credit worthiness or if actual defaults differ from historical experience, our estimates of recoverability of amounts due could be affected.

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

Share-Based Compensation
We account for share-based compensation in accordance with SFAS 123(R), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. Compensation expense associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. We use the Black-Scholes option pricing model to determine the fair value of option awards and the market value on the date of the grant to determine the fair value of other equity awards. The measurement date for option and other equity awards is the date of grant.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009 and 2008, there was no accrued interest related to uncertain tax positions.

Our key accounting estimates and policies are reviewed with the Audit Committee of our Board of Directors.

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements.

Results of Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008
(dollars in table are presented in thousands)

	Three		Three
	Months		Months
	Ended		Ended
	March 31,	% of Total	March 31,	% of Total
	2009	Revenue	2008	Revenue	$ Change	% Change
Product revenues	$2,597	65%	$4,579	73%	$(1,982)	(43%)
Services revenues	1,424	35%	1,735	27%	(311)	(18%)
Total revenues	4,021	100%	6,314	100%	(2,293)	(36%)

Cost of product revenues	866	22%	1,799	29%	(933)	(52%)
Cost of services revenues	653	16%	967	15%	(314)	(32%)
Total cost of revenues	1,519	38%	2,766	44%	(1,247)	(45%)
Gross profit	2,502	62%	3,548	56%	(1,046)	(29%)

Research and development	864	22%	1,025	16%	(161)	(16%)
Sales and marketing	1,289	32%	1,464	23%	(175)	(12%)
General and administrative	898	22%	995	16%	(97)	(10%)
Total operating expenses	3,051	76%	3,484	55%	(433)	(12%)
Operating loss	(549)	(14%)	64	1%	(613)	N/M

Interest (expense) income, net	(10)	(0%)	8	(0%)	(18)	N/M
Loss before income taxes	(559)	(14%)	72	1%	(631)	N/M

Provision for income taxes	(1)	(0%)	-	0%	(1)	N/A

Net loss	$(560)	(14%)	$72	1%	$(632)	N/M

The components of gross profit for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Product revenues
Software licenses	$1,006	$1,774
Hardware units and accessories	1,275	2,547
Extended hardware warranties	266	174
Royalties	50	84
	2,597	4,579
Cost of product revenues
Software licenses	12	23
Hardware units and accessories	769	1,701
Extended hardware warranties	85	75
	866	1,799
Gross Profit from product revenues	1,731	2,780

Services revenues
Professional services	369	680
Software maintenance services	1,024	981
Billable travel	31	74
	1,424	1,735
Cost of services revenues
Professional services	393	696
Software maintenance services	216	203
Billable travel	44	68
	653	967
Gross Profit from services revenues	771	768
Gross Profit	$2,502	$3,548

Revenues

Total revenues were $4,021,000 for the three months ended March 31, 2009 compared to total revenues of $6,314,000 for the three months ended March 31, 2008. The $2,293,000 (36%) decrease in total revenues is primarily due to decreases of $768,000 (43%) in licensing of software, $1,272,000 (50%) in revenues generated from the sale of hardware units and related accessories, $311,000 (46%) in professional services and $34,000 (40%) in royalties, offset by an increase of $92,000 (53%) in extended hardware warranties and $43,000 (4%) in software maintenance services. Product revenues accounted for 65% of revenues during the three months ended March 31, 2009 as compared to 73% during the three months ended March 31, 2008. Service revenues accounted for 35% of revenue during the three months ended March 31, 2009 as compared to 27% during the three months ended March 31, 2008.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranties and royalties from our speech compression technology. Total product revenues decreased $1,982,000 (43%) to $2,597,000 during the three months ended March 31, 2009 from $4,579,000 in the three months ended March 31, 2008. The decrease in product revenues during the three months ended March 31, 2009 was primarily due to decreases in the number of VoxBrowser software licenses and related hardware units and accessories sold compared to the three months ended March 31, 2008. The decrease in the number of software licenses, hardware units and hardware accessories sold was primarily due to a decrease in the number of new customer sites purchasing our solutions during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This was primarily caused by customers and sales prospects delaying purchasing decisions in response to current global economic conditions, or purchasing one site at a time as opposed to purchasing multiple sites at once. Software licenses contributed 39% of product revenues during the three months ended March 31, 2009 and March 31, 2008. Hardware units and accessories accounted for 49% of product revenues during the three months ended March 31, 2009 as compared to 56% during the three months ended March 31, 2008. Accessories generally provide higher gross margin percentages than hardware unit sales. Accessories accounted for 44% of hardware revenues during the three months ended March 31, 2009 as compared to 39% of hardware revenues for the three months ended March 31, 2008.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities and travel charges billed to customers for costs incurred while providing services. For the three months ended March 31, 2009, services revenues totaled $1,424,000, a decrease of $311,000 (18%) from services revenues of $1,735,000 for the three months ended March 31, 2008. Professional services decreased $311,000 (46%) from $680,000 during the three months ended March 31, 2008 to $369,000 during the three months ended March 31, 2009. The decrease in professional services reflects the decrease in the number of new sites at which our solutions were implemented during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Voxware 3 provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, professional services revenues for new customers may decline in the future. Software maintenance support services increased $43,000 (4%) from $981,000 during the three months ended March 31, 2008 to $1,024,000 during the three months ended March 31, 2009. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold and remain in effect.

Cost of Revenues

Total cost of revenues decreased $1,247,000 (45%) from $2,766,000 for the three months ended March 31, 2008 to $1,519,000 for the three months ended March 31, 2009.

Cost of product revenues decreased $933,000 (52%) from $1,799,000 in the three months ended March 31, 2008, to $866,000 in the three months ended March 31, 2009. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is the cost associated with our team responsible for testing, shipping, supporting and managing third party hardware. This team was comprised of four individuals as of March 31, 2009 as compared to five individuals as of March 31, 2008. The decrease in cost of product revenues is primarily attributable to a decrease of $920,000 for direct material costs and freight charges. These cost reductions were primarily due to a decrease in sales of computer hardware units and related accessories during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our customer support and professional services staff was comprised of 17 individuals as of March 31, 2009, as compared to 22 individuals as of March 31, 2008. Four positions were eliminated in December 2008 in response to the decline in our revenues during the period. Cost of services revenues decreased $314,000 (32%) from $967,000 in the three months ended March 31, 2008 to $653,000 in the three months ended March 31, 2009. Expenses related to professional services accounted for the majority of the decrease as it decreased $303,000 (44%) from $696,000 in the three months ended March 31, 2008 to $393,000 in the three months ended March 31, 2009.

Operating Expenses

Total operating expenses decreased by $433,000 (12%) to $3,051,000 in the three months ended March 31, 2009 from $3,484,000 in the three months ended March 31, 2008 due in part to lower head count. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 45 individuals as of March 31, 2009 and 55 as of March 31, 2008.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our research and development team was comprised of 18 individuals as of March 31, 2009 and 25 individuals as of March 31, 2008. Three positions were eliminated in December 2008, net of new hires, in response to our decline in revenues during the period. Our research and development expenses decreased $161,000 (16%) to $864,000 in the three months ended March 31, 2009, from $1,025,000 in the three months ended March 31, 2008. The majority of the decrease related to a reduction of $146,000 for outside consultants and $52,000 for recruitment costs. Labor costs, net of costs allocated to professional services and customer support, of $0 and $113,000 for the three months ended March 31, 2009 and 2008 respectively, increased $26,000 during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show and other lead generation expenses. Our sales and marketing staff was comprised of 17 individuals as of March 31, 2009 compared to 20 individuals as of March 31, 2008. Three positions were eliminated during December 2008, in response to our decline in revenues during the period. Sales and marketing expenses decreased $175,000 (12%) to $1,289,000 in the three months ended March 31, 2009, from $1,464,000 in the three months ended March 31, 2008. The decrease in sales and marketing expenses is due primarily to decreases during the three months ended March 31, 2009 of $74,000 in commissions due to lower revenue, $89,000 in labor costs due to the smaller sales staff and $26,000 in recruitment costs. In light of reduced revenues caused by global economic conditions, we undertook steps to reduce sales and marketing expenses. We anticipate that sales and marketing expenses during fiscal year 2009 may be less than those costs incurred during fiscal year 2008.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 10 full time employees as of March 31, 2009 and 2008. General and administrative expenses decreased $97,000 (10%) to $898,000 in the three months ended March 31, 2009 from $995,000 in the three months ended March 31, 2008. The decrease related to a decrease in bad debt expense of $101,000, due to the sufficiency of the accounts receivable reserve at March 31, 2009, and outside professional services costs of $62,000. Offsetting these decreases were the following increases: Fluctuations in foreign currency exchange rates generated losses of $25,000 during the three months ended March 31, 2009 compared to gains of $17,000 during the three months ended March 31, 2008, a change of $42,000 and salary costs increased $58,000 during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due in part to 1 employee that was employed for the entire 3 months in 2009 compared to 1 day in 2008 and an increase of $16,000 for non-cash share based compensation charges associated with stock options and restricted stock units granted in fiscal year 2008.

Interest Income and Expense

Interest income earned is reported net of interest expense. Net interest expense was $10,000 for the three months ended March 31, 2009, compared to net interest income of $8,000 for the three months ended March 31, 2008, a decrease of $18,000. Interest income decreased $27,000 from $33,000 during the three months ended March 31, 2008 to $6,000 during the three months ended March 31, 2009 due primarily to declining interest rates and lower balances of invested funds. Interest expense decreased $9,000 from $25,000 during the three months ended March 31, 2008 to $16,000 during the three months ended March 31, 2009 due primarily to declining debt levels.

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

The provision for income taxes was $1,000 for the three months ended March 31, 2009 as compared to $0 for the three months ended March 31, 2008. We had a loss before taxes of $559,000 for accounting purposes during the three months ended March 31, 2009, compared to a profit before taxes of $72,000 during the three months ended March 31, 2008.

Nine months ended March 31, 2009 compared to the nine months ended March 31, 2008
(dollars in table are presented in thousands)

	Nine Months		Nine Months
	Ended March	% of Total	Ended March	% of Total
	31, 2009	Revenue	31, 2008	Revenue	$ Change	% Change
Product revenues	$6,402	60%	$12,854	75%	$(6,452)	(50%)
Services revenues	4,322	40%	4,323	25%	(1)	(0%)
Total revenues	10,724	100%	17,177	100%	(6,453)	(38%)

Cost of product revenues	2,488	23%	4,490	26%	(2,002)	(45%)
Cost of service revenues	2,354	22%	2,513	15%	(159)	(6%)
Total cost of revenues	4,842	45%	7,003	41%	(2,161)	(31%)
Gross profit	5,882	55%	10,174	59%	(4,292)	(42%)

Research and development	2,889	27%	2,755	16%	134	5%
Sales and marketing	4,220	39%	4,422	26%	(202)	(5%)
General and administrative	2,977	28%	2,495	14%	482	19%
Total operating expenses	10,086	94%	9,672	56%	414	4%
Operating (loss) profit	(4,204)	(39%)	502	3%	(4,706)	N/M

Interest (expense) income, net	(16)	(0%)	24	0%	(40)	N/M
(Loss) profit before income taxes	(4,220)	(39%)	526	3%	(4,746)	N/M

Provision for income taxes	(3)	(0%)	(7)	(0%)	4	57%

Net (loss) profit	$(4,223)	(39%)	$519	3%	$(4,742)	N/M

The components of gross profit for the nine months ended March 31, 2009 and 2008 are as follows:

	Nine Months Ended
	March 31,
	2009	2008
	(in thousands)
Product revenues
Software licenses	$1,785	$4,593
Hardware units and accessories	3,673	6,966
Extended hardware warranties	759	965
Royalties	185	330
	6,402	12,854
Cost of product revenues
Software licenses	32	70
Hardware units and accessories	2,243	4,269
Extended hardware warranties	213	151
	2,488	4,490
Gross Profit from product revenues	3,914	8,364

Services revenues
Professional services	1,179	1,694
Software maintenance services	3,010	2,423
Billable travel	133	206
	4,322	4,323
Cost of services revenues
Professional services	1,573	1,741
Software maintenance services	635	577
Billable travel	146	195
	2,354	2,513
Gross Profit from services revenues	1,968	1,810
Gross Profit	$5,882	$10,174

Revenues

Total revenues were $10,724,000 for the nine months ended March 31, 2009 compared to total revenues of $17,177,000 for the nine months ended March 31, 2008. The $6,453,000 (38%) decrease in total revenues is primarily due to decreases of $2,808,000 (61%) in licensing of software, $3,293,000 (47%) in revenues generated from the sale of hardware units and related accessories, $206,000 (21%) in extended hardware warranties, $515,000 (30%) in professional services and $145,000 (44%) in royalties, offset by an increase of $587,000 (24%) in software maintenance services. Product revenues accounted for 60% of revenues during the nine months ended March 31, 2009 as compared to 75% during the nine months ended March 31, 2008. Service revenues accounted for 40% of revenue during the nine months ended March 31, 2009 as compared to 25% during the nine months ended March 31, 2008.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranties and royalties from our speech compression technology. Total product revenues decreased $6,452,000 (50%) to $6,402,000 during the nine months ended March 31, 2009 from $12,854,000 in the nine months ended March 31, 2008. The decrease in product revenues during the nine months ended March 31, 2009 was primarily due to decreases in the number of VoxBrowser software licenses and related hardware units and accessories sold compared to the nine months ended March 31, 2008. The decrease in the number of software licenses, hardware units and hardware accessories sold was primarily due to a decrease in the number of new customer sites purchasing our solutions during the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008, which we believe was primarily caused by customers and sales prospects delaying purchasing decisions in response to current global economic conditions and, or purchasing one site at a time as opposed to purchasing multiple sites at once. Software licenses contributed 28% of product revenues during the nine months ended March 31, 2009 as compared to 36% during the nine months ended March 31, 2008. Hardware units and accessories accounted for 57% of product revenues during the nine months ended March 31, 2009 as compared to 54% during the nine months ended March 31, 2008. Accessories generally provide higher gross margin percentages than hardware unit sales. Accessories accounted for 57% of hardware revenues during the nine months ended March 31, 2009 as compared to 48% of hardware revenues for the nine months ended March 31, 2008.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities and travel charges billed to customers for costs incurred while providing services. For the nine months ended March 31, 2009, services revenues totaled $4,322,000, essentially no change from $4,323,000 for the nine months ended March 31, 2008. Professional services decreased $515,000 (30%) from $1,694,000 during the nine months ended March 31, 2008 to $1,179,000 during the nine months ended March 31, 2009. The decrease in professional services reflects the decrease in the number of new sites at which our solutions were implemented during the nine months ended March 31, 2009 as compared to during the nine months ended March 31, 2008. Voxware 3 provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, professional services revenues for new customers may decline in the future. Software maintenance support services increased $587,000 (24%) from $2,423,000 during the nine months ended March 31, 2008 to $3,010,000 during the nine months ended March 31, 2009. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold and remain in effect.

Cost of Revenues

Total cost of revenues decreased $2,161,000 (31%) from $7,003,000 for the nine months ended March 31, 2008 to $4,842,000 for the nine months ended March 31, 2009.

Cost of product revenues decreased $2,002,000 (45%) from $4,490,000 in the nine months ended March 31, 2008, to $2,488,000 in the nine months ended March 31, 2009. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is the cost associated with our team responsible for testing, shipping, supporting and managing third party hardware. This team was comprised of four individuals as of March 31, 2009 as compared to five individuals as of March 31, 2008. One position was eliminated during December 2008 in response to the decline in our revenues during the period. The decrease in cost of product revenues is primarily attributable to a decrease of $1,978,000 for direct material costs and freight charges. These cost reductions were primarily due to a decrease in sales of computer hardware units and related accessories during the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our customer support and professional services staff was comprised of 17 individuals as of March 31, 2009, as compared to 22 individuals as of March 31, 2008. Four positions were eliminated during the nine months ended March 31, 2009 in response to the decline in our revenues during the period. Cost of services revenues decreased $159,000 (6%) from $2,513,000 in the nine months ended March 31, 2008 to $2,354,000 in the nine months ended March 31, 2009. Expenses related to professional services accounted for the majority of the decrease as it decreased $168,000 (10%) from $1,741,000 in the nine months ended March 31, 2008 to $1,573,000 in the nine months ended March 31, 2009.

Operating Expenses

Total operating expenses increased by $414,000 (4%) to $10,086,000 in the nine months ended March 31, 2009 from $9,672,000 in the nine months ended March 31, 2008. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 45 individuals as of March 31, 2009 and 55 as of March 31, 2008.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our research and development team was comprised of 18 individuals as of March 31, 2009 and 25 individuals as of March 31, 2008. Four positions were eliminated during December 2008, net of new hires, in response to our decline in revenues during the period. Our research and development expenses increased $134,000 (5%) to $2,889,000 in the nine months ended March 31, 2009, from $2,755,000 in the nine months ended March 31, 2008. Labor costs, including an increase of $221,000 of costs allocated from professional services and customer support, increased $235,000 during the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008. Offsetting this was a decrease of $167,000 in outside consulting costs.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show and other lead generation expenses. Our sales and marketing staff was comprised of 17 individuals as of March 31, 2009 compared to 20 individuals as of March 31, 2008. Three positions were eliminated during December 2008, in response to our decline in revenues during the period. Sales and marketing expenses decreased $202,000 (5%) to $4,220,000 in the nine months ended March 31, 2009, from $4,422,000 in the nine months ended March 31, 2008. The change in sales and marketing expenses is due primarily to decreases of $206,000 in commissions, $73,000 of training costs and $85,000 of recruitment costs during the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008. These decreases were offset by increases of $85,000 in labor costs due to the larger average sales staff and allocations from other departments, and $49,000 in marketing programs. In light of reduced revenues caused by global economic conditions, we undertook steps to reduce sales and marketing expenses. We anticipate that sales and marketing expenses during fiscal year 2009 may be less than those costs incurred during fiscal year 2008.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 10 full time employees as of March 31, 2009 and March 31, 2008. General and administrative expenses increased $482,000 (19%) to $2,977,000 in the nine months ended March 31, 2009 from $2,495,000 in the nine months ended March 31, 2008. Fluctuations in foreign currency exchange rates generated losses of $418,000 during the nine months ended March 31, 2009 compared to gains of $200,000 during the nine months ended March 31, 2008, a change of $618,000. Labor costs increased $320,000 during the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008 due primarily to an increase of $211,000 for non-cash share based compensation charges associated with stock options and restricted stock units granted in fiscal year 2008. These cost increases were offset by a decrease in outside professional services costs, which were $225,000 lower during the nine months ended March 31, 2009 than during the nine months ended March 31, 2008, lower travel expenses of $20,000 and lower bad debt expense of $131,000, due to the sufficiency of the accounts receivable reserve at March 31, 2009.

Interest Income and Expense

Interest income earned is reported net of interest expense. Net interest expense was $16,000 for the nine months ended March 31, 2009, compared to net interest income of $24,000 for the nine months ended March 31, 2008, a change of $40,000. Interest income decreased $84,000 from $125,000 during the nine months ended March 31, 2008 to $41,000 during the nine months ended March 31, 2009 due primarily to declining interest rates and lower balances of invested funds. Interest expense decreased $44,000 from $101,000 during the nine months ended March 31, 2008 to $57,000 during the nine months ended March 31, 2009 due primarily to declining debt levels.

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

The provision for income taxes was $3,000 for the nine months ended March 31, 2009 as compared to $7,000 for the nine months ended March 31, 2008. We had a loss before taxes of $4,220,000 for accounting purposes during the nine months ended March 31, 2009, compared to a profit before taxes of $526,000 during the nine months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $2,371,000 in cash and cash equivalents, compared to $3,503,000 in cash and cash equivalents as of June 30, 2008, a decrease of $1,132,000. Our working capital as of March 31, 2009 was $559,000 compared to $3,799,000 as of June 30, 2008, a decrease of $3,240,000.

Net cash used in operating activities totaled $968,000 for the nine months ended March 31, 2009, primarily consisting of a net loss of $4,223,000 and decreases of $802,000 in accounts payable and accrued expenses and $789,000 in deferred revenues, offset by a decrease of $3,449,000 in accounts receivable and non-cash charges totaling $1,207,000, consisting of $920,000 of share based compensation, $232,000 of depreciation and amortization and a $55,000 provision for bad debts. The reduction in accounts payable and accrued expenses is primarily a function of payments of commissions and bonuses accrued as of June 30, 2008. The decrease in deferred revenues is due primarily to the timing of maintenance billings throughout the year and the completion of customer implementation projects. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the year. Share based compensation charges relate to grants of restricted stock units and stock options. For the nine months ended March 31, 2008, net cash used in operating activities totaled $666,000, primarily consisting of decreases of $928,000 in accounts payable and accrued expenses and $720,000 in deferred revenues, and an increase of $426,000 in accounts receivable, $263,000 in prepaid expenses and other assets, and $65,000 in deferred project costs, offset by a net profit of $519,000 and decreases of $240,000 in inventory. Cash used in operating activities was offset by non-cash charges totaling $977,000, consisting of $593,000 of share based compensation, $198,000 of depreciation and amortization, and a $186,000 provision for bad debts. The reduction in accounts payable and accrued expenses is primarily a function of payments of inventory and bonuses accrued as of June 30, 2007. The decrease in deferred revenues is due primarily to the timing of maintenance billings throughout the year, and the completion of customer implementation projects. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the quarter. The decrease in inventory is primarily due to the delivery to our customer in July 2007 of a significant inventory order that we received in June 2007.

Net cash used in investing activities totaled $75,000 during the nine months ended March 31, 2009 and $206,000 during the nine months ended March 31, 2008 due primarily to purchases of property and equipment.

Net cash used in financing activities totaled $89,000 during the nine months ended March 31, 2009, compared to $469,000 during the nine months ended March 31, 2008. During the nine months ended March 31, 2009, we borrowed $451,000 to fund the purchase of fixed assets and repaid $542,000 against term loans with SVB. We received net proceeds in the amount of $2,000 from the exercise of stock options during the nine months ended March 31, 2009. During the nine months ended March 31, 2008, we repaid $513,000 against term loans with SVB and received proceeds of $44,000 from the exercise of stock options.

We initially entered into a credit facility with SVB on December 30, 2003. The following facilities were outstanding during fiscal years 2008 and 2009:

A $1,000,000 equipment line of credit, or the Equipment Line, secured by all of the Company’s personal property was first drawn upon on December 16, 2005. The Company was required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding was $0 as of March 31, 2009 and $66,000 as of June 30, 2008.

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB, or the 2006 Facility, providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit, or the Revolver, and a $1,500,000 Non-Formula Term Loan, or the 2006 Term Loan, to fund the Company's anticipated working capital needs. The 2006 Term Loan is to be repaid in 36 equal monthly payments of principle and interest, commencing on April 1, 2007, and has an outstanding balance of $500,000 at March 31, 2009 and $875,000 at June 30, 2008. Monthly principle payments total approximately $42,000. Amounts outstanding under the 2006 Term Loan bear interest at March 31, 2009 at a rate of 7%, calculated as the greater of 7% or prime plus 3%, as established by the Waiver and Third Loan Modification Agreement, or the TLMA, with SVB executed on November 17, 2008.

On February 13, 2008, with an effective date of December 27, 2007, the Company entered into a second loan modification agreement, or the SLMA, with SVB, providing for a new $600,000 revolving equipment line of credit, or the Equipment Revolver. The availability under the Equipment Revolver was limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA). The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. Originally, amounts advanced under the Equipment Revolver bore interest at a rate equal to the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%. This rate was revised to the greater of 7% or prime plus 3% by the TLMA. The repayment of the funds drawn against the Equipment Revolver will be made in 36 equal monthly payments of principal and interest beginning August 1, 2008. The outstanding balance on the Equipment Revolver was $350,000 at March 31, 2009 and $0 at June 30, 2008.

The Revolver created by the 2006 Facility was initially available until October 31, 2007. It was extended to February 11, 2009 by the SLMA. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of March 31, 2009, amounts outstanding under the Revolver bear interest at the rate of 7%, calculated as the greater of 7% or prime plus 3%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at March 31, 2009 or June 30, 2008.

On February 17, 2009, the Company entered into a Waiver and Fourth Loan Modification Agreement that, among other things, waived a loan covenant violation that existed at December 31, 2008 and extended the maturity of the Revolver until March 31, 2009. In addition, the Waiver and Fourth Loan Modification Agreement revised certain outstanding financial covenants under the Loan Agreement, including minimum net loss thresholds. On May 12, 2009, with an effective date pf March 31, 2009, the Company entered into a Fifth Loan Modification Agreement which extends the maturity of the Revolver until May 31, 2009, and sets financial covenants for the period ending May 31, 2009. The Company is currently in negotiations with SVB regarding an additional loan modification agreement extending the Revolver and establishing revised loan covenants.

We continue to expand our partnership channel, with particular emphasis on the development of relationships with mobile computer equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. Using Voxware 3 and VoxBrowser, independent third-party partners are able to develop and deliver voice-enabled logistics solutions on other manufacturers’ hardware. As a result of the partner relationships and product offerings, a greater percentage of revenue may be derived in the future from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. For the nine months ended March 31, 2009, we earned gross margin from software licenses of 98%, as compared to 39% for sales of hardware units and related accessories. Partnership channel sales accounted for 10% of our revenues during the nine months ended March 31, 2009, as compared to 13% during the nine months ended March 31, 2008. Software licenses contributed 17% of revenues for the nine months ended March 31, 2009, compared to 27% of revenue for the nine months ended March 31, 2008. Decreases in the percentage of revenues generated through partnership channels and the percentage of revenues derived from software licenses during the nine months ended March 31, 2009 represent a departure from trends noted in recent periods. These decreases are primarily attributable to decisions by customers and prospective customers to delay major capital expenditures in light of tight credit markets associated with general worldwide economic conditions. We expect that recent coordinated efforts by federal authorities throughout the world will gradually lead to a general loosening of international credit markets, thus enabling customers and prospective customers to increase levels of capital expenditures. In addition, given the volume and quality of prospective transactions in our sales pipeline, we anticipate a resumption of the trend towards a more profitable mix of revenue prior to the end of fiscal year 2009. However, we can provide no assurance with respect to the timing of this expected long-term trend or whether the trend will be true in any specific period.

The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, our revenue during the fourth quarter of fiscal 2009 will likely be lower than quarterly revenues reported for the same period in fiscal 2008. In response to the changing economic environment, we eliminated a net of 18 positions during the nine months ended March 31, 2009, after considering new hires, and scaled back certain planned costs, new hires and capital purchases. However, our customer base continues to expand, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings and new customers brought to us through direct sales efforts, VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2009, but that revenues from new customers, including those brought to us through VARs and other channel partners, will grow faster than revenues from existing customers. We can provide no assurances that revenues earned in any given fiscal quarter or year will exceed the preceding fiscal quarter or year. Furthermore, we anticipate that in some fiscal quarters and years, costs will exceed revenues.

We may need to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. Due to the recent downturn in the economy, there can be no assurances that financing will be available on terms acceptable to us, if at all. However, due to a general trend providing greater emphasis on sales of higher margin product and given our efforts to reduce costs, we believe that we have adequate capital resources available to fund our operations through March 31, 2010.

Dilutive Effect of Options and Warrants

As of March 31, 2009, 12,000,000 shares of our Common Stock were authorized, of which 6,560,089 were issued and outstanding. The following table summarizes the potential dilutive impact in the event of the exercise of all options and warrants to purchase stock; including options and warrants whose strike prices exceed the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of March 31, 2009

Common stock issued and outstanding as of March 31, 2009	6,560,089

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,155,474
Outstanding options to purchase common stock *	1,099,218
Unissued restricted stock units	174,234

Common stock plus dilutive instruments outstanding	8,989,015

Options to purchase common stock available to issue
pursuant to various stock option plans	43,650

Common stock outstanding if all dilutive instruments
are converted and exercised	9,032,665

* Includes all "in-the-money" and "out-of-the-money" warrants and options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. We do not use derivative financial instruments in our investment portfolio. Due to the nature of our investments, we believe that we are not exposed to material risk of interest rate changes. A hypothetical 100 basis point change in interest rates, either positive or negative, would not have had a significant effect on either (i) our cash flows and reported results of operations in the nine month periods ended March 31, 2009 and 2008, or (ii) the fair value of our investment portfolios at March 31, 2009 and June 30, 2008.

At March 31, 2009, our cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and stated at fair market value. At March 31, 2009 and June 30, 2008, we held no auction rate securities.

At March 31, 2009, our outstanding debt consisted of two loans in the aggregate amount of $850,000. The term loan and equipment revolver with SVB, had outstanding balances at March 31, 2009 of $500,000 and $350,000, respectively. Interest on both loans at March 31, 2009 is 7%, with the interest rate calculated as the greater of 7% or a rate of prime plus 3%. A hypothetical 100 basis point increase in interest rates would not have had a significant effect on our annual interest expense.

Foreign Currency Exchange Risk

We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. Sales arrangements with international customers are generally denominated in foreign currency, typically British pounds or euros. For the nine month period ended March 31, 2009, approximately 27% of our overall revenue resulted from sales to customers outside the United States. Accounts receivable at March 31, 2009 included balances denominated in British pounds valued at $346,000 and balances denominated in euros valued at $148,000. During the nine months ended March 31, 2009, we recognized a loss of $331,000 from transactions denominated in foreign currency. A hypothetical 10% increase in the value of the U.S. dollar relative to British pound and Euro as of March 31, 2009 would have resulted in an increase to the operating loss of approximately $45,000 for the nine months ended March 31, 2009, while a 10% decrease in the value of the U.S. dollar relative to British pound and Euro as of March 31, 2009 would have resulted in a reduction of the operating loss of approximately $55,000.

Item 4(T). Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes during the quarter ended March 31, 2009 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Relating to Our Business and Operations
If we continue to incur operating losses, we may be unable to continue our operations. With the exception of fiscal 2008, we have incurred operating losses since we started our company in August 1993. The accumulated deficit at March 31, 2009 was $78,963,000. The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, we incurred a net loss of $4,223,000 for the first nine months of fiscal 2009 and our revenues during the fourth quarter of fiscal 2009 will likely be lower than revenues reported during the fourth quarter of fiscal 2008. If we incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. In addition, we plan to continue to increase spending on research and development, along with sales and marketing, at levels higher than in the recent past and possibly disproportionate to revenue, thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

If we cannot raise adequate capital in the future, we may be unable to continue our product development, marketing and business, generally. We anticipate investing significant resources to fund future operations, including product development and marketing. The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, our revenue during the fourth quarter of fiscal 2009 will likely be lower than revenues reported for the fourth quarter of fiscal 2008. As a result, we may need to raise additional capital to fund future operations. Funding in the form of either debt or equity, from any source, may not be available when needed or on favorable terms, particularly in light of the recent tightening of worldwide credit markets. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit, delay, scale-back or eliminate product development programs, marketing or other activities. We might be forced to sell or license our technologies. Any of these actions might harm our business. If additional financing is obtained, the financing may be dilutive to our current stockholders.

We rely substantially on key customers. Our customer base is highly concentrated. One customer accounted for 18% of our total revenues for the nine months ended March 31, 2009. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

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

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain personnel hired, our ability to operate our business will be materially adversely affected. On June 30, 2006, the Company accelerated the vesting of outstanding stock options to all of its employees, thereby eliminating a possible reason for employees to remain with us. As of March 31, 2009, 42,750 options to purchase shares of our Common Stock were available for grant to employees. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

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

Risks Relating to Our Securities
The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock traded as high as $5.52 and as low as $0.10 per share between July 1, 2008 and March 31, 2009. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of April 30, 2009, these shares include:

  approximately 224,000 shares of our Common Stock owned by our executive officers and directors; and
  approximately 2,299,000 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of April 30, 2009, our executive officers, directors and affiliated entities together beneficially own approximately 5,859,000 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

On 24 occasions during the nine months ended March 31, 2009, but not as of March 31, 2009, the bid price of our Common Stock closed on the NASDAQ Capital Market at prices below $1.00 per share. NASDAQ suspended the enforcement of the rules requiring a minimum $1.00 closing bid price on October 16, 2008 in response to events relating to global financial markets. NASDAQ originally announced the suspension of enforcement of the rules would remain in effect through January 16, 2009. However, on December 19, 2008, NASDAQ announced that the suspension of enforcement of those rules was extended through April 17, 2009 and on March 23, 2009 the extension was granted through July 20, 2009. Accordingly, the Company was not in violation of the minimum bid price rules as of March 31, 2009.

While we satisfy the requirements for continued listing on the NASDAQ Capital Market as of March 31, 2009, periods of operating losses may adversely affect our ability to maintain minimum required values of stockholders’ equity or Common Stock market value. If we are unable to satisfy the criteria to maintain listing of our Common Stock, our Common Stock could be subject to delisting. Trading, if any, of our Common Stock would thereafter be conducted on the OTC Bulletin Board or in the so-called “Pink Sheets”. As a consequence, it would be far more difficult for our stockholders to trade in our Common Stock, and it may be more difficult to obtain accurate and current information concerning market prices for our Common Stock.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

On May 12, 2009, with an effective date of March 31, 2009, the Company entered into a Fifth Loan Modification Agreement that, among other things extended the maturity of the Revolver until May 31, 2009. In addition, the Fifth Loan Modification Agreement revised certain outstanding financial covenants under the Loan Agreement. The Company is currently in negotiations with SVB regarding an additional loan modification agreement extending the Revolver and establishing revised loan covenants.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description
10.1	Fifth Loan Modification Agreement, dated as of May 12, 2009, by and between the Company and Silicon Valley Bank.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2009

VOXWARE, INC.
(Registrant)

By: /s/ Scott J. Yetter
Scott J. Yetter, President and
Chief Executive Officer
(Principal Executive Officer)

By: /s/ William G. Levering III
William G. Levering III
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Fifth Loan Modification Agreement, dated as of May 12, 2009, by and between the Company and Silicon Valley Bank.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.