Form 10-K
period 2009-06-30
VOXWARE INC
filed 2009-09-28
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-021403

VOXWARE, INC.
(Name of Registrant in its Charter)

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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports under Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐  No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of ‘large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (do not check If a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,157,000 as of December 31, 2008, based upon the closing sale price of the Common Stock as quoted on the NASDAQ Capital Market.

The number of shares of the registrant’s Common Stock outstanding as of August 31, 2009 is 8,013,941.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference to, the Registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders.

VOXWARE, INC.
ANNUAL REPORT ON FORM 10-K

PART I

When used in this report, the term “Voxware”, “us”, “our”, “we”, “the Company” and similar terms refer to Voxware, Inc., a Delaware Corporation and our Subsidiaries.

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

ITEM 1. BUSINESS.

Overview

Voxware is a leading provider of software for voice recognition solutions that direct the work of the warehouse workforce. Warehouse workers, wearing headsets with microphones, speak back and forth to our voice applications. Since these workers can now work “hands and eyes free” when performing a wide array of tasks such as picking, putaway, and receiving, worker productivity typically increases while errors can be reduced. Our customers typically increase productivity from 10 to 30% and reduce error rates by 30 to 50%. Our primary software product, Voxware 3, offers multiple languages so companies can leverage non-native speaking workers.

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

We sell Voxware 3 primarily to large companies that operate warehouses and distribution centers. Our customers come from a variety of industry sectors, including food service, grocery, retail, consumer packaged goods, automotive parts, third-party logistics, publishing and wholesale distribution. Our technology has the ability to integrate easily with an external warehouse management system, or WMS, or an Enterprise Resource Management System, or ERP.

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

The continued deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. However, we anticipate an expansion of our customer base, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings and new customers brought to us through direct sales efforts, VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2010, but that revenues from new customers, including those brought to us through VARs and other channel partners, will grow faster than revenues from existing customers. We can provide no assurances that revenues earned in any given fiscal quarter or year will exceed the preceding fiscal quarter or year. Furthermore, we anticipate that in some fiscal quarters and years, costs will exceed revenues.

Products and Services

The Voxware 3 product line is the primary focus of our operations. The Voxware 3 product includes 1) VoxStudio, a facility for designing and configuring voice applications without programming, 2) applications such as VoxPick that target the mobile, front line workforce in modernized distribution centers, and 3) Voxconnect, an integration tool that simplifies the creation and maintenance of the Voxware application into the customers’ warehouse system.

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

Our solutions require mobile computing equipment and related hardware accessories. We typically supply the hardware accessories, but have partnered with major mobile computing equipment manufacturers such as Motorola, Inc., Intermec, Inc. and LXE, Inc., a subsidiary of EMS Technologies, Inc., for the provision of mobile computers. Our customers may elect to purchase the mobile computing equipment from us or from any other authorized dealer of the equipment. One implication of this strategy is that if customers elect to buy the equipment from other sources, the portion of our revenues associated with hardware sales could diminish as a percentage of total revenues over time as we transition to a software-centric business model. However, we can not predict whether customers will buy from us or other authorized distributors. We are continuing to work with these and other major vendors of wireless computers to provide Voxware software on their devices. We believe this gives customers flexibility in the choice of hardware and allows us to expand our product line with new, multi-modal versions of Voxware 3, which will work both via speech recognition and other modes, such as keyboard, screen, radio frequency identification (RFID), or barcode scanning, as appropriate.

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

Although Voxware 3 is targeted at the warehousing market today, we believe its voice recognition technology and VoxStudio are open in design and, therefore, could be applied to other markets in which highly accurate voice recognition in a demanding environment would be important. At the present time, we are focused on growing our market share within the warehousing environment, but we will continue to explore other markets that may benefit from voice technology transactions.

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

Historically, our sales were generated primarily by our own sales force working directly with the end users of the Voxware solution. With the introduction of VoxBrowser in 2005, VoiceLogistics Pro in 2006 and Voxware 3 in 2007, we have invested substantial resources into expanding our partnership channels in North America and abroad. This is evidenced through our relationships with LXE, Motorola, Intermec and other companies. Our direct sales efforts currently contribute the majority of our revenues; we expect a gradual shift to more third-party generated revenues in the future as our channel partner efforts expand.

We are actively working with third-party partners who purchase products and accessories from us at a discount and incorporate them into application systems for various target markets and/or consult with us in the development of application systems for end users. These application systems integrate our software and accessories with additional hardware and software components and include service and product support. These partners then resell or lease the application systems to their end user customers. Under these types of partnership agreements, we warrant to repair or replace any defective hardware product delivered to a third-party partner or their customer, provided that we are notified of the defective product generally within one year from delivery of the product to the end user. We believe that in the industrial speech recognition market, strategic partnerships with these various parties are critical to our success. We anticipate that, over time, an increasingly greater percentage of our revenues will be generated from software components as our partners supply a greater percentage of hardware and professional services to our new customers.

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

Customers

Our customers include some of the largest and best-known companies in their respective industries, including 7-Eleven, Inc., AutoZone, Inc., Black and Decker, Carters, Inc., Dunkin’ Donuts, McGraw Hill, Mohawk Carpet Corporation, Neiman Marcus, Performance Food Group, West Marine, Inc. and US Foodservice in North America; Argos, B&Q, Somerfield and Waitrose in the UK; and Intermarché in France. We added new customers in fiscal 2009 and 2008, and are optimistic our increased momentum in key market sectors such as retail, consumer packaged goods and food service will continue. For the fiscal years ended June 30, 2009 and 2008, US Foodservice accounted for approximately 16% and 18%, respectively, of our total revenues. There can be no assurance that this customer will continue to seek our products and services at the same levels as it has in the past, or at all. No other customer accounted for greater than 10% of our total revenues for the last two fiscal years.

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

All Voxware-certified mobile devices, when deployed for a Voxware-based voice solution, incorporate an embedded version of our VISE speech recognition engine with a standards-based interface that allows for interfaces with a wide variety of WMS packages. Voxware 3 also employs our patented invention of systems and methods for using standard Internet protocols in conjunction with VoiceXML Web pages to remotely program portable voice devices, such as our VoiceLogistics computer, that direct and guide users through defined tasks and work. The United States Patent and Trademark Office issued a patent relating to this invention (Patent #6662163) in 2003 and will expire in 2023.

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

Research and Development

We incurred $3,686,000 and $3,830,000 in 2009 and 2008, respectively of Company-sponsored research and development activities and $0 in each year related to customer-sponsored activities.

Employees

As of June 30, 2009, we had 64 full-time employees, consisting of 19 individuals in cost of goods sold (which includes professional services, customer support and production), 18 individuals in research and development, 17 individuals in sales and marketing and 10 individuals in general and administrative. Twenty two of our employees are located at our Cambridge, Massachusetts facility, 23 individuals are located at our corporate offices in Hamilton, New Jersey, 8 individuals work with our sales and customer support office in the United Kingdom and 11 individuals work elsewhere. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe we have good relations with our employees.

Corporate Information

We were incorporated on August 20, 1993 in the State of Delaware. Our headquarters is located at 300 American Metro Blvd, Suite 155, Hamilton, NJ 08619. Our telephone number is +1 609-514-4100.

We file annual, quarterly and current reports, proxy statements and other documents with the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at +1 800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov. In addition, we also make available free of charge on or through our Internet website, http://www.voxware.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC. Copies of our SEC filings may also be obtained by calling our main number and asking for investor relations or emailing: ir@voxware.com. Information on our website is not a part of this report. In addition, we make available on our website (i) the charters for the committees of our Board of Directors, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and (ii) our Code of Business Conduct and Ethics governing our directors, officers and employees. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and The NASDAQ Stock Market, LLC.

ITEM 1A. RISK FACTORS.

We operate in a rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to cause, actual results to differ materially from expectations. We caution all readers to pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this Annual Report on Form 10-K and our other filings with the SEC.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our Common Stock could decline, and we may be forced to consider additional alternatives.

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-K.

Risks Relating to Our Business and Operations
If we incur operating losses, we may be unable to continue our operations. With the exception of fiscal 2008, we have incurred cumulative operating losses since we started our company in August 1993. The accumulated deficit at June 30, 2009 was $79,566,000. The continued deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, combined with the seasonal impact of the typically slower summer months, our revenue during the first quarter of fiscal 2010 is expected to be in line with the first quarter of fiscal 2009, which was lower than quarterly revenues reported for fiscal 2008. If we incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. In addition, we plan to continue to increase spending on research and development, along with sales and marketing, at levels higher than in the recent past and possibly disproportionate to revenue, thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

If we cannot raise adequate capital in the future, we may be unable to continue our product development, marketing and business, generally. We anticipate investing significant resources to fund future operations, including product development and marketing. The continued deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, combined with the seasonal impact of the typically slower summer months, our revenue during the first quarter of fiscal 2010 is expected to be in line with the first quarter of fiscal 2009, which was lower than quarterly revenues reported for fiscal 2008. As a result, we may need to raise additional capital to fund future operations. Funding in the form of either debt or equity, from any source, may not be available when needed or on favorable terms, particularly in light of the recent tightening of worldwide credit markets. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit, delay, scale-back or eliminate product development programs, marketing or other activities. We might be forced to sell or license our technologies. Any of these actions might harm our business. If additional financing is obtained, the financing may be dilutive to our current stockholders.

We rely substantially on key customers. Our customer base is highly concentrated. One customer accounted for 16% of our total revenues for the year ended June 30, 2009. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

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

We have a sole source vendor for our primary hardware products. One vendor supplies us with our primary wearable computer hardware products that we resell. Any disruption in supply by this vendor would prohibit us from shipping the products we resell, and we would need to convince the customer to purchase a supported product distributed by another vendor. In addition, other vendors provide custom-made components that would take time to reproduce with other suppliers should a current vendor fail to deliver quality product in a timely manner. Any disruption in or termination of supply by our vendors could have a material adverse effect on our results of operations.

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
  length of sales cycle;
  introduction and application of new generally accepted accounting principles; and
  industry and general economic conditions, including the continued economic slowdown of the global economy.

We cannot assure you that any of these factors will not substantially influence our quarterly operating results.

If our third-party partners do not effectively market and service our products, we may not generate significant revenues or profits from sales of our products. We utilize third-parties, such as hardware system vendors, WMS companies, distributors, consultants, VARs and system integrators to sell and/or assist us in selling our products. To date we have signed agreements with several of these third-party partners, and we expect these partners to contribute an increasing percentage of overall revenues in the future. We believe that the establishment of a network of third-party partners, with extensive and specific knowledge of the various applications critical in the industrial market, is important for us to succeed in that market. Some third-party partners also purchase products from us at a discount and incorporate them into application systems for various target markets and/or consult with us in the development of application systems for end users. Once signed, new partners must be trained in the development and sale of voice-based logistics solutions. Accordingly, there can be a significant lead time between the signing of agreements with partners and the recognition of revenues generated by the partners. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party partners to sell and service our products effectively and provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. Additionally, we may experience conflicts between our distribution channel partners who may compete against one another. Our sales may suffer as a result of these conflicts.

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

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain personnel hired, our ability to operate our business will be materially adversely affected. On June 30, 2006, we accelerated the vesting of outstanding stock options to all of our employees, thereby eliminating a possible reason for employees to remain with us. As of June 30, 2009, 31,982 options to purchase shares of our Common Stock were available for grant to employees and directors. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

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

Risks Relating to Our Securities

The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock traded as high as $5.52 and as low as $0.10 per share between July 1, 2008 and June 30, 2009. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

A significant portion of our total outstanding shares of Common Stock may be sold in the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market of such sales, may have a material adverse effect on the market price of our Common Stock. On October 25, 2005, we registered 1,084,383,899 shares (7,229,226 shares after giving effect to the 1-for-150 reverse stock split effected in December 2005, or Reverse Split) of Common Stock, including an aggregate of 193,070,922 shares (1,287,139 shares after giving effect to the Reverse Split) of Common Stock issuable upon the exercise of warrants. We also previously registered all shares of Common Stock that we may issue under our employee benefit plans. Sales of outstanding shares, when sold, could reduce the market price of our Common Stock.

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investment or make a profit. As of August 31, 2009, these shares include:

  approximately 255,000 shares of our Common Stock owned by our executive officers and directors; and
  approximately 2,409,000 shares of our Common Stock issuable to warrant holders and option holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders. As of August 31, 2009, our executive officers, directors and affiliated entities together beneficially own approximately 5,933,000 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

On various occasions during the year ended June 30, 2009, the bid price of our Common Stock closed below $1.00 per share. Because this occurrence was widespread among NASDAQ listed companies, NASDAQ suspended enforcement of its minimum $1.00 closing bid price requirement on October 16, 2008. NASDAQ originally announced the suspension of enforcement of the rule would remain in effect through January 16, 2009. However, on December 19, 2008, NASDAQ announced that the suspension of enforcement of the rule was extended through April 17, 2009 and on March 23, 2009 the extension was granted through July 20, 2009. Accordingly, we were not in violation of the minimum bid price requirement for NASDAQ as of June 30, 2009.

While we satisfied the requirements for continued listing on the NASDAQ Capital Market as of June 30, 2009, periods of operating losses may adversely affect our ability to maintain minimum required values of stockholders’ equity or Common Stock market value. If we are unable to satisfy the criteria to maintain listing of our Common Stock, our Common Stock could be subject to delisting. Trading, if any, of our Common Stock would thereafter be conducted on the OTC Bulletin Board or in the so-called “Pink Sheets”. As a consequence, it would be far more difficult for our stockholders to trade in our Common Stock, and it may be more difficult to obtain accurate and current information concerning market prices for our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

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

Our Reading, England facility serves as a sales and service office for our customers based in the United Kingdom and Europe. On November 22, 2006, we entered into a 10-year lease of an office consisting of approximately 1,000 square feet. Under the lease terms, we have options to terminate the lease without penalty after three and five years. Minimum rent payments of £1,713.54 per month commenced on March 1, 2007. The minimum monthly lease payment increased to £1,763 on March 1, 2008 and will increase to £1,860 on March 1, 2010.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

From March 1, 2001 through December 11, 2005, our Common Stock traded on the NASDAQ OTC Bulletin Board under the symbol VOXW.ob. From December 12, 2005 through March 19, 2006, our Common Stock was traded on the NASDAQ OTC Bulletin Board under the symbol VXWR.ob after giving effect to the 1-for-150 reverse split of all the outstanding shares of our Common Stock, or the Reverse Split. On March 20, 2006, our Common Stock began trading on the NASDAQ Capital Market under the symbol VOXW. The following table sets forth the high and low closing sale prices per share, as quoted on the NASDAQ Capital Market for our two most recent fiscal years:

	High	Low
Fiscal Year Ended June 30, 2008
Quarter ended September 30, 2007	$7.45	$3.78
Quarter ended December 31, 2007	$6.10	$3.31
Quarter ended March 31, 2008	$6.00	$4.10
Quarter ended June 30, 2008	$4.97	$3.52
Fiscal Year Ended June 30, 2009
Quarter ended September 30, 2008	$4.57	$1.90
Quarter ended December 31, 2008	$4.25	$0.75
Quarter ended March 31, 2009	$5.52	$0.10
Quarter ended June 30, 2009	$2.89	$0.75

As of August 31, 2009, there were approximately 148 holders of record of our Common Stock. We have never declared nor paid any cash dividends on our Common Stock. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of June 30, 2009, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans which were all approved by our stockholders.

		Weighted	Number of
	Number of Securities	Average	Securities
	to be Issued Upon	Exercise Price of	Available for
	Exercise of	Outstanding	Future Issuance
	Outstanding Options,	Options,	under Equity
	Warrants and Rights	Warrants and	Compensation
Plan Category	(1)	Rights	Plans (2)
2003 Stock Incentive Plan	1,107,048	$4.46	31,082
1994 Stock Option Plan	1,168	$365.32	0
1998 Stock Option Plan for Outside Directors	0	--	900
____________________

(1)	Reflects 1-for-150 reverse stock split effectuated December 12, 2005.

(2)	Shares reserved for issuance under the plan may be issued upon the exercise of stock options or through direct stock issuances which vest upon the completion of designated service periods or the attainment of prescribed performance goals.

Sale of Unregistered Securities

On June 29, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Co-Investment Fund II, L.P. (a Cross Atlantic Technology Fund entity) and Edison Venture Fund V, L.P., pursuant to which the Company issued and sold an aggregate of 1,428,571 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a purchase price of $1.75 per share, and warrants to purchase up to 142,857 shares (the “Warrant Shares”) of Common Stock, which will not be exercisable until the six (6) months after the date of issuance and shall expire three (3) years from the date of issuance, at an exercise price of $2.50 per share (the “Warrants”).

Under the terms of the Securities Purchase Agreement, Edison Venture Fund V, L.P. purchased 285,714 shares of Common Stock and Warrants to purchase 28,571 shares of Common stock and Co-Investment Fund II, L.P. purchased 1,142,857 shares of Common Stock and Warrants to purchase 114,286 shares of Common Stock. The private placement closed on June 30, 2009. The Company received gross proceeds equal to $2,500,000. The securities sold in this private placement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) as such issuance of securities was exempt from registration under Section 4(2) of the Securities Act, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

Purchase of Equity Securities by the Registrant and Affiliated Purchases

None.

ITEM 6. SELECTED FINANCIAL DATA.

The Company is not required to provide the information required by this Item as a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Voxware is a leading provider of software for voice recognition solutions that direct the work of the warehouse workforce. Warehouse workers, wearing headsets with microphones, speak back and forth to our voice applications. Since these workers can now work “hands and eyes free” when performing a wide array of tasks such as picking, putaway, and receiving, worker productivity typically increases while errors can be reduced. Our customers typically increase productivity from 10 to 30% and reduce error rates by 30 to 50%. Our primary software product, Voxware 3, offers multiple languages so companies can leverage non-native speaking workers.

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

We have also developed partnerships with key VAR, and WMS companies, both in the United States and in international markets, who are incorporating our voice technology, most notably our Voxware 3 product, into their offerings. The first deliveries of solutions by partners to end customers occurred during fiscal year 2007. However, we believe it takes on average a year or more before new partners begin generating sales to end user customers, because partners must complete product integration efforts, become certified to deliver Voxware-based voice solutions and secure customer acceptance of their initial deployments.

The continued deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, combined with the seasonal impact of the typically slower summer months, our revenue during the first quarter of fiscal 2010 is expected to be in line with the first quarter of fiscal 2009, which was lower than quarterly revenues reported for fiscal 2008. In response to the changing economic environment, we eliminated a net of 18 positions during first half of fiscal 2009, after considering new hires, and scaled back certain planned costs, new hires and capital purchases. However, our customer base continues to expand, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings and new customers brought to us through direct sales efforts, VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2010, but that revenues from new customers, including those brought to us through VARs and other channel partners, will grow faster than revenues from existing customers. We can provide no assurances that revenues earned in any given fiscal quarter or year will exceed the preceding fiscal quarter or year. Furthermore, we anticipate that in some fiscal quarters and years, costs will exceed revenues.

On June 29, 2009, with an effective date of June 1, 2009, we entered into a Sixth Loan Modification Agreement with Silicon Valley Bank (“SVB”), which, among other things extended the maturity of a $1,500,000 revolving line of credit until July 31, 2009. On September 9, 2009, we entered into a Seventh Loan Modification Agreement that, among other things, lowered the interest rate to prime plus 2.25% and extended the maturity of the Revolver until July 30, 2010. In addition, this modification revised certain financial covenants under the Loan Agreement.

On June 29, 2009, the Company received an equity infusion of $2.5 million from its two principal investors. On June 29, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Co-Investment Fund II, L.P. (a Cross Atlantic Technology Fund entity) and Edison Venture Fund V, L.P., pursuant to which the Company issued and sold an aggregate of 1,428,571 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a purchase price of $1.75 per share, and warrants to purchase up to 142,857 shares (the “Warrant Shares”) of Common Stock, which will not be exercisable until the six (6) months after the date of issuance and shall expire three (3) years from the date of issuance, at an exercise price of $2.50 per share (the “Warrants”).

Under the terms of the Securities Purchase Agreement, Edison Venture Fund V, L.P. purchased 285,714 shares of Common Stock and Warrants to purchase 28,571 shares of Common stock and Co-Investment Fund II, L.P. purchased 1,142,857 shares of Common Stock and Warrants to purchase 114,286 shares of Common Stock. The private placement closed on June 30, 2009. The Company received gross proceeds equal to $2,500,000. The securities sold in this private placement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

We may need to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. Due to the recent downturn in the economy, there can be no assurances that financing will be available on terms acceptable to us, if at all. However, due to a general trend providing greater emphasis on sales of higher margin product and given our efforts to reduce costs, as well as having $4.3 million in cash and $1.5 million in debt availability we believe that we have adequate capital resources available to fund our operations through June 30, 2010.

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

Revenue Recognition
Revenues are generated from licensing application software, selling related computer hardware and accessories, providing extended hardware warranties and providing services, including professional deployment, configuration, customized application development, training services, software maintenance and technical support services.

Product revenues consist of software license fees, sales of related computer hardware and accessories and extended hardware warranties. Revenues from the licensing of software is recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Revenues from the sale of hardware and accessories are generally recognized upon shipment. Agreements with most direct customers do not include an acceptance period, so revenues from the sale of hardware and accessories and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenues are recognized ratably over the life of the contract, which is generally either one year or three years. Channel partner revenue is recognized when the above four criteria are met. For the collectibility criterion, revenue from each channel partner is deferred until cash is collected, unless a pattern of collectibility has been established through actual transactions with each specific channel partner.

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

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9. SOP 97-2, as amended, requires that revenues recognized from multiple element arrangements that include software licenses be allocated to the various elements of the arrangement based on the fair values of the elements, such as hardware, deployment services, maintenance and technical support services. We follow the residual method of accounting under SOP 97-2, as amended. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair values, with the residual arrangement fee allocated to the delivered elements. The fair value of the undelivered elements included in our multi-element sales arrangements is based on vendor specific objective evidence, or VSOE. The fair value of elements not essential to the functioning of the software, including hardware units and related accessories, are calculated in accordance with Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”.

Under EITF 00-21, we determine the fair value of hardware elements based on the price when they are sold separately. We determine VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of June 30, 2009, we believe that we have realized VSOE of the fair values for maintenance and professional services, and the fair value of hardware elements.

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

Inventory
Inventory purchases and purchase commitments are based upon forecasts of future demand. We value our inventory at the lower of average cost or net realizable value. If we believe that demand no longer allows us to sell our inventory above cost, or at all, then we write down that inventory to net realizable value or write off excess inventory levels. If customer demand subsequently differs from our forecasts, requirements for inventory write-offs could differ from our estimates.

Share-Based Compensation
We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options and other equity awards, at fair value. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. Compensation expense associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. We use the Black-Scholes option pricing model to determine the fair value of option awards and the market value on the date of the grant to determine the fair value of other equity awards. The measurement date for option and other equity awards is the date of grant. Changes to the underlying assumptions may have significant impact on the underlying fair value of option and other equity awards, which could have a material impact on our consolidated financial statements.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009 and 2008, there was no accrued interest related to uncertain tax positions.

Our key accounting estimates and policies are reviewed with the Audit Committee of our Board of Directors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Results of Operations

Fiscal 2009 versus Fiscal 2008

(dollars in table are presented in thousands)

	Year Ended	% of Total	Year Ended	% of Total
	June 30, 2009	Revenue	June 30, 2008	Revenue	$ Change	% Change
Product revenues	$8,643	59%	$17,173	73%	$(8,530)	(50%)
Services revenues	5,884	41%	6,211	27%	(327)	(5%)
Total revenues	14,527	100%	23,384	100%	(8,857)	(38%)
Cost of product revenues	3,321	23%	5,835	25%	(2,514)	(43%)
Cost of services revenues	2,974	20%	3,718	16%	(744)	(20%)
Total cost of revenues	6,295	43%	9,553	41%	(3,258)	(34%)
Gross profit	8,232	57%	13,831	59%	(5,599)	(40%)

Research and development	3,686	25%	3,830	16%	(144)	(4%)
Sales and marketing	5,321	37%	6,019	26%	(698)	(12%)
General and administrative	4,020	28%	3,414	14%	606	18%
Total operating expenses	13,027	90%	13,263	56%	(236)	(2%)
Operating (loss) profit	(4,795)	(33%)	568	2%	(5,363)	N/M
Interest (expense) income, net	(28)	(0%)	24	0%	(52)	N/M
(Loss) profit before income taxes	(4,823)	(33%)	592	3%	(5,415)	N/M
Provision for income taxes	(3)	(0%)	(7)	(0%)	4	57%
Net (Loss) profit	$(4,826)	(33%)	$585	3%	$(5,411)	N/M

The components of gross profit for the years ended June 30, 2009 and 2008 are as follows:

	Year Ended
	June 30,
	2009	2008	$ change	% change
	(in thousands)		(in thousands)
Product revenues
Software licenses	$2,476	$6,474	$(3,998)	(62%)
Hardware units and accessories	4,922	9,086	(4,164)	(46%)
Extended hardware warranties	1,023	1,205	(182)	(15%)
Royalties	222	408	(186)	(46%)
	8,643	17,173	(8,530)	(50%)

Cost of product revenues
Software licenses	38	96	(58)	(60%)
Hardware units and accessories	3,004	5,531	(2,527)	(46%)
Extended hardware warranties	279	208	71	34%
	3,321	5,835	(2,514)	(43%)
Gross Profit from product revenues	5,322	11,338	(6,016)	(53%)

Services revenues
Professional services	1,654	2,502	(848)	(34%)
Software maintenance services	4,042	3,412	630	18%
Billable travel	188	297	(109)	(37%)
	5,884	6,211	(327)	(5%)

Cost of services revenues
Professional services	1,924	2,601	(677)	(26%)
Software maintenance services	857	833	24	3%
Billable travel	193	284	(91)	(32%)
	2,974	3,718	(744)	(20%)
Gross Profit from services revenues	2,910	2,493	417	17%
Gross Profit	$8,232	$13,831	$(5,599)	(40%)

Revenues

Total revenues were $14,527,000 for the year ended June 30, 2009 compared to total revenues of $23,384,000 for the year ended June 30, 2008. The $8,857,000 (38%) decrease in total revenues is primarily due to decreases of $3,998,000 (62%) in licensing of software, $4,164,000 (46%) in revenues generated from the sale of hardware units and related accessories, $182,000 (15%) in extended hardware warranties, $848,000 (34%) in professional services and $186,000 (46%) in royalties, offset by an increase of $630,000 (18%) in software maintenance services. Product revenues accounted for 59% of revenues during the year ended June 30, 2009 as compared to 73% during the year ended June 30, 2008. Services revenues accounted for 41% of revenue during the year ended June 30, 2009 as compared to 27% during the year ended June 30, 2008.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranties and royalties from our speech compression technology. Total product revenues decreased $8,530,000 (50%) to $8,643,000 during the year ended June 30, 2009 from $17,173,000 in the year ended June 30, 2008. The decrease in product revenues during the year ended June 30, 2009 was primarily due to decreases in the number of VoxBrowser software licenses and related hardware units and accessories sold compared to the year ended June 30, 2008. The decrease in the number of software licenses, hardware units and hardware accessories sold was primarily due to a decrease in the number of new customer sites purchasing our solutions during the year ended June 30, 2009 as compared to the year ended June 30, 2008, which we believe was primarily caused by customers and sales prospects delaying purchasing decisions in response to current global economic conditions and/or purchasing one site at a time as opposed to purchasing multiple sites at once. Software licenses contributed 29% of product revenues during the year ended June 30, 2009 as compared to 38% during the year ended June 30, 2008. Hardware units and accessories accounted for 57% of product revenues during the year ended June 30, 2009 as compared to 53% during the year ended June 30, 2008. Accessories generally provide higher gross margin percentages than hardware unit sales. Accessories accounted for 60% of hardware revenues during the year ended June 30, 2009 as compared to 48% of hardware revenues for the year ended June 30, 2008.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities and travel charges billed to customers for costs incurred while providing services. For the year ended June 30, 2009, services revenues totaled $5,884,000, a decrease of 5% from $6,211,000 for the year ended June 30, 2008. Professional services decreased $848,000 (34%) from $2,502,000 during the year ended June 30, 2008 to $1,654,000 during the year ended June 30, 2009. The decrease in professional services reflects the decrease in the number of new sites at which our solutions were implemented during the year ended June 30, 2009 as compared to during the year ended June 30, 2008. Voxware 3 provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, professional services revenues for new customers may decline in the future. Software maintenance support services increased $630,000 (18%) from $3,412,000 during the year ended June 30, 2008 to $4,042,000 during the year ended June 30, 2009. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold and remain in effect.

Cost of Revenues

Total cost of revenues decreased $3,258,000 (34%) from $9,553,000 for the year ended June 30, 2008 to $6,295,000 for the year ended June 30, 2009.

Cost of product revenues decreased $2,514,000 (43%) from $5,835,000 in the year ended June 30, 2008, to $3,321,000 in the year ended June 30, 2009. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is the cost associated with our team responsible for testing, shipping, supporting and managing third party hardware. This team was comprised of four individuals as of June 30, 2009 as compared to five individuals as of June 30, 2008. One position was eliminated during December 2008 in response to the decline in our revenues during the period. The decrease in cost of product revenues is primarily attributable to a decrease of $2,425,000 for direct material costs. These cost reductions were primarily due to a decrease in sales of computer hardware units and related accessories during the year ended June 30, 2009 as compared to the year ended June 30, 2008.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our customer support and professional services staff was comprised of 15 individuals as of June 30, 2009, as compared to 23 individuals as of June 30, 2008. Four positions were eliminated during December 2008 in response to the decline in our revenues during the period. Cost of services revenues decreased $744,000 (20%) from $3,718,000 in the year ended June 30, 2008 to $2,974,000 in the year ended June 30, 2009. Expenses related to professional services accounted for the majority of the decrease as it decreased $677,000 (26%) from $2,601,000 in the year ended June 30, 2008 to $1,924,000 in the year ended June 30, 2009.

Operating Expenses

Total operating expenses decreased by $236,000 (2%) to $13,027,000 in the year ended June 30, 2009 from $13,263,000 in the year ended June 30, 2008. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 45 individuals as of June 30, 2009 and 56 as of June 30, 2008.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our research and development team was comprised of 18 individuals as of June 30, 2009 and 23 individuals as of June 30, 2008. Four positions were eliminated during December 2008, net of new hires, in response to our decline in revenues during the period. Our research and development expenses decreased $144,000 (4%) to $3,686,000 in the year ended June 30, 2009, from $3,830,000 in the year ended June 30, 2008. This decrease was mainly comprised of a decrease of $275,000 in outside consulting costs. Offsetting this decrease, were labor costs, including an increase of $262,000 of costs allocated from professional services and customer support, which increased $114,000 during the year ended June 30, 2009 as compared to the year ended June 30, 2008.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show and other lead generation expenses. Our sales and marketing staff was comprised of 17 individuals as of June 30, 2009 compared to 22 individuals as of June 30, 2008. Three positions were eliminated during December 2008, in response to our decline in revenues during the period. Sales and marketing expenses decreased $698,000 (12%) to $5,321,000 in the year ended June 30, 2009, from $6,019,000 in the year ended June 30, 2008. The change in sales and marketing expenses is due primarily to decreases of $354,000 in commissions, $103,000 in labor costs due to the lower sales staff and allocations from other departments, $73,000 of training costs and $103,000 of recruitment costs during the year ended June 30, 2009 as compared to the year ended June 30, 2008. In light of reduced revenues caused by global economic conditions, we undertook steps to reduce sales and marketing expenses.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 10 full time employees as of June 30, 2009 and 11 at June 30, 2008. General and administrative expenses increased $606,000 (18%) to $4,020,000 in the year ended June 30, 2009 from $3,414,000 in the year ended June 30, 2008. Fluctuations in foreign currency exchange rates generated losses of $320,000 during the year ended June 30, 2009 compared to gains of $88,000 during the year ended June 30, 2008, a change of $408,000. Labor costs increased $437,000 during the year ended June 30, 2009 as compared to the year ended June 30, 2008 due primarily to an increase of $526,000 for non-cash share based compensation charges associated with stock options and restricted stock units granted in fiscal year 2008. These cost increases were offset by a decrease in outside professional services costs, which were $142,000 lower during the year ended June 30, 2009 than during the year ended June 30, 2008, lower travel expenses of $26,000 and lower bad debt expense of $73,000, due to the sufficiency of the accounts receivable reserve at June 30, 2009.

Interest Income and Expense

Interest income earned is reported net of interest expense. Net interest expense was $28,000 for the year ended June 30, 2009, compared to net interest income of $24,000 for the year ended June 30, 2008, a change of $52,000. Interest income decreased $101,000 from $144,000 during the year ended June 30, 2008 to $43,000 during the year ended June 30, 2009 due primarily to declining interest rates and lower balances of invested funds. Interest expense decreased $49,000 from $120,000 during the year ended June 30, 2008 to $71,000 during the year ended June 30, 2009 due primarily to declining debt levels.

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

The provision for income taxes was $3,000 for the year ended June 30, 2009 as compared to $7,000 for the year ended June 30, 2008. We had a loss before taxes of $4,823,000 for accounting purposes during the year ended June 30, 2009, compared to a profit before taxes of $592,000 during the year ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had $4,342,000 in cash and cash equivalents, compared to $3,503,000 in cash and cash equivalents as of June 30, 2008, an increase of $839,000. Our working capital as of June 30, 2009 was $3,195,000 compared to $3,799,000 as of June 30, 2008, a decrease of $604,000.

Net cash used in operating activities totaled $1,313,000 for the year ended June 30, 2009, primarily consisting of a net loss of $4,826,000 and decreases of $764,000 in accounts payable and accrued expenses and $698,000 in deferred revenues, offset by a decrease of $2,722,000 in accounts receivable and non-cash charges totaling $1,979,000, consisting of $1,617,000 of share-based compensation, $300,000 of depreciation and amortization and a $62,000 of bad debt expense. The reduction in accounts payable and accrued expenses is primarily a function of payments of commissions and bonuses accrued as of June 30, 2008. The decrease in deferred revenues is due primarily to the timing of maintenance billings throughout the year and the completion of customer implementation projects. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the year. There was a decrease in the accounts receivable during the year which was primarily due to the reduction in revenues. Share-based compensation charges relate to grants of restricted stock units and stock options. For the year ended June 30, 2008, net cash used in operating activities totaled $234,000, primarily consisting of decreases of $720,000 in accounts payable and accrued expenses and $579,000 in deferred revenues, and an increase of $1,032,000 in accounts receivable, $173,000 in prepaid expenses and other assets, and $263,000 in other assets, offset by a net profit of $585,000 and decreases of $513,000 in inventory. Cash used in operating activities was offset by non-cash charges totaling $1,330,000, consisting of $898,000 of share-based compensation, $279,000 of depreciation and amortization, recognition of foreign currency translation adjustment upon liquidation of Voxware, n.v. of $17,000, and $136,000 of bad debt expense. The reduction in accounts payable and accrued expenses is primarily a function of payments of inventory and bonuses accrued as of June 30, 2007. The decrease in deferred revenues is due primarily to the timing of maintenance billings throughout the year, and the completion of customer implementation projects. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the year. The decrease in inventory is primarily due to the delivery to our customer in July 2007 of a significant inventory order that we received in June 2007.

Net cash used in investing activities totaled $91,000 during the year ended June 30, 2009 and $583,000 during the year ended June 30, 2008 due primarily to purchases of property and equipment.

Net cash provided by financing activities totaled $2,243,000 during the year ended June 30, 2009, compared to net cash used in financing activities of $641,000 during the year ended June 30, 2008. During the year ended June 30, 2009, we had proceeds from equity financing of $2,500,000, we borrowed $451,000 to fund the purchase of fixed assets and repaid $704,000 against term loans with Silicon Valley Bank, “SVB”. We received net proceeds in the amount of $5,000 from the exercise of stock options during the year ended June 30, 2009. During the year ended June 30, 2008, we repaid $687,000 against term loans with SVB and received proceeds of $46,000 from the exercise of stock options.

We initially entered into a credit facility with SVB on December 30, 2003. The following facilities were outstanding during fiscal years 2008 and 2009:

A $1,000,000 equipment line of credit (“Equipment Line”) secured by all of the Company’s personal property was first drawn upon on December 16, 2005. The Company was required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $17,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding was $0 as of June 30, 2009 and $66,000 as of June 30, 2008.

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB (“2006 Facility”) providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit (“Revolver”) and a $1,500,000 Non-Formula Term Loan, (“2006 Term Loan”) to fund the Company's anticipated working capital needs. The Revolver created by the 2006 Facility was initially available until October 31, 2007. It was extended to February 11, 2009 by the SLMA. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management for foreign exchange requirements. As of June 30, 2009, amounts outstanding under the Revolver bear interest at the rate of 7% calculated as the greater of 7% or prime plus 3%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at June 30, 2009 or June 30, 2008. The 2006 Term Loan is to be repaid in 36 equal monthly payments of principle and interest, commencing on April 1, 2007, and had an outstanding balance of $375,000 at June 30, 2009 and $875,000 at June 30, 2008. Monthly principle payments total approximately $42,000. Amounts outstanding under the 2006 Term Loan bear interest at June 30, 2009 at a rate of 7%, calculated as the greater of 7% or prime plus 3%, as established by the Waiver and Third Loan Modification Agreement (“TLMA”) with SVB executed on November 17, 2008.

On February 13, 2008, with an effective date of December 27, 2007, the Company entered into a second loan modification agreement (“SLMA”) with SVB, providing for a new $600,000 revolving equipment line of credit (“Equipment Revolver”). The availability under the Equipment Revolver was limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA). The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. Originally, amounts advanced under the Equipment Revolver bore interest at a rate equal to the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%. This rate was revised to the greater of 7% or prime plus 3% by the TLMA. The repayment of the funds drawn against the Equipment Revolver will be made in 36 equal monthly payments of principal and interest beginning August 1, 2008. The outstanding balance on the Equipment Revolver was $313,000 at June 30, 2009 and $0 at June 30, 2008.

On February 17, 2009, the Company entered into a Waiver and Fourth Loan Modification Agreement that, among other things, waived a loan covenant violation that existed at December 31, 2008 and extended the maturity of the Revolver until March 31, 2009. In addition, the Waiver and Fourth Loan Modification Agreement revised certain outstanding financial covenants under the 2006 Facility, including minimum net loss thresholds. On May 12, 2009, with an effective date of March 31, 2009, the Company entered into a Fifth Loan Modification Agreement which extended the maturity of the Revolver until May 31, 2009, and set financial covenants for the period ending May 31, 2009. On June 26, 2009, with an effective date of June 1, 2009, the Company entered into a Sixth Loan Modification Agreement which extended the Revolver until July 31, 2009. On September 9, 2009 the Company entered in to a Seventh Loan Modification Agreement which extends the maturity, lowers the interest rate to prime plus 2.25% and provides covenants of the Revolver until July 30, 2010. (See Footnote 13 – Subsequent Events)

We continue to expand our partnership channel, with particular emphasis on the development of relationships with mobile computer equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. Using Voxware 3 and VoxBrowser, independent third-party partners are able to develop and deliver voice-enabled logistics solutions on other manufacturers’ hardware. As a result of the partner relationships and product offerings, a greater percentage of revenue may be derived in the future from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. For the year ended June 30, 2009, we earned gross margin from software licenses of 98%, as compared to 39% for sales of hardware units and related accessories. Partnership channel sales accounted for 9% of our revenues during the year ended June 30, 2009, as compared to 13% during the year ended June 30, 2008. Software licenses contributed 17% of revenues for the year ended June 30, 2009, compared to 28% of revenue for the year ended June 30, 2008. Decreases in the percentage of revenues generated through partnership channels and the percentage of revenues derived from software licenses during the year ended June 30, 2009 represent a departure from trends noted in recent periods. These decreases are primarily attributable to decisions by customers and prospective customers to delay major capital expenditures in light of tight credit markets associated with general worldwide economic conditions. We expect that recent coordinated efforts by federal authorities throughout the world will gradually lead to a general loosening of international credit markets, thus enabling customers and prospective customers to increase levels of capital expenditures. In addition, given the volume and quality of prospective transactions in our sales pipeline, we anticipate a resumption of the trend towards a more profitable mix of revenue prior to the end of fiscal year 2010. However, we can provide no assurance with respect to the timing of this expected long-term trend or whether the trend will be true in any specific period.

The continued deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, combined with the seasonal impact of the typically slower summer months, our revenue during the first quarter of fiscal 2010 is expected to be in line with the first quarter of fiscal 2009, which was lower than quarterly revenues reported for fiscal 2008. In response to the changing economic environment, we eliminated a net of 18 positions during the year ended June 30, 2009, after considering new hires, and scaled back certain planned costs, new hires and capital purchases. However, our customer base continues to expand, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings and new customers brought to us through direct sales efforts, VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2010, but that revenues from new customers, including those brought to us through VARs and other channel partners, will grow faster than revenues from existing customers. We can provide no assurances that revenues earned in any given fiscal quarter or year will exceed the preceding fiscal quarter or year. Furthermore, we anticipate that in some fiscal quarters and years, costs will exceed revenues.

On June 29, 2009, the Company received an equity infusion of $2.5 million from it’s two principal investors. On June 29, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Co-Investment Fund II, L.P. (a Cross Atlantic Technology Fund entity) and Edison Venture Fund V, L.P., pursuant to which the Company issued and sold an aggregate of 1,428,571 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a purchase price of $1.75 per share, and warrants to purchase up to 142,857 shares (the “Warrant Shares”) of Common Stock, which will not be exercisable until the six (6) months after the date of issuance and shall expire three (3) years from the date of issuance, at an exercise price of $2.50 per share (the “Warrant”).

Under the terms of the Securities Purchase Agreement, Edison Venture Fund V, L.P. purchased 285,714 shares of Common Stock and warrants to purchase 28,571 shares of Common stock and Co-Investment Fund II, L.P. purchased 1,142,857 shares of Common Stock and warrants to purchase 114,286 shares of Common Stock. The private placement closed on June 30, 2009. The Company received gross proceeds equal to $2,500,000. The securities sold in this private placement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

We may need to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. Due to the recent downturn in the economy, there can be no assurances that financing will be available on terms acceptable to us, if at all. However, due to a general trend providing greater emphasis on sales of higher margin product and given our efforts to reduce costs as well as having $4.3 million in cash, $1.5 million in debt availability, we believe that we have adequate capital resources available to fund our operations through June 30, 2010.

As of June 30, 2009, 12,000,000 shares of our Common Stock were authorized, of which 8,007,776 were issued and outstanding. The following table summarizes the dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike price exceeds the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of June 30, 2009

Common stock issued and outstanding as of June 30, 2009	8,007,766

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,298,331
Outstanding options to purchase common stock *	1,108,216
Unissued restricted stock units	150,714

Common stock plus dilutive instruments outstanding	10,565,027

Options to purchase common stock available to issue
pursuant to various stock option plans	31,982

Common stock outstanding if all dilutive instruments
are converted and exercised	10,597,009

*	Includes all "in-the-money" and "out-of-the-money" warrants and options.

Effect of Recent Accounting Pronouncements

In June 2008, the FASB ratified the consensus reached on EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We will adopt EITF 07-5 effective July 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”). SFAS No. 165 introduces the concept of financial statements being available to be issued. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this standard did not have a material impact on our financial statements.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, the FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). With the issuance of SFAS 168, the FASB Accounting Standards Codification (Codification) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission (SEC). The Codification does not change current U.S. GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and is effective for our first quarter of 2010. At that time, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings. However, as the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

In September 2009, the EITF reached a consensus on Issue 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1 replaces and significantly changes certain guidance in EITF 00-21. EITF 08-1 modifies the separation criteria of EITF 00-21, by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

  The delivered items have value to the customer on a standalone basis
  If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

The Issue eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price for each of the deliverables, as follows:

  Vendor-specific objective evidence (VSOE) of the selling price – verifiable specific objective evidence
  Third-party evidence (TPE) of the selling price – prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers
  Best estimate of the selling price.

We will adopt EITF 08-1 effective July 1, 2010. We are currently evaluating the impact to our consolidated financial statements.

In September 2009, the EITF reached a consensus on Issue 09-3, Certain Revenue Arrangements That Include Software Elements (“EITF 09-3”). Per EITF 09-3, all tangible products containing both software and non-software components, that function together to deliver the product’s essential functionality, will no longer be within the scope of SOP 97-2. In other words, entities that sell joint hardware and software products that meet the scope exception (i.e., essential functionality) will be required to follow the guidance in Issue 08-1. The Issue provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality.

We will adopt EITF 09-3 effective July 1, 2010. We are currently evaluating the impact to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decision regarding disclosures.

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

There were no changes during the quarter ended June 30, 2009 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009 utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by our management, we determined that the Company’s internal control over financial reporting was effective as of June 30, 2009. Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2009 has not been audited.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION.

The discussion under the headings “Executive Compensation” “Compensation Committee Report” and “Compensation Committee Interlooks and Insider Participation” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The discussion under the heading “Certain Relationships and Related Transactions” and “Board Independence” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The discussion under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

List of documents filed as part of this Annual Report on Form 10-K.

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

(a)	Exhibit No.	Description
2.1		Asset Purchase Agreement, dated as of February 4, 1999, by and between Ascend Communications, Inc. and Voxware, Inc.**(1)

3.1	(a)	Amended and Restated Certificate of Incorporation**(7)

3.1	(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 30, 2003.**(8)

3.1	(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 30, 2004.**(9)

3.1	(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 29, 2004.**(12)

3.1	(e)	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, as filed with the Secretary of State of the State of Delaware on November 28, 2005.**(11)

3.1	(f)	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 13, 2007.**(18)

3.2		Second Amended and Restated Bylaws.**(17)

4.1		Form of Common Stock Purchase Warrant.**(6)

4.2		Form of Common Stock Purchase Warrant issued to Ridgecrest Capital Partners.**(6)

4.3		Form of Series D Convertible Preferred Stock Purchase Warrant.**(6)

4.4		Form of Series D Convertible Preferred Stock Purchase Warrant to be issued to Edison Venture Fund V, L.P., dated December 30, 2003.**(8)

4.5		Form of Series D Convertible Preferred Stock Purchase Warrant to be issued to Cross Atlantic Technology Fund II, L.P., dated December 30, 2003.**(8)

4.6		Form of Common Stock Purchase Warrant issued to former holders of Series D Convertible Preferred Stock Purchase Warrants (see Exhibits 4.7, 4.8 and 4.9).**(12)

4.7		Form of Common Stock Purchase Warrant issued to Mufson Howe Hunter & Company LLC, dated August 11, 2005.**(12)

4.8		Form of Common Stock Purchase Warrant issued to Alan A. Nash, dated August 11, 2005.**(12)

4.9		Form of Common Stock Purchase Warrant issued to Duncan J. L. Fitzwilliams, dated August 11, 2005.**(12)

4.10	Form of Common Stock Purchase Warrant issued to Emma Smith, dated August 11, 2005.**(12)

10.1	Voxware, Inc. 1994 Stock Option Plan.**(2)

10.2	Form of Voxware, Inc. Stock Option Agreement.**(2)

10.3	Form of Indemnification Agreement.**(2)

10.4	Securities Purchase Agreement, dated as of August 10, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(3)

10.5	Registration Rights Agreement, dated as of August 15, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(3)

10.6	Securities Purchase Agreement, dated as of April 19, 2001, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, together with the form of Additional Share Warrant attached as an exhibit thereto.**(4)

10.7	Registration Rights Agreement, dated as of April 19, 2001, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, together with the form of Remedy Warrant attached as an exhibit thereto.**(4)

10.8	Voxware, Inc. 1998 Stock Option Plan for Outside Directors.**(5)

10.9	Voxware, Inc. Plan to Pay Non-Employee Directors an Annual Retainer.**(5)

10.10	Series D Convertible Preferred Stock Purchase Agreement, dated as of April 16, 2003, by and among Voxware, Inc. and the Purchasers thereto.**(6)

10.11	Exchange Agreement, dated as of April 16, 2003, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC**(6).

10.12	Exchange Agreement, dated as of April 16, 2003, by and among Voxware, Inc. and certain holders of its Series C Convertible Preferred Stock.**(6)

10.13	Exchange Agreement, dated as of April 16, 2003, by and among Voxware, Inc., Creafund n.v., Avvision BVBA, BVBA Com2Wizards, Eurl Val D Auso and Wim Deneweth.** (6)

10.14	Settlement Agreement, dated as of April 16, 2003, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(6)

10.15	Investor Rights Agreement, dated as of June 27, 2003, by and between Voxware, Inc. and the Investors thereto.**(7)

10.16	Stockholders Agreement, dated as of June 27, 2003, by and between Voxware, Inc. and the Holders and Investors listed on Schedule 1 thereto.**(7)

10.17	Voxware, Inc. 2003 Stock Option Plan.**(7)

10.18	Form of Voxware, Inc. Stock Option Agreement.**(7)

10.19	Loan and Security Agreement, dated as of December 29, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(8)

10.20	Intellectual Property Security Agreement, dated as of December 29, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(8)

10.21	Unconditional Guaranty of Edison Venture Fund V, L.P., as guarantor, dated as of December 29, 2003.**(8)

10.22	Unconditional Guaranty of Cross Atlantic Technology Fund II, L.P., as guarantor, dated as of December 29, 2003.**(8)

10.23#	Indemnification Agreement, dated June 21, 2004, by and between Voxware, Inc. and Paul Commons.**(12)

10.24	Form of Common Stock Purchase Agreement, dated as of August 11, 2005, by and between Voxware, Inc. and certain accredited investors.**(10)

10.25	Form of Amendment No. 2 to Stockholders Agreement, dated as of August 11, 2005, by and between Voxware, Inc. and certain accredited investors.**(10)

10.26	Form of Amended and Restated Investor Rights Agreement, dated as of August 11, 2005, by and between Voxware, Inc. and certain accredited investors.**(10)

10.27	License, Development and Reseller Agreement, dated as of September 26, 2005, by and between Voxware, Inc. and LXE, Inc.**†(15)

10.28	Amended and Restated Loan and Security Agreement dated as of January 3, 2007, and effective as of December 29, 2006 between Silicon Valley Bank and Voxware, Inc.**(13)

10.29	First Loan Modification Agreement dated as of February 1, 2007 between Silicon Valley Bank and Voxware, Inc.**(14)

10.30	Loan and Security Agreement dated as of January 3, 2007 and effective as of December 29, 2006 between Silicon Valley Bank and Voxware, Inc.** (13)

10.31	Amendment to Loan Arrangement with Voxware, Inc., dated as of January 3, 2007, from Verbex Acquisition Corporation.** (13)

10.32#	Executive Employment Agreement, dated as of September 14, 2007, between Voxware, Inc. and Scott J. Yetter.** (16)

10.33	Second Loan Modification Agreement, dated as of February 13, 2008, and effective as of December 27, 2007, between Silicon Valley Bank and Voxware, Inc.**(17)

10.34	Lease Agreement, dated as of December 3, 2007, by and between Voxware, Inc. and 240 Princeton TCI Associates, LLC.**(18)

10.35	2007 Amendment to 2003 Stock Incentive Plan.**(18)

10.36	Waiver and Third Loan Modification Agreement, dated November 17, 2008, by and between the Company and Silicon Valley Bank.**(19)

10.37	Waiver of Fourth Loan Modification Agreement, dated as of February 17, 2009, by and between the Company and Silicon Valley Bank.**(20)

10.38	Fifth Loan Modification Agreement, dated as of May 12, 2009, by and between the Company and Silicon Valley Bank.**(21)

10.39	Sixth Loan Modification Agreement, dated as of June 26, 2009, by and between the Company and Silicon Valley Bank. *

10.40	Securities Purchase Agreement, dated as of June 29, 2009, by and between the Company and The Co-Investment Fund II, L.P. and Edison Venture Fund V, L.P.**(22)

10.41	Seventh Loan Modification Agreement, dated as of September 9, 2009 by and between the Company and Silicon Valley Bank.**(23)

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO Seidman, LLP.*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________________

*	Filed herewith.

**	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Filed in connection with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.

(2)	Filed in connection with the Company’s Registration Statement on Form S-1 (File Number 33-08393).

(3)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on August 16, 2000.

(4)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on April 20, 2001.

(5)	Filed in connection with the Company’s Registration Statement on Form S-8 (File Number 33-33342).

(6)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on April 17, 2003.

(7)	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

(8)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on January 6, 2004.

(9)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on May 7, 2004.

(10)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on August 11, 2005.

(11)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on November 29, 2005.

(12)	Filed in connection with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

(13)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on January 8, 2007.

(14)	Filed in connection with the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2006.

(15)	Filed in connection with the Company's Quarterly Report on Form 10-QSB/A for the fiscal quarter ended September 30, 2005.

(16)	Filed in connection with the Company’s Current Report on Form 8-K filed on September 17, 2007.

(17)	Filed in connection with the Company’s Current Report on Form 8-K filed on October 17, 2007.

(18)	Filed in connection with the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2008.

(19)	Filed in connection with the Company’s Current Report on Form 8-K filed on November 21, 2008.

(20)	Filed in connection with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

(21)	Filed in connection with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

(22)	Filed in connection with the Company’s Current Report on Form 8-K filed on July 1, 2009.

(23)	Filed in connection with the Company’s Current Report on Form 8-K filed on September 14, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXWARE, INC.

By:	/s/ Scott J. Yetter
Scott J. Yetter, President and Chief Executive Officer

Date:      September 28, 2009

In accordance with the Exchange Act, this report has been signed below be the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. Allegra	Chairman and Director	September 28, 2009
Joseph A. Allegra

/s/ Scott J. Yetter	President and Chief Executive Officer	September 28, 2009
Scott J. Yetter	(principal executive officer)

/s/ William G. Levering, III	Chief Financial Officer	September 28, 2009
William G. Levering, III	(principal financial and principal accounting officer)

/s/ James L. Alexandre	Director	September 28, 2009
James L. Alexandre

/s/ Donald R. Caldwell	Director	September 28, 2009
Donald R. Caldwell

/s/ Don Cohen	Director	September 28, 2009
Don Cohen

/s/ Robert Olanoff	Director	September 28, 2009
Robert Olanoff

/s/ David J. Simbari	Director	September 28, 2009
David J. Simbari

VOXWARE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Voxware, Inc.
Hamilton, New Jersey

We have audited the accompanying consolidated balance sheets of Voxware, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voxware, Inc. and subsidiaries at June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Bethesda, Maryland
September 28, 2009

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2009	June 30, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,342	$3,503
Accounts receivable, net of allowance for doubtful accounts of $158 and
$201 at June 30, 2009 and June 30, 2008, respectively	3,350	6,134
Inventory, net	564	533
Deferred project costs	33	163
Prepaid expenses and other current assets	337	380
Total current assets	8,626	10,713

PROPERTY AND EQUIPMENT, NET	454	663
OTHER ASSETS	184	316
TOTAL ASSETS	$9,264	$11,692

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$525	$566
Accounts payable and accrued expenses	2,541	3,305
Current portion of deferred revenues	2,365	3,043
Total current liabilities	5,431	6,914
Long-term portion of deferred revenues	85	105
Long-term debt, net of current maturities	163	375
Total liabilities	5,679	7,394

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 12,000,000 shares authorized as of
June 30, 2009 and June 30, 2008; 8,007,766 and 6,488,529
shares issued and outstanding at June 30, 2009 and
June 30, 2008, respectively	8	6
Additional paid-in capital	83,143	79,032
Accumulated deficit	(79,566)	(74,740)
Total stockholders' equity	3,585	4,298
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,264	$11,692

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended June 30,
	2009	2008
REVENUES
Product revenues	$8,643	$17,173
Services revenues	5,884	6,211
Total revenues	14,527	23,384

COST OF REVENUES
Cost of product revenues	3,321	5,835
Cost of services revenues	2,974	3,718
Total cost of revenues	6,295	9,553

GROSS PROFIT	8,232	13,831

OPERATING EXPENSES
Research and development	3,686	3,830
Sales and marketing	5,321	6,019
General and administrative	4,020	3,414
Total operating expenses	13,027	13,263

OPERATING (LOSS) PROFIT	(4,795)	568

INTEREST (EXPENSE) INCOME, NET	(28)	24

(LOSS) PROFIT BEFORE INCOME TAXES	(4,823)	592

PROVISION FOR INCOME TAXES	(3)	(7)

NET (LOSS) PROFIT	$(4,826)	$585

NET (LOSS) PROFIT PER SHARE
Basic	$(0.74)	$0.09
Diluted	$(0.74)	$0.08

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
COMPUTING NET (LOSS) PROFIT PER SHARE
Basic	6,532	6,417
Diluted	6,532	7,139

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common	Par Value
	Stock Number	$.001	Additional	Accumulated	Accumulated Other
	of Shares	Amount	Paid-in Capital	Deficit	Comprehensive Loss	Total
Balance, June 30, 2007	6,368,963	$6	$78,088	$(75,325)	$(17)	$2,752
Share-based compensation	-	-	898	-	-	898
Exercise of stock options	58,774	-	46	-	-	46
Issuance of restricted stock units	60,792	-	-	-	-	-
Comprehensive income:
Net profit	-	-	-	585	-	585
Foreign currency translation
adjustment	-	-	-	-	17	17
Total comprehensive income						602
Balance, June 30, 2008	6,488,529	$6	$79,032	$(74,740)	$-	$4,298
Share-based compensation	-	-	1,617	-	-	1,617
Issuance of common stock for
cash	1,428,571	1	2,499	-	-	2,500
Exercise of stock options	2,500	1	4	-	-	5
Issuance of restricted stock units	94,080	-	-	-	-	-
Repurchase of restricted stock units	(5,914)	-	(9)	-	-	(9)
Comprehensive loss:
Net loss	-	-	-	(4,826)	-	(4,826)
Total comprehensive loss						(4,826)
Balance, June 30, 2009	8,007,766	$8	$83,143	$(79,566)	$-	$3,585

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) profit	$(4,826)	$585
Adjustments to reconcile net (loss) profit to net cash used in operating activities:
Depreciation and amortization	300	279
Bed debt expense	62	136
Share-based compensation	1,617	898
Recognition of foreign currency translation adjustment upon liquidation of Voxware, n.v.	-	17
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	2,722	(1,032)
Inventory	(31)	513
Deferred project costs	130	105
Prepaid expenses and other current assets	43	(173)
Other assets	132	(263)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(764)	(720)
Deferred revenues	(698)	(579)
Net cash used in operating activities	(1,313)	(234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(91)	(583)
Net cash used in investing activities	(91)	(583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	451	-
Repayment of long-term debt	(704)	(687)
Repurchase of restricted stock units	(9)	-
Proceeds from issuance of common stock	2,500	-
Proceeds from exercise of stock options	5	46
Net cash provided by (used in) financing activities	2,243	(641)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	839	(1,458)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,503	4,961
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,342	$3,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$71	$120

See accompanying summary of accounting policies and notes to consolidated financial statements.

SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business Operations

Voxware, Inc. and subsidiaries (“Voxware”, or the “Company”) is a leading provider of software for voice recognition solutions that direct the work of the warehouse workforce. Warehouse workers, wearing headsets with microphones, speak back and forth to the Company’s voice applications. Since these workers can now work “hands and eyes free” when performing a wide array of tasks such as picking, putaway, and receiving, worker productivity typically increases while errors can be reduced. Voxware 3 offers multiple languages so companies can leverage non-native speaking workers.

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

The European customers accounted for 28% and 35% of the Company’s total revenue for fiscal years 2009 and 2008, respectively.

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

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Voxware, Inc. and its wholly-owned subsidiaries, Verbex Acquisition Corporation, Voxware (UK) Limited and Voxware n.v. All significant inter-company balances and transactions have been eliminated in consolidation. Voxware (UK) Limited was established during fiscal year 2008 in conjunction with the Company’s decision to invest additional resources to sell to and service customers in Europe. Voxware N.V. was dissolved in fiscal year 2008.

Revenue Recognition

Revenues are generated from licensing application software, selling related computer hardware and accessories, providing extended hardware warranty and providing services, including professional deployment, configuration, customized application development, training services, software maintenance and technical support services.

Product revenues consist of software license fees, sales of related computer hardware and accessories and extended hardware warranties. Revenues from the licensing of software is recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Revenues from the sale of hardware and accessories are generally recognized upon shipment. Agreements with some direct customers do not include an acceptance period, so revenues from the sale of hardware and accessories and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenues are recognized ratably over the life of the contract, which is generally either one year or three years. Channel partner revenue is recognized when the above four criteria are met. For the collectibility criterion, revenue from each channel partner is deferred until cash is collected unless a pattern of collectibility is established through actual transactions with each specific channel partner.

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

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9. SOP 97-2, as amended, requires that revenue recognized from multiple element arrangements that include software licenses be allocated to the various elements of the arrangement based on the fair values of the elements, such as hardware, deployment services and maintenance and technical support services. The Company follows the residual method of accounting under SOP 97-2, as amended. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair values, with the residual arrangement fee allocated to the delivered elements. The fair value of the undelivered elements included in the Company’s multi-element sales arrangements is based on vendor specific objective evidence, or VSOE. The fair value of elements not essential to the functioning of the software, including hardware units and related accessories, are calculated in accordance with Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”.

Under EITF 00-21, the Company determines the VSOE of fair value of hardware elements based on the price when they are sold separately. The Company determines VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of June 30, 2009, the Company believes that it has realized VSOE of the fair values for hardware, maintenance and professional services.

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

Travel costs associated with professional services and billed to customers are recorded as services revenues at the time they are incurred by Voxware. Services revenues included billed travel costs totaling $189,000 and $297,000, respectively, during the years ended June 30, 2009 and 2008.

Research and Development

Research and development expenditures are charged to operations as incurred. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines technological feasibility as the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to SFAS 86, the working model is generally deemed to exist with commencement of beta testing. No costs associated with the development of software products were capitalized during the years ended June 30, 2009 and 2008 as technological feasibility is achieved substantially at the time the software is released for general sale to our customers.

Net (Loss) Profit Per Share

The Company computes net (loss) profit per share under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS 128”). Basic net (loss) profit per share is calculated by dividing net (loss) profit by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) profit per share is calculated by dividing net (loss) profit by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. As the Company had a net loss for the year ended June 30, 2009, the impact of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 398,000 shares at June 30, 2009 is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted net profit (loss) per share. The impact at June 30, 2008 of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 722,000 shares is included in the calculation of diluted net profit (loss) per share for the year ended June 30, 2008.

Cash and Cash Equivalents

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

Inventory

We value our inventory at the lower of average cost (which approximates first-in, first-out cost) or net realizable value. If we believe that demand no longer allows us to sell our inventory above cost or at all, we write down that inventory to net realizable value or write off excess inventory levels.

Property and Equipment

Property and equipment are stated at cost. Purchases of property and equipment valued at less than $1,000 are charged to expense. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, ranging from three to seven years. Maintenance, repairs and minor replacements are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over its fair value.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options and other equity awards, at fair value. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. Compensation expense associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of option awards and the market value on the date of the grant to determine the fair value of other equity awards. The measurement date for option and other equity awards is the date of grant.

Warranty

The Company warrants all manufacturer defects on its voice-based solutions, generally commencing upon shipment, and extending for twelve months. The Company accrues warranty costs based on historical experience and management’s estimates. Changes in accrued warranty costs were as follows:

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
	(In thousands)
Year ended June 30, 2008	$73	92	95	$70
Year ended June 30, 2009	70	45	65	50

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

One customer accounted for 16% and 18% of total revenue for the fiscal years ended June 30, 2009 and 2008, respectively. Two separate customers accounted for 15% and 11% of total receivables at June 30, 2009. No customer accounted for more then 10% of total receivables at June 30, 2008.

The Company uses a sole source vendor for its primary wearable computer hardware products that it sells. 55% of the Company’s inventory purchases were derived from this vendor during the year ended June 30, 2009, as compared to 61% during the year ended June 30, 2008. Any disruption in supply by this vendor would prohibit the Company from shipping products, and thus recognizing revenues on hardware.

Income Taxes

There are significant differences in calculating income or loss for accounting and tax purposes, primarily relating to charges that are recorded in the current period for accounting purposes, but are deferred for tax purposes. Furthermore, tax laws differ in each jurisdiction, yielding differing amounts of taxable income or loss in each jurisdiction. While Voxware has substantial net operating losses to offset taxable income in some taxing jurisdictions, certain restrictions may preclude it from fully utilizing the benefit of these net operating losses. In addition, the expansion of the Company’s business requires it to file taxes in jurisdictions where it did not previously operate, and thus does not have established net operating losses to offset the tax liability.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, there was no accrued interest related to uncertain tax positions.

Foreign Currency Translation

The Company’s wholly-owned subsidiary, Voxware n.v., which was dissolved during the year ended June 30, 2008, utilized its local currency (Euro) as its functional currency. Its assets and liabilities were translated into U.S. dollars monthly, at exchange rates as of the balance sheet date. Revenues, expenses, gains and losses were translated monthly, at average exchange rates during the period. Resulting foreign currency translation adjustments were included as a component of other comprehensive (loss) income.

The Company incorporated Voxware (UK) Limited (“Voxware UK”) as a wholly-owned subsidiary during the year ended June 30, 2008. Voxware UK’s functional currency is deemed to be the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars monthly, at exchange rates as of the balance sheet date, with any adjustment recorded as an increase or decrease to general and administrative expense.

Comprehensive (Loss) Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net (loss) profit. SFAS 130 requires that all items defined as comprehensive income (loss), including changes in the amounts of unrealized gains and losses on available-for-sale securities, be shown as a component of comprehensive (loss) income. The entire accumulated comprehensive loss of $17,000 recorded as of June 30, 2007 was recognized as general and administrative expenses upon the dissolution of Voxware, n.v. during the year ended June 30, 2008.

Fair Value of Financial Instruments

Fair value is defined under SFAS No. 157, “Fair Value Measurements”, as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third unobservable, that may be used to measure fair value which are the following:

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

At June 30, 2009, the Company held $1,423,000 in money market funds which are valued in accordance with Level 1 and are included in cash and cash equivalents. The Company has outstanding debt as at June 30, 2009 aggregating $688,000, which is at variable interest rates. The Company believes that the carrying value approximates fair value of the debt as at June 30, 2009.

Recently Issued Accounting Pronouncements

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. We will adopt EITF 07-5 effective July 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company has adopted the provisions of SFAS 165 and the adoption has not had a material impact on our consolidated financial statements. In accordance with SFAS 165, the Company has evaluated subsequent events through September 28, 2009, the date of issuance of the Consolidated Financial Statements. During the period from July 1, 2009 to September 28, 2009, the Company did not have any material recognizable subsequent events other than those disclosed in Note 13.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, the FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). With the issuance of SFAS 168, the FASB Accounting Standards Codification (Codification) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission (SEC). The Codification does not change current U.S. GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and is effective for the Company’s first quarter of 2010. At that time, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. The Company is currently evaluating the impact to the Company’s financial reporting process of providing Codification references in the Company’s public filings. However, as the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In September 2009, the EITF reached a consensus on Issue 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1 replaces and significantly changes certain guidance in EITF 00-21. EITF 08-1 modifies the separation criteria of EITF 00-21, by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

  The delivered items have value to the customer on a standalone basis
  If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

The Issue eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price for each of the deliverables, as follows:

  Vendor-specific objective evidence (VSOE) of the selling price – verifiable specific objective evidence
  Third-party evidence (TPE) of the selling price – prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers
  Best estimate of the selling price.

The Company will adopt EITF 08-1 effective July 1, 2010. The Company is currently evaluating the impact to the Company’s consolidated financial statements.

In September 2009, the EITF reached a consensus on Issue 09-3, Certain Revenue Arrangements That Include Software Elements (“EITF 09-3”). Per EITF 09-3, all tangible products containing both software and non-software components, that function together to deliver the product’s essential functionality, will no longer be within the scope of SOP 97-2. In other words, entities that sell joint hardware and software products that meet the scope exception (i.e., essential functionality) will be required to follow the guidance in Issue 08-1. The Issue provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality.

The Company will adopt EITF 09-3 effective July 1, 2010. The Company is currently evaluating the impact to the Company’s consolidated financial statements.

2. INVENTORY:

	June 30, 2009	June 30, 2008
	(in thousands)
Raw materials	$6	$16
Work in process	15	16
Finished goods	558	516
Less: inventory reserve	(15)	(15)
Inventory - net	$564	$533

3. PROPERTY AND EQUIPMENT:

	June 30,
	2009	2008
	(in thousands)
Equipment	$2,305	$2,216
Leasehold improvements	50	48
Furniture and fixtures	641	641
	2,996	2,905
Less: Accumulated depreciation	(2,542)	(2,242)
Property and equipment, net	$454	$663

Depreciation expense was approximately $300,000 and $279,000 for the fiscal years ended June 30, 2009 and 2008, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

	June 30,
	2009	2008
	(in thousands)
Accounts payable - trade	$596	$746
Accrued compensation and benefits	925	1,269
Accrued professional fees	307	312
Accrued taxes	132	269
Accrued inventory	67	151
Accrued royalties	79	102
Warranty reserves	50	70
Other accrued expenses	385	386
Accounts payable and accrued expenses	$2,541	$3,305

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
$349

5. DEBT:

The Company initially entered into a credit facility with Silicon Valley Bank (“SVB”) on December 30, 2003. The following facilities were outstanding during fiscal years 2008 and 2009:

A $1,000,000 equipment line of credit (“Equipment Line”) secured by all of the Company’s personal property was first drawn upon on December 16, 2005. The Company was required to make interest-only payments, at a rate of prime plus 1.75%, on the principal balance through May 9, 2006, at which point the Equipment Line was converted into a term loan with 30 fixed monthly payments of approximately $16,000. Effective May 9, 2006, the interest rate was fixed at 9.5%. The unpaid principal balance outstanding as of June 30, 2009 and 2008 was $0 and $66,000, respectively.

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB (“2006 Facility”), providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit ("Revolver") and a $1,500,000 Non-Formula Term Loan ("2006 Term Loan") to fund the Company's anticipated working capital needs. The Revolver created by the 2006 Facility was initially available until October 31, 2007. It was extended to February 11, 2009 by the SLMA. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of June 30, 2009, amounts outstanding under the Revolver bear interest at the rate of 7%, calculated as the greater of 7% or prime plus 3%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at June 30, 2009 or June 30, 2008. The Revolver was initially available until October 31, 2007. The 2006 Term Loan is to be repaid in 36 equal monthly payments of principle and interest, commencing on April 1, 2007, and had an outstanding balance of $375,000 at June 30, 2009 and $875,000 at June 30, 2008. Monthly principle payments total approximately $42,000. Amounts outstanding under the 2006 Term Loan bear interest at June 30, 2009 at a rate of 7%, calculated as the greater of 7% or prime plus 3%, as established by the waiver and Third Loan Modification Agreement (“TLMA”) with SVB executed on November 17, 2008.

On February 13, 2008, with an effective date of December 27, 2007, the Company entered into a second loan modification agreement (“SLMA”) with SVB, providing for a new $600,000 revolving equipment line of credit (“Equipment Revolver”). The availability under the Equipment Revolver was limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA). The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. Originally, amounts advanced under the Equipment Revolver bore interest at a rate equal to the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%. This rate was revised to the greater of 7% or prime plus 3% by the TLMA. The repayment of the funds drawn against the Equipment Revolver will be made in 36 equal monthly payments of principal and interest beginning August 1, 2008. The outstanding balance on the Equipment Revolver was $313,000 at June 30, 2009 and $0 at June 30, 2008.

On February 17, 2009, the Company entered into a Waiver and Fourth Loan Modification Agreement that, among other things, waived a loan covenant violation that existed at December 31, 2008, and extended the maturity of the Revolver until March 31, 2009. In addition, the Waiver and Fourth Loan Modification Agreement revised certain outstanding financial covenants under the 2006 Facility, including minimum net loss thresholds. On May 12, 2009, with an effective date of March 31, 2009, the Company entered into a Fifth Loan Modification Agreement which extended the maturity of the Revolver until May 31, 2009, and set financial covenants for the period ending May 31, 2009. On June 26, 2009, with an effective date of June 1, 2009, the Company entered into a Sixth Loan Modification Agreement which extended the Revolver until July 31, 2009. On September 9, 2009, the Company entered in to a Seventh Loan Modification Agreement which extends the maturity, lowers the interest rate to prime plus 2.25% and provides covenants of the Revolver until July 30, 2010. (See Footnote 13 – Subsequent Events).

Future minimum payments under the credit facility are as follows as of June 30, 2009 (in thousands):

	Silicon Valley Bank
	2006 Term	Equipment
	Loan	Revolver	Total
Short Term	$375	$150	$525
Long Term	-	163	163
Total Debt	$375	$313	$688

6. COMMON STOCK AND COMMON STOCK WARRANTS:

The Company had 12,000,000 authorized shares of Common Stock as of June 30, 2008 and 2009.

On June 29, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Co-Investment Fund II, L.P. (a Cross Atlantic Technology Fund entity) and Edison Venture Fund V, L.P., pursuant to which the Company issued and sold an aggregate of 1,428,571 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a purchase price of $1.75 per share, and warrants to purchase up to 142,857 shares (the “Warrant Shares”) of Common Stock, which will not be exercisable until six (6) months after the date of issuance and shall expire three (3) years from the date of issuance, at an exercise price of $2.50 per share (the “Warrant”).

Under the terms of the Securities Purchase Agreement, Edison Venture Fund V, L.P. purchased 285,714 shares of Common Stock and warrants to purchase 28,571 shares of Common stock and Co-Investment Fund II, L.P. purchased 1,142,857 shares of Common Stock and warrants to purchase 114,286 shares of Common Stock. The private placement closed on June 30, 2009. The Company received gross proceeds equal to $2,500,000. The securities sold in this private placement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. The Company evaluated the transaction under the relevant accounting literature and determined that the Warrant Shares should be classified as permanent equity.

As of June 30, 2009, the Company had warrants outstanding to purchase 1,298,331 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $5.76 per share. All of the warrants outstanding as of June 30, 2009 were granted in conjunction with private equity transactions occurring between 2003 and 2009. A summary of the Company’s outstanding warrants as of June 30, 2009 is presented below:

		Weighted
		Average
	Number of	Exercise Price
Expiration Date	Shares	Per Share
August 2010	43,527	$5.432
June 2012	142,857	2.500
June 2013	67,223	2.250
December 2013	888,890	2.250
April 2014	155,834	0.150
Total Warrants Outstanding	1,298,331	$2.132

Annual Stock Grant Retainer to Directors

In January 1998, the Company’s Board of Directors and stockholders approved a plan which provides for the granting to non-employee directors options to purchase shares of Common Stock. Each calendar year in which the Company holds an Annual Meeting of Stockholders, each non-employee director can receive options valued at $10,000 based on the market price of the Company’s Common Stock, as defined in the plan. For the fiscal years ended June 30, 2009, and 2008, there were no shares of Common Stock granted pursuant to this plan. However, non-employee directors received options to purchase an aggregate of 5,000 and 17,334 shares of Common Stock pursuant to a 2003 Option Plan approved by the Company’s stockholders, respectively, during the years ended June 30, 2009 and 2008. (See Note 7 below.)

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

7. STOCK OPTIONS AND SHARE-BASED COMPENSATION:

Stock Option Plans

As of June 30, 2009, options to purchase 1,108,216 shares of Common Stock were outstanding under plans approved by the Company’s stockholders in 1994 and 2003 and amended by the Company’s stockholders in December 2007 (the “Option Plans”). In addition, 31,982 options are available for grant under the Option Plans.

Information regarding option activity for the years ended June 30, 2009 and 2008 under the Option Plans is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Instrinsic
	Outstanding	Per Share	Term in Years	Value
Options outstanding as of June 30, 2007	596,440	$5.421
Granted	504,603	5.825
Exercised	(100,249)	2.940
Forfeited	(73,431)	4.263
Expired	(13)	665.625
Options outstanding as of June 30, 2008	927,350	6.057
Granted	254,750	1.279
Exercised	(2,500)	1.710
Forfeited	(70,214)	5.241
Expired	(1,170)	178.200
Options outstanding as of June 30, 2009	1,108,216	$4.839	7.80	$-

Options exercisable as of June 30, 2009	629,103	$5.912	7.03	$-

Options exercisable as of June 30, 2009 and
options expected to become exercisable	1,044,950	$4.969	7.73	$-

Aggregate intrinsic value of $0 was calculated based on the Company’s closing Common Stock price as of June 30, 2009 of $1.94 per share. Options exercisable as of June 30, 2009 and options expected to become exercisable includes vested options and nonvested options less expected forfeitures.

A summary of the status of the Company’s nonvested options and restricted stock units as of June 30, 2009 and June 30, 2008 and changes during the years then ended is presented below:

		Weighted		Weighted
		Average	Restricted	Average
	Options	Grant-Date	Stock Units	Grant-Date
	Outstanding	Fair Value	Outstanding	Fair Value
Outstanding as of June 30, 2007	101,083	$392,176	-	$-
Granted	436,934	2,373,393	305,586	1,888,623
Vested	(114,344)	(594,316)	(60,792)	(435,104)
Forfeited	(1,666)	(10,190)	-	-
Outstanding as of June 30, 2008	422,007	2,161,063	244,794	1,453,519
Granted	254,750	340,561	-	-
Vested	(170,644)	(844,475)	(88,166)	(552,751)
Forfeited	(27,000)	(109,337)	(5,914)	(38,777)
Outstanding as of June 30, 2009	479,113	$1,547,812	150,714	$861,990

Share-Based Compensation

The Company awarded a total of 0 and 305,586 restricted stock units (“RSUs”) to certain officers during the years ended June 30, 2009 and 2008, respectively. The RSUs were granted pursuant to the 2003 Plan and vest on a monthly basis. The vesting periods on the RSU grants range from three to four years. The fair value of the RSUs range from $4.39 to $6.95 per share, for a total fair value of $1,889,000. Share-based compensation charges associated with the RSUs were recorded in the amount of $592,000 and $435,000 for the years ended June 30, 2009 and 2008, respectively. No RSUs were granted prior to the year ended June 30, 2008.

The Company records the issuance of shares of Common Stock as RSUs vest. During the years ended June 30, 2009 and 2008, 94,080 shares and 60,792 shares, respectively, of Common Stock were issued as a result of the vesting of RSUs.

The statement of operations includes total share-based employee compensation charges resulting from stock option and RSU awards in the amount of $1,617,000 for the year ended June 30, 2009 and $898,000 for the year ended June 30, 2008. At June 30, 2009, the Company’s actual forfeiture rate was lower than originally estimated. Also, the Company was not recording the compensation cost to equal the portion of the grant-date value of the award that was vested during the year. As such the Company corrected the error and recorded a cumulative adjustment during the fourth quarter of fiscal 2009 to increase the share-based compensation change by an additional $344,000. Of this amount, $205,000 pertained to years prior to 2009 and $139,000 pertained to the earlier quarters in 2009. The Company determined that the effect on prior periods was not material. Amounts charged to operations are as follows:

	Year Ended
	June 30,
	2009	2008
	(in thousands)
Research and development	$144	$86
Sales and marketing	316	181
General and administrative	1,157	631
	$1,617	$898

As of June 30, 2009 and 2008, the Company had $1,893,000 and $2,893,000, respectively of unrecognized compensation expense that will be recognized as share-based compensation over a weighted average period of 1 year. The weighted average per share fair value of stock options granted was $1.34 and $5.43, respectively, during the years ended June 30, 2009 and 2008.

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

The fair value of each option granted during the years ended June 30, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended June 30,
	2009	2008
Dividend yield	-	-
Expected volatility	134 - 235%	134 - 145%
Risk-free interest rate	1.79% - 3.49%	2.85% - 4.33%
Expected life	6.1 years	6.1 years

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

Expected life –The expected life of stock options granted is based on the simplified method prescribed under Staff Accounting Bulletin (“SAB”) 107. Accordingly, the expected term is presumed to be the midpoint between the vesting term and the original contract term.

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the nonvested portion of a surrendered option. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. However the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. For the year ended June 30, 2009, the Company estimates annual forfeiture rates of 5.24% for stock options and 0% for restricted stock units. As of June 30, 2009, there are nonvested options for approximately 478,000 shares and management estimates approximately 75,000 will ultimately be forfeited.

8. 401(k) SAVINGS PLAN:

Effective January 1997, the Company adopted a 401(k) Savings Plan ("401(k) Plan") that is available to all employees. The 401(k) Plan permits participants to contribute up to 85% of their base salary, pre-tax, not to exceed the limits established by the Internal Revenue Code. Beginning January 1, 2009, the Company matches 25% of employee contributions on the initial 6% contributed by employees.

All employee contributions and Company match contributions vest immediately. The Company recorded $30,000 and $0 of compensation expense in connection with the 401(k) Plan for the fiscal years ended June 30, 2009 and 2008, respectively.

9. COMMITMENTS AND CONTINGENCIES:

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $535,000 and $497,000 for the fiscal years ended June 30, 2009 and 2008, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of June 30, 2009 are as follows:

Year ending June 30,	(in thousands)
2010	$431
2011	442
2012	423
2013	256
2014	3
$1,555

In May, 2008, the Company moved its corporate headquarters into office facilities located in Hamilton, New Jersey in accordance with a five-year Lease Agreement. The Lease Agreement provides for total base rental payments of $1,160,442 ($222,616 in the first year of the lease, $227,352 in the second year of the lease, $232,088 in the third year of the lease, $236,825 in the fourth year of the lease, and $241,561 in the last year of the lease). The Lease Agreement provides that the above annual amounts be paid in equal monthly installments.

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

10. INCOME TAXES:

The provision for income taxes was $3,000 and $7,000 for the years ended June 30, 2009 and 2008, respectively. The provision for income taxes is primarily the result of federal and state alternative minimum tax regulations, which prevent the Company from fully utilizing its net operating losses.

The Company and its wholly-owned domestic subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s subsidiary based in the United Kingdom is subject to income taxes imposed by the United Kingdom. The Company had no accumulated earnings in the United Kingdom.

The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, due to net operating loss (“NOL”) carryforwards, the Internal Revenue Service (“IRS”) is permitted to recompute income from a closed year in order to determine the NOL carryforward allowable in an open year. The Company has operated at a loss since inception; therefore, NOL carryforwards are available from 1995 through 2008, and these NOL carryforwards expire in the years 2011 through 2028. The cumulative unused NOL carryforward at June 30, 2009 was approximately $16,000,000. Additionally, there are research credit carryforwards from 1996 through 2002 that total approximately $866,000. As with the NOLs, the IRS is permitted to recompute the research credit from a closed year in order to determine the tax due in an open year.

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

Deferred tax assets reflect the impact of temporary differences as follows:

	June 30,
(in thousands)	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$7,376	$5,725
Depreciation and amortization	3,169	3,661
Allowances and reserve accounts	335	353
Accrued expenses	604	593
Deferred balances	1,342	1,385
Research and development credit	866	866
Total deferred tax assets	13,692	12,583
Valuation Allowance	(13,673)	(12,564)

Deferred tax liabilities:
Capitalized software	(19)	(19)
Net deferred tax assets	$-	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate for the years ended June 30, 2009 and 2008 is as follows:

	Year Ended June 30,
	2009	2008
Federal statutory rate	35.0%	35.0%
State taxes, net of federal	0.0	20.4
Foreign taxes	-2.4	8.3
Other	-0.8	4.6
Reduction to deferred tax asset	0.0	-25.6
Valuation allowance	-31.8	-41.5
	0.0%	1.2%

11. SEGMENT INFORMATION:

Voxware’s international operations team headquartered in the United Kingdom serves all customers outside of North America. International operations, which historically focus primarily on the United Kingdom, contributed 28% of the Company’s revenues during the year ended June 30, 2009, as compared to 35% during the year ended June 30, 2009. As of June 30, 2009, Voxware’s international operations team consisted of 10 employees located in the United Kingdom and France. Long-lived assets supporting the international operations, consisting of computer hardware and furniture and fixtures, were not a material component of total long-lived assets as of June 30, 2009 and 2008.

12. COST RESTRUCTURING

In December 2008, the Company reduced its staff to bring costs more in line with anticipated revenues. In conjunction with the staff reduction, 13 positions were eliminated in December (including one part-time position) and one position was eliminated in February 2009. Employment termination charges totaling $92,000 were expensed during the year ended June 30, 2009, all of which was paid during the period. Of the termination charges, $82,000 was related to North American operations and $10,000 was related to international operations.

The following charges associated with the staff reductions are included in the consolidated statement of operations:

Year Ended
June 30,
2009
(in thousands)
Cost of product revenues	$-
Cost of service revenues	35
Research and development	27
Sales and marketing	18
General and administrative	12
$92

13. SUBSEQUENT EVENTS:

In accordance with the Company’s adoption of SFAS No. 165, the Company evaluated all events or transactions that occurred after June 30, 2009 up through September 28, 2009, the date the Company issued these consolidated financial statements. Based on that evaluation, we have determined no material events or transactions occurred after June 30, 2009 up through September 28, 2009 that would affect the June 30, 2009 consolidated financial statements.

On September 9, 2009, the Company entered into a Seventh Loan Modification Agreement that, among other things, extended the maturity of the Revolver until July 30, 2010 and lowered the interest rate to prime plus 2.25%. In addition, this modification revised certain financial covenants under the Loan Agreement.