Form 10-Q
period 2009-09-30
VOXWARE INC
filed 2009-11-13
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-------------

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2009.

Class	Number of Shares
Common Stock, $0.001 par value	8,029,367

VOXWARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management, as well as assumptions made by, and the information currently available to, our management. When used in this Quarterly Report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this Quarterly Report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent circumstances, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events. You should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 1. Financial Statements

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2009	June 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,783	$4,342
Accounts receivable, net of allowance for doubtful accounts of $160 and
$158 at September 30, 2009 and June 30, 2009, respectively	1,814	3,350
Inventory, net	795	564
Deferred project costs	38	33
Prepaid expenses and other current assets	360	337
Total current assets	6,790	8,626

PROPERTY AND EQUIPMENT, NET	427	454
OTHER ASSETS	144	184
TOTAL ASSETS	$7,361	$9,264

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$400	$525
Accounts payable and accrued expenses	2,044	2,541
Current portion of deferred revenues	2,000	2,365
Total current liabilities	4,444	5,431
Long-term portion of deferred revenues	89	85
Long-term debt, net of current maturities	125	163
Total liabilities	4,658	5,679

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 12,000,000 shares authorized as of
September 30, 2009 and June 30, 2009; 8,026,867 and 8,007,766
shares issued and outstanding at September 30, 2009 and
June 30, 2009, respectively	8	8
Additional paid-in capital	83,476	83,143
Accumulated deficit	(80,781)	(79,566)
Total stockholders' equity	2,703	3,585
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,361	$9,264

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
REVENUES
Product revenues	$1,352	$1,820
Services revenues	1,395	1,434
Total revenues	2,747	3,254

COST OF REVENUES
Cost of product revenues	480	850
Cost of services revenues	585	825
Total cost of revenues	1,065	1,675

GROSS PROFIT	1,682	1,579

OPERATING EXPENSES
Research and development	756	1,012
Sales and marketing	1,250	1,480
General and administrative	881	1,054
Total operating expenses	2,887	3,546

OPERATING LOSS	(1,205)	(1,967)

INTEREST EXPENSE, NET	(10)	(3)

LOSS BEFORE INCOME TAXES	(1,215)	(1,970)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,215)	$(1,970)

NET LOSS PER SHARE
Basic	$(0.15)	$(0.30)
Diluted	$(0.15)	$(0.30)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
COMPUTING NET LOSS PER SHARE
Basic	8,012	6,493
Diluted	8,012	6,493

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,215)	$(1,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68	85
Provision for doubtful accounts	5	23
Share-based compensation charges	347	309
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	1,531	2,710
Inventory	(231)	31
Deferred project costs	(5)	(37)
Prepaid expenses and other current assets	(23)	(59)
Other assets	40	51
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(497)	(1,134)
Deferred revenues	(361)	(414)
Net cash used in operating activities	(341)	(405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(41)	(46)
Net cash used in investing activities	(41)	(46)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	451
Repayment of long-term debt	(163)	(200)
Repurchase of restricted stock for income tax withholdings	(18)	-
Proceeds from exercise of stock options and warrants	4	2
Net cash (used in) provided by financing activities	(177)	253

NET DECREASE IN CASH AND CASH EQUIVALENTS	(559)	(198)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,342	3,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,783	$3,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11	$21

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements of Voxware, Inc. and Subsidiaries (“Voxware” or the “Company”) for the three months ended September 30, 2009 and 2008 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8-03 of Regulation S-X under the Securities Act of 1933, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) has become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”). The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP. In preparing the financial statements, we have evaluated subsequent events, as defined by ASC 855 for subsequent event accounting through November 13, 2009, which is the date that the financial statements were issued.

The consolidated balance sheet at June 30, 2009 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

The consolidated statement of operations for the three months ended September 30, 2009 is not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2010, or any other future period.

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

Principles of Consolidation
The accompanying consolidated financial statements include the financial statements of Voxware, Inc. and its wholly-owned subsidiaries, Verbex Acquisition Corporation and Voxware (UK) Limited. All significant inter-company balances and transactions have been eliminated in consolidation. Voxware (UK) Limited was established during fiscal year 2008 in conjunction with the Company’s decision to invest additional resources to sell to and service customers in Europe.

Revenue Recognition
Revenues are generated from licensing application software, selling related computer hardware and accessories and providing services, including professional deployment, configuration, customized application development, training services, software maintenance, extended hardware warranty and technical support services.

Product revenues consist of software license fees, sales of related computer hardware and accessories and extended hardware warranties. Revenues from the licensing of software are recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Revenues from the sale of hardware and accessories are generally recognized upon shipment, with no revenue being recognized until shipment of software. Agreements with most direct customers do not include an acceptance period, so revenues from the sale of hardware and accessories and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenues are recognized ratably over the life of the contract, which is generally either one year or three years. Channel partner revenue is recognized when the four criteria set forth above are met. For the collectibility criteria, revenue from each channel partner is deferred until cash is collected unless a pattern of collectibility is established through actual transactions with each specific channel partner.

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

The Company recognizes revenue in accordance with the Software Revenue Recognition guidance of ASC 985, which requires that revenue recognized from multiple element arrangements that include software licenses be allocated to the various elements of the arrangement based on the fair values of the elements, such as hardware, deployment services and maintenance and technical support services. The Company follows the residual method of accounting as provided in ASC 985. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair values, with the residual arrangement fee allocated to the delivered elements. The fair value of the undelivered elements included in the Company’s multi-element sales arrangements is based on vendor specific objective evidence (“VSOE”).

The fair value of elements not essential to the functioning of the software, including hardware units and related accessories, are calculated in accordance with the Multiple Element Arrangements guidance of ASC 605. Under the ASC 605 guidance, the fair value of a hardware element is determined based on the price when it is sold separately by either the Company or a competitor.

The Company determines VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of September 30, 2009, the Company believes that it has realized VSOE of the fair values for maintenance and professional services.

Deferred revenues consist of unearned customer deposits, extended hardware warranties and post contract support (“PCS”) arrangements. Customer deposits are recognized as revenue upon customer acceptance of the underlying product and services in conjunction with the recognition of deferred project costs. PCS arrangements include software maintenance revenues. These arrangements, which sometimes include amounts bundled with initial revenues, are deferred upon invoicing and recognized as revenues over the term of the service period, which is typically one year. Revenues from extended hardware warranties are recognized over the term of the warranty, which is typically one year. Certain extended hardware warranty arrangements have a three year term.

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

Accounts Receivable
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

Research and Development
Research and development expenditures are charged to operations as incurred. In accordance with ASC 985, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines technological feasibility as the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to ASC 985, the working model is generally deemed to exist with commencement of beta testing. No costs associated with the development of software products were capitalized during the three months ended September 30, 2009 and 2008.

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

One customer accounted for 16% and 20% of total revenues for the three months ended September 30, 2009 and 2008, respectively. Two separate customers accounted for 16% and 12% of accounts receivable as of September 30, 2009. As of June 30, 2009, two separate customers accounted for 15% and 11% of accounts receivable.

Inventory
Inventory purchases and purchase commitments are based upon forecasts of future demand. Voxware values its inventory at the lower of average cost or net realizable value. If the Company believes that demand no longer allows it to sell inventory above cost, or at all, then the Company values its inventory at its net realizable value or writes-off excess inventory levels. If customer demand subsequently differs from the Company’s forecasts, requirements for inventory write-offs could differ from its estimates.

Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC 718, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. Compensation expense associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of option awards and the market value on the date of the grant to determine the fair value of other equity awards. The measurement date for option and other equity awards is the date of grant.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009 and 2008, there was no accrued interest related to uncertain tax positions.

Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260. Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. As the Company had a net loss during the three months ended September 30, 2009 and 2008, the impact of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 400,000 and 1,161,000 shares at September 30, 2009 and 2008, respectively, is anti-dilutive and as such, have been excluded from the calculation of diluted net loss per share.

Fair Value of Financial Instruments
Fair value is defined under ASC 820, as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third unobservable, that may be used to measure fair value which are the following:

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

At September 30, 2009, the Company held $1,424,000 in money market funds which are valued in accordance with Level 1 and are included in cash and cash equivalents. The Company has outstanding debt as of September 30, 2009 aggregating $525,000, which are at variable interest rates. The Company believes that the carrying value approximates fair value of the debt as of September 30, 2009.

Recently Issued Accounting Pronouncements
In June 2008, the FASB issued guidance now codified in ASC 815 which clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC 815. We adopted the guidance effective July 1, 2009, and it did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance now codified as ASC 855 related to subsequent events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855 is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company has adopted ASC 855 and the adoption has not had a material impact on our consolidated financial statements. In accordance with ASC 855, the Company has evaluated subsequent events through November 13, 2009, which is the date these consolidated financial statements were issued.

In July 2009, the FASB issued guidance now codified as ASC 105 with regard to Generally Accepted Accounting Principles.. With the issuance of ASC 105, the ASC becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC. The ASC does not change current U.S. GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The ASC is effective for interim and annual periods ending after September 15, 2009, and is effective for the Company’s first quarter of fiscal year 2010.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issue Task Force (“ASU No. 2009-13”). ASU No. 2009-13 replaces and significantly changes certain guidance in ASC 605. ASU No. 2009-13 modifies the separation criteria of ASC 605, by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

  The delivered items have value to the customer on a standalone basis
  If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

ASU No. 2009-13 eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price for each of the deliverables, as follows:

  Vendor-specific objective evidence (VSOE) of the selling price – verifiable specific objective evidence
  Third-party evidence (TPE) of the selling price – prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers
  Best estimate of the selling price.

The Company will adopt ASU No. 2009-13 effective July 1, 2010. The Company is currently evaluating the impact to the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements - a consensus of the FASB Emerging Issue Task Force (“ASU No. 2009-14”). Per ASU No. 2009-14, all tangible products containing both software and non-software components, that function together to deliver the product’s essential functionality, will no longer be within the scope of ASC 985. In other words, entities that sell joint hardware and software products that meet the scope exception (i.e., essential functionality) will be required to follow the guidance in ASU No. 2009-14. ASU No. 2009-14 provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality.

The Company will adopt ASU No. 2009-14 effective July 1, 2010. The Company is currently evaluating the impact to the Company’s consolidated financial statements.

3. Gross Profit

The components of gross profit for the three months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended
	September 30,
	2009	2008
	(in thousands)
Product revenues
Software licenses	$446	$238
Hardware units and accessories	633	1,261
Extended hardware warranties	258	254
Royalties	15	67
	1,352	1,820

Cost of product revenues
Software licenses	4	2
Hardware units and accessories	408	789
Extended hardware warranties	68	59
	480	850

Gross Profit from product revenues	872	970

Services revenues
Professional services	329	397
Software maintenance services	1,035	980
Billable travel	31	57
	1,395	1,434

Cost of services revenues
Professional services	330	566
Software maintenance services	224	207
Billable travel	31	52
	585	825

Gross Profit from services revenues	810	609

Gross Profit	$1,682	$1,579

4. Inventory

	September 30, 2009	June 30, 2009
	(in thousands)
Raw materials	$8	$6
Work in process	15	15
Finished goods	790	558
Less: inventory reserve	(18)	(15)
Inventory - net	$795	$564

5. Debt

The Company initially entered into a credit facility with Silicon Valley Bank (“SVB”) on December 30, 2003. The following facilities were outstanding during fiscal years 2008 and 2009:

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB (“2006 Facility”), providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit ("Revolver") and a $1,500,000 Non-Formula Term Loan ("2006 Term Loan") to fund the Company's anticipated working capital needs. The Revolver created by the 2006 Facility was initially available until October 31, 2007. It was extended to February 11, 2009 by the Second Loan Modification Agreement (“SLMA”). The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of September 30, 2009, amounts outstanding under the Revolver bear interest at prime plus 2.25%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at September 30, 2009 or June 30, 2009. The 2006 Term Loan is to be repaid in 36 equal monthly payments of principle and interest, commencing on April 1, 2007, and had an outstanding balance of $250,000 at September 30, 2009 and $375,000 at June 30, 2009. Monthly principle payments total approximately $42,000. Amounts outstanding under the 2006 Term Loan bear interest at September 30, 2009 at a rate of 7%, calculated as the greater of 7% or prime plus 3%, as established by the Waiver and Third Loan Modification Agreement (“TLMA”) with SVB executed on November 17, 2008.

On February 13, 2008, with an effective date of December 27, 2007, the Company entered into the SLMA with SVB, providing for a new $600,000 revolving equipment line of credit (“Equipment Revolver”). The availability under the Equipment Revolver was limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA). The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. Originally, amounts advanced under the Equipment Revolver bore interest at a rate equal to the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%. This rate was revised to the greater of 7% or prime plus 3% by the TLMA. The repayment of the funds drawn against the Equipment Revolver are to be made in 36 equal monthly payments of principal and interest beginning August 1, 2008. Amounts outstanding under the Equipment Revolver bear interest at September 30, 2009 at a rate of 7%. The outstanding balance on the Equipment Revolver was $275,000 at September 30, 2009 and $313,000 at June 30, 2009.

On February 17, 2009, the Company entered into a Waiver and Fourth Loan Modification Agreement that, among other things, waived a loan covenant violation that existed at December 31, 2008, and extended the maturity of the Revolver until March 31, 2009. In addition, the Waiver and Fourth Loan Modification Agreement revised certain outstanding financial covenants under the Revolver, including minimum net loss thresholds. On May 12, 2009, with an effective date of March 31, 2009, the Company entered into a Fifth Loan Modification Agreement which extended the maturity of the Revolver until May 31, 2009, and set financial covenants for the period ended May 31, 2009.

On June 26, 2009, with an effective date of June 1, 2009, the Company entered into a Sixth Loan Modification Agreement which extended the Revolver until July 31, 2009. On September 9, 2009, the Company entered into a Seventh Loan Modification Agreement which extends the maturity, lowers the interest rate to prime plus 2.25% and provides covenants of the Revolver until July 30, 2010. The financial covenant is a minimum cash balance, as defined in the Revolver. The Company is in compliance with the covenant as of September 30, 2009.

Future minimum payments under the credit facility are as follows as of September 30, 2009 (in thousands):

	Silicon Valley Bank
	2006 Term	Equipment
	Loan	Revolver	Total
Short Term	$250	$150	$400
Long Term	-	125	125
Total Debt	$250	$275	$525

6. Common Stock and Common Stock Warrants

The Company has 12,000,000 authorized shares of Common Stock, of which 8,026,867 and 8,007,766 were outstanding as of September 30, 2009 and June 30, 2009, respectively.

As of September 30, 2009, the Company had warrants outstanding to purchase 1,298,331 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $5.76 per share. All of the warrants outstanding as of September 30, 2009 were granted in conjunction with private equity transactions occurring between 2003 and 2009. A summary of the Company’s outstanding warrants as of September 30, 2009 is presented below:

		Weighted
		Average
	Number of	Exercise Price
Expiration Date	Shares	Per Share
August 2010	43,527	$5.432
June 2012	142,857	2.500
June 2013	67,223	2.250
December 2013	888,890	2.250
April 2014	155,834	0.150
Total Warrants Outstanding	1,298,331	$2.132

7. Stock Options and Share-Based Compensation

Stock Option Plans

As of September 30, 2009, options to purchase 1,108,642 shares of Common Stock were outstanding under plans approved by the Company’s stockholders in 1994 and 2003 and amended by the Company’s stockholders in December 2007 (the “Option Plans”). In addition, 28,198 options are available for grant under the Option Plans.

Information regarding option activity for the three months ended September 30, 2009 under the Option Plans is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Instrinsic
	Outstanding	Per Share	Term in Years	Value
Options outstanding as of June 30, 2009	1,108,216	$4.839
Granted	5,000	1.760
Exercised	(3,325)	1.288
Forfeited	(1,249)	3.092
Expired	-	-
Options outstanding as of September 30, 2009	1,108,642	$4.839	7.56	$-

Options exercisable as of September 30, 2009	673,146	$5.858	6.87	$-

Options exercisable as of September 30, 2009
and options expected to become exercisable	1,076,734	$4.908	7.52	$-

Aggregate intrinsic value of $0 was calculated based on the Company’s closing Common Stock price as of September 30, 2009 of $1.99 per share. Options exercisable as of September 30, 2009 and options expected to become exercisable includes vested options and nonvested options less expected forfeitures.

A summary of the status of the Company’s nonvested options and restricted stock units as of September 30, 2009 and changes during the three months then ended is presented below:

		Weighted		Weighted
		Average	Restricted	Average
	Options	Grant-Date	Stock Units	Grant-Date
	Outstanding	Fair Value	Outstanding	Fair Value
Outstanding as of June 30, 2009	479,113	$1,547,812	150,714	$861,990
Granted	5,000	8,770	-	-
Vested	(48,367)	(215,191)	(15,777)	(98,046)
Forfeited	(250)	(226)	(7,743)	(49,836)
Outstanding as of September 30, 2009	435,496	$1,341,165	127,194	$714,108

Share-Based Compensation

The Company awarded a total of 305,586 restricted stock units (“RSUs”) to certain officers during the year ended June 30, 2008. No RSUs were granted subsequent to June 30, 2008. The RSUs were granted pursuant to the 2003 Plan and vest on a monthly basis. The vesting periods on the RSU grants range from three to four years. The fair value of the RSUs range from $4.39 to $6.95 per share, for a total fair value of $1,889,000. Share-based compensation charges associated with the RSUs were recorded in the amount of $148,000 for each of the three months ended September 30, 2009 and 2008.

The Company records the issuance of shares of Common Stock as RSUs vest. During the three months ended September 30, 2009 and 2008, 15,777 and 23,520 shares of Common Stock, respectively, were issued as a result of the vesting of RSUs.

The consolidated statements of operations include total share-based employee compensation charges resulting from stock option and RSU awards in the amount of $347,000 and $309,000, respectively, for the three months ended September 30, 2009 and 2008, respectively. Amounts charged to operations are as follows:

	Three Months Ended
	September 30,
	2009	2008
	(in thousands)
Research and development	$36	$31
Sales and marketing	76	63
General and administrative	235	215
	$347	$309

8. Commitments and Contingencies

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $135,000 and $134,000 for the three months ended September 30, 2009 and 2008, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of September 30, 2009 are as follows:

Year ending June 30,	(in thousands)
2010	$318
2011	434
2012	420
2013	256
2014	3
$1,431

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition.

The Company has a one-year employment agreement with one of its officers. The agreement extends annually unless terminated by either the employee or Company at least 90 days prior to the scheduled renewal date. The agreement provides for a minimum salary level, adjusted annually at the discretion of the Company’s Board of Directors, and a bonus based upon the Company’s performance as measured against a business plan approved by the Company’s Board of Directors.

9. Segment Information

Voxware’s international operations team headquartered in England serves all customers outside of North America but historically focuses primarily on the United Kingdom. As of September 30, 2009, Voxware’s international operations team consisted of 12 employees, of which 11 are located in England and France. Long-lived assets supporting the international operations, consisting of computer hardware, furniture and fixtures were not a material component of total long-lived assets as of September 30, 2009.

The distribution of revenues between North American and International operations is as follows:

	Three Months Ended
	September 30,
	2009		2008
	($ in thousands)
Total revenues
North American operations	$2,060	75%	$2,237	69%
International operations	687	25%	1,017	31%
	$2,747	100%	$3,254	100%

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
  competition from others;
  the potential that voice-based products will not be widely accepted; and
  a variety of risks set forth from time to time in our filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Voxware 3 is a unique product in the supply chain market as it combines (1) a studio for designing and configuring voice solutions, (2) an open, standards-based environment and (3) a patented software technology for managing speech recognition within a web browser architecture. By using technology that leverages open, web-centric standards to integrate voice solutions within their overall information technology infrastructures with a system that is configurable and adaptable, our customers can respond to change rapidly. Thus, we find our customers achieve benefits faster with less cost since they can implement our systems more rapidly with less resources.

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

Our revenues are generated primarily from software license fees, maintenance fees, professional services and hardware products sales to both our end customers and Value Added Resellers (“VARs”).

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

The continued deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, our quarterly revenues in fiscal 2009 and the first quarter of fiscal 2010 were adversely affected and the remaining quarters in fiscal 2010 could be lower than those in 2009.

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

On June 29, 2009, with an effective date of June 1, 2009, we entered into a Sixth Loan Modification Agreement with Silicon Valley Bank, or SVB, which, among other things extended the maturity of a $1,500,000 revolving line of credit until July 31, 2009. On September 9, 2009, we entered into a Seventh Loan Modification Agreement that, among other things, lowered the interest rate to prime plus 2.25% and extended the maturity of the Revolver until July 30, 2010. In addition, this modification revised certain financial covenants under the Loan Agreement.

On June 29, 2009, we received an equity infusion of $2.5 million from our two principal investors. On June 29, 2009, we entered into a Securities Purchase Agreement, or Securities Purchase Agreement with Co-Investment Fund II, L.P. (a Cross Atlantic Technology Fund entity) and Edison Venture Fund V, L.P., pursuant to which we issued and sold an aggregate of 1,428,571 shares of the our Common Stock, at a purchase price of $1.75 per share, and warrants to purchase up to 142,857 shares of Common Stock, which will not be exercisable until the six months after the date of issuance and shall expire three years from the date of issuance, at an exercise price of $2.50 per share, or Warrants.

Under the terms of the Securities Purchase Agreement, Edison Venture Fund V, L.P. purchased 285,714 shares of Common Stock and Warrants to purchase 28,571 shares of Common Stock and Co-Investment Fund II, L.P. purchased 1,142,857 shares of Common Stock and Warrants to purchase 114,286 shares of Common Stock. The private placement closed on June 30, 2009. We received gross proceeds equal to $2,500,000. The securities sold in this private placement have not been registered under the Securities Act of 1933, as amended, or Securities Act, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

We may need to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. Due to the recent downturn in the economy, there can be no assurances that financing will be available on terms acceptable to us, if at all. However, due to a general trend providing greater emphasis on sales of higher margin product and given our efforts to reduce costs, as well as having $3.8 million in cash and $1.5 million in debt availability, we believe that we have adequate capital resources available to fund our operations through September 30, 2010.

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

Product revenues consist of software license fees, sales of related computer hardware and accessories and extended hardware warranties. Revenues from the licensing of software are recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Revenues from the sale of hardware and accessories are generally recognized upon shipment. Agreements with most direct customers do not include an acceptance period, so revenues from the sale of hardware and accessories and licensing of software in these transactions are recognized upon shipment, with no revenue being recognized until shipment of software. Extended hardware warranty revenues are recognized ratably over the life of the contract, which is generally either one year or three years. Channel partner revenue is recognized when the four criteria set forth above in clauses (1) through (iv) are met. For the collectibility criteria, revenue from each channel partner is deferred until cash is collected unless a pattern of collectibility is established through actual transactions with each specific channel partner.

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

We recognize revenue in accordance with the Software Revenue Recognition guidance of ASC 985, which requires that revenue recognized from multiple element arrangements that include software licenses be allocated to the various elements of the arrangement based on the fair values of the elements, such as hardware, deployment services and maintenance and technical support services. We follow the residual method of accounting as provided in ASC 985. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair values, with the residual arrangement fee allocated to the delivered elements. The fair value of the undelivered elements included in our multi-element sales arrangements is based on vendor specific objective evidence, or VSOE.

The fair value of elements not essential to the functioning of the software, including hardware units and related accessories, are calculated in accordance with the Multiple Element Arrangements guidance of ASC 605. Under the ASC 605 guidance, we determine the fair value of hardware elements based on the price when it is sold separately by either us or a competitor.

We determine VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of September 30, 2009, we believe that we have realized VSOE of the fair values for maintenance and professional services.

Deferred revenues consist of unearned customer deposits, extended hardware warranties and post contract support, or PCS arrangements. Customer deposits are recognized as revenue upon customer acceptance of the underlying product and services in conjunction with the recognition of deferred project costs. PCS arrangements include software maintenance revenues. These arrangements, which sometimes include amounts bundled with initial revenues, are deferred upon invoicing and recognized as revenues over the term of the service period, which is typically one year. Revenues from extended hardware warranties are recognized over the term of the warranty, which is typically one year; however, certain extended hardware warranty arrangements have a three year term.

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

Research and Development
Research and development expenditures are charged to operations as incurred. In accordance with ASC 985, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. We define technological feasibility as the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to ASC 985, the working model is generally deemed to exist with commencement of beta testing.

Warranty Costs
Our standard warranty policy generally allows customers or end users to return defective products for repair or replacement, provided that we are notified of the defective product generally within 90 days from delivery of the product to the end user in the case of software, and up to a one year in the case of hardware. We accrue for warranty costs based on our estimate of expected repair cost per unit, service policies and specific known issues. Certain extended hardware warranty services are outsourced to a third-party in accordance with contracts that generally span three years. The costs associated with these contracts are prepaid and recognized ratably over the life of the contract. If we experience claims or significant changes in costs of services, such as third-party vendor charges, materials or freight, which could be higher or lower than our historical experience, our cost of revenues could be affected.

Inventory
Inventory purchases and purchase commitments are based upon forecasts of future demand. We value our inventory at the lower of average cost or net realizable value. If we believe that demand no longer allows us to sell our inventory above cost, or at all, then we write down that inventory to net realizable value or write-off excess inventory levels. If customer demand subsequently differs from our forecasts, requirements for inventory write-offs could differ from our estimates.

Share-Based Compensation
We account for share-based compensation in accordance with ASC 718, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. Compensation expense associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. We use the Black-Scholes option pricing model to determine the fair value of option awards and the market value on the date of the grant to determine the fair value of other equity awards. The measurement date for option and other equity awards is the date of grant. Changes to the underlying assumptions may have significant impact on the underlying fair value of option and other equity awards, which could have a material impact on our consolidated financial statements.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009 and 2008, there was no accrued interest related to uncertain tax positions.

Our key accounting estimates and policies are reviewed with the Audit Committee of our Board of Directors.

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements.

Results of Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008
(dollars in table are presented in thousands)

	Three Months		Three Months
	Ended		Ended
	September 30,	% of Total	September 30,	% of Total
	2009	Revenue	2008	Revenue	$ Change	% Change
Product revenues	$1,352	49%	$1,820	56%	$(468)	(26%)
Services revenues	1,395	51%	1,434	44%	(39)	(3%)
Total revenues	2,747	100%	3,254	100%	(507)	(16%)

Cost of product revenues	480	17%	850	26%	(370)	(44%)
Cost of service revenues	585	21%	825	25%	(240)	(29%)
Total cost of revenues	1,065	39%	1,675	51%	(610)	(36%)

Gross profit	1,682	61%	1,579	49%	103	7%

Research and development	756	28%	1,012	31%	(256)	(25%)
Sales and marketing	1,250	46%	1,480	45%	(230)	(16%)
General and administrative	881	32%	1,054	32%	(173)	(16%)
Total operating expenses	2,887	105%	3,546	108%	(659)	(19%)

Operating loss	(1,205)	(45%)	(1,967)	(60%)	762	39%

Interest (expense) income, net	(10)	(0%)	(3)	(1%)	(7)	(233%)
Loss before income taxes	(1,215)	(45%)	(1,970)	(61%)	755	38%

Provision for income taxes	-	0%	-	0%	-	N/A

Net loss	$(1,215)	(44%)	$(1,970)	(61%)	$755	38%

The components of gross profit for the three months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended
	September 30,		Difference
	2009	2008	$	%
	(in thousands)		(in thousands)
Product revenues
Software licenses	$446	$238	$208	87%
Hardware units and accessories	633	1,261	(628)	(50%)
Extended hardware warranties	258	254	4	2%
Royalties	15	67	(52)	(78%)
	1,352	1,820	(468)	(26%)

Cost of product revenues
Software licenses	4	2	2	100%
Hardware units and accessories	408	789	(381)	(48%)
Extended hardware warranties	68	59	9	15%
	480	850	(370)	(44%)
Gross Profit from product revenues	872	970	(98)	(10%)

Services revenues
Professional services	329	397	(68)	(17%)
Software maintenance services	1,035	980	55	6%
Billable travel	31	57	(26)	(46%)
	1,395	1,434	(39)	(3%)

Cost of services revenues
Professional services	330	566	(236)	(42%)
Software maintenance services	224	207	17	8%
Billable travel	31	52	(21)	(40%)
	585	825	(240)	(29%)
Gross Profit from services revenues	810	609	201	33%

Gross Profit	$1,682	$1,579	$103	7%

Revenues

Total revenues were $2,747,000 for the three months ended September 30, 2009 compared to total revenues of $3,254,000 for the three months ended September 30, 2008. The $507,000 (16%) decrease in total revenues is primarily due to decreases of $628,000 (50%) in revenues generated from the sale of hardware units and related accessories, $68,000 (17%) in professional services and $52,000 (78%) in royalties, offset by an increase of $208,000 (87%) in licensing of software, $4,000 (2%) in extended hardware warranties and $55,000 (6%) in software maintenance services. Product revenues accounted for 49% of revenues during the three months ended September 30, 2009 as compared to 56% during the three months ended September 30, 2008. Service revenues accounted for 51% of revenue during the three months ended September 30, 2009 as compared to 44% during the three months ended September 30, 2008.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranties and royalties from our speech compression technology. Total product revenues decreased $468,000 (26%) to $1,352,000 during the three months ended September 30, 2009 from $1,820,000 in the three months ended September 30, 2008. The decrease in product revenues during the three months ended September 30, 2009 was primarily due to decreases in hardware units and accessories sold compared to the three months ended September 30, 2008. The decrease in hardware units and hardware accessories sold was primarily due to certain customer sites purchasing hardware units from other vendors during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Software licenses contributed 33% of product revenues during the three months ended September 30, 2009 as compared to 13% during the three months ended September 30, 2008. Hardware units and accessories accounted for 47% of product revenues during the three months ended September 30, 2009 as compared to 69% during the three months ended September 30, 2008. Accessories generally provide higher gross margin percentages than hardware unit sales. Accessories accounted for 73% of hardware revenues during the three months ended September 30, 2009 as compared to 64% of hardware revenues for the three months ended September 30, 2008.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities and travel charges billed to customers for costs incurred while providing services. For the three months ended September 30, 2009, services revenues totaled $1,395,000, a decrease of $39,000 (3%) from services revenues of $1,434,000 for the three months ended September 30, 2008. Professional services decreased $68,000 (17%) from $397,000 during the three months ended September 30, 2008 to $329,000 during the three months ended September 30, 2009. The decrease in professional services reflects the decrease in the number of new sites at which our solutions were implemented during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Voxware 3 provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, professional services revenues for new customers may decline in the future. Software maintenance support services increased $55,000 (6%) from $980,000 during the three months ended September 30, 2008 to $1,035,000 during the three months ended September 30, 2009. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold and remain in effect.

Cost of Revenues

Total cost of revenues decreased $610,000 (36%) from $1,675,000 for the three months ended September 30, 2008 to $1,065,000 for the three months ended September 30, 2009.

Cost of product revenues decreased $370,000 (44%) from $850,000 in the three months ended September 30, 2008, to $480,000 in the three months ended September 30, 2009. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is the cost associated with our team responsible for testing, shipping, supporting and managing third party hardware. This team was comprised of four individuals as of September 30, 2009 and September 30, 2008. The decrease in cost of product revenues is primarily attributable to a decrease of $375,000 for direct material costs and freight charges. These cost reductions were primarily due to a decrease in sales of computer hardware units and related accessories during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our customer support and professional services staff was comprised of 13 individuals as of September 30, 2009, as compared to 21 individuals as of September 30, 2008. Four positions were eliminated in December 2008 in response to the decline in our revenues during the period and others departed during fiscal year 2009. Cost of services revenues decreased $240,000 (29%) from $825,000 in the three months ended September 30, 2008 to $585,000 in the three months ended September 30, 2009. Expenses related to professional services accounted for the majority of the decrease as it decreased $235,000 (42%) from $565,000 in the three months ended September 30, 2008 to $330,000 in the three months ended September 30, 2009.

Operating Expenses

Total operating expenses decreased by $659,000 (19%) to $2,887,000 in the three months ended September 30, 2009 from $3,546,000 in the three months ended September 30, 2008 due in part to lower head count. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 47 individuals as of September 30, 2009 and 54 as of September 30, 2008.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite development efforts. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our research and development team was comprised of 19 individuals as of September 30, 2009 and 22 individuals as of September 30, 2008. Three positions were eliminated in December 2008, net of new hires, in response to our decline in revenues during the period. Our research and development expenses decreased $256,000 (25%) to $756,000 in the three months ended September 30, 2009, from $1,012,000 in the three months ended September 30, 2008. The majority of the decrease related to a reduction of $113,000 for outside consultants, $84,000 for labor costs and $23,000 for travel related costs.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show and other lead generation expenses. Our sales and marketing staff was comprised of 19 individuals as of September 30, 2009 compared to 21 individuals as of September 30, 2008. Three positions were eliminated during December 2008, in response to our decline in revenues during the period. Sales and marketing expenses decreased $230,000 (16%) to $1,250,000 in the three months ended September 30, 2009 from $1,480,000 in the three months ended September 30, 2008. The decrease in sales and marketing expenses is due primarily to decreases during the three months ended September 30, 2009 of $54,000 in marketing costs, $62,000 in sales meeting expenses, $90,000 in labor costs due to the smaller sales staff and $29,000 in recruitment costs. In light of reduced revenues caused by global economic conditions, we undertook steps to reduce sales and marketing expenses. We anticipate that sales and marketing expenses during fiscal year 2010 may be less than those costs incurred during fiscal year 2009.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 9 full time employees as of September 30, 2009 compared to 11 full time employees as of September 30, 2008. General and administrative expenses decreased $173,000 (16%) to $881,000 in the three months ended September 30, 2009 from $1,054,000 in the three months ended September 30, 2008. The decrease related to a decrease in labor costs of $21,000, and fluctuations in foreign currency exchange rates generated losses of $25,000 during the three months ended September 30, 2009 compared to losses of $176,000 during the three months ended September 30, 2008, a change of $151,000.

Interest Income and Expense

Interest expense is reported net of interest income earned. Net interest expense was $10,000 for the three months ended September 30, 2009, compared to net interest expense of $3,000 for the three months ended September 30, 2008, a decrease of $7,000. Interest income decreased $17,000 from $18,000 during the three months ended September 30, 2008 to $1,000 during the three months ended September 30, 2009 due primarily to declining interest rates and lower balances of invested funds. Interest expense decreased $10,000 from $21,000 during the three months ended September 30, 2008 to $11,000 during the three months ended September 30, 2009 due primarily to declining debt levels.

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

The provision for income taxes was $0 for the three months ended September 30, 2009 and 2008. We had a loss before taxes of $1,215,000 for accounting purposes during the three months ended September 30, 2009, compared to a loss before taxes of $1,970,000 during the three months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had $3,783,000 in cash and cash equivalents, compared to $4,342,000 in cash and cash equivalents as of June 30, 2009, a decrease of $559,000 (13%). Our working capital as of September 30, 2009 was $2,346,000 compared to $3,195,000 as of June 30, 2009, a decrease of $849,000 (27%).

Net cash used in operating activities totaled $341,000 for the three months ended September 30, 2009, primarily consisting of a net loss of $1,215,000 and decreases of $497,000 in accounts payable and accrued expenses and $361,000 in deferred revenues, and an increase in inventory of $231,000, offset by a decrease of $1,531,000 in accounts receivable and non-cash charges totaling $420,000, consisting of $347,000 of share based compensation, $68,000 of depreciation and amortization and a $5,000 provision for doubtful accounts. The reduction in accounts payable and accrued expenses is primarily a function of payments of commissions and bonuses accrued as of June 30, 2009. The decrease in deferred revenues is due primarily to the timing of maintenance billings throughout the year and the completion of customer implementation projects. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the year. Share-based compensation charges relate to grants of restricted stock units and stock options. For the three months ended September 30, 2008, net cash used in operating activities totaled $405,000, primarily consisting of a net loss of $1,970,000 and decreases of $1,134,000 in accounts payable and accrued expenses and $414,000 in deferred revenues, and an increase of $2,710,000 in accounts receivable. Cash used in operating activities was offset by non-cash charges totaling $417,000, consisting of $309,000 of share-based compensation, $85,000 of depreciation and amortization, and a $23,000 provision for bad debts. The reduction in accounts payable and accrued expenses is primarily a function of payments of inventory and bonuses accrued as of June 30, 2008. The decrease in deferred revenues is due primarily to the timing of maintenance billings throughout the year, and the completion of customer implementation projects. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the quarter.

Net cash used in investing activities totaled $41,000 during the three months ended September 30, 2009 and $46,000 during the three months ended September 30, 2008 due primarily to purchases of property and equipment.

Net cash used in financing activities totaled $177,000 during the three months ended September 30, 2009, compared to net cash provided by financing activities of $253,000 during the three months ended September 30, 2008. During the three months ended September 30, 2009, we repaid $163,000 against term loans with SVB and received proceeds of $4,000 from the exercise of stock options. During the three months ended September 30, 2008, we borrowed $451,000 to fund the purchase of fixed assets and repaid $200,000 against term loans with SVB. We received net proceeds in the amount of $2,000 from the exercise of stock options during the three months ended September 30, 2008.

We initially entered into a credit facility with SVB on December 30, 2003. The following facilities were outstanding during fiscal years 2008 and 2009:

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB, or 2006 Facility, providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit, or Revolver and a $1,500,000 Non-Formula Term Loan, or 2006 Term Loan to fund the Company's anticipated working capital needs. The Revolver created by the 2006 Facility was initially available until October 31, 2007. It was extended to February 11, 2009 by the Second Loan Modification Agreement, or SLMA. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of September 30, 2009, amounts outstanding under the Revolver bear interest at prime plus 2.25%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at September 30, 2009 or June 30, 2009.

The 2006 Term Loan is to be repaid in 36 equal monthly payments of principle and interest, commencing on April 1, 2007, and has an outstanding balance of $250,000 at September 30, 2009 and $375,000 at June 30, 2009. Monthly principle payments total approximately $42,000. Amounts outstanding under the 2006 Term Loan bear interest at September 30, 2009 at a rate of 7%, calculated as the greater of 7% or prime plus 3%, as established by the Waiver and Third Loan Modification Agreement (“TLMA”) with SVB executed on November 17, 2008.

On February 13, 2008, with an effective date of December 27, 2007, the Company entered into the SLMA with SVB, providing for a new $600,000 revolving equipment line of credit, or Equipment Revolver. The availability under the Equipment Revolver was limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA). The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. Originally, amounts advanced under the Equipment Revolver bore interest at a rate equal to the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%. This rate was revised to the greater of 7% or prime plus 3% by the TLMA. The repayment of the funds drawn against the Equipment Revolver will be made in 36 equal monthly payments of principal and interest beginning August 1, 2008. Amounts outstanding under the Equipment Revolver bear interest at September 30, 2009 at a rate of 7%. The outstanding balance on the Equipment Revolver was $275,000 at September 30, 2009 and $313,000 at June 30, 2009.

On February 17, 2009, the Company entered into a Waiver and Fourth Loan Modification Agreement that, among other things, waived a loan covenant violation that existed at December 31, 2008, and extended the maturity of the Revolver until March 31, 2009. In addition, the Waiver and Fourth Loan Modification Agreement revised certain outstanding financial covenants under the Loan Agreement, including minimum net loss thresholds. On May 12, 2009, with an effective date of March 31, 2009, the Company entered into a Fifth Loan Modification Agreement which extended the maturity of the Revolver until May 31, 2009, and set financial covenants for the period ended May 31, 2009.

On June 26, 2009, with an effective date of June 1, 2009, the Company entered into a Sixth Loan Modification Agreement which extended the Revolver until July 31, 2009. On September 9, 2009, the Company entered in to a Seventh Loan Modification Agreement which extends the maturity, lowers the interest rate to prime plus 2.25% and provides covenants of the Revolver until July 30, 2010.

We continue to expand our partnership channel, with particular emphasis on the development of relationships with mobile computer equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. Using Voxware 3 and VoxBrowser, independent third-party partners are able to develop and deliver voice-enabled logistics solutions on other manufacturers’ hardware. As a result of the partner relationships and product offerings, a greater percentage of revenue may be derived in the future from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. For the three months ended September 30, 2009, we earned gross margin from software licenses of 99%, as compared to 36% for sales of hardware units and related accessories. Partnership channel sales accounted for 5% of our revenues during the three months ended September 30, 2009, compared to 13% during the three months ended September 30, 2008. Software licenses contributed 16% of revenues for the three months ended September 30, 2009, compared to 7% of revenue for the three months ended September 30, 2008. Decreases in the percentage of revenues generated through partnership channels and the percentage of revenues derived from software licenses during the three months ended September 30, 2009 represent a departure from trends noted in recent periods. These decreases are primarily attributable to decisions by customers and prospective customers to delay major capital expenditures in light of tight credit markets associated with general worldwide economic conditions. We expect that recent coordinated efforts by federal authorities throughout the world will gradually lead to a general loosening of international credit markets, thus enabling customers and prospective customers to increase levels of capital expenditures. In addition, given the volume and quality of prospective transactions in our sales pipeline, we anticipate a resumption of the trend towards a more profitable mix of revenue prior to the end of fiscal year 2010. However, we can provide no assurance with respect to the timing of this expected long-term trend or whether the trend will be true in any specific period.

On June 29, 2009, we received an equity infusion of $2.5 million from our two principal investors. On June 29, 2009, we entered into a Securities Purchase Agreement with Co-Investment Fund II, L.P. (a Cross Atlantic Technology Fund entity) and Edison Venture Fund V, L.P., pursuant to which we issued and sold an aggregate of 1,428,571 shares of our Common Stock, at a purchase price of $1.75 per share, and Warrants to purchase up to 142,857 shares of Common Stock, which will not be exercisable until the six months after the date of issuance and shall expire three years from the date of issuance, at an exercise price of $2.50 per share.

Under the terms of the Securities Purchase Agreement, Edison Venture Fund V, L.P. purchased 285,714 shares of Common Stock and Warrants to purchase 28,571 shares of Common stock and Co-Investment Fund II, L.P. purchased 1,142,857 shares of Common Stock and Warrants to purchase 114,286 shares of Common Stock. The private placement closed on June 30, 2009. We received gross proceeds equal to $2,500,000. The securities sold in this private placement have not been registered under the Securities Act, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

We may need to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. Due to the recent downturn in the economy, there can be no assurances that financing will be available on terms acceptable to us, if at all. However, due to a general trend providing greater emphasis on sales of higher margin product and given our efforts to reduce costs, as well as having $3.8 million in cash and $1.5 million in debt availability we believe that we have adequate capital resources available to fund our operations through June 30, 2010.

Dilutive Effect of Options and Warrants

As of September 30, 2009, 12,000,000 shares of our Common Stock were authorized, of which 8,026,867 were issued and outstanding. The following table summarizes the potential dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike prices exceed the market value of our Common Stock as of September 30, 2009.

Dilutive Effect of Options and Warrants as of September 30, 2009

Common stock issued and outstanding as of September 30, 2009	8,026,867

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,298,331
Outstanding options to purchase common stock *	1,108,642
Unissued restricted stock units	127,194

Common stock plus dilutive instruments outstanding	10,561,034

Options to purchase common stock available to issue
pursuant to various stock option plans	28,198

Common stock outstanding if all dilutive instruments
are converted and exercised	10,589,232

* Includes all "in-the-money" and "out-of-the-money" warrants and options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. We do not use derivative financial instruments in our investment portfolio. Due to the nature of our investments, we believe that we are not exposed to material risk of interest rate changes. A hypothetical 100 basis point change in interest rates, either positive or negative, would not have had a significant effect on either (i) our cash flows and reported results of operations in the three month periods ended September 30, 2009 and 2008, or (ii) the fair value of our investment portfolios at September 30, 2009 and June 30, 2009.

At September 30, 2009, our cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and stated at fair market value. At September 30, 2009 and June 30, 2009, we held no auction rate securities.

At September 30, 2009, our outstanding debt consisted of two loans in the aggregate amount of $525,000. The term loan and equipment revolver with SVB had outstanding balances at September 30, 2009 of $250,000 and $275,000, respectively. Interest on both loans at September 30, 2009 was 7%, with the interest rate calculated as the greater of 7% or a rate of prime plus 3%. A hypothetical 100 basis point increase in interest rates would not have had a significant effect on our annual interest expense.

Foreign Currency Exchange Risk

We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. Sales arrangements with international customers are generally denominated in foreign currency, typically British pounds or Euros. For the three month period ended September 30, 2009, approximately 25% of our overall revenue resulted from sales to customers outside the United States. Accounts receivable at September 30, 2009 included balances denominated in British pounds valued at $504,000 and balances denominated in Euros valued at $85,000. During the three months ended September 30, 2009, we recognized a loss of $25,000 from transactions denominated in foreign currency. A hypothetical 10% increase in the value of the U.S. dollar relative to British pound and Euro as of September 30, 2009 would have resulted in an increase to the operating loss of approximately $54,000 for the three months ended September 30, 2009, while a 10% decrease in the value of the U.S. dollar relative to British pound and Euro as of September 30, 2009 would have resulted in a reduction of the operating loss of approximately $65,000.

Item 4(T). Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes during the quarter ended September 30, 2009 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to cause, actual results to differ materially from expectations. We caution all readers to pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this report and our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our Common Stock could decline, and we may be forced to consider additional alternatives.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Relating to Our Business and Operations
If we continue to incur operating losses, we may be unable to continue our operations. With the exception of fiscal year 2008, we have incurred operating losses since we started our company in August 1993. The accumulated deficit at September 30, 2009 was $80,781,000. The continued deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, we incurred a net loss of $1,215,000 for the first three months of fiscal 2010. If we incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. In addition, we plan to continue to increase spending on research and development, along with sales and marketing, at levels higher than in the recent past and possibly disproportionate to revenue, thus incurring net losses in the near term. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. One customer accounted for 16% of our total revenues for the three months ended September 30, 2009. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

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

There are a number of factors which may cause substantial variability in our quarterly operating results. Our revenues, gross profit, operating income or loss and net income or loss may vary substantially from quarter-to-quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include, but are not limited to, the following:

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
  length of sales cycle;
  introduction and application of new generally accepted accounting principles; and
  industry and general economic conditions, including the recent slowdown of the global economy.

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

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain personnel hired, our ability to operate our business will be materially adversely affected. On June 30, 2006, the Company accelerated the vesting of outstanding stock options to all of its employees, thereby eliminating a possible reason for employees to remain with us. As of September 30, 2009, 28,198 options to purchase shares of our Common Stock were available for grant to employees. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

If the export of our technology is deemed a violation of the regulations of the United States Department of Commerce, Bureau of Industry and Security, our business will be substantially harmed. The Bureau of Industry and Security, or BIS, oversees implementation and enforcement of the Export Administration Regulations, or EAR, which control the export of most commercial items. The BIS regulates "dual-use" items that have both commercial and military or proliferation applications, however, purely commercial items without an obvious military use are also subject to the EAR. The EAR prohibits the export of certain technologies, while the export of other technologies is restricted in certain geographical regions or to certain entities. Exporters deemed in violation of the EAR are subject to substantial penalties. We are developing international channels for the distribution of our speech recognition and voice-based technology, and anticipate increasing our dependence upon revenue derived from foreign sources. If some or all of our products are classified as a restricted technology under the EAR, our ability to generate revenue from international sources will be materially adversely affected.

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

Risks Relating to Our Securities
The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock traded as high as $2.99 and as low as $1.51 per share between July 1, 2009 and September 30, 2009. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investments or make a profit. As of October 27, 2009, these shares include:

  approximately 2,999,000 shares of our Common Stock owned by Edison Venture Fund and 2,047,000 shares of our Common Stock owned by Cross Atlantic Technology Fund Entities; and
  approximately 268,000 shares of our Common Stock owned by our executive officers and directors; and
  approximately 2,533,000 shares of our Common Stock issuable to warrant holders option and RSU holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.

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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders, as well as impacting the price of our Common Stock. As of October 27, 2009, our executive officers, directors and affiliated entities together beneficially own approximately 7,072,000 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders with Edison Venture Fund, or Edison, beneficially owning approximately 3,800,000 shares of our Common Stock and Cross Atlantic Technology Fund Entities, or Cross Atlantic, beneficially owning approximately 2,938,000 shares of our Common Stock. . As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, because Edison and Cross Atlantic are each Venture Capital Funds, they may require liquidity which could result in transfers and sales of large blocks of our Common Stock. Such transfers and sales could negatively impact the price at which our Common Stock trades on the NASDAQ Capital Market.

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

While we satisfy the requirements for continued listing on the NASDAQ Capital Market as of September 30, 2009, periods of operating losses may adversely affect our ability to maintain minimum required values of stockholders’ equity or Common Stock market value. If we are unable to satisfy the criteria to maintain listing of our Common Stock, our Common Stock could be subject to delisting. Trading, if any, of our Common Stock would thereafter be conducted on the OTC Bulletin Board or in the so-called “Pink Sheets”. As a consequence, it would be far more difficult for our stockholders to trade in our Common Stock, and it may be more difficult to obtain accurate and current information concerning market prices for our Common Stock.

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

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

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

Dated: November 13, 2009

VOXWARE, INC.
(Registrant)

By: /s/ Scott J. Yetter
Scott J. Yetter, President and
Chief Executive Officer
(Principal Executive Officer)

By: /s/ William G. Levering III
William G. Levering III
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)