Form 10-Q
period 2009-12-31
VOXWARE INC
filed 2010-02-12
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-------------

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2010.

Class	Number of Shares
Common Stock, $0.001 par value	8,044,393

VOXWARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended December 31, 2009

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

Item 1. Financial Statements

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2009	June 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,828	$4,342
Accounts receivable, net of allowance for doubtful accounts of $167 and
$158 at December 31, 2009 and June 30, 2009, respectively	2,873	3,350
Inventory, net	569	564
Deferred project costs	14	33
Prepaid expenses and other current assets	361	337
Total current assets	6,645	8,626

Property and equipment, net	415	454
Capitalized software development costs	51	-
Other assets	141	184
TOTAL ASSETS	$7,252	$9,264

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$275	$525
Accounts payable and accrued expenses	1,917	2,541
Current portion of deferred revenues	2,335	2,365
Total current liabilities	4,527	5,431
Long-term portion of deferred revenues	97	85
Long-term debt, net of current maturities	88	163
Total liabilities	4,712	5,679

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 15,000,000 shares authorized as of
December 31, 2009 and 12,000,000 shares authorized at June 30, 2009;
8,041,893 and 8,007,766 shares issued and outstanding at
December 31, 2009 and June 30, 2009, respectively	8	8
Additional paid-in capital	83,841	83,143
Accumulated deficit	(81,309)	(79,566)
Total stockholders' equity	2,540	3,585
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,252	$9,264

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Product revenues	$1,749	$1,985	$3,101	$3,805
Services revenues	1,615	1,464	3,010	2,898
Total revenues	3,364	3,449	6,111	6,703

COST OF REVENUES
Cost of product revenues	743	772	1,223	1,622
Cost of services revenues	531	876	1,116	1,701
Total cost of revenues	1,274	1,648	2,339	3,323

GROSS PROFIT	2,090	1,801	3,772	3,380

OPERATING EXPENSES
Research and development	748	1,013	1,504	2,025
Sales and marketing	976	1,451	2,226	2,931
General and administrative	864	1,025	1,745	2,079
Total operating expenses	2,588	3,489	5,475	7,035

OPERATING LOSS	(498)	(1,688)	(1,703)	(3,655)

INTEREST EXPENSE, NET	(30)	(3)	(40)	(6)

LOSS BEFORE INCOME TAXES	(528)	(1,691)	(1,743)	(3,661)

PROVISION FOR INCOME TAXES	-	(2)	-	(2)

NET LOSS	$(528)	$(1,693)	$(1,743)	$(3,663)

NET LOSS PER SHARE
Basic	$(0.07)	$(0.26)	$(0.22)	$(0.56)
Diluted	$(0.07)	$(0.26)	$(0.22)	$(0.56)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
COMPUTING NET LOSS PER SHARE
Basic	8,029	6,517	8,021	6,505
Diluted	8,029	6,517	8,021	6,505

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended December 31,
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,743)	$(3,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135	162
Provision for doubtful accounts	12	47
Share-based compensation charges	723	610
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	465	3,732
Inventory	(5)	(70)
Deferred project costs	19	109
Prepaid expenses and other current assets	(24)	(8)
Other assets	43	81
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(624)	(803)
Deferred revenues	(18)	(709)
Net cash used in operating activities	(1,017)	(512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(96)	(69)
Capitalized software development costs	(51)	-
Net cash used in investing activities	(147)	(69)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	451
Repayment of long-term debt	(325)	(379)
Repurchase of restricted stock for income tax withholdings	(30)	-
Proceeds from exercise of stock options and warrants	5	2
Net cash (used in) provided by financing activities	(350)	74

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,514)	(507)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,342	3,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,828	$2,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$31	$40

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements of Voxware, Inc. and Subsidiaries (“Voxware” or the “Company”) for the three and six months ended December 31, 2009 and 2008 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8-03 of Regulation S-X under the Securities Act of 1933, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) has become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”). The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP. In preparing the financial statements, we have evaluated subsequent events, as defined by ASC 855 for subsequent event accounting through February 12, 2010, which is the date that the financial statements were issued.

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

The consolidated statements of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2010, or any other future period.

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

2. Significant Accounting Policies

Use of Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in the Company’s balance sheets, and the amounts of revenues and expenses reported for each of its fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, warranty costs, impairments, reserve for obsolete inventory, share-based compensation and income taxes. Actual results could differ from these estimates.

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

The Company determines VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of December 31, 2009, the Company believes that it has realized VSOE of the fair values for maintenance and professional services.

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

Research and Development
Research and development expenditures are charged to operations as incurred. In accordance with ASC 985, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Technological feasibility is evidenced by a detailed program design or the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to ASC 985, the working model is generally deemed to exist with commencement of beta testing. The Company capitalized $51,000 of costs during the three and six months ended December 31, 2009. No costs associated with the development of software products were capitalized during the three and six months ended December 31, 2008.

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

One customer accounted for 15% and 17% of total revenues for the six months ended December 31, 2009 and 2008, respectively. One customer accounted for 28% of accounts receivable as of December 31, 2009. As of June 30, 2009, two separate customers accounted for 15% and 11% of accounts receivable.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009 and June 30, 2009, there was no accrued interest related to uncertain tax positions.

Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260. Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. As the Company had a net loss during the three and six months ended December 31, 2009 and 2008, the impact of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 400,000 and 156,000 shares at December 31, 2009 and 2008, respectively, is anti-dilutive and as such, have been excluded from the calculation of diluted net loss per share.

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
At December 31, 2009, the Company held $1,424,000 in money market funds which are valued in accordance with Level 1 and are included in cash and cash equivalents. The Company has outstanding debt as of December 31, 2009 aggregating $363,000, which is at variable interest rates. The Company believes that the carrying value approximates fair value of the debt as of December 31, 2009.

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

In May 2009, the FASB issued guidance now codified as ASC 855 related to subsequent events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855 is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company has adopted ASC 855 and the adoption has not had a material impact on our consolidated financial statements. In accordance with ASC 855, the Company has evaluated subsequent events through February 12, 2010, which is the date these consolidated financial statements were issued.

In July 2009, the FASB issued guidance now codified as ASC 105 with regard to U.S. GAAP. With the issuance of ASC 105, the ASC becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC. The ASC does not change current U.S. GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The ASC is effective for interim and annual periods ending after September 15, 2009, and is effective for the Company’s first quarter of fiscal year 2010.

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
  Vendor-specific objective evidence (“VSOE”) of the selling price ─ verifiable specific objective evidence
  Third-party evidence (“TPE”) of the selling price ─ prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers
  Best estimate of the selling price.
The Company will adopt ASU No. 2009-13 effective July 1, 2010. The Company is currently evaluating the impact to the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (“Topic 985”): Certain Revenue Arrangements That Include Software Elements - a consensus of the FASB Emerging Issue Task Force (“ASU No. 2009-14”). Per ASU No. 2009-14, all tangible products containing both software and non-software components, that function together to deliver the product’s essential functionality, will no longer be within the scope of ASC 985. In other words, entities that sell joint hardware and software products that meet the scope exception (i.e., essential functionality) will be required to follow the guidance in ASU No. 2009-14. ASU No. 2009-14 provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality.

The Company will adopt ASU No. 2009-14 effective July 1, 2010. The Company is currently evaluating the impact to the Company’s consolidated financial statements.

3. Gross Profit

The components of gross profit for the three and six months ended December 31, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Product revenues
Software licenses	$426	$541	$872	$779
Hardware units and accessories	1,047	1,137	1,680	2,398
Extended hardware warranties	226	239	484	493
Royalties	50	68	65	135
	1,749	1,985	3,101	3,805

Cost of product revenues
Software licenses	4	18	8	20
Hardware units and accessories	647	685	1,055	1,474
Extended hardware warranties	92	69	160	128
	743	772	1,223	1,622
Gross Profit from product revenues	1,006	1,213	1,878	2,183

Services revenues
Professional services	439	413	768	810
Software maintenance services	1,131	1,006	2,166	1,986
Billable travel	45	45	76	102
	1,615	1,464	3,010	2,898

Cost of services revenues
Professional services	313	614	644	1,180
Software maintenance services	187	212	411	419
Billable travel	31	50	61	102
	531	876	1,116	1,701
Gross Profit from services revenues	1,084	588	1,894	1,197

Gross Profit	$2,090	$1,801	$3,772	$3,380

4. Inventory

The components of our inventory as of December 31 and June 30, 2009 are:

	December 31, 2009	June 30, 2009
	(in thousands)
Raw materials	$17	$6
Work in process	14	15
Finished goods	558	558
Less: inventory reserve	(20)	(15)
Inventory - net	$569	$564

5. Debt

The Company initially entered into a credit facility with Silicon Valley Bank (“SVB”) on December 30, 2003. The following facilities were outstanding during fiscal years 2009 and 2010:

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB (“2006 Facility”), providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit ("Revolver") and a $1,500,000 Non-Formula Term Loan ("2006 Term Loan") to fund the Company's anticipated working capital needs. The Revolver created by the 2006 Facility was initially available until October 31, 2007. It was extended to February 11, 2009 by the Second Loan Modification Agreement (“SLMA”). The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of December 31, 2009, amounts outstanding under the Revolver bear interest at prime plus 2.25%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at December 31, 2009 or June 30, 2009. The 2006 Term Loan is to be repaid in 36 equal monthly payments of principle and interest, commencing on April 1, 2007, and had an outstanding balance of $125,000 at December 31, 2009 and $375,000 at June 30, 2009. Monthly principle payments total approximately $42,000. Amounts outstanding under the 2006 Term Loan bear interest at December 31, 2009 at a rate of 7%, calculated as the greater of 7% or prime plus 3%, as established by the Waiver and Third Loan Modification Agreement (“TLMA”) with SVB executed on November 17, 2008.

On February 13, 2008, with an effective date of December 27, 2007, the Company entered into the SLMA with SVB, providing for a new $600,000 revolving equipment line of credit (“Equipment Revolver”). The availability under the Equipment Revolver was limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA). The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. Originally, amounts advanced under the Equipment Revolver bore interest at a rate equal to the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%. This rate was revised to the greater of 7% or prime plus 3% by the TLMA. The repayment of the funds drawn against the Equipment Revolver are to be made in 36 equal monthly payments of principal and interest beginning August 1, 2008. Amounts outstanding under the Equipment Revolver bear interest at December 31, 2009 at a rate of 7%. The outstanding balance on the Equipment Revolver was $238,000 at December 31, 2009 and $313,000 at June 30, 2009.

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

On June 26, 2009, with an effective date of June 1, 2009, the Company entered into a Sixth Loan Modification Agreement which extended the Revolver until July 31, 2009. On September 9, 2009, the Company entered into a Seventh Loan Modification Agreement which extends the maturity, lowers the interest rate to prime plus 2.25% and provides covenants of the Revolver until July 30, 2010. The financial covenant is a minimum cash balance, as defined in the Revolver. The Company is in compliance with the covenant as of December 31, 2009.

Future minimum payments under the credit facility are as follows as of December 31, 2009 (in thousands):

	Silicon Valley Bank
	2006 Term	Equipment
	Loan	Revolver	Total
Short Term	$125	$150	$275
Long Term	-	88	88
Total Debt	$125	$238	$363

6. Common Stock and Common Stock Warrants

The Company has 15,000,000 authorized shares (increased from 12,000,000 as approved by the Company’s stockholders in December 2009) of Common Stock, of which 8,041,893 and 8,007,766 were outstanding as of December 31, 2009 and June 30, 2009, respectively.

As of December 31, 2009, the Company had warrants outstanding to purchase 1,298,331 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $5.76 per share. All of the warrants outstanding as of December 31, 2009 were granted in conjunction with private equity transactions occurring between 2003 and 2009. A summary of the Company’s outstanding warrants as of December 31, 2009 is presented below:

		Weighted
		Average
	Number of	Exercise Price
Expiration Date	Shares	Per Share
August 2010	43,527	$5.432
June 2012	142,857	2.500
June 2013	67,223	2.250
December 2013	888,890	2.250
April 2014	155,834	0.150
Total Warrants Outstanding	1,298,331	$2.132

7. Stock Options and Share-Based Compensation

Stock Option Plans

As of December 31, 2009, options to purchase 1,113,392 shares of Common Stock were outstanding under plans approved by the Company’s stockholders in 1994 and 2003 and amended by the Company’s stockholders in December 2007 and December 2009 (the “Option Plans”). In addition, 265,599 options are available for grant under the Option Plans.

Information regarding option activity for the six months ended December 31, 2009 under the Option Plans is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Instrinsic
	Outstanding	Per Share	Term in Years	Value
Expired	(1,170)	178.200
Options outstanding as of June 30, 2009	1,108,216	4.839
Granted	10,000	1.660
Exercised	(3,325)	1.288
Forfeited	(1,499)	2.851
Expired	-	-
Options outstanding as of December 31, 2009	1,113,392	$4.824	6.85	$-

Options exercisable as of December 31, 2009	720,387	$5.737	6.31	$-

Options exercisable as of December 31, 2009
and options expected to become exercisable	1,086,156	$4.592	7.02	$-

Aggregate intrinsic value of $0 was calculated based on the Company’s closing Common Stock price as of December 31, 2009 of $1.64 per share. Options exercisable as of December 31, 2009 and options expected to become exercisable includes vested options and nonvested options less expected forfeitures.

A summary of the status of the Company’s nonvested options and restricted stock units as of December 31, 2009 and changes during the six months then ended is presented below:

		Weighted		Weighted
		Average	Restricted	Average
	Options	Grant-Date	Stock Units	Grant-Date
	Outstanding	Fair Value	Outstanding	Fair Value
Outstanding as of June 30, 2009	$479,113	$1,547,812	$150,714	$861,990
Granted	10,000	16,527	30,000	46,800
Vested	(95,608)	(426,688)	(30,803)	(193,715)
Forfeited	(500)	(607)	(16,237)	(102,972)
Outstanding as of December 31, 2009	$393,005	$1,137,044	$133,674	$612,103

Share-Based Compensation

The Company awarded a total of 305,586 restricted stock units (“RSUs”) to certain officers during the year ended June 30, 2008. In addition 30,000 RSUs were granted in December 2009. The RSUs were granted pursuant to the 2003 Plan and vest on a monthly basis. The vesting periods on the RSU grants range from three to four years. The fair value of the RSUs range from $1.56 to $6.95 per share, for a total fair value of $1,936,000. Share-based compensation charges associated with the RSUs were recorded in the amount of $149,000 and $297,000 for the three and six months ended December 31, 2009 and $148,000 and $296,000 for the three and six months ended December 31, 2008.

The Company records the issuance of shares of Common Stock as RSUs vest. During the three and six months ended December 31, 2009, 15,026 and 30,803 shares of Common Stock, respectively, were issued as a result of the vesting of RSUs. During the three and six months ended December 31, 2008, 23,520 and 47,040 shares of Common Stock, respectively, were issued as a result of the vesting of RSUs.

The consolidated statements of operations include total share-based employee compensation charges resulting from stock option and RSU awards in the amount of $376,000 and $723,000, respectively, for the three and six months ended December 31, 2009 and $301,000 and $610,000, respectively, for the three and six months ended December 31 2008, respectively. Amounts charged to operations are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Research and development	$38	$32	$73	$63
Sales and marketing	81	63	157	126
General and administrative	257	206	493	421
	$376	$301	$723	$610

8. Commitments and Contingencies

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $115,000 and $250,000 for the three and six months ended December 31, 2009 and was approximately $132,000 and $266,000 for the three and six months ended December 31, 2008, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of December 31, 2009 are as follows:

Year ending June 30,	(in thousands)
2010	$217
2011	442
2012	423
2013	256
2014	3
$1,341

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

9. Segment Information

Voxware’s international operations team headquartered in England serves all customers outside of North America but historically focuses primarily on the United Kingdom. As of December 31, 2009, Voxware’s international operations team consisted of 9 employees, all of which are located in England and France. Long-lived assets supporting the international operations, consisting of computer hardware, furniture and fixtures were not a material component of total long-lived assets as of December 31, 2009.

The distribution of revenues between North American and International operations is as follows:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2009		2008		2009		2008
	($ in thousands)				($ in thousands)
Total revenues
North American operations	$2,517	75%	$2,237	65%	$4,577	75%	$4,474	67%
International operations	847	25%	1,212	35%	1,534	25%	2,229	33%
	$3,364	100%	$3,449	100%	$6,111	100%	$6,703	100%

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

The following charges associated with the December 2008 staff reduction are included in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Cost of service revenues	$-	$35	$-	$35
Research and development	-	27	-	27
Sales and marketing	-	18	-	18
General and administrative	-	1	-	1
	$-	$81	$-	$81

11. Subsequent Events

On January 20, 2010, the Company commenced a formal tender offer which allows its employees to exchange certain outstanding options to purchase shares of the Company’s common stock for new nonqualified options to purchase fewer shares of common stock with an exercise price per share equal to the closing price per share of the Company’s common stock on the new grant date. An option will be eligible for exchange in the tender offer if it (i) was granted under the Company’s 2003 Stock Incentive Plan, as amended and restated, (ii) has an exercise price per share equal to or greater than $2.25, (iii) is held by an active employee of the Company or its subsidiaries, including its executive officers and non-employee members of its Board of Directors, but excluding those who have resigned or given or received a written notice of their termination at any time before the expiration of the tender offer and (iv) is outstanding on the expiration date of the tender offer. Each option that is eligible for exchange in the tender offer will be canceled and a replacement option to purchase that number of shares of the Company's common stock determined by dividing the number of shares of common stock underlying the canceled eligible option by 1.15 and rounding down to the next whole share. The replacement options will vest in accordance with the vesting schedule currently in place for the eligible option it replaces. All eligible options that are tendered for exchange will be canceled on the date on which the tender offer expires, and the replacement options will be granted on the first business day thereafter. Subject to satisfaction of the conditions to the offer, the Company currently anticipates that the tender offer will expire on February 25, 2010, unless it decides to extend the tender offer. If an eligible option is not tendered for exchange in the tender offer, such eligible option will remain outstanding in accordance with its terms currently in effect. As of January 19, 2010 (the day prior to commencement of the tender offer), options to purchase 822,591 shares of the Company’s common stock were outstanding that were eligible for exchange in the tender offer.

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

The continued deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, our quarterly revenues in fiscal 2009 and the first two quarters of fiscal 2010 were adversely affected and the remaining quarters in fiscal 2010 could be lower than those in 2009.

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

On June 29, 2009, we received an equity infusion of $2.5 million from our two principal investors. On June 29, 2009, we entered into a Securities Purchase Agreement with Co-Investment Fund II, L.P. (a Cross Atlantic Technology Fund entity) and Edison Venture Fund V, L.P., pursuant to which we issued and sold an aggregate of 1,428,571 shares of the our Common Stock, at a purchase price of $1.75 per share, and warrants to purchase up to 142,857 shares of Common Stock, which became exercisable six months after the date of issuance and shall expire three years from the date of issuance, December 30, 2009, at an exercise price of $2.50 per share.

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

We may need to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. Due to the recent downturn in the economy, there can be no assurances that financing will be available on terms acceptable to us, if at all. However, due to a general trend providing greater emphasis on sales of higher margin product and given our efforts to reduce costs, as well as having $2.8 million in cash and $1.5 million in debt availability, we believe that we have adequate capital resources available to fund our operations through December 31, 2010.

Critical Accounting Policies:

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our consolidated balance sheets, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, warranty costs, impairments, inventory, share-based compensation and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
Revenues are generated from licensing application software, selling related computer hardware and accessories and providing services, including professional deployment, configuration, customized application development, training services, software maintenance, extended hardware warranty and technical support services.

Product revenues consist of software license fees, sales of related computer hardware and accessories and extended hardware warranties. Revenues from the licensing of software are recognized when (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable; and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Revenues from the sale of hardware and accessories are generally recognized upon shipment. Agreements with most direct customers do not include an acceptance period, so revenues from the sale of hardware and accessories and licensing of software in these transactions are recognized upon shipment, with no revenue being recognized until shipment of software. Extended hardware warranty revenues are recognized ratably over the life of the contract, which is generally either one year or three years. Channel partner revenue is recognized when the four criteria set forth above in clauses (i) through (iv) are met. For the collectibility criteria, revenue from each channel partner is deferred until cash is collected unless a pattern of collectibility is established through actual transactions with each specific channel partner.

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

We determine VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of December 31, 2009, we believe that we have realized VSOE of the fair values for maintenance and professional services.

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

Results of Operations

Three months ended December 31, 2009 compared to the three months ended December 31, 2008
(dollars in table are presented in thousands)

	Three Months		Three Months
	Ended		Ended
	December 31,	% of Total	December 31,	% of Total
	2009	Revenue	2008	Revenue	$ Change	% Change
Product revenues	$1,749	52%	$1,985	58%	$(236)	(12%)
Services revenues	1,615	48%	1,464	42%	151	10%
Total revenues	3,364	100%	3,449	100%	(85)	(2%)

Cost of product revenues	743	22%	772	22%	(29)	(4%)
Cost of services revenues	531	16%	876	25%	(345)	(39%)
Total cost of revenues	1,274	38%	1,648	48%	(374)	(23%)

Gross profit	2,090	62%	1,801	52%	289	16%

Research and development	748	23%	1,013	29%	(265)	(26%)
Sales and marketing	976	29%	1,451	42%	(475)	(33%)
General and administrative	864	26%	1,025	30%	(161)	(16%)
Total operating expenses	2,588	78%	3,489	101%	(901)	(26%)

Operating loss	(498)	(16%)	(1,688)	(49%)	1,190	70%

Interest expense, net	(30)	0%	(3)	(0%)	(27)	(900%)
Loss before income taxes	(528)	(16%)	(1,691)	(49%)	1,163	69%

Provision for income taxes	-	0%	(2)	(0%)	2	100%

Net loss	$(528)	(16%)	$(1,693)	(49%)	$1,165	69%

The components of gross profit for the three months ended December 31, 2009 and 2008 are as follows:

	Three Months Ended
	December 31,		Difference
	2009	2008	$	%
	(in thousands)		(in thousands)
Product revenues
Software licenses	$426	$541	$(115)	(21%)
Hardware units and accessories	1,047	1,137	(90)	(8%)
Extended hardware warranties	226	239	(13)	(5%)
Royalties	50	68	(18)	(26%)
	1,749	1,985	(236)	(12%)

Cost of product revenues
Software licenses	4	18	(14)	(78%)
Hardware units and accessories	647	685	(38)	(6%)
Extended hardware warranties	92	69	23	33%
	743	772	(29)	(4%)
Gross Profit from product revenues	1,006	1,213	(207)	(17%)

Services revenues
Professional services	439	413	26	6%
Software maintenance services	1,131	1,006	125	12%
Billable travel	45	45	-	0%
	1,615	1,464	151	10%

Cost of services revenues
Professional services	313	614	(301)	(49%)
Software maintenance services	187	212	(25)	(12%)
Billable travel	31	50	(19)	(38%)
	531	876	(345)	(39%)
Gross Profit from services revenues	1,084	588	496	84%

Gross Profit	$2,090	$1,801	$289	16%

Revenues

Total revenues were $3,364,000 for the three months ended December 31, 2009 compared to total revenues of $3,449,000 for the three months ended December 31, 2008. The $85,000 (2%) decrease in total revenues is primarily due to decreases of $90,000 (8%) in revenues generated from the sale of hardware units and related accessories, $115,000 (21%) in licensing of software $13,000 (5%) in extended hardware warranties and $18,000 (26%) in royalties, offset by an increase of $26,000 (6%) in professional services and $125,000 (12%) in software maintenance services. Product revenues accounted for 52% of revenues during the three months ended December 31, 2009 as compared to 58% during the three months ended December 31, 2008. Service revenues accounted for 48% of revenue during the three months ended December 31, 2009 as compared to 42% during the three months ended December 31, 2008.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranties and royalties from our speech compression technology. Total product revenues decreased $236,000 (12%) to $1,749,000 during the three months ended December 31, 2009 from $1,985,000 in the three months ended December 31, 2008. The decrease in product revenues during the three months ended December 31, 2009 was primarily due to decreases in hardware units and accessories sold and related software licenses compared to the three months ended December 31, 2008. The decrease in hardware units and hardware accessories sold was primarily due to certain customer sites purchasing hardware units from other vendors during the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. Software licenses contributed 24% of product revenues during the three months ended December 31, 2009 as compared to 27% during the three months ended December 31, 2008. Hardware units and accessories accounted for 60% of product revenues during the three months ended December 31, 2009 as compared to 57% during the three months ended December 31, 2008. Accessories generally provide higher gross margin percentages than hardware unit sales. Accessories accounted for 72% of hardware revenues during the three months ended December 31, 2009 as compared to 66% of hardware revenues for the three months ended December 31, 2008.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities and travel charges billed to customers for costs incurred while providing services. For the three months ended December 31, 2009, services revenues totaled $1,615,000, an increase of $151,000 (10%) from services revenues of $1,464,000 for the three months ended December 31, 2008. Professional services increased $26,000 (6%) from $413,000 during the three months ended December 31, 2008 to $439,000 during the three months ended December 31, 2009. The increase in professional services reflects the increase in the number of new sites at which our solutions were implemented during the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. Voxware 3 provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, professional services revenues for new customers may decline in the future. Software maintenance support services increased $125,000 (12%) from $1,006,000 during the three months ended December 31, 2008 to $1,131,000 during the three months ended December 31, 2009. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold and remain in effect.

Cost of Revenues

Total cost of revenues decreased $374,000 (23%) from $1,648,000 for the three months ended December 31, 2008 to $1,274,000 for the three months ended December 31, 2009.

Cost of product revenues decreased $29,000 (4%) from $772,000 in the three months ended December 31, 2008, to $743,000 in the three months ended December 31, 2009. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is the cost associated with our team responsible for testing, shipping, supporting and managing third party hardware. This team was comprised of three individuals as of December 31, 2009 and four individuals as of December 31, 2008. The decrease in cost of product revenues is primarily attributable to a decrease of $39,000 for direct material costs and freight charges. These cost reductions were primarily due to a decrease in sales of computer hardware units and related accessories during the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our customer support and professional services staff was comprised of 10 individuals as of December 31, 2009, as compared to 19 individuals as of December 31, 2008. Four positions were eliminated in December 2008 in response to the decline in our revenues during the period and others departed during fiscal year 2009. Cost of services revenues decreased $345,000 (39%) from $876,000 in the three months ended December 31, 2008 to $531,000 in the three months ended December 31, 2009. Expenses related to professional services accounted for the majority of the decrease as it decreased $301,000 (49%) from $614,000 in the three months ended December 31, 2008 to $313,000 in the three months ended December 31, 2009.

Operating Expenses

Total operating expenses decreased by $901,000 (26%) to $2,588,000 in the three months ended December 31, 2009 from $3,489,000 in the three months ended December 31, 2008 due in part to lower average head count for the periods. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 45 individuals as of December 31, 2009 and 49 as of December 31, 2008.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite development efforts. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our research and development team was comprised of 19 individuals as of December 31, 2009 and 2008. Three positions were eliminated in December 2008, net of new hires, in response to our decline in revenues during the period. Our research and development expenses decreased $265,000 (26%) to $748,000 in the three months ended December 31, 2009, from $1,013,000 in the three months ended December 31, 2008. The majority of the decrease related to a reduction of $82,000 for outside consultants, $78,000 for labor costs and $38,000 for recruitment costs.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show and other lead generation expenses. Our sales and marketing staff was comprised of 17 individuals as of December 31, 2009 compared to 19 individuals as of December 31, 2008. Three positions were eliminated during December 2008, in response to our decline in revenues during the period. Sales and marketing expenses decreased $475,000 (33%) to $976,000 in the three months ended December 31, 2009 from $1,451,000 in the three months ended December 31, 2008. The decrease in sales and marketing expenses is due primarily to decreases during the three months ended December 31, 2009 of $117,000 in marketing costs, $45,000 in sales meeting and travel expenses and $251,000 in lower commissions expense due to an adjustment to the estimate of accrued commission as of December 31, 2009. In light of reduced revenues caused by global economic conditions, we undertook steps to reduce sales and marketing expenses. We anticipate that sales and marketing expenses during fiscal year 2010 may be less than those costs incurred during fiscal year 2009.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 9 full time employees as of December 31, 2009 compared to 11 full time employees as of December 31, 2008. General and administrative expenses decreased $161,000 (16%) to $864,000 in the three months ended December 31, 2009 from $1,025,000 in the three months ended December 31, 2008. The decrease related to a decrease in labor costs of $42,000, bank service charges of $21,000 and fluctuations in foreign currency exchange rates generated losses of $21,000 during the three months ended December 31, 2009 compared to losses of $217,000 during the three months ended December 31, 2008, a change of $196,000, offset by increases in stock option expense of $53,000 and professional services of $28,000.

Interest Income and Expense

Interest expense is reported net of interest income earned. Net interest expense was $30,000 for the three months ended December 31, 2009, compared to net interest expense of $3,000 for the three months ended December 31, 2008, an increase of $27,000. Interest income decreased $16,000 from $17,000 during the three months ended December 31, 2008 to $1,000 during the three months ended December 31, 2009 due primarily to declining interest rates and lower balances of invested funds. Interest expense increased $11,000 from $20,000 during the three months ended December 31, 2008 to $31,000 during the three months ended December 31, 2009 due primarily to an interest charge related to a sales tax audit relating to previous years.

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

The provision for income taxes was $0 for the three months ended December 31, 2009 and $2,000 for the three months ended December 31, 2008. We had a loss before taxes of $528,000 for accounting purposes during the three months ended December 31, 2009, compared to a loss before taxes of $1,691,000 during the three months ended December 31, 2008.

Six months ended December 31, 2009 compared to the six months ended December 31, 2008
(dollars in table are presented in thousands)

			Six Months
	Six Months Ended		Ended
	December 31,	% of Total	December 31,	% of Total
	2009	Revenue	2008	Revenue	$ Change	% Change
Product revenues	$3,101	51%	$3,805	57%	$(704)	(19%)
Services revenues	3,010	49%	2,898	43%	112	4%
Total revenues	6,111	100%	6,703	100%	(592)	(9%)

Cost of product revenues	1,223	20%	1,622	24%	(399)	(25%)
Cost of services revenues	1,116	18%	1,701	25%	(585)	(34%)
Total cost of revenues	2,339	38%	3,323	49%	(984)	(30%)

Gross profit	3,772	62%	3,380	49%	392	12%

Research and development	1,504	25%	2,025	30%	(521)	(26%)
Sales and marketing	2,226	36%	2,931	44%	(705)	(24%)
General and administrative	1,745	29%	2,079	31%	(334)	(16%)
Total operating expenses	5,475	90%	7,035	105%	(1,560)	(22%)

Operating loss	(1,703)	(28%)	(3,655)	(55%)	1,952	53%

Interest expense, net	(40)	(1%)	(6)	(0%)	(34)	(567%)
Loss before income taxes	(1,743)	(29%)	(3,661)	(55%)	1,918	52%

Provision for income taxes	-	0%	(2)	(0%)	2	100%

Net loss	$(1,743)	(29%)	$(3,663)	(55%)	$1,920	52%

The components of gross profit for the six months ended December 31, 2009 and 2008 are as follows:

	Six Months Ended
	December 31,		Difference
	2009	2008	$ change	% change
	(in thousands)		(in thousands)
Product revenues
Software licenses	$872	$779	$93	12%
Hardware units and accessories	1,680	2,398	(718)	(30%)
Extended hardware warranties	484	493	(9)	(2%)
Royalties	65	135	(70)	(52%)
	3,101	3,805	(704)	(19%)

Cost of product revenues
Software licenses	8	20	(12)	(60%)
Hardware units and accessories	1,055	1,474	(419)	(28%)
Extended hardware warranties	160	128	32	25%
	1,223	1,622	(399)	(25%)

Gross Profit from product revenues	1,878	2,183	(305)	(14%)

Services revenues
Professional services	768	810	(42)	(5%)
Software maintenance services	2,166	1,986	180	9%
Billable travel	76	102	(26)	(25%)
	3,010	2,898	112	4%

Cost of services revenues
Professional services	644	1,180	(536)	(45%)
Software maintenance services	411	419	(8)	(2%)
Billable travel	61	102	(41)	(40%)
	1,116	1,701	(585)	(34%)

Gross Profit from services revenues	1,894	1,197	697	58%

Gross Profit	$3,772	$3,380	$392	12%

Revenues

Total revenues were $6,111,000 for the six months ended December 31, 2009 compared to total revenues of $6,703,000 for the six months ended December 31, 2008. The $592,000 (9%) decrease in total revenues is primarily due to decreases of $718,000 (30%) in revenues generated from the sale of hardware units and related accessories, $42,000 (5%) in professional services and $70,000 (52%) in royalties, offset by an increase of $93,000 (12%) in licensing of software and $180,000 (9%) in software maintenance services. Product revenues accounted for 51% of revenues during the six months ended December 31, 2009 as compared to 57% during the six months ended December 31, 2008. Service revenues accounted for 49% of revenue during the six months ended December 31, 2009 as compared to 43% during the six months ended December 31, 2008.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranties and royalties from our speech compression technology. Total product revenues decreased $704,000 (19%) to $3,101,000 during the six months ended December 31, 2009 from $3,805,000 in the six months ended December 31, 2008. The decrease in product revenues during the six months ended December 31, 2009 was primarily due to decreases in hardware units and accessories sold compared to the six months ended December 31, 2008. The decrease in hardware units and hardware accessories sold was primarily due to certain customer sites purchasing hardware units from other vendors during the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. Software licenses contributed 28% of product revenues during the six months ended December 31, 2009 as compared to 20% during the six months ended December 31, 2008. Hardware units and accessories accounted for 54% of product revenues during the six months ended December 31, 2009 as compared to 63% during the six months ended December 31, 2008. Accessories generally provide higher gross margin percentages than hardware unit sales. Accessories accounted for 72% of hardware revenues during the six months ended December 31, 2009 as compared to 65% of hardware revenues for the six months ended December 31, 2008.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities and travel charges billed to customers for costs incurred while providing services. For the six months ended December 31, 2009, services revenues totaled $3,010,000, an increase of $112,000 (4%) from services revenues of $2,898,000 for the six months ended December 31, 2008. Professional services decreased $42,000 (5%) from $810,000 during the six months ended December 31, 2008 to $768,000 during the six months ended December 31, 2009. The decrease in professional services reflects the decrease in the number of new sites at which our solutions were implemented during the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. Voxware 3 provides tools to allow third-party partners to develop voice-enabled logistics solutions independent of our professional services staff. As a result, professional services revenues for new customers may decline in the future. Software maintenance support services increased $180,000 (9%) from $1,986,000 during the six months ended December 31, 2008 to $2,166,000 during the six months ended December 31, 2009. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold and remain in effect.

Cost of Revenues

Total cost of revenues decreased $984,000 (30%) from $3,323,000 for the six months ended December 31, 2008 to $2,339,000 for the six months ended December 31, 2009.

Cost of product revenues decreased $399,000 (25%) from $1,622,000 in the six months ended December 31, 2008, to $1,223,000 in the six months ended December 31, 2009. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is the cost associated with our team responsible for testing, shipping, supporting and managing third party hardware. This team was comprised of three individuals as of December 31, 2009 and four individuals as of December 31, 2008. The decrease in cost of product revenues is primarily attributable to a decrease of $414,000 for direct material costs and freight charges. These cost reductions were primarily due to a decrease in sales of computer hardware units and related accessories during the six months ended December 31, 2009 as compared to the six months ended December 31, 2008.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our customer support and professional services staff was comprised of 10 individuals as of December 31, 2009, as compared to 19 individuals as of December 31, 2008. Four positions were eliminated in December 2008 in response to the decline in our revenues during the period and others departed during fiscal year 2009. Cost of services revenues decreased $585,000 (34%) from $1,701,000 in the six months ended December 31, 2008 to $1,116,000 in the six months ended December 31, 2009. Expenses related to professional services accounted for the majority of the decrease as it decreased $536,000 (45%) from $1,180,000 in the six months ended December 31, 2008 to $644,000 in the six months ended December 31, 2009.

Operating Expenses

Total operating expenses decreased by $1,560,000 (22%) to $5,475,000 in the six months ended December 31, 2009 from $7,035,000 in the six months ended December 31, 2008 due in part to lower average head count during the period and reasons discussed below. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 45 individuals as of December 31, 2009 and 49 as of December 31, 2008.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite development efforts. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our research and development team was comprised of 19 individuals as of December 31, 2009 and 2008. Three positions were eliminated in December 2008, net of new hires, in response to our decline in revenues during the period. Our research and development expenses decreased $521,000 (26%) to $1,504,000 in the six months ended December 31, 2009, from $2,025,000 in the six months ended December 31, 2008. The majority of the decrease related to a reduction of $194,000 for outside consultants, $185,000 for labor costs and $55,000 for recruitment costs.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show and other lead generation expenses. Our sales and marketing staff was comprised of 17 individuals as of December 31, 2009 compared to 19 individuals as of December 31, 2008. Three positions were eliminated during December 2008, in response to our decline in revenues during the period. Sales and marketing expenses decreased $705,000 (24%) to $2,226,000 in the six months ended December 31, 2009 from $2,931,000 in the six months ended December 31, 2008. The decrease in sales and marketing expenses is due primarily to decreases during the six months ended December 31, 2009 of $171,000 in marketing costs, $113,000 in sales meeting and travel expenses, $77,000 in labor costs due to the smaller sales staff and $257,000 in lower commission expense due to reduction in the revenues and changes in the sales mix. In light of reduced revenues caused by global economic conditions, we undertook steps to reduce sales and marketing expenses. We anticipate that sales and marketing expenses during fiscal year 2010 may be less than those costs incurred during fiscal year 2009.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 9 full time employees as of December 31, 2009 compared to 11 full time employees as of December 31, 2008. General and administrative expenses decreased $334,000 (16%) to $1,745,000 in the six months ended December 31, 2009 from $2,079,000 in the six months ended December 31, 2008. The decrease related to a decrease in labor costs of $89,000, provision for doubtful accounts of $35,000 and fluctuations in foreign currency exchange rates generated losses of $45,000 during the six months ended December 31, 2009 compared to losses of $394,000 during the six months ended December 31, 2008, a change of $349,000 offset by increases of $72,000 for stock option expense and $43,000 for professional services.

Interest Income and Expense

Interest expense is reported net of interest income earned. Net interest expense was $40,000 for the six months ended December 31, 2009, compared to net interest expense of $6,000 for the six months ended December 31, 2008, an increase of $34,000. Interest income decreased $33,000 from $34,000 during the six months ended December 31, 2008 to $1,000 during the six months ended December 31, 2009 due primarily to declining interest rates and lower balances of invested funds. Interest expense increased $1,000 from $40,000 during the six months ended December 31, 2008 to $41,000 during the six months ended December 31, 2009 due primarily to an interest charge related to a sales tax audit relating to previous years.

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

The provision for income taxes was $0 for the six months ended December 31, 2009 and $2,000 for the six months ended December 31, 2008. We had a loss before taxes of $1,743,000 for accounting purposes during the six months ended December 31, 2009, compared to a loss before taxes of $3,661,000 during the six months ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had $2,828,000 in cash and cash equivalents, compared to $4,342,000 in cash and cash equivalents as of June 30, 2009, a decrease of $1,514,000 (35%). Our working capital as of December 31, 2009 was $2,118,000 compared to $3,195,000 as of June 30, 2009, a decrease of $1,077,000 (34%).

Net cash used in operating activities totaled $1,017,000 for the six months ended December 31, 2009, primarily consisting of a net loss of $1,743,000 and decreases of $624,000 in accounts payable and accrued expenses, offset by a decrease of $465,000 in accounts receivable and non-cash charges totaling $870,000, consisting of $723,000 of share-based compensation, $135,000 of depreciation and amortization and a $12,000 provision for doubtful accounts. The reduction in accounts payable and accrued expenses is primarily a function of payments of commissions and bonuses accrued as of June 30, 2009. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the period. Share-based compensation charges relate to grants of restricted stock units and stock options. For the six months ended December 31, 2008, net cash used in operating activities totaled $512,000, primarily consisting of a net loss of $3,663,000 and decreases of $803,000 in accounts payable and accrued expenses and $709,000 in deferred revenues. Cash used in operating activities was offset by a decrease of $3,732,000 in accounts receivable and non-cash charges totaling $819,000, consisting of $610,000 of share-based compensation, $162,000 of depreciation and amortization, and a $47,000 provision for doubtful accounts. The reduction in accounts payable and accrued expenses is primarily a function of payments of inventory and bonuses accrued as of June 30, 2008. The decrease in deferred revenues is due primarily to the timing of maintenance billings throughout the year, and the completion of customer implementation projects. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the period.

Net cash used in investing activities totaled $147,000 during the six months ended December 31, 2009 and $69,000 during the six months ended December 31, 2008 due primarily to purchases of property and equipment and $51,000 of capitalized software development costs during the six month period ended December 31, 2009.

Net cash used in financing activities totaled $350,000 during the six months ended December 31, 2009, compared to net cash provided by financing activities of $74,000 during the six months ended December 31, 2008. During the six months ended December 31, 2009, we repaid $325,000 against term loans with SVB, paid $30,000 related to employee taxes for certain cashless exercises of restricted stock units and received proceeds of $5,000 from the exercise of stock options. During the six months ended December 31, 2008, we borrowed $451,000 to fund the purchase of fixed assets and repaid $379,000 against term loans with SVB. We received net proceeds in the amount of $2,000 from the exercise of stock options during the six months ended December 31, 2008.

We initially entered into a credit facility with SVB on December 30, 2003. The following facilities were outstanding during fiscal years 2008 and 2009:

On May 24, 2006, we entered into a Loan and Security Agreement with SVB, or 2006 Facility, providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit, or Revolver and a $1,500,000 Non-Formula Term Loan, or 2006 Term Loan to fund our anticipated working capital needs. The Revolver created by the 2006 Facility was initially available until October 31, 2007. It was extended to February 11, 2009 by the Second Loan Modification Agreement, or SLMA. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of December 31, 2009, amounts outstanding under the Revolver bear interest at prime plus 2.25%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at December 31, 2009 or June 30, 2009.

The 2006 Term Loan is to be repaid in 36 equal monthly payments of principle and interest, commencing on April 1, 2007, and has an outstanding balance of $125,000 at December 31, 2009 and $375,000 at June 30, 2009. Monthly principle payments total approximately $42,000. Amounts outstanding under the 2006 Term Loan bear interest at December 31, 2009 at a rate of 7%, calculated as the greater of 7% or prime plus 3%, as established by the Waiver and Third Loan Modification Agreement, or TLMA with SVB executed on November 17, 2008.

On February 13, 2008, with an effective date of December 27, 2007, we entered into the SLMA with SVB, providing for a new $600,000 revolving equipment line of credit, or Equipment Revolver. The availability under the Equipment Revolver was limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA). The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. Originally, amounts advanced under the Equipment Revolver bore interest at a rate equal to the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%. This rate was revised to the greater of 7% or prime plus 3% by the TLMA. The repayment of the funds drawn against the Equipment Revolver will be made in 36 equal monthly payments of principal and interest beginning August 1, 2008. Amounts outstanding under the Equipment Revolver bear interest at December 31, 2009 at a rate of 7%. The outstanding balance on the Equipment Revolver was $238,000 at December 31, 2009 and $313,000 at June 30, 2009.

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

On June 26, 2009, with an effective date of June 1, 2009, we entered into a Sixth Loan Modification Agreement which extended the Revolver until July 31, 2009. On September 9, 2009, the Company entered in to a Seventh Loan Modification Agreement which extends the maturity, lowers the interest rate to prime plus 2.25% and provides covenants of the Revolver until July 30, 2010.

We continue to expand our partnership channel, with particular emphasis on the development of relationships with mobile computer equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. Using Voxware 3 and VoxBrowser, independent third-party partners are able to develop and deliver voice-enabled logistics solutions on other manufacturers’ hardware. As a result of the partner relationships and product offerings, a greater percentage of revenue may be derived in the future from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. For the six months ended December 31, 2009, we earned gross margin from software licenses of 99%, as compared to 37% for sales of hardware units and related accessories. Partnership channel sales accounted for 8% of our revenues during the six months ended December 31, 2009, compared to 13% during the six months ended December 31, 2008. Software licenses contributed 14% of revenues for the six months ended December 31, 2009, compared to 12% of revenue for the six months ended December 31, 2008. Decreases in the percentage of revenues generated through partnership channels during the six months ended December 31, 2009 represent a departure from trends noted in recent periods. These decreases are primarily attributable to decisions by customers and prospective customers to delay major capital expenditures in light of tight credit markets associated with general worldwide economic conditions. We expect that recent coordinated efforts by federal authorities throughout the world will gradually lead to a general loosening of international credit markets, thus enabling customers and prospective customers to increase levels of capital expenditures. In addition, given the volume and quality of prospective transactions in our sales pipeline, we anticipate a resumption of the trend towards a more profitable mix of revenue prior to the end of fiscal year 2010. However, we can provide no assurance with respect to the timing of this expected long-term trend or whether the trend will be true in any specific period.

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

We may need to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. Due to the recent downturn in the economy, there can be no assurances that financing will be available on terms acceptable to us, if at all. However, due to a general trend providing greater emphasis on sales of higher margin product and given our efforts to reduce costs, as well as having $2.8 million in cash and $1.5 million in debt availability we believe that we have adequate capital resources available to fund our operations through December 31, 2010.

Dilutive Effect of Options and Warrants

As of December 31, 2009, 15,000,000 shares of our Common Stock were authorized, of which 8,041,893 were issued and outstanding. The following table summarizes the potential dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike prices exceed the market value of our Common Stock as of December 31, 2009.

Dilutive Effect of Options and Warrants as of December 31, 2009

Common stock issued and outstanding as of December 31, 2009	8,041,893

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,298,331
Outstanding options to purchase common stock *	1,113,392
Unissued restricted stock units	111,522

Common stock plus dilutive instruments outstanding	10,565,138

Options to purchase common stock available to issue
pursuant to various stock option plans	265,599

Common stock outstanding if all dilutive instruments
are converted and exercised	10,830,737

* Includes all "in-the-money" and "out-of-the-money" warrants and options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. We do not use derivative financial instruments in our investment portfolio. Due to the nature of our investments, we believe that we are not exposed to material risk of interest rate changes. A hypothetical 100 basis point change in interest rates, either positive or negative, would not have had a significant effect on either (i) our cash flows and reported results of operations in the six month periods ended December 31, 2009 and 2008, or (ii) the fair value of our investment portfolios at December 31, 2009 and June 30, 2009.

At December 31, 2009, our cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and stated at fair market value. At December 31, 2009 and June 30, 2009, we held no auction rate securities.

At December 31, 2009, our outstanding debt consisted of two loans in the aggregate amount of $363,000. The Term Loan and Equipment Revolver with SVB had outstanding balances at December 31, 2009 of $125,000 and $238,000, respectively. Interest on both loans at December 31, 2009 was 7%, with the interest rate calculated as the greater of 7% or a rate of prime plus 3%. A hypothetical 100 basis point increase in interest rates would not have had a significant effect on our annual interest expense.

Foreign Currency Exchange Risk

We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. Sales arrangements with international customers are generally denominated in foreign currency, typically British pounds or Euros. For the six month period ended December 31, 2009, approximately 25% of our overall revenue resulted from sales to customers outside the United States. Accounts receivable at December 31, 2009 included balances denominated in British pounds valued at $357,000 and balances denominated in Euros valued at $183,000. During the six months ended December 31, 2009, we recognized a loss of $45,000 from transactions denominated in foreign currency. A hypothetical 10% increase in the value of the U.S. dollar relative to British pound and Euro as of December 31, 2009 would have resulted in an increase to the operating loss of approximately $49,000 for the six months ended December 31, 2009, while a 10% decrease in the value of the U.S. dollar relative to British pound and Euro as of December 31, 2009 would have resulted in a reduction of the operating loss of approximately $60,000.

Item 4(T). Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes during the quarter ended December 31, 2009 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Relating to Our Business and Operations
If we continue to incur operating losses, we may be unable to continue our operations. With the exception of fiscal year 2008, we have incurred operating losses since we started our company in August 1993. The accumulated deficit at December 31, 2009 was $81,309,000. The continued deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, we incurred a net loss of $1,743,000 for the first six months of fiscal 2010. If we incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. One customer accounted for 15% of our total revenues for the six months ended December 31, 2009. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

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

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain personnel hired, our ability to operate our business will be materially adversely affected. On June 30, 2006, the Company accelerated the vesting of outstanding stock options to all of its employees, thereby eliminating a possible reason for employees to remain with us. As of December 31, 2009, 265,599 options to purchase shares of our Common Stock were available for grant to employees. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

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

Risks Relating to Our Securities
The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock traded as high as $2.99 and as low as $1.19 per share between July 1, 2009 and December 31, 2009. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:
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

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investments or make a profit. As of January 31, 2010 these shares include:
  approximately 2,999,000 shares of our Common Stock owned by Edison Venture Fund and 2,047,000 shares of our Common Stock owned by Cross Atlantic Technology Fund Entities; and
  approximately 285,000 shares of our Common Stock owned by our executive officers and directors; and
  approximately 2,515,000 shares of our Common Stock issuable to warrant holders option and RSU holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.
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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders, as well as impacting the price of our Common Stock. As of January 31, 2010, our executive officers, directors and affiliated entities together beneficially own approximately 7,117,000 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders with Edison Venture Fund, or Edison, beneficially owning approximately 3,800,000 shares of our Common Stock and Cross Atlantic Technology Fund Entities, or Cross Atlantic, beneficially owning approximately 2,419,000 shares of our Common Stock. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, because Edison and Cross Atlantic are each Venture Capital Funds, they may require liquidity which could result in transfers and sales of large blocks of our Common Stock. Such transfers and sales could negatively impact the price at which our Common Stock trades on the NASDAQ Capital Market.

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

While we satisfy the requirements for continued listing on the NASDAQ Capital Market as of December 31, 2009, periods of operating losses may adversely affect our ability to maintain minimum required values of stockholders’ equity or Common Stock market value. If we are unable to satisfy the criteria to maintain listing of our Common Stock, our Common Stock could be subject to delisting. Trading, if any, of our Common Stock would thereafter be conducted on the OTC Bulletin Board or in the so-called “Pink Sheets”. As a consequence, it would be far more difficult for our stockholders to trade in our Common Stock, and it may be more difficult to obtain accurate and current information concerning market prices for our Common Stock.

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

Item 4. Submission of Matters to a Vote of Security Holders

On December 10, 2009, the Company held its 2009 Annual Meeting of Stockholders (the “Annual Meeting’). The total number of outstanding shares of common stock entitled to vote at the Annual Meeting was 8,026,867, of which an aggregate of 6,426,839 shares of common stock were present in person or represented by proxy. The Company’s stockholders were asked to consider and vote upon the following five proposals:

     (1) to elect seven directors to the Company’s Board of Directors to serve a one-year term expiring at the next Annual Meeting of Stockholders and until such director’s successor shall have been elected and qualified;

     (2) to amend the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of shares of common stock authorized for issuance from 12,000,000 shares to 15,000,000 shares has been approved;

     (3) to amend the Company’s 2003 Plan to increase the maximum number of shares of common stock reserved for issuance thereunder by an additional 250,000 shares of common stock from 1,534,734 to 1,784,734 shares has been approved;

     (4) to approve an amendment to the Company’s 2003 Plan to allow for a one-time stock option exchange program under which eligible employees and directors would be able to elect to exchange outstanding stock options with an exercise price of $2.25 or greater issued under the Company’s 2003 Plan, as amended, for new options at an exchange rate of 1.15 to 1.00 has been approved; and

     (5) to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010 has been approved.

On December 10, 2009, the inspector of election certified the results of the vote as follows:

Proposal
(1)	Election of each of the nominees for the Board of Directors of the Company:

		For	Withheld
	Joseph A. Allegra	6,412,884 Shares	13,955 Shares

	James L. Alexandre	6,415,032 Shares	11,807 Shares

	Donald R. Caldwell	6,412,914 Shares	13,925 Shares

	Don Cohen	6,412,877 Shares	13,962 Shares

	Robert Olanoff	6,414,995 Shares	11,844 Shares

	David J. Simbari	6,414,995 Shares	11,844 Shares

	Scott J. Yetter	6,415,006 Shares	11,833 Shares

		For	Against	Abstain
(2)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of shares of common stock authorized for issuance from 12,000,000 shares to 15,000,000 shares:	6,401,797 Shares	25,030 Shares	1,600,040 Shares

		For	Against	Abstain
(3)	Amendment to the Company’s 2003 Stock Incentive Plan to increase the maximum number of shares of common stock reserved for issuance thereunder by an additional 250,000 shares of common stock from 1,534,734 to 1,784,734 shares:	5,317,049 Shares	587,436 Shares	2,122,382 Shares

		For	Against	Abstain
(4)	Approval of an amendment to the Company’s 2003 Stock Incentive Plan to allow for a one-time stock option exchange program under which eligible employees and directors would be able to elect to exchange outstanding stock options with an exercise price of $2.25 or greater issued under the Company’s 2003 Stock Incentive Plan, as amended, for new options at an exchange rate of 1.15 to 1.00:	5,317,162 Shares	587,255 Shares	2,122,450 Shares

		For	Against	Abstain
(5)	Ratification of the appointment of BDO Seidman, LLP, as the Company’s independent registered public accounting firm for the year ending June 30, 2010:	6,407,735 Shares	18,808 Shares	1,600,324 Shares

For Proposal 1, each nominee received the affirmative vote of a plurality of the shares of common stock cast by the stockholders present in person or represented by proxy at the Annual Meeting. For Proposal 2, the Company received the affirmative vote of a majority of the shares of common stock outstanding and entitled to vote thereon. For Proposals 3, 4 and 5, the Company received the affirmative vote of a majority of the shares of common stock present ore represented by proxy at the Annual Meeting. Therefore, each proposal was approved by the requisite number of votes at the Annual Meeting.

Item 5. Other Information

On January 20, 2010, the Company commenced a formal tender offer which allows its employees to exchange certain outstanding options to purchase shares of the Company’s common stock for new nonqualified options to purchase fewer shares of common stock with an exercise price per share equal to the closing price per share of the Company’s common stock on the new grant date. An option will be eligible for exchange in the tender offer if it (i) was granted under the Company’s 2003 Stock Incentive Plan, as amended and restated, (ii) has an exercise price per share equal to or greater than $2.25, (iii) is held by an active employee of the Company or its subsidiaries, including its executive officers and non-employee members of its Board of Directors, but excluding those who have resigned or given or received a written notice of their termination at any time before the expiration of the tender offer and (iv) is outstanding on the expiration date of the tender offer. Each option that is eligible for exchange in the tender offer will be canceled and a replacement option to purchase that number of shares of the Company's common stock determined by dividing the number of shares of common stock underlying the canceled eligible option by 1.15 and rounding down to the next whole share. The replacement options will vest in accordance with the vesting schedule currently in place for the eligible option it replaces. All eligible options that are tendered for exchange will be canceled on the date on which the tender offer expires, and the replacement options will be granted on the first business day thereafter. Subject to satisfaction of the conditions to the offer, the Company currently anticipates that the tender offer will expire on February 25, 2010, unless it decides to extend the tender offer. If an eligible option is not tendered for exchange in the tender offer, such eligible option will remain outstanding in accordance with its terms currently in effect. As of January 19, 2010 (the day prior to commencement of the tender offer), options to purchase 822,591 shares of the Company’s common stock were outstanding that were eligible for exchange in the tender offer.

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

Dated: February 12, 2010

VOXWARE, INC.
(Registrant)

By: /s/ Scott J. Yetter
Scott J. Yetter, President and
Chief Executive Officer
(Principal Executive Officer)

By: /s/ William G. Levering III
William G. Levering III
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)