Form 10-Q
period 2010-03-31
VOXWARE INC
filed 2010-05-17
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-------------

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2010.

Class	Number of Shares
Common Stock, $0.001 par value	8,075,328

VOXWARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2010

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

Item 1. Financial Statements

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2010	June 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,353	$4,342
Accounts receivable, net of allowance for doubtful accounts of $174 and
$158 at March 31, 2010 and June 30, 2009, respectively	2,639	3,350
Inventory, net	373	564
Deferred project costs	10	33
Prepaid expenses and other current assets	350	337
Total current assets	6,725	8,626

Property and equipment, net	373	454
Capitalized software development costs	51	-
Other assets	152	184
TOTAL ASSETS	$7,301	$9,264

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$150	$525
Accounts payable and accrued expenses	1,992	2,541
Current portion of deferred revenues	2,693	2,365
Total current liabilities	4,835	5,431
Long-term portion of deferred revenues	105	85
Long-term debt, net of current maturities	50	163
Total liabilities	4,990	5,679

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 15,000,000 shares authorized as of
March 31, 2010 and 12,000,000 shares authorized at June 30, 2009;
8,072,828 and 8,007,766 shares issued and outstanding at
March 31, 2010 and June 30, 2009, respectively	8	8
Additional paid-in capital	84,203	83,143
Accumulated deficit	(81,900)	(79,566)
Total stockholders' equity	2,311	3,585
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,301	$9,264

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Product revenues	$1,842	$2,597	$4,943	$6,402
Services revenues	1,512	1,424	4,522	4,322
Total revenues	3,354	4,021	9,465	10,724

COST OF REVENUES
Cost of product revenues	826	866	2,049	2,488
Cost of services revenues	422	653	1,538	2,354
Total cost of revenues	1,248	1,519	3,587	4,842

GROSS PROFIT	2,106	2,502	5,878	5,882

OPERATING EXPENSES
Research and development	799	864	2,303	2,889
Sales and marketing	1,039	1,289	3,265	4,220
General and administrative	854	898	2,599	2,977
Total operating expenses	2,692	3,051	8,167	10,086

OPERATING LOSS	(586)	(549)	(2,289)	(4,204)

INTEREST EXPENSE, NET	(5)	(10)	(45)	(16)

LOSS BEFORE INCOME TAXES	(591)	(559)	(2,334)	(4,220)

PROVISION FOR INCOME TAXES	-	(1)	-	(3)

NET LOSS	$(591)	$(560)	$(2,334)	$(4,223)

NET LOSS PER SHARE
Basic	$(0.07)	$(0.09)	$(0.29)	$(0.65)
Diluted	$(0.07)	$(0.09)	$(0.29)	$(0.65)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
COMPUTING NET LOSS PER SHARE
Basic	8,063	6,541	8,030	6,517
Diluted	8,063	6,541	8,030	6,517

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,334)	$(4,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204	232
Provision for doubtful accounts	19	55
Share-based compensation charges	1,085	920
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	692	3,449
Inventory	191	(35)
Deferred project costs	23	83
Prepaid expenses and other current assets	(13)	31
Other assets	32	111
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(549)	(802)
Deferred revenues	348	(789)
Net cash used in operating activities	(302)	(968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(123)	(75)
Capitalized software development costs	(51)	-
Net cash used in investing activities	(174)	(75)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	451
Repayment of long-term debt	(488)	(542)
Repurchase of restricted stock for income tax withholdings	(44)	-
Proceeds from exercise of stock options and warrants	19	2
Net cash used in financing activities	(513)	(89)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(989)	(1,132)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,342	3,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,353	$2,371

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$47	$57

The accompanying notes are an integral part of these consolidated financial statements.

Voxware, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The unaudited interim financial statements of Voxware, Inc. and Subsidiaries (“Voxware” or the “Company”) for the three and nine months ended March 31, 2010 and 2009 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8-03 of Regulation S-X under the Securities Act of 1933, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) has become the source of authoritative U.S. GAAP. The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP. In preparing the financial statements, the Company evaluated all events or transactions that occurred after March 31, 2010 through the date the Company issued these consolidated financial statements and determined there were no material events or transactions during this period.

The consolidated balance sheet at June 30, 2009 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

The consolidated statements of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2010, or any other future period.

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

Product revenues consist of software license fees, sales of related computer hardware and accessories and extended hardware warranties. Revenues from the licensing of software are recognized when; (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Revenues from the sale of hardware and accessories are generally recognized upon shipment, with no revenue being recognized until shipment of software. Agreements with most direct customers do not include an acceptance period, so revenues from the sale of hardware and accessories and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenues are recognized ratably over the life of the contract, which is generally either one year or three years. Channel partner revenue is recognized when the four criteria set forth above are met. For the collectibility criteria, revenue from each channel partner is deferred until cash is collected unless a pattern of collectibility is established through actual transactions with each specific channel partner.

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

The Company determines VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of March 31, 2010, the Company believes that it has realized VSOE of the fair values for maintenance and professional services.

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

Research and Development
Research and development expenditures are charged to operations as incurred. In accordance with ASC 985, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Technological feasibility is evidenced by a detailed program design or the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to ASC 985, the working model is generally deemed to exist with commencement of beta testing. The Company capitalized $0 and $51,000 of costs during the three and nine months ended March 31, 2010, respectively. No costs associated with the development of software products were capitalized during the three and nine months ended March 31, 2009.

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

One customer accounted for 15% and 18% of total revenues for the nine months ended March 31, 2010 and 2009, respectively and 13% of accounts receivable as at March 31, 2010. As of June 30, 2009, two separate customers accounted for 15% and 11% of accounts receivable.

Inventory
Inventory purchases and purchase commitments are based upon forecasts of future demand. Voxware values its inventory at the lower of average cost or net realizable value. If the Company believes that demand no longer allows it to sell inventory above cost, or at all, then the Company values its inventory at its net realizable value or writes off excess inventory levels. If customer demand subsequently differs from the Company’s forecasts, requirements for inventory write-offs could differ from its estimates.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010 and June 30, 2009, there was no accrued interest related to uncertain tax positions.

Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260. Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. As the Company had a net loss during the three and nine months ended March 31, 2010 and 2009, the impact of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 375,000 and 529,000 shares at March 31, 2010 and 2009, respectively, is anti-dilutive and as such, have been excluded from the calculation of diluted net loss per share.

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
At March 31, 2010, the Company held $1,424,000 in money market funds which are valued in accordance with Level 1 and are included in cash and cash equivalents. The Company has outstanding debt as of March 31, 2010 aggregating $200,000, which is at variable interest rates. The Company believes that the carrying value approximates fair value of the debt as of March 31, 2010.

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

In July 2009, the FASB issued guidance now codified as ASC 105 with regard to U.S. GAAP. With the issuance of ASC 105, the ASC becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC. The ASC does not change current U.S. GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The ASC is effective for interim and annual periods ending after September 15, 2009, and was effective for the Company’s first quarter of fiscal year 2010.

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
  The delivered items have value to the customer on a standalone basis; and
  If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.
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
  VSOE of the selling price – verifiable specific objective evidence;
  Third-party evidence (“TPE”) of the selling price – prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers; and
  Best estimate of the selling price.

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

3. Gross Profit

The components of gross profit for the three and nine months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Product revenues
Software licenses	$354	$1,006	$1,226	$1,785
Hardware units and accessories	1,190	1,275	2,870	3,673
Extended hardware warranties	235	266	719	759
Royalties	63	50	128	185
	1,842	2,597	4,943	6,402
Cost of product revenues
Software licenses	6	12	14	32
Hardware units and accessories	732	769	1,787	2,243
Extended hardware warranties	88	85	248	213
	826	866	2,049	2,488
Gross Profit from product revenues	1,016	1,731	2,894	3,914

Services revenues
Professional services	372	369	1,140	1,179
Software maintenance services	1,084	1,024	3,250	3,010
Billable travel	56	31	132	133
	1,512	1,424	4,522	4,322
Cost of services revenues
Professional services	222	393	866	1,573
Software maintenance services	174	216	585	635
Billable travel	26	44	87	146
	422	653	1,538	2,354
Gross Profit from services revenues	1,090	771	2,984	1,968

Gross Profit	$2,106	$2,502	$5,878	$5,882

4. Inventory

The components of our inventory as of March 31, 2010 and June 30, 2009 are:

	March 31, 2010	June 30, 2009
	(in thousands)
Raw materials	$13	$6
Work in process	13	15
Finished goods	369	558
Less: inventory reserve	(22)	(15)
Inventory - net	$373	$564

5. Debt

The Company initially entered into a credit facility with Silicon Valley Bank (“SVB”) on December 30, 2003. The following facilities were outstanding during fiscal years 2009 and 2010:

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB (“2006 Facility”), providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit ("Revolver") and a $1,500,000 Non-Formula Term Loan ("2006 Term Loan") to fund the Company's anticipated working capital needs. The Revolver created by the 2006 Facility was initially available until October 31, 2007. It was extended to February 11, 2009 by the Second Loan Modification Agreement (“SLMA”). The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of March 31, 2010, amounts outstanding under the Revolver bear interest at prime plus 2.25%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at March 31, 2010 or June 30, 2009. The 2006 Term Loan is to be repaid in 36 equal monthly payments of principle and interest, commencing on April 1, 2007, and had an outstanding balance of $0 at March 31, 2010 and $375,000 at June 30, 2009. Monthly principle payments had totaled approximately $42,000 prior to being fully repaid in March 2010. Amounts outstanding under the 2006 Term Loan bore interest at March 31, 2010 at a rate of 7%, calculated as the greater of 7% or prime plus 3%, as established by the Waiver and Third Loan Modification Agreement (“TLMA”) with SVB executed on November 17, 2008.

On February 13, 2008, with an effective date of December 27, 2007, the Company entered into the SLMA with SVB, providing for a new $600,000 revolving equipment line of credit (“Equipment Revolver”). The availability under the Equipment Revolver was limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA). The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. Originally, amounts advanced under the Equipment Revolver bore interest at a rate equal to the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%. This rate was revised to the greater of 7% or prime plus 3% by the TLMA. The repayment of the funds drawn against the Equipment Revolver is to be made in 36 equal monthly payments of principal and interest beginning August 1, 2008. Amounts outstanding under the Equipment Revolver bear interest at March 31, 2010 at a rate of 7%. The outstanding balance on the Equipment Revolver was $200,000 at March 31, 2010 and $313,000 at June 30, 2009.

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

On June 26, 2009, with an effective date of June 1, 2009, the Company entered into a Sixth Loan Modification Agreement which extended the Revolver until July 31, 2009. On September 9, 2009, the Company entered into a Seventh Loan Modification Agreement which extends the maturity, lowers the interest rate to prime plus 2.25% and provides covenants of the Revolver until July 30, 2010. The Company is in discussions with SVB to further extend the maturity, although there can be no assurance that such facility will be extended. The financial covenant is a minimum cash balance, as defined in the Revolver. The Company is in compliance with the covenant as of March 31, 2010.

Future minimum payments under the credit facility are as follows as of March 31, 2010 (in thousands):

Silicon Valley Bank
Equipment Revolver
Short Term	$150
Long Term	50
Total Debt	$200

6. Common Stock and Common Stock Warrants

The Company has 15,000,000 authorized shares (increased from 12,000,000 as approved by the Company’s stockholders in December 2009) of Common Stock, of which 8,072,828 and 8,007,766 were outstanding as of March 31, 2010 and June 30, 2009, respectively.

As of March 31, 2010, the Company had warrants outstanding to purchase 1,298,331 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $5.76 per share. All of the warrants outstanding as of March 31, 2010 were granted in conjunction with private equity transactions occurring between 2003 and 2009. A summary of the Company’s outstanding warrants as of March 31, 2010 is presented below:

		Weighted
		Average
	Number of	Exercise Price
Expiration Date	Shares	Per Share
August 2010	43,527	$5.432
June 2012	142,857	2.500
June 2013	67,223	2.250
December 2013	888,890	2.250
April 2014	155,834	0.150
Total Warrants Outstanding	1,298,331	$2.132

7. Stock Options and Share-Based Compensation

Stock Option Plans

As of March 31, 2010, options to purchase 971,588 shares of Common Stock were outstanding under plans approved by the Company’s stockholders in 1994 and 2003 and amended by the Company’s stockholders in December 2007 and December 2009 (the “Option Plans”). In addition, 399,188 options are available for grant under the Option Plans.

On January 20, 2010, the Company commenced a formal tender offer which allowed its employees to exchange certain outstanding options to purchase shares of the Company’s common stock for new nonqualified options to purchase fewer shares of common stock with an exercise price per share equal to the closing price per share of the Company’s common stock on the new grant date. An option was eligible for exchange in the tender offer if it (i) was granted under the Company’s 2003 Stock Incentive Plan, as amended and restated, (ii) had an exercise price per share equal to or greater than $2.25, (iii) was held by an active employee of the Company or its subsidiaries, including its executive officers and non-employee members of its Board of Directors, but excluding those who had resigned or given or received a written notice of their termination at any time before the expiration of the tender offer and (iv) was outstanding on the expiration date of the tender offer. Each option that was eligible for exchange in the tender offer that was properly tendered was canceled and a replacement option to purchase that number of shares of the Company's common stock determined by dividing the number of shares of common stock underlying the canceled eligible option by 1.15 and rounding down to the next whole share was issued. The replacement options vest in accordance with the vesting schedule in place for the eligible option it replaced at the time of exchange. All eligible options that were tendered for exchange were canceled on February 25, 2010, and the replacement options were granted on February 26, 2010. Any eligible option not tendered for exchange in the tender offer remains outstanding in accordance with its terms. On February 26, 2010, pursuant to the offer, the Company cancelled options to purchase 806,596 shares of common stock and granted the replacement options to purchase 701,334 shares of common stock. Each option has a new seven-year term and has an exercise price of $1.50 per share. There was no additional compensation expense that had to be recognized in the financial statements on account of this transaction.

Information regarding option activity for the nine months ended March 31, 2010 under the Option Plans is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Instrinsic
	Outstanding	Per Share	Term in Years	Value
Options outstanding as of June 30, 2009	1,108,216	4.839
Granted	15,000	1.607
Exercised	(18,325)	1.036
Forfeited	(28,041)	2.851
Cancelled under exchange program	(806,596)	5.377
Reissued under exchange program	701,334	1.500
Expired	-	-
Options outstanding as of March 31, 2010	971,588	$1.972	6.85	$-

Options exercisable as of March 31, 2010	663,479	$2.264	6.92	$-

Options exercisable as of March 31, 2010 and options expected to become exercisable	954,090	$1.985	7.28	$-

Aggregate intrinsic value of $0 was calculated based on the Company’s closing Common Stock price as of March 31, 2010 of $1.50 per share. Options exercisable as of March 31, 2010 and options expected to become exercisable includes vested options and nonvested options less expected forfeitures.

A summary of the status of the Company’s nonvested options and restricted stock units as of March 31, 2010 and changes during the nine months then ended is presented below:

		Weighted		Weighted
		Average	Restricted	Average
	Options	Grant-Date	Stock Units	Grant-Date
	Outstanding	Fair Value	Outstanding	Fair Value
Outstanding as of June 30, 2009	479,113	$1,547,812	150,714	$861,990
Granted	15,000	23,981	30,000	46,800
Vested	(157,373)	(651,957)	(46,776)	(291,811)
Net cancelled under exchange program	(20,506)	-	-	-
Forfeited	(8,125)	(17,944)	(53,822)	(200,859)
Outstanding as of March 31, 2010	308,109	$901,892	80,116	$416,120

Share-Based Compensation

The Company awarded a total of 305,586 restricted stock units (“RSUs”) to certain officers during the year ended June 30, 2008. In addition 30,000 RSUs were granted in December 2009. The RSUs were granted pursuant to the 2003 Plan and vest on a monthly basis. The vesting periods on the RSU grants range from three to four years. The fair value of the RSUs range from $4.39 to $6.95 per share, for a total fair value of $1,936,000. Share-based compensation charges associated with the RSUs were recorded in the amount of $152,000 and $448,000 for the three and nine months ended March 31, 2010 and $148,000 and $444,000 for the three and nine months ended March 31, 2009.

The Company records the issuance of shares of Common Stock as RSUs vest. During the three and nine months ended March 31, 2010, 15,934 and 46,737 shares of Common Stock, respectively, were issued as a result of the vesting of RSUs. During the three and nine months ended March 31, 2009, 23,520 and 70,560 shares of Common Stock, respectively, were issued as a result of the vesting of RSUs.

The consolidated statements of operations include total share-based employee compensation charges resulting from stock option and RSU awards in the amount of $362,000 and $1,085,000, respectively, for the three and nine months ended March 31, 2010 and $310,000 and $920,000, respectively, for the three and nine months ended March 31, 2009, respectively. Amounts charged to operations are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Research and development	$40	$35	$113	$98
Sales and marketing	77	67	234	193
General and administrative	245	208	738	629
	$362	$310	$1,085	$920

8. Commitments and Contingencies

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $132,000 and $383,000 for the three and nine months ended March 31, 2010 and was approximately $129,000 and $394,000 for the three and nine months ended March 31, 2009, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of March 31, 2010 are as follows:

Year ending June 30,	(in thousands)
2010	$108
2011	442
2012	423
2013	256
2014	3
$1,232

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

9. Segment Information

Voxware’s international operations team headquartered in England serves all customers outside of North America, but historically focuses primarily on the United Kingdom. As of March 31, 2010, Voxware’s international operations team consisted of 8 employees, all of which are located in England and France. Long-lived assets supporting the international operations, consisting of computer hardware, furniture and fixtures were not a material component of total long-lived assets as of March 31, 2010.

The distribution of revenues between North American and International operations is as follows:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2010		2009		2010		2009
	($ in thousands)				($ in thousands)
Total revenues
North American operations	$2,338	70%	$3,334	83%	$6,915	73%	$7,808	73%
International operations	1,016	30%	687	17%	2,550	27%	2,916	27%
	$3,354	100%	$4,021	100%	$9,465	100%	$10,724	100%

10. Cost Restructuring

In December 2008, the Company reduced its staff to bring costs more in line with anticipated revenues. In conjunction with the staff reduction, 13 positions were eliminated in December (including one part-time position) and one position was scheduled for elimination during the three months ending March 31, 2009. Employment termination charges totaling $81,000 were accrued during the three months ended December 31, 2008, all of which was paid during the period. $71,000 of the termination charges related to North American operations and $10,000 of the termination charges related to International operations.

The following charges associated with the December 2008 staff reduction are included in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Cost of service revenues	$-	$-	$-	$35
Research and development	-	-	-	27
Sales and marketing	-	-	-	18
General and administrative	-	11	-	12
	$-	$11	$-	$92

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

Voxware 3 is a unique product in the supply chain market as it combines (1) a studio for designing and configuring voice solutions, (2) an open, standards-based environment and (3) a patented software technology for managing speech recognition within a web browser architecture. By using technology that leverages open, web-centric standards to integrate voice solutions within their overall information technology infrastructures with a system that is configurable and adaptable, our customers can respond to change rapidly. Thus, we find our customers achieve benefits faster with less cost since they can implement our systems more rapidly with lesser resources.

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

Our revenues are generated primarily from software license fees, maintenance fees, professional services and hardware products sales to both our end customers and Value Added Resellers, or VAR.

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

As part of our business transition, we stopped manufacturing our own proprietary hardware and, instead, have partnered with major mobile computing equipment manufacturers such as Motorola, Inc. and LXE, Inc., a subsidiary of EMS Technologies, Inc. One implication of this strategy is that we expect the portion of our revenues associated with proprietary hardware sales to diminish as a percentage of total revenues over time as we transition to a software-centric business model. In addition, we expect that a greater percentage of our hardware revenues will be derived from the sales of accessories, rather than hardware units. However, we can provide no assurance as to the rate of this anticipated shift of revenue sources, and we expect the rate to continue to fluctuate from period to period.

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

The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, our quarterly revenues in fiscal 2009 and the first three quarters of fiscal 2010 were adversely affected and the remaining quarter in fiscal 2010 could be lower than the corresponding period in 2009.

However, our customer base continues to expand, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings and new customers brought to us through direct sales efforts, VARs and other channel partners. We expect the majority of revenues will come from existing customers for at least the remainder of fiscal year 2010, but that revenues from new customers, including those brought to us through VARs and other channel partners, will grow faster than revenues from existing customers. We can provide no assurances that revenues earned in any given fiscal quarter or year will exceed the preceding fiscal quarter or year. Furthermore, we anticipate that in some fiscal quarters and years, costs will exceed revenues.

On June 29, 2009, with an effective date of June 1, 2009, we entered into a Sixth Loan Modification Agreement with Silicon Valley Bank, (“SVB”), which, among other things extended the maturity of a $1,500,000 revolving line of credit, or the Revolver, until July 31, 2009. On September 9, 2009, we entered into a Seventh Loan Modification Agreement that, among other things, lowered the interest rate to prime plus 2.25% and extended the maturity of the Revolver until July 30, 2010. In addition, this modification revised certain financial covenants under the Loan Agreement entered into between us and SVB in 2006.

On June 29, 2009, we received an equity infusion of $2.5 million from our two principal investors. On June 29, 2009, we entered into a Securities Purchase Agreement with Co-Investment Fund II, L.P. (a Cross Atlantic Technology Fund entity) and Edison Venture Fund V, L.P., pursuant to which we issued and sold an aggregate of 1,428,571 shares of the our Common Stock, at a purchase price of $1.75 per share, and warrants to purchase up to 142,857 shares of Common Stock, which became exercisable six months after the date of issuance and shall expire three years from the date of issuance at an exercise price of $2.50 per share.

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

The Company is in discussions with SVB to further extend the maturity of the Revolver with SVB, although there can be no assurance that such facility will be extended. We may need to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. Due to the recent downturn in the economy, there can be no assurances that financing will be available on terms acceptable to us, if at all. However, due to a general trend providing greater emphasis on sales of higher margin product and given our efforts to reduce costs, as well as having $3.4 million in cash and $1.5 million in debt availability, we believe that we have adequate capital resources available to fund our operations through March 31, 2011.

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

Product revenues consist of software license fees, sales of related computer hardware and accessories and extended hardware warranties. Revenues from the licensing of software are recognized when; (i) a signed contract or other persuasive evidence of an arrangement exists; (ii) the product has been shipped or electronically delivered; (iii) the license fee is fixed and determinable and (iv) collection of the resulting receivable is probable. This generally occurs upon shipment of software or completion of the implementation, if applicable, provided collection is determined to be probable and there are no significant post-delivery obligations. If an acceptance period is required to ensure satisfactory delivery of the application software solution, as may occur for the initial site implementation for new direct-sales customers, revenues are recognized upon customer acceptance. Agreements with most direct customers do not include an acceptance period, so revenues from the sale of hardware and accessories and licensing of software in these transactions are recognized upon shipment. Extended hardware warranty revenues are recognized ratably over the life of the contract, which is generally either one year or three years. Channel partner revenue is recognized when the four criteria set forth above in clauses (i) through (iv) are met. For the collectibility criteria, revenue from each channel partner is deferred until cash is collected unless a pattern of collectibility is established through actual transactions with each specific channel partner.

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

We determine VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of March 31, 2010, we believe that we have realized VSOE of the fair values for maintenance and professional services.

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

Results of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009
(dollars in table are presented in thousands)

	Three Months			Three Months
	Ended	% of Total		Ended	% of Total
	March 31, 2010	Revenue		March 31, 2009	Revenue		$ Change	% Change
Product revenues	$1,842	55%		$2,597	65%		$(755)	(29%	)
Services revenues	1,512	45%		1,424	35%		88	6%
Total revenues	3,354	100%		4,021	100%		(667)	(17%	)

Cost of product revenues	826	24%		866	22%		(40)	(5%	)
Cost of services revenues	422	13%		653	16%		(231)	(35%	)
Total cost of revenues	1,248	37%		1,519	38%		(271)	(18%	)

Gross profit	2,106	63%		2,502	62%		(396)	(16%	)

Research and development	799	24%		864	22%		(65)	(8%	)
Sales and marketing	1,039	31%		1,289	32%		(250)	(19%	)
General and administrative	854	25%		898	22%		(44)	(5%	)
Total operating expenses	2,692	80%		3,051	76%		(359)	(12%	)

Operating loss	(586)	(17%	)	(549)	(14%	)	(37)	(7%	)

Interest (expense) income, net	(5)	(1%	)	(10)	(0%	)	5	50%
Loss before income taxes	(591)	(18%	)	(559)	(14%	)	(32)	(6%	)

Provision for income taxes	-	0%		(1)	(0%	)	1	100%

Net loss	$(591)	(18%	)	$(560)	(14%	)	$(31)	(6%	)

The components of gross profit for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,		Difference
	2010	2009	$	%
	(in thousands)		(in thousands)
Product revenues
Software licenses	$354	$1,006	$(652)	(65%)
Hardware units and accessories	1,190	1,275	(85)	(7%)
Extended hardware warranties	235	266	(31)	(12%)
Royalties	63	50	13	26%
	1,842	2,597	(755)	(29%)

Cost of product revenues
Software licenses	6	12	(6)	(50%)
Hardware units and accessories	732	769	(37)	(5%)
Extended hardware warranties	88	85	3	4%
	826	866	(40)	(5%)

Gross Profit from product revenues	1,016	1,731	(715)	(41%)

Services revenues
Professional services	372	369	3	1%
Software maintenance services	1,084	1,024	60	6%
Billable travel	56	31	25	81%
	1,512	1,424	88	6%

Cost of services revenues
Professional services	222	393	(171)	(44%)
Software maintenance services	174	216	(42)	(19%)
Billable travel	26	44	(18)	(41%)
	422	653	(231)	(35%)

Gross Profit from services revenues	1,090	771	319	41%

Gross Profit	$2,106	$2,502	$(396)	(16%)

Revenues

Total revenues were $3,354,000 for the three months ended March 31, 2010 compared to total revenues of $4,021,000 for the three months ended March 31, 2009. The $667,000 (17%) decrease in total revenues is primarily due to decreases of $652,000 (65%) in licensing of software, $85,000 (7%) in revenues generated from the sale of hardware units and related accessories and $31,000 (12%) in extended hardware warranties offset in part by an increase of $60,000 (6%) in software maintenance services. Product revenues accounted for 55% of revenues during the three months ended March 31, 2010 as compared to 65% during the three months ended March 31, 2009. Service revenues accounted for 45% of revenue during the three months ended March 31, 2010 as compared to 35% during the three months ended March 31, 2009.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranties and royalties from our speech compression technology. Total product revenues decreased $755,000 (29%) to $1,842,000 during the three months ended March 31, 2010 from $2,597,000 in the three months ended March 31, 2009. The decrease in product revenues during the three months ended March 31, 2010 was primarily due to decreases in software licenses sold compared to the three months ended March 31, 2009. The decrease in software licenses sold was primarily due to fewer new customer sites purchasing software during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Software licenses contributed 19% of product revenues during the three months ended March 31, 2010 as compared to 39% during the three months ended March 31, 2009. We believe this decrease was due to a few potential customers delaying their purchase during the three months ended March 31, 2010 due to budget constraints. Additionally, the 2009 fiscal quarter included a large sale to one customer that included $341,000 of software revenue. Hardware units and accessories accounted for 65% of product revenues during the three months ended March 31, 2010 as compared to 49% during the three months ended March 31, 2009. Accessories generally provide higher gross margin percentages than hardware unit sales. Accessories accounted for 73% of hardware revenues during the three months ended March 31, 2010 as compared to 44% of hardware revenues for the three months ended March 31, 2009.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities and travel charges billed to customers for costs incurred while providing services. For the three months ended March 31, 2010, services revenues totaled $1,512,000, an increase of $88,000 (6%) from services revenues of $1,424,000 for the three months ended March 31, 2009. Professional services increased $3,000 (1%) from $369,000 during the three months ended March 31, 2009 to $372,000 during the three months ended March 31, 2010. Software maintenance support services increased $60,000 (6%) from $1,024,000 during the three months ended March 31, 2009 to $1,084,000 during the three months ended March 31, 2010. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold and remain in effect.

Cost of Revenues

Total cost of revenues decreased $271,000 (18%) from $1,519,000 for the three months ended March 31, 2009 to $1,248,000 for the three months ended March 31, 2010.

Cost of product revenues decreased $40,000 (5%) from $866,000 in the three months ended March 31, 2009, to $826,000 in the three months ended March 31, 2010. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is the cost associated with our team responsible for testing, shipping, supporting and managing third party hardware. This team was comprised of three individuals as of March 31, 2010 and four individuals as of March 31, 2009. The decrease in cost of product revenues is primarily attributable to a decrease of $13,000 for direct material costs and freight charges. These cost reductions were primarily due to a decrease in sales of computer hardware units and related accessories during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers to implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our customer support and professional services staff was comprised of 10 individuals as of March 31, 2010, as compared to 17 individuals as of March 31, 2009. Four positions were eliminated in December 2008 in response to the decline in our revenues during the period and others departed during fiscal year 2010. Cost of services revenues decreased $231,000 (35%) from $653,000 in the three months ended March 31, 2009 to $422,000 in the three months ended March 31, 2010. Expenses related to professional services accounted for the majority of the decrease as it decreased $171,000 (44%) from $393,000 in the three months ended March 31, 2009 to $222,000 in the three months ended March 31, 2010.

Operating Expenses

Total operating expenses decreased by $359,000 (12%) to $2,692,000 in the three months ended March 31, 2010 from $3,051,000 in the three months ended March 31, 2009 due in part to lower average head count for the periods and lower commission expense. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 44 individuals as of March 31, 2010 and 45 as of March 31, 2009.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite development efforts. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our research and development team was comprised of 19 individuals as of March 31, 2010 and 18 individuals as of March 31, 2009. Our research and development expenses decreased $65,000 (8%) to $799,000 in the three months ended March 31, 2010, from $864,000 in the three months ended March 31, 2009. The majority of the decrease related to a reduction of $66,000 for labor related costs.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show and other lead generation expenses. Our sales and marketing staff was comprised of 16 individuals as of March 31, 2010 compared to 17 individuals as of March 31, 2009. Sales and marketing expenses decreased $250,000 (19%) to $1,039,000 in the three months ended March 31, 2010 from $1,289,000 in the three months ended March 31, 2009. The decrease in sales and marketing expenses is due primarily to decreases during the three months ended March 31, 2010 of $20,000 in marketing costs, $59,000 in sales meeting and travel expenses and $140,000 in lower commissions expense due to lower product revenues and changes in sales mix as of March 31, 2010. In light of reduced revenues caused by global economic conditions, we undertook steps to reduce sales and marketing expenses. We anticipate that sales and marketing expenses during fiscal year 2010 may be less than those costs incurred during fiscal year 2009.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 9 full time employees as of March 31, 2010 compared to 10 full time employees as of March 31, 2009. General and administrative expenses decreased $44,000 (5%) to $854,000 in the three months ended March 31, 2010 from $898,000 in the three months ended March 31, 2009. The decrease related to a decrease in labor costs of $149,000, offset by an increase in stock option expense of $36,000 and depreciation and amortization of $17,000.

Interest Income and Expense

Interest expense is reported net of interest income earned. Net interest expense was $5,000 for the three months ended March 31, 2010, compared to net interest expense of $10,000 for the three months ended March 31, 2009, a decrease of $5,000. Interest income decreased $6,000 from $6,000 during the three months ended March 31, 2009 to $0 during the three months ended March 31, 2010 due primarily to declining interest rates and lower balances of invested funds. Interest expense decreased $11,000 from $16,000 during the three months ended March 31, 2009 to $5,000 during the three months ended March 31, 2010 due primarily to an interest charge related to a sales tax discount related to previous years.

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

The provision for income taxes was $0 for the three months ended March 31, 2010 and $1,000 for the three months ended March 31, 2009. We had a loss before taxes of $591,000 for accounting purposes during the three months ended March 31, 2010, compared to a loss before taxes of $559,000 during the three months ended March 31, 2009.

Nine months ended March 31, 2010 compared to the nine months ended March 31, 2009
(dollars in table are presented in thousands)

	Nine Months		Nine Months
	Ended	% of Total	Ended	% of Total
	March 31, 2010	Revenue	March 31, 2009	Revenue	$ Change	% Change
Product revenues	$4,943	52%	$6,402	60%	$(1,459)	(23%)
Services revenues	4,522	48%	4,322	40%	200	5%
Total revenues	9,465	100%	10,724	100%	(1,259)	(12%)

Cost of product revenues	2,049	22%	2,488	23%	(439)	(18%)
Cost of services revenues	1,538	16%	2,354	22%	(816)	(35%)
Total cost of revenues	3,587	38%	4,842	45%	(1,255)	(26%)

Gross profit	5,878	62%	5,882	55%	(4)	(0%)

Research and development	2,303	24%	2,889	27%	(586)	(20%)
Sales and marketing	3,265	34%	4,220	39%	(955)	(23%)
General and administrative	2,599	28%	2,977	28%	(378)	(13%)
Total operating expenses	8,167	86%	10,086	94%	(1,919)	(19%)

Operating loss	(2,289)	(24%)	(4,204)	(39%)	1,915	46%

Interest (expense) income, net	(45)	(1%)	(16)	(0%)	(29)	(181%)
Loss before income taxes	(2,334)	(25%)	(4,220)	(39%)	1,886	45%

Provision for income taxes	-	0%	(3)	(0%)	3	100%

Net loss	$(2,334)	(25%)	$(4,223)	(39%)	$1,889	45%

The components of gross profit for the nine months ended March 31, 2010 and 2009 are as follows:

	Nine Months Ended
	March 31,		Difference
	2010	2009	$ change	% change
	(in thousands)		(in thousands)
Product revenues
Software licenses	$1,226	$1,785	$(559)	(31%)
Hardware units and accessories	2,870	3,673	(803)	(22%)
Extended hardware warranties	719	759	(40)	(5%)
Royalties	128	185	(57)	(31%)
	4,943	6,402	(1,459)	(23%)

Cost of product revenues
Software licenses	14	32	(18)	(56%)
Hardware units and accessories	1,787	2,243	(456)	(20%)
Extended hardware warranties	248	213	35	16%
	2,049	2,488	(439)	(18%)

Gross Profit from product revenues	2,894	3,914	(1,020)	(26%)

Services revenues
Professional services	1,140	1,179	(39)	(3%)
Software maintenance services	3,250	3,010	240	8%
Billable travel	132	133	(1)	(1%)
	4,522	4,322	200	5%

Cost of services revenues
Professional services	866	1,573	(707)	(45%)
Software maintenance services	585	635	(50)	(8%)
Billable travel	87	146	(59)	(40%)
	1,538	2,354	(816)	(35%)

Gross Profit from services revenues	2,984	1,968	1,016	52%

Gross Profit	$5,878	$5,882	$(4)	(0%)

Revenues

Total revenues were $9,465,000 for the nine months ended March 31, 2010 compared to total revenues of $10,724,000 for the nine months ended March 31, 2009. The $1,259,000 (12%) decrease in total revenues is primarily due to decreases of $803,000 (22%) in revenues generated from the sale of hardware units and related accessories, and $559,000 (31%) in licensing of software and $57,000 (31%) in royalties, offset by an increase of $240,000 (8%) in software maintenance services. Product revenues accounted for 52% of revenues during the nine months ended March 31, 2010 as compared to 60% during the nine months ended March 31, 2009. Service revenues accounted for 48% of revenue during the nine months ended March 31, 2010 as compared to 40% during the nine months ended March 31, 2009.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranties and royalties from our speech compression technology. Total product revenues decreased $1,459,000 (23%) to $4,943,000 during the nine months ended March 31, 2010 from $6,402,000 in the nine months ended March 31, 2009. The decrease in product revenues during the nine months ended March 31, 2010 was primarily due to decreases in software licenses and related hardware units and accessories sold compared to the nine months ended March 31, 2009. The decrease in hardware units and hardware accessories sold was primarily due to less new customer sites purchasing software and related hardware units during the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009. Software licenses contributed 25% of product revenues during the nine months ended March 31, 2010 as compared to 28% during the nine months ended March 31, 2009. Hardware units and accessories accounted for 58% of product revenues during the nine months ended March 31, 2010 as compared to 57% during the nine months ended March 31, 2009. Accessories generally provide higher gross margin percentages than hardware unit sales. Accessories accounted for 75% of hardware revenues during the nine months ended March 31, 2010 as compared to 60% of hardware revenues for the nine months ended March 31, 2009.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities and travel charges billed to customers for costs incurred while providing services. For the nine months ended March 31, 2010, services revenues totaled $4,522,000, an increase of $200,000 (5%) from services revenues of $4,322,000 for the nine months ended March 31, 2009. Professional services decreased $39,000 (3%) from $1,179,000 during the nine months ended March 31, 2009 to $1,140,000 during the nine months ended March 31, 2010. Software maintenance support services increased $240,000 (8%) from $3,010,000 during the nine months ended March 31, 2009 to $3,250,000 during the nine months ended March 31, 2010. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold and remain in effect.

Cost of Revenues

Total cost of revenues decreased $1,255,000 (26%) from $4,842,000 for the nine months ended March 31, 2009 to $3,587,000 for the nine months ended March 31, 2010.

Cost of product revenues decreased $439,000 (18%) from $2,488,000 in the nine months ended March 31, 2009 to $2,049,000 in the nine months ended March 31, 2010. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is the cost associated with our team responsible for testing, shipping, supporting and managing third party hardware. This team was comprised of three individuals as of March 31, 2010 and four individuals as of March 31, 2009. The decrease in cost of product revenues is primarily attributable to a decrease of $427,000 for direct material costs and freight charges. These cost reductions were primarily due to a decrease in sales of computer hardware units and related accessories during the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our customer support and professional services staff was comprised of 10 individuals as of March 31, 2010, as compared to 17 individuals as of March 31, 2009. Four positions were eliminated in December 2008 in response to the decline in our revenues during the period and others departed during fiscal year 2010. Cost of services revenues decreased $816,000 (35%) from $2,354,000 in the nine months ended March 31, 2009 to $1,538,000 in the nine months ended March 31, 2010. Expenses related to professional services accounted for the majority of the decrease as it decreased $707,000 (45%) from $1,573,000 in the nine months ended March 31, 2009 to $866,000 in the nine months ended March 31, 2010.

Operating Expenses

Total operating expenses decreased by $1,919,000 (19%) to $8,167,000 in the nine months ended March 31, 2010 from $10,086,000 in the nine months ended March 31, 2009 due in part to lower average head count during the period and reasons discussed below. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 44 individuals as of March 31, 2010 and 45 as of March 31, 2009.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite development efforts. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our research and development team was comprised of 19 individuals as of March 31, 2010 and 18 individuals as of March 31, 2009. Our research and development expenses decreased $586,000 (20%) to $2,303,000 in the nine months ended March 31, 2010, from $2,889,000 in the nine months ended March 31, 2009. The majority of the decrease related to a reduction of $178,000 for outside consultants, $229,000 for labor costs, $44,000 for depreciation costs and $55,000 for recruitment costs.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show and other lead generation expenses. Our sales and marketing staff was comprised of 16 individuals as of March 31, 2010 compared to 17 individuals as of March 31, 2009. Sales and marketing expenses decreased $955,000 (23%) to $3,265,000 in the nine months ended March 31, 2010 from $4,220,000 in the nine months ended March 31, 2009. The decrease in sales and marketing expenses is due primarily to decreases during the nine months ended March 31, 2010 of $191,000 in marketing costs, $171,000 in sales meeting and travel expenses, $62,000 in labor costs due to the smaller sales staff and $449,000 in lower commission expense due to reduction in the revenues and changes in the sales mix. In light of reduced revenues caused by global economic conditions, we undertook steps to reduce sales and marketing expenses. We anticipate that sales and marketing expenses during fiscal year 2010 may be less than those costs incurred during fiscal year 2009.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 9 full time employees as of March 31, 2010 compared to 10 full time employees as of March 31, 2009. General and administrative expenses decreased $378,000 (13%) to $2,599,000 in the nine months ended March 31, 2010 from $2,977,000 in the nine months ended March 31, 2009. The decrease related to a decrease in labor costs of $248,000, provision for doubtful accounts of $37,000 and fluctuations in foreign currency exchange rates generated losses of $74,000 during the nine months ended March 31, 2010 compared to losses of $418,000 during the nine months ended March 31, 2009, a change of $341,000 offset by increases of $109,000 for stock-based compensation expense and $28,000 for professional services.

Interest Income and Expense

Interest expense is reported net of interest income earned. Net interest expense was $45,000 for the nine months ended March 31, 2010 compared to net interest expense of $16,000 for the nine months ended March 31, 2009, an increase of $29,000. Interest income decreased $39,000 from $41,000 during the nine months ended March 31, 2009 to $2,000 during the nine months ended March 31, 2010 due primarily to declining interest rates and lower balances of invested funds. Interest expense decreased $10,000 from $57,000 during the nine months ended March 31, 2009 to $47,000 during the nine months ended March 31, 2010 due primarily to an interest charge related to a sales tax discount related to previous years.

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

The provision for income taxes was $0 for the nine months ended March 31, 2010 and $3,000 for the nine months ended March 31, 2009. We had a loss before taxes of $2,334,000 for accounting purposes during the nine months ended March 31, 2010, compared to a loss before taxes of $4,220,000 during the nine months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had $3,353,000 in cash and cash equivalents, compared to $4,342,000 in cash and cash equivalents as of June 30, 2009, a decrease of $989,000 (23%). Our working capital as of March 31, 2010 was $1,890,000 compared to $3,195,000 as of June 30, 2009, a decrease of $1,305,000 (41%).

Net cash used in operating activities totaled $302,000 for the nine months ended March 31, 2010, primarily consisting of a net loss of $2,334,000 and decreases of $549,000 in accounts payable and accrued expenses, offset by a decrease of $692,000 in accounts receivable and non-cash charges totaling $1,308,000, consisting of $1,085,000 of share-based compensation, $204,000 of depreciation and amortization and a $19,000 adjustment to the provision for doubtful accounts. The reduction in accounts payable and accrued expenses is primarily a function of payments of commissions and bonuses accrued as of June 30, 2009. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the period. Share-based compensation charges relate to grants of restricted stock units and stock options. For the nine months ended March 31, 2009, net cash used in operating activities totaled $968,000, primarily consisting of a net loss of $4,223,000 and decreases of $802,000 in accounts payable and accrued expenses and $789,000 in deferred revenues. Cash used in operating activities was offset by a decrease of $3,449,000 in accounts receivable and non-cash charges totaling $1,207,000, consisting of $920,000 of share-based compensation, $232,000 of depreciation and amortization, and a $55,000 adjustment to the provision for doubtful accounts. The reduction in accounts payable and accrued expenses is primarily a function of payments of inventory and bonuses accrued as of June 30, 2008. The decrease in deferred revenues is due primarily to the timing of maintenance billings throughout the year, and the completion of customer implementation projects. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the period.

Net cash used in investing activities totaled $174,000 during the nine months ended March 31, 2010 and $75,000 during the nine months ended March 31, 2009 due primarily to purchases of property and equipment and $51,000 of capitalized software development costs during the nine month period ended March 31, 2010.

Net cash used in financing activities totaled $513,000 during the nine months ended March 31, 2010 compared to net cash used in financing activities of $89,000 during the nine months ended March 31, 2009. During the nine months ended March 31, 2010, we repaid $488,000 against term loans with SVB, paid $44,000 related to employee taxes for certain cashless exercises of restricted stock units and received proceeds of $19,000 from the exercise of stock options. During the nine months ended March 31, 2009, we borrowed $451,000 to fund the purchase of fixed assets and repaid $542,000 against term loans with SVB. We received net proceeds in the amount of $2,000 from the exercise of stock options during the nine months ended March 31, 2009.

We initially entered into a credit facility with SVB on December 30, 2003. The following facilities were outstanding during fiscal years 2009 and 2010:

On May 24, 2006, we entered into a Loan and Security Agreement with SVB, or 2006 Facility, providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit, or Revolver and a $1,500,000 Non-Formula Term Loan, or 2006 Term Loan to fund our anticipated working capital needs. The Revolver created by the 2006 Facility was initially available until October 31, 2007. It was extended to February 11, 2009 by the Second Loan Modification Agreement, or SLMA. The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of March 31, 2010, amounts outstanding under the Revolver bear interest at prime plus 2.25%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at March 31, 2010 or June 30, 2009.

The 2006 Term Loan is to be repaid in 36 equal monthly payments of principle and interest, commencing on April 1, 2007, and has an outstanding balance of $0 at March 31, 2010 and $375,000 at June 30, 2009. Monthly principle payments had totaled approximately $42,000 prior to being fully repaid in March 2010. Amounts outstanding under the 2006 Term Loan bore interest at March 31, 2010 at a rate of 7%, calculated as the greater of 7% or prime plus 3%, as established by the Waiver and Third Loan Modification Agreement, or TLMA with SVB executed on November 17, 2008.

On February 13, 2008, with an effective date of December 27, 2007, we entered into the SLMA with SVB, providing for a new $600,000 revolving equipment line of credit, or Equipment Revolver. The availability under the Equipment Revolver was limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA). The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. Originally, amounts advanced under the Equipment Revolver bore interest at a rate equal to the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%. This rate was revised to the greater of 7% or prime plus 3% by the TLMA. The repayment of the funds drawn against the Equipment Revolver will be made in 36 equal monthly payments of principal and interest beginning August 1, 2008. Amounts outstanding under the Equipment Revolver bear interest at March 31, 2010 at a rate of 7%. The outstanding balance on the Equipment Revolver was $200,000 at March 31, 2010 and $313,000 at June 30, 2009.

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

On June 26, 2009, with an effective date of June 1, 2009, we entered into a Sixth Loan Modification Agreement which extended the Revolver until July 31, 2009. On September 9, 2009, the Company entered in to a Seventh Loan Modification Agreement which extends the maturity, lowers the interest rate to prime plus 2.25% and provides covenants of the Revolver until July 30, 2010. The Company is in discussions with SVB to further extend the maturity, although there can be no assurance that such facility will be extended.

We continue to expand our partnership channel, with particular emphasis on the development of relationships with mobile computer equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. Using Voxware 3 and VoxBrowser, independent third-party partners are able to develop and deliver voice-enabled logistics solutions on other manufacturers’ hardware. As a result of the partner relationships and product offerings, a greater percentage of revenue may be derived in the future from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. For the nine months ended March 31, 2010, we earned gross margin from software licenses of 99%, compared to 38% for sales of hardware units and related accessories. Partnership channel sales accounted for 9% of our revenues during the nine months ended March 31, 2010 compared to 10% during the nine months ended March 31, 2009.

Software licenses contributed 13% of revenues for the nine months ended March 31, 2010 compared to 17% of revenue for the nine months ended March 31, 2009. Decreases in the percentage of revenues generated through partnership channels during the nine months ended March 31, 2010 represent a departure from trends noted in recent periods. These decreases are primarily attributable to decisions by customers and prospective customers to delay major capital expenditures in light of tight credit markets associated with general worldwide economic conditions. We expect that recent coordinated efforts by federal authorities throughout the world will gradually lead to a general loosening of international credit markets, thus enabling customers and prospective customers to increase levels of capital expenditures. In addition, given the volume and quality of prospective transactions in our sales pipeline, we anticipate a resumption of the trend towards a more profitable mix of revenue prior to the end of fiscal year 2010. However, we can provide no assurance with respect to the timing of this expected long-term trend or whether the trend will be true in any specific period.

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

We may need to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. Due to the recent downturn in the economy, there can be no assurances that financing will be available on terms acceptable to us, if at all. However, due to a general trend providing greater emphasis on sales of higher margin product and given our efforts to reduce costs, as well as having $3.4 million in cash and $1.5 million in debt availability we believe that we have adequate capital resources available to fund our operations through March 31, 2011.

Dilutive Effect of Options and Warrants

As of March 31, 2010, 15,000,000 shares of our Common Stock were authorized, of which 8,072,828 were issued and outstanding. The following table summarizes the potential dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike prices exceed the market value of our Common Stock as of March 31, 2010.

Dilutive Effect of Options and Warrants as of March 31, 2010

Common stock issued and outstanding as of March 31, 2010	8,072,828

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,298,331
Outstanding options to purchase common stock *	971,588
Unissued restricted stock units	80,116

Common stock plus dilutive instruments outstanding	10,422,863

Options to purchase common stock available to issue
pursuant to various stock option plans	399,188

Common stock outstanding if all dilutive instruments
are converted and exercised	10,822,051

* Includes all "in-the-money" and "out-of-the-money" warrants and options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without assuming significant risk. This is accomplished by investing in diversified investments, consisting primarily of short-term investment-grade securities. We do not use derivative financial instruments in our investment portfolio. Due to the nature of our investments, we believe that we are not exposed to material risk of interest rate changes. A hypothetical 100 basis point change in interest rates, either positive or negative, would not have had a significant effect on either (i) our cash flows and reported results of operations in the nine month periods ended March 31, 2010 and 2009, or (ii) the fair value of our investment portfolios at March 31, 2010 and June 30, 2009.

At March 31, 2010, our cash and cash equivalents consisted entirely of money market investments with remaining maturities of 90 days or less when purchased and non-interest bearing checking accounts. Investments in marketable debt securities with maturities greater than 90 days and less than one year are classified as held-to-maturity short-term investments and are recorded at amortized cost. Under current investment guidelines, maturities on short-term investments are restricted to one year or less. Investments in auction rate securities, with maturities which can be greater than one year but for which interest rates reset in less than 90 days, are classified as available for sale securities and stated at fair market value. At March 31, 2010 and June 30, 2009, we held no auction rate securities.

At March 31, 2010, our outstanding debt consisted of an Equipment Revolver with SVB in the aggregate amount of $200,000. Interest at March 31, 2010 was 7%, with the interest rate calculated as the greater of 7% or a rate of prime plus 3%. A hypothetical 100 basis point increase in interest rates would not have had a significant effect on our annual interest expense.

Foreign Currency Exchange Risk

We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. Sales arrangements with international customers are generally denominated in foreign currency, typically British pounds or Euros. For the nine month period ended March 31, 2010, approximately 27% of our overall revenue resulted from sales to customers outside the United States. Accounts receivable at March 31, 2010 included balances denominated in British pounds valued at $690,000 and balances denominated in Euros valued at $144,000. During the nine months ended March 31, 2010, we recognized a loss of $74,000 from transactions denominated in foreign currency. A hypothetical 10% increase in the value of the U.S. dollar relative to British pound and Euro as of March 31, 2010 would have resulted in an increase to the operating loss of approximately $76,000 for the nine months ended March 31, 2010, while a 10% decrease in the value of the U.S. dollar relative to British pound and Euro as of March 31, 2010 would have resulted in a reduction of the operating loss of approximately $93,000.

Item 4(T). Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes during the quarter ended March 31, 2010 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Relating to Our Business and Operations
If we continue to incur operating losses, we may be unable to continue our operations. With the exception of fiscal year 2008, we have incurred operating losses since we started our company in August 1993. The accumulated deficit at March 31, 2010 was $81,900,000. The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, we incurred a net loss of $2,334,000 for the first nine months of fiscal 2010. If we incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. One customer accounted for 15% of our total revenues for the nine months ended March 31, 2010. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

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

We have a sole source vendor for our primary hardware products. One vendor supplies us with our primary wearable computer hardware products. Any disruption in supply by this vendor would prohibit us from shipping our products, and thus recognizing revenue. In addition, other vendors provide custom-made components that would take time to reproduce with other suppliers should a current vendor fail to deliver quality product in a timely manner. Any disruptions in our supply chain could have a material adverse effect on our results of operations.

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

If our third-party partners do not effectively market and service our products, we may not generate significant revenues or profits from sales of our products. We utilize third parties, such as hardware system vendors, WMS companies, distributors, consultants, VARs and system integrators, to sell and/or assist us in selling our products. To date we have signed agreements with several of these third-party partners, and we expect these partners to contribute an increasing percentage of overall revenues in the future. We believe that the establishment of a network of third-party partners, with extensive and specific knowledge of the various applications critical in the industrial market, is important for us to succeed in that market. Some third-party partners also purchase products from us at a discount and incorporate them into application systems for various target markets, and/or consult with us in the development of application systems for end users. Once signed, new partners must be trained in the development and sale of voice-based logistics solutions. Accordingly, there can be a significant lead time between the signing of agreements with partners and the recognition of revenues generated by the partners. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party partners to sell and service our products effectively and provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. Additionally, we may experience conflicts between our distribution channel partners who may compete against one another. Our sales may suffer as a result of these conflicts.

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

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain personnel hired, our ability to operate our business will be materially adversely affected. On June 30, 2006, the Company accelerated the vesting of outstanding stock options to all of its employees, thereby eliminating a possible reason for employees to remain with us. As of March 31, 2010, 399,188 options to purchase shares of our Common Stock were available for grant to employees. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

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

Risks Relating to Our Securities
The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock traded as high as $2.99 and as low as $1.19 per share between July 1, 2009 and March 31, 2010. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investments or make a profit. As of April 30, 2010, these shares include:
  approximately 2,999,000 shares of our Common Stock owned by Edison Venture Fund and 2,047,000 shares of our Common Stock owned by Cross Atlantic Technology Fund Entities; and
  approximately 301,000 shares of our Common Stock owned by our executive officers and directors; and
  approximately 2,346,000 shares of our Common Stock issuable to warrant holders, option holders and RSU holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.
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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders, as well as impacting the price of our Common Stock. As of April 30, 2010, our executive officers, directors and affiliated entities together beneficially own approximately 7,088,000 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders with Edison Venture Fund, or Edison, beneficially owning approximately 3,800,000 shares of our Common Stock and Cross Atlantic Technology Fund Entities, or Cross Atlantic, beneficially owning approximately 2,419,000 shares of our Common Stock. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, because Edison and Cross Atlantic are each Venture Capital Funds, they may require liquidity which could result in transfers and sales of large blocks of our Common Stock. Such transfers and sales could negatively impact the price at which our Common Stock trades on the NASDAQ Capital Market.

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
  Market value of our Common Stock must be at least $35,000,000; or
  Net income from continuing operations in the latest fiscal year or in two of the last three fiscal years must be at least $500,000.
We do not currently satisfy the requirements for continued listing on the NASDAQ Capital Market as of March 31, 2010. As a result we could be subject to delisting if we continue to fail to satisfy the requirements for continued listing on the NASDAQ Capital Market. Trading, if any, of our Common Stock would thereafter be conducted on the OTC Bulletin Board or in the so-called “Pink Sheets”. As a consequence, it would be far more difficult for our stockholders to trade in our Common Stock, and it may be more difficult to obtain accurate and current information concerning market prices for our Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

On January 20, 2010, the Company commenced a formal tender offer which allowed its employees to exchange certain outstanding options to purchase shares of the Company’s common stock for new nonqualified options to purchase fewer shares of common stock with an exercise price per share equal to the closing price per share of the Company’s common stock on the new grant date. An option was eligible for exchange in the tender offer if it (i) was granted under the Company’s 2003 Stock Incentive Plan, as amended and restated, (ii) had an exercise price per share equal to or greater than $2.25, (iii) was held by an active employee of the Company or its subsidiaries, including its executive officers and non-employee members of its Board of Directors, but excluding those who had resigned or given or received a written notice of their termination at any time before the expiration of the tender offer and (iv) was outstanding on the expiration date of the tender offer. Each option that was eligible for exchange in the tender offer that was properly tendered was canceled and a replacement option to purchase that number of shares of the Company's common stock determined by dividing the number of shares of common stock underlying the canceled eligible option by 1.15 and rounding down to the next whole share was issued. The replacement options vest in accordance with the vesting schedule in place for the eligible option it replaced at the time of exchange. All eligible options that were tendered for exchange were canceled on February 25, 2010, and the replacement options were granted on February 26, 2010. Any eligible option not tendered for exchange in the tender offer remains outstanding in accordance with its terms. On February 26, 2010, pursuant to the offer, the Company cancelled options to purchase 806,596 shares of common stock and granted the replacement options to purchase 701,334 shares of common stock. Each option has a new seven-year term and has an exercise price of $1.50 per share.

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

Dated: May 17, 2010

VOXWARE, INC.
(Registrant)

By: /s/ Scott J. Yetter
Scott J. Yetter, President and
Chief Executive Officer
(Principal Executive Officer)

By: /s/ William G. Levering III
William G. Levering III
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)