Form 10-K
period 2010-06-30
VOXWARE INC
filed 2010-09-28
CIK 933454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-021403

VOXWARE, INC.
(Name of Registrant in its Charter)

Delaware	36-3934824
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

300 American Metro Blvd., Suite 155
Hamilton, NJ 08619
609-514-4100
(Address, including zip code, and telephone number (including area code) of registrant’s principal executive office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share.

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
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,609,000 as of December 31, 2009, based upon the closing sale price of the Common Stock as quoted on the NASDAQ Capital Market.

The number of shares of the registrant’s Common Stock outstanding as of August 31, 2010 is 8,096,267.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference to, the Registrant's Proxy Statement for the 2010 Annual Meeting of Stockholders.

VOXWARE, INC.
ANNUAL REPORT ON FORM 10-K

Explanatory Note

The Company has filed post-effective amendments to each of its effective registration statements and, accordingly, this Annual Report on Form 10-K and the financial statements contained herein are explicitly not incorporated by reference into any effective registration statement of the Company.

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

ITEM 1. BUSINESS.

Overview

Voxware is a leading provider of software for voice recognition solutions that direct the work of the warehouse workforce. Warehouse workers, wearing headsets with microphones, speak back and forth to our voice applications. Since these workers can now work “hands and eyes free” when performing a wide array of tasks such as picking, putaway, and receiving, worker productivity typically increases while errors can be reduced. Our customers typically increase productivity from 10 to 30% and reduce error rates by 30 to 50%. Our primary software product, Voxware 3, offers multiple languages so companies can utilize non-native speaking workers.

Voxware 3 is a unique product in the supply chain market as it combines 1) a studio for designing and configuring voice solutions, 2) an open, standards-based environment and 3) a patented software technology for managing speech recognition within a web browser architecture. By using technology that leverages open, web-centric standards to integrate voice solutions within their overall IT infrastructures with a system that is configurable and adaptable, our customers can respond to change rapidly. Thus, we find our customers achieve benefits faster with less cost since they can implement our systems more rapidly with fewer resources.

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

We sell Voxware 3 primarily to large companies that operate warehouses and distribution centers. Our customers come from a variety of industry sectors, including food service, grocery, retail, consumer packaged goods, automotive parts, third-party logistics, publishing and wholesale distribution. Our technology has the ability to integrate easily with an external warehouse management system (“WMS”), or an Enterprise Resource Management System (“ERP”).

We also sell software and some hardware accessories to value-added resellers (“VARs”), who in turn develop and deliver voice solutions based on our software for their customers.

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

The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. However, we anticipate an expansion of our customer base, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings and new customers brought to us through direct sales efforts, VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2011, but that revenues from new customers, including those brought to us through VARs and other channel partners, will grow faster than revenues from existing customers. We can provide no assurances that revenues earned in any given fiscal quarter or year will exceed the preceding fiscal quarter or year. Furthermore, we anticipate that in some fiscal quarters and years, costs will exceed revenues.

Products and Services

The Voxware 3 product line is the primary focus of our operations. The Voxware 3 product includes 1) VoxStudio, a facility for designing and configuring voice applications without programming, 2) applications such as VoxPick that target the mobile, front line workforce in modernized distribution centers, and 3) Voxconnect, an integration tool that simplifies the creation and maintenance of the Voxware application into the customer’s warehouse system.

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

Customers

Our customers include some of the largest and best-known companies in their respective industries, including 7-Eleven, Inc., AutoZone, Inc., Black and Decker, Carters, Inc., Dunkin’ Donuts, McGraw Hill, Mohawk Carpet Corporation, Neiman Marcus, Performance Food Group, West Marine, Inc., Whole Foods, and US Foodservice in North America; Argos, B&Q, Belron International, Somerfield and Waitrose in the UK; and Intermarché in France. We added new customers in fiscal 2010 and 2009, and are optimistic our increased momentum in key market sectors such as retail, consumer packaged goods and food service will continue. For the fiscal years ended June 30, 2010 and 2009, US Foodservice accounted for approximately 14% and 16%, respectively, of our total revenues. There can be no assurance that this customer will continue to seek our products and services at the same levels as it has in the past, or at all. No other customer accounted for greater than 10% of our total revenues for the last two fiscal years.

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

All Voxware-certified mobile devices, when deployed for a Voxware-based voice solution, incorporate an embedded version of our VISE speech recognition engine with a standards-based interface that allows for interfaces with a wide variety of WMS packages. Voxware 3 also employs our patented invention of systems and methods for using standard Internet protocols in conjunction with VoiceXML Web pages to remotely program portable voice devices, such as our VoiceLogistics computer, that direct and guide users through defined tasks and work. The United States Patent and Trademark Office issued a patent relating to this invention (Patent #6662163) in 2003 which will expire in 2023.

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

Research and Development

We incurred $3,073,000 and $3,686,000 in 2010 and 2009, respectively of Company-sponsored research and development activities.

Employees

As of June 30, 2010, we had 56 full-time employees, consisting of 13 individuals who are accounted for in cost of goods sold (which includes professional services, customer support and production), 18 individuals in research and development, 16 individuals in sales and marketing and 9 individuals in general and administrative. Twenty of our employees are located at our Cambridge, Massachusetts facility, 19 individuals are located at our corporate offices in Hamilton, New Jersey, 7 individuals work with our sales and customer support office in the United Kingdom and 10 individuals work elsewhere. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe we have good relations with our employees.

Corporate Information

We were incorporated on August 20, 1993 in the State of Delaware. Our headquarters is located at 300 American Metro Blvd, Suite 155, Hamilton, NJ 08619. Our telephone number is +1 609-514-4100.

We file annual, quarterly and current reports, proxy statements and other documents with the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at +1 800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov. In addition, we also make available free of charge on or through our Internet website, http://www.voxware.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC. Copies of our SEC filings may also be obtained by calling our main number and asking for investor relations or emailing: ir@voxware.com. Information on our website is not a part of this report. In addition, we make available on our website (i) the charters for the committees of our Board of Directors, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and (ii) our Code of Business Conduct and Ethics governing our directors, officers and employees. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange.

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

Risks Relating to Our Business and Operations

If we continue to incur operating losses, we may be unable to continue our operations. With the exception of fiscal year 2008, we have incurred operating losses since we started our company in August 1993. The accumulated deficit at June 30, 2010 was $82,663,000. The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, we incurred a net loss of $3,097,000 for the year ended June 30, 2010. If we incur operating losses and consistently fail to be a profitable company, we may be unable to continue our operations. Our future profitability depends on our ability to obtain significant customers for our products, to identify, engage and support significant partners to sell our products, to respond to competition, to introduce new and enhanced products and to successfully market and support our products. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

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

We rely substantially on key customers. Our customer base is highly concentrated. One customer accounted for 14% of our total revenues for the year ended June 30, 2010. We believe that a substantial portion of our net sales will continue to be derived from a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. Our net sales in any period generally have been, and likely will continue to be, in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers, or a delay in their orders, could have a material adverse affect on our results of operations.

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

If we cannot attract and retain management and other personnel with experience in the areas of our business focus, we will not be able to manage and grow our business. We have been developing and selling our speech recognition products and voice-based technologies since February 1999. Since that time, we have been hiring personnel with skills and experience relevant to the development and sale of these products and technologies. If we cannot continue to hire such personnel and to retain personnel hired, our ability to operate our business will be materially adversely affected. On June 30, 2006, the Company accelerated the vesting of outstanding stock options to all of its employees, thereby eliminating a possible reason for employees to remain with us. As of August 31, 2010, 403,989 options to purchase shares of our Common Stock were available for grant to employees. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain qualified personnel.

If the export of our technology is deemed a violation of the regulations of the United States Department of Commerce, Bureau of Industry and Security, our business will be substantially harmed. The Bureau of Industry and Security (“BIS”), oversees implementation and enforcement of the Export Administration Regulations (“EAR”), which control the export of most commercial items. The BIS regulates "dual-use" items that have both commercial and military or proliferation applications; however, purely commercial items without an obvious military use are also subject to the EAR. The EAR prohibits the export of certain technologies, while the export of other technologies is restricted in certain geographical regions or to certain entities. Exporters deemed in violation of the EAR are subject to substantial penalties. We are developing international channels for the distribution of our speech recognition and voice-based technology, and anticipate increasing our dependence upon revenue derived from foreign sources. If some or all of our products are classified as a restricted technology under the EAR, our ability to generate revenue from international sources will be materially adversely affected.

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

Risks Relating to Our Securities

The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Our Common Stock traded as high as $2.99 and as low as $0.56 per share between July 1, 2009 and August 31, 2010. Historically, the over-the-counter markets and NASDAQ Capital Market for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:
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

Future sales of our Common Stock in the public market could adversely affect the price of our Common Stock. Sales in the public market of substantial amounts of our Common Stock that are not currently freely tradable, or even the potential for such sales, could impair the ability of our stockholders to recoup their investments or make a profit. As of August 31, 2010, these shares include:
  approximately 2,999,000 shares of our Common Stock owned by Edison Venture Fund and 2,047,000 shares of our Common Stock owned by Cross Atlantic Technology Fund Entities; and
  approximately 320,000 shares of our Common Stock owned by our executive officers and directors; and
  approximately 2,305,000 shares of our Common Stock issuable to warrant holders, option holders and RSU holders, which may be sold under various prospectuses filed under the Securities Act of 1933, as amended, or the Securities Act.
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

Our management and other affiliates have significant control of our Common Stock and could control our actions in a manner that conflicts with our interests and the interests of other stockholders, as well as impacting the price of our Common Stock. As of August 31, 2010, our executive officers, directors and affiliated entities together beneficially own approximately 7,204,000 shares of our Common Stock, assuming the exercise of options, warrants and other Common Stock equivalents, which are currently exercisable, held by these stockholders with Edison Venture Fund (“Edison”), beneficially owning approximately 3,800,000 shares of our Common Stock and Cross Atlantic Technology Fund Entities (“Cross Atlantic”), beneficially owning approximately 2,419,000 shares of our Common Stock. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, because Edison and Cross Atlantic are each venture capital funds, they may require liquidity which could result in transfers and sales of large blocks of our Common Stock. Such transfers and sales could negatively impact the price at which our Common Stock trades on the NASDAQ Capital Market.

Because our common stock was delisted from the NASDAQ Capital Market, the liquidity of our common stock may be impaired. On September 2, 2010, we received a determination from the Listing Qualifications Department of NASDAQ that our request for continued listing on the NASDAQ Capital Market was denied. As a result, our common stock has been suspended from trading at the opening of business on September 13, 2010, and a Form 25-NSE has been filed with the Securities and Exchange Commission which removed the Company’s securities from listing and registration on the NASDAQ Capital Market. Upon delisting from NASDAQ, the Company intends to have its common stock quoted on the Over-the-Counter Pink Sheets. Because our common stock is listed on the Over-the-Counter Pink Sheets, the liquidity of the common stock will be impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on the NASDAQ Capital Market or another national securities exchange.

We intend on effecting a going-private transaction which will result in our deregistering our common stock with the Securities and Exchange Commission and taking our company private. The going private transaction will include a self-tender offer for the purchase of shares of our commons stock, followed by a reverse split of our common stock, if necessary. Because the self-tender offer is subject to certain closing conditions, our efforts may be unsuccessful and we may be unable to effect the going-private transaction.

On September 17, 2010, we entered into a Securities Purchase Agreement with the Co-Investment Fund II, L.P., an existing stockholder of the Company and affiliate of Cross Atlantic Technology Fund II, L.P., pursuant to which the Co-Investment Fund II, L.P. shall, subject to certain conditions, purchase up to 1,956,522 shares of a newly designated Series A Non-Participating Convertible Preferred Stock at a purchase price of $1.15 per share, and three-year warrants to purchase shares of the Company’s common stock. Proceeds from the offering will be used by us to fund a going-private transaction which will include a self-tender offer for some of the our common stock at $1.00 per share, followed by a reverse split and cash out of any fractional shares. Because the self-tender offer, and the equity offering which will fund the going-private transaction, are subject to certain conditions and obligations, there can be no assurances that we will be able meet these conditions and obligations and effect the going-private transaction, if at all.

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

Our Reading, England facility serves as a sales and service office for our customers based in the United Kingdom and Europe. On November 22, 2006, we entered into a 10-year lease of an office consisting of approximately 1,000 square feet. Under the lease terms, we have options to terminate the lease without penalty after three and five years. Minimum rent payments of £1,714 per month commenced on March 1, 2007. The minimum monthly lease payment increased to £1,763 on March 1, 2008 and increased to £1,860 on March 1, 2010.

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

Market Information

From March 1, 2001 through December 11, 2005, our Common Stock traded on the NASDAQ OTC Bulletin Board under the symbol VOXW.ob. From December 12, 2005 through March 19, 2006, our Common Stock was traded on the NASDAQ OTC Bulletin Board under the symbol VXWR.ob after giving effect to the 1-for-150 reverse split of all the outstanding shares of our Common Stock, or the Reverse Split. From March 20, 2006 to September 10, 2010, our Common Stock began trading on the NASDAQ Capital Market under the symbol VOXW. On September 13, 2010 our Common Stock was traded on the OTC Bulletin Board Pink Sheets under the symbol VOXW.PK. The following table sets forth the high and low closing sale prices per share, as quoted on the NASDAQ Capital Market for our two most recent fiscal years:

	High	Low
Fiscal Year: 2009
1st Quarter	$4.57	$1.90
2nd Quarter	$4.25	$0.75
3rd Quarter	$5.52	$0.10
4th Quarter	$2.89	$0.75
Fiscal Year: 2010
1st Quarter	$2.99	$1.51
2nd Quarter	$2.08	$1.19
3rd Quarter	$1.91	$1.47
4th Quarter	$1.61	$0.90

As of August 31, 2009, there were approximately 148 holders of record of our Common Stock. We have never declared nor paid any cash dividends on our Common Stock. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of June 30, 2010, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans which were all approved by our stockholders.

			Number of
		Weighted	Securities
	Number of Securities	Average	Available for
	to be Issued Upon	Exercise Price of	Future Issuance
	Exercise of	Outstanding	under Equity
	Outstanding Options,	Options,	Compensation
	Warrants and Rights	Warrants and	Plans
Plan Category	(1)	Rights	(2)
2003 Stock Incentive Plan	941,423	$1.61	396,718
1994 Stock Option Plan	483	$72.27	--
1998 Stock Option Plan for Outside Directors	--	--	900
____________________

(1)	Reflects 1-for-150 reverse stock split effectuated December 12, 2005.

(2)	Shares reserved for issuance under the plan may be issued upon the exercise of stock options or through direct stock issuances which vest upon the completion of designated service periods or the attainment of prescribed performance goals.

Sale of Unregistered Securities

On September 17, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Co-Investment Fund II, L.P., an existing stockholder of the Company and affiliate of Cross Atlantic Technology Fund II, L.P., pursuant to which the Co-Investment Fund II, L.P. shall, subject to certain conditions, purchase up to 1,956,522 shares of a newly designated Series A Non-Participating Convertible Preferred Stock of the Company at a purchase price of $1.15 per share, and three-year warrants to purchase shares of the Company’s common stock (the “Series A Financing”). The minimum investment under the Purchase Agreement is $1,250,000 and the maximum investment is $2,250,000. Proceeds from the Series A Financing will be used by the Company to fund a going-private transaction which will include a self-tender offer for some of the company's common stock at $1.00 per share, followed by a reverse split and cash out of any fractional shares. The Purchase Agreement contemplates two closings, the first closing shall be contemporaneous with the closing of the self-tender offer and the second closing shall be contemporaneous with the closing of the subsequent reverse split, if any. The Company continues to prepare for these transactions and intends to announce an offering for the purchase of shares of its common stock in a self-tender offer for $1.00 per share on or about October 4, 2010. In connection with the tender offer, the Company intends to deregister its common stock and take the Company private.

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

Overview

Voxware is a leading provider of software for voice recognition solutions that direct the work of the warehouse workforce. Warehouse workers, wearing headsets with microphones, speak back and forth to our voice applications. Since these workers can now work “hands and eyes free” when performing a wide array of tasks such as picking, putaway, and receiving, worker productivity typically increases while errors can be reduced. Our customers typically increase productivity from 10 to 30% and reduce error rates by 30 to 50%. Our primary software product, Voxware 3, offers multiple languages so companies can utilize non-native speaking workers.

Voxware 3 is a unique product in the supply chain market as it combines 1) a studio for designing and configuring voice solutions, 2) an open, standards-based environment and 3) a patented software technology for managing speech recognition within a web browser architecture. By using technology that leverages open, web-centric standards to integrate voice solutions within their overall IT infrastructures with a system that is configurable and adaptable, our customers can respond to change rapidly. Thus, we find our customers achieve benefits faster with less cost since they can implement our systems more rapidly with fewer resources.

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

We sell Voxware 3 primarily to large companies that operate warehouses and distribution centers. Our customers come from a variety of industry sectors, including food service, grocery, retail, consumer packaged goods, automotive parts, third-party logistics, publishing and wholesale distribution. Our technology has the ability to integrate easily with an external warehouse management system (“WMS”).

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

We have also developed partnerships with key VAR and WMS companies, both in the United States and in international markets, who are incorporating our voice technology, most notably our Voxware 3 product, into their offerings. The first deliveries of solutions by partners to end customers occurred during fiscal year 2007. However, we believe it takes on average a year or more before new partners begin generating sales to end user customers, because partners must complete product integration efforts, become certified to deliver Voxware-based voice solutions and secure customer acceptance of their initial deployments.

The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. As a result of these general economic conditions, combined with the seasonal impact of the typically slower summer months, our revenue during the first quarter of fiscal 2011 is expected to be slightly higher than the first quarter of fiscal 2010, which was lower than quarterly revenues reported for fiscal 2009. In response to the changing economic environment, we eliminated a net of 18 positions during first half of fiscal 2009, after considering new hires, and scaled back certain planned costs, new hires and capital purchases. However, our customer base continues to expand, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings and new customers brought to us through direct sales efforts, VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2011, but that revenues from new customers, including those brought to us through VARs and other channel partners, will grow faster than revenues from existing customers. We can provide no assurances that revenues earned in any given fiscal quarter or year will exceed the preceding fiscal quarter or year. Furthermore, we anticipate that in some fiscal quarters and years, costs will exceed revenues.

On June 26, 2009, with an effective date of June 1, 2009, we entered into a Sixth Loan Modification Agreement with Silicon Valley Bank (“SVB”), which, among other things extended the maturity of a $1,500,000 revolving line of credit until July 31, 2009. On September 9, 2009, we entered into a Seventh Loan Modification Agreement that, among other things, lowered the interest rate to prime plus 2.25% and extended the maturity of the Revolver until July 30, 2010. In addition, this modification revised certain financial covenants under the Loan Agreement. On August 23, 2010, we entered into a Eighth Loan Modification Agreement that, among other extended the maturity of the Revolver until July 30, 2011. In addition, this modification revised certain financial covenants under the Loan Agreement.

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

On September 17, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Co-Investment Fund II, L.P., an existing stockholder of the Company and affiliate of Cross Atlantic Technology Fund II, L.P., pursuant to which the Co-Investment Fund II, L.P. shall, subject to certain conditions, purchase up to 1,956,522 shares of a newly designated Series A Non-Participating Convertible Preferred Stock of the Company at a purchase price of $1.15 per share, and three-year warrants to purchase shares of the Company’s common stock (the “Series A Financing”). The minimum investment under the Purchase Agreement is $1,250,000 and the maximum investment is $2,250,000. Proceeds from the Series A Financing will be used by the Company to fund a going-private transaction which will include a self-tender offer for some of the company's common stock at $1.00 per share, followed by a reverse split and cash out of any fractional shares. The Purchase Agreement contemplates two closings, the first closing shall be contemporaneous with the closing of the self-tender offer and the second closing shall be contemporaneous with the closing of the subsequent reverse split, if any. The Company continues to prepare for these transactions and intends to announce an offering for the purchase of shares of its common stock in a self-tender offer for $1.00 per share on or about October 4, 2010. In connection with the tender offer, the Company intends to deregister its common stock and take the Company private. There can be no assurances that we will be able to consummate these transactions.

We may need to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. Due to the recent downturn in the economy, there can be no assurances that financing will be available on terms acceptable to us, if at all. However, due to a general trend providing greater emphasis on sales of higher margin product and given our efforts to reduce costs, as well as having $3.4 million in cash and $1.5 million in debt availability we believe that we have adequate capital resources available to fund our operations through June 30, 2011.

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

The Company determines VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of June 30, 2010, the Company believes that they have realized VSOE of the fair values for maintenance and professional services.

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

Research and Development
Research and development expenditures are charged to operations as incurred. In accordance with ASC 985, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Technological feasibility is evidenced by a detailed program design or the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to ASC 985, the working model is generally deemed to exist with commencement of beta testing. The Company capitalized $0 and $51,000 of costs during the years ended June 30, 2009 and 2010, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010 and 2009, there was no accrued interest related to uncertain tax positions.

Our key accounting estimates and policies are reviewed with the Audit Committee of our Board of Directors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Results of Operations

Fiscal 2010 versus Fiscal 2009

(dollars in table are presented in thousands)

	Year Ended	% of Total	Year Ended	% of Total
	June 30, 2010	Revenues	June 30, 2009	Revenues	$ Change	% Change
Product revenues	$6,678	53%	$8,643	59%	$(1,965)	(23%)
Services revenues	5,908	47%	5,884	41%	24	0%
Total revenues	12,586	100%	14,527	100%	(1,941)	(13%)

Cost of product revenues	2,969	24%	3,321	23%	(352)	(11%)
Cost of services revenues	1,939	15%	2,974	20%	(1,035)	(35%)
Total cost of revenues	4,908	39%	6,295	43%	(1,387)	(22%)

Gross profit	7,678	61%	8,232	57%	(554)	(7%)

Research and development	3,073	24%	3,686	25%	(613)	(17%)
Sales and marketing	4,176	33%	5,321	37%	(1,145)	(22%)
General and administrative	3,477	28%	4,020	28%	(543)	(14%)
Total operating expenses	10,726	85%	13,027	90%	(2,301)	(18%)

Operating loss	(3,048)	(24%)	(4,795)	(33%)	1,747	36%

Interest expense, net	(49)	(1%)	(28)	(0%)	(21)	(75%)
Loss before income taxes	(3,097)	(25%)	(4,823)	(33%)	1,726	36%

Provision for income taxes	-	0%	(3)	(0%)	3	100%

Net loss	$(3,097)	(25%)	$(4,826)	(33%)	$1,729	36%

The components of gross profit for the years ended June 30, 2010 and 2009 are as follows:

	Year Ended
	June 30,		Difference
	2010	2009	$ change	% change
	(in thousands)		(in thousands)
Product revenues
Software licenses	$1,457	$2,476	$(1,019)	(41%)
Hardware units and accessories	4,110	4,922	(812)	(16%)
Extended hardware warranties	970	1,023	(53)	(5%)
Royalties	141	222	(81)	(36%)
	6,678	8,643	(1,965)	(23%)

Cost of product revenues
Software licenses	16	38	(22)	(58%)
Hardware units and accessories	2,621	3,004	(383)	(13%)
Extended hardware warranties	332	279	53	19%
	2,969	3,321	(352)	(11%)
Gross Profit from product revenues	3,709	5,322	(1,613)	(30%)

Services revenues
Professional services	1,419	1,654	(235)	(14%)
Software maintenance services	4,324	4,042	282	7%
Billable travel	165	188	(23)	(12%)
	5,908	5,884	24	0%

Cost of services revenues
Professional services	1,074	1,924	(850)	(44%)
Software maintenance services	747	857	(110)	(13%)
Billable travel	118	193	(75)	(39%)
	1,939	2,974	(1,035)	(35%)
Gross Profit from services revenues	3,969	2,910	1,059	36%

Gross Profit	$7,678	$8,232	$(554)	(7%)

Revenues

Total revenues were $12,586,000 for the year ended June 30, 2010 compared to total revenues of $14,527,000 for the year ended June 30, 2009. The $1,941,000 (13%) decrease in total revenues is primarily due to decreases of $812,000 (16%) in revenues generated from the sale of hardware units and related accessories, $1,019,000 (41%) in licensing of software, $235,000 (14%) in professional services and $81,000 (36%) in royalties, offset by an increase of $282,000 (7%) in software maintenance services. Product revenues accounted for 53% of revenues during the year ended June 30, 2010 as compared to 59% during the year ended June 30, 2009. Service revenues accounted for 47% of revenue during the year ended June 30, 2010 as compared to 41% during the year ended June 30, 2009.

Product revenues include licensing of software, sales of hardware units and accessories, extended hardware warranties and royalties from our speech compression technology. Total product revenues decreased $1,965,000 (23%) to $6,678,000 during the year ended June 30, 2010 from $8,643,000 in the year ended June 30, 2009. The decrease in product revenues during the year ended June 30, 2010 was primarily due to decreases in software licenses and related hardware units and accessories sold compared to the year ended June 30, 2009. The decrease in hardware units and hardware accessories sold was primarily due to fewer new customer sites purchasing software and related hardware units during the year ended June 30, 2010 as compared to the year ended June 30, 2009. Software licenses contributed 22% of product revenues during the year ended June 30, 2010 as compared to 29% during the year ended June 30, 2009. Hardware units and accessories accounted for 62% of product revenues during the year ended June 30, 2010 as compared to 57% during the year ended June 30, 2009. Accessories generally provide higher gross margin percentages than hardware unit sales.

Accessories accounted for 69% of hardware revenues during the year ended June 30, 2010 as compared to 60% of hardware revenues for the year ended June 30, 2009.

Services revenues are derived from professional services fees relating to voice-based solutions, ongoing customer support activities and travel charges billed to customers for costs incurred while providing services. For the year ended June 30, 2010, services revenues totaled $5,908,000, an increase of $24,000 (0%) from services revenues of $5,884,000 for the year ended June 30, 2009. Professional services decreased $235,000 (14%) from $1,654,000 during the year ended June 30, 2009 to $1,419,000 during the year ended June 30, 2010. Software maintenance support services increased $282,000 (7%) from $4,042,000 during the year ended June 30, 2009 to $4,324,000 during the year ended June 30, 2010. Revenues from software maintenance support services tend to grow over time as additional software licenses are sold and remain in effect.

Cost of Revenues

Total cost of revenues decreased $1,387,000 (22%) from $6,295,000 for the year ended June 30, 2009 to $4,908,000 for the year ended June 30, 2010.

Cost of product revenues decreased $352,000 (11%) from $3,321,000 in the year ended June 30, 2009 to $2,969,000 in the year ended June 30, 2010. Such costs reflect materials, labor and overhead associated with the sale of our voice-based products. Included in our cost of product revenues is the cost associated with our team responsible for testing, shipping, supporting and managing third party hardware. This team was comprised of three individuals as of June 30, 2010 and four individuals as of June 30, 2009. The decrease in cost of product revenues is primarily attributable to a decrease of $363,000 for direct material costs and freight charges. These cost reductions were primarily due to a decrease in sales of computer hardware units and related accessories during the year ended June 30, 2010 as compared to the year ended June 30, 2009.

Cost of services revenues consists primarily of the expenses associated with customer maintenance support and professional services, including employee compensation, outside consulting services and travel expenditures. Professional services costs include labor charges for custom application design and development, customer training and assisting customers implement our voice-based solutions. Professional services costs are tracked by project and are deferred until the related project revenue is recognized. Costs of customer support and professional services staff performed in support of our sales and research and development activities are recorded as operating expenses, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our customer support and professional services staff was comprised of 10 individuals as of June 30, 2010, as compared to 15 individuals as of June 30, 2009. Four positions were eliminated in December 2008 in response to the decline in our revenues during the period and others departed during fiscal year 2010. Cost of services revenues decreased $1,035,000 (35%) from $2,974,000 in the year ended June 30, 2009 to $1,939,000 in the year ended June 30, 2010. Expenses related to professional services accounted for the majority of the decrease as it decreased $850,000 (44%) from $1,924,000 in the year ended June 30, 2009 to $1,074,000 in the year ended June 30, 2010.

Operating Expenses

Total operating expenses decreased by $2,301,000 (18%) to $10,726,000 in the year ended June 30, 2010 from $13,027,000 in the year ended June 30, 2009 due in part to lower average head count during the period and reasons discussed below. The number of employees associated with operating expenses (research and development, sales and marketing, general and administrative) totaled 43 individuals as of June 30, 2010 and 45 as of June 30, 2009.

Research and development expenses primarily consist of employee compensation, consulting fees and other costs associated with our voice recognition technology, hardware platform and VoiceLogistics software suite development efforts. In addition, costs incurred by our customer support and professional services teams relating to the development of our VoiceLogistics software suite are charged to research and development, while the cost of customer support or professional service activities performed by our research and development staff are recorded as cost of services revenues. Our research and development team was comprised of 18 individuals as of June 30, 2010 and 2009. Our research and development expenses decreased $613,000 (17%) to $3,073,000 in the year ended June 30, 2010, from $3,686,000 in the year ended June 30, 2009. The majority of the decrease related to a reduction of $141,000 for outside consultants, $263,000 for labor costs, $59,000 for depreciation costs and $54,000 for recruitment costs.

Sales and marketing expenses primarily consist of employee compensation (including direct sales commissions), third-party partnership fees, travel expenses and trade show and other lead generation expenses. Our sales and marketing staff was comprised of 16 individuals as of June 30, 2010 compared to 17 individuals as of June 30, 2009. Sales and marketing expenses decreased $1,145,000 (22%) to $4,176,000 in the year ended June 30, 2010 from $5,321,000 in the year ended June 30, 2009. The decrease in sales and marketing expenses is due primarily to decreases during the year ended June 30, 2010 of $115,000 in marketing costs, $227,000 in sales meeting and travel expenses, $255,000 in labor costs due to the smaller sales staff and $357,000 in lower commission expense due to reduction in the revenues and changes in the sales mix. In light of reduced revenues caused by global economic conditions, we undertook steps to reduce sales and marketing expenses.

General and administrative expenses consist primarily of employee compensation and fees for insurance, rent, office expenses, professional services, public company related charges and income and expenses related to fluctuations in foreign currency exchange rates. The general and administrative staff was comprised of 9 full time employees as of June 30, 2010 compared to 10 full time employees as of June 30, 2009. General and administrative expenses decreased $543,000 (14%) to $3,477,000 in the year ended June 30, 2010 from $4,020,000 in the year ended June 30, 2009. The decrease related to a decrease in labor costs of $277,000, provision for doubtful accounts of $37,000 and fluctuations in foreign currency exchange rates generated losses of $109,000 during the year ended June 30, 2010 compared to losses of $230,000 during the year ended June 30, 2009, a change of $121,000, and a decrease of $175,000 for stock-based compensation expense.

Interest Expense, Net

Interest expense is reported net of interest income earned. Net interest expense was $49,000 for the year ended June 30, 2010 compared to net interest expense of $28,000 for the year ended June 30, 2009, an increase of $21,000. Interest income decreased $41,000 from $43,000 during the year ended June 30, 2009 to $2,000 during the year ended June 30, 2010 due primarily to declining interest rates and lower balances of invested funds. Interest expense decreased $20,000 from $71,000 during the year ended June 30, 2009 to $51,000 during the year ended June 30, 2010 due primarily to an interest charge related to a sales tax discount related to previous years.

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

The provision for income taxes was $0 for the year ended June 30, 2010 and $3,000 for the year ended June 30, 2009. We had a loss before taxes of $3,097,000 for accounting purposes during the year ended June 30, 2010, compared to a loss before taxes of $4,823,000 during the year ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had $3,360,000 in cash and cash equivalents, compared to $4,342,000 in cash and cash equivalents as of June 30, 2009, a decrease of $982,000 (23%). Our working capital as of June 30, 2010 was $1,474,000 compared to $3,195,000 as of June 30, 2009, a decrease of $1,721,000 (54%).

Net cash used in operating activities totaled $211,000 for the year ended June 30, 2010, primarily consisting of a net loss of $3,097,000 and decreases of $127,000 in accounts payable and accrued expenses, offset by a decrease of $910,000 in accounts receivable and non-cash charges totaling $1,735,000, consisting of $1,439,000 of share-based compensation, $271,000 of depreciation and amortization and a $25,000 adjustment to the provision for doubtful accounts. The reduction in accounts payable and accrued expenses is primarily a function of payments of commissions and bonuses accrued as of June 30, 2009. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the period. Share-based compensation charges relate to grants of restricted stock units and stock options. For the year ended June 30, 2009, net cash used in operating activities totaled $1,313,000, primarily consisting of a net loss of $4,826,000 and decreases of $764,000 in accounts payable and accrued expenses and $698,000 in deferred revenues. Cash used in operating activities was offset by a decrease of $2,722,000 in accounts receivable and non-cash charges totaling $1,979,000, consisting of $1,617,000 of share-based compensation, $300,000 of depreciation and amortization, and a $62,000 adjustment to the provision for doubtful accounts. The reduction in accounts payable and accrued expenses is primarily a function of payments of inventory and bonuses accrued as of June 30, 2008. The decrease in deferred revenues is due primarily to the timing of maintenance billings throughout the year, and the completion of customer implementation projects. Changes in accounts receivable are the function of the timing of invoicing and collections throughout the period.

Net cash used in investing activities totaled $215,000 during the year ended June 30, 2010 and $91,000 during the year ended June 30, 2009 due primarily to purchases of property and equipment and capitalized software development costs.

Net cash used in financing activities totaled $556,000 during the year ended June 30, 2010 compared to net cash provided by financing activities of $2,243,000 during the year ended June 30, 2009. During the year ended June 30, 2010, we repaid $525,000 against term loans with SVB, paid $50,000 related to employee taxes for certain cashless exercises of restricted stock units and received proceeds of $19,000 from the exercise of stock options. During the year ended June 30, 2009, we received proceeds from the issuance of common stock of $2,500,000 and we borrowed $451,000 to fund the purchase of fixed assets and repaid $704,000 against term loans with SVB. We received net proceeds in the amount of $5,000 from the exercise of stock options during the year ended June 30, 2009.

We initially entered into a credit facility with SVB on December 30, 2003. The following facilities were outstanding during fiscal years 2009 and 2010:

On May 24, 2006, we entered into a Loan and Security Agreement with SVB, (“2006 Facility”), providing an additional $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit (“ Revolver”) and a $1,500,000 Non-Formula Term Loan, or 2006 Term Loan to fund our anticipated working capital needs. The Revolver created by the 2006 Facility was initially available until October 31, 2007. It was extended to February 11, 2009 by the Second Loan Modification Agreement (“SLMA”). The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of June 30, 2010, amounts outstanding under the Revolver bear interest at prime plus 2.25%. In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at June 30, 2010 or June 30, 2009. The 2006 Term Loan is to be repaid in 36 equal monthly payments of principal and interest, commencing on April 1, 2007, and has an outstanding balance of $0 at June 30, 2010 and $375,000 at June 30, 2009. Monthly principal payments had totaled approximately $42,000 prior to being fully repaid in March 2010.

On February 13, 2008, with an effective date of December 27, 2007, we entered into the SLMA with SVB, providing for a new $600,000 revolving equipment line of credit (“Equipment Revolver”). The availability under the Equipment Revolver was limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA). The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. Originally, amounts advanced under the Equipment Revolver bore interest at a rate equal to the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%. This rate was revised to the greater of 7% or prime plus 3% by the Waiver and Third Loan Modification Agreement with SVB executed on November 17, 2008. The repayment of the funds drawn against the Equipment Revolver will be made in 36 equal monthly payments of principal and interest beginning August 1, 2008. Amounts outstanding under the Equipment Revolver bear interest at June 30, 2010 at a rate of 7%. The outstanding balance on the Equipment Revolver was $200,000 at June 30, 2010 and $313,000 at June 30, 2009.

On February 17, 2009, we entered into a Waiver and Fourth Loan Modification Agreement that, among other things, waived a loan covenant violation that existed at December 31, 2008, and extended the maturity of the Revolver until June 30, 2009. In addition, the Waiver and Fourth Loan Modification Agreement revised certain outstanding financial covenants under the Loan Agreement, including minimum net loss thresholds. On May 12, 2009, with an effective date of June 30, 2009, the Company entered into a Fifth Loan Modification Agreement which extended the maturity of the Revolver until May 31, 2009, and set financial covenants for the period ended May 31, 2009.

On June 26, 2009, with an effective date of June 1, 2009, we entered into a Sixth Loan Modification Agreement which extended the Revolver until July 31, 2009. On September 9, 2009, the Company entered in to a Seventh Loan Modification Agreement which extended the maturity, lowered the interest rate to prime plus 2.25% and provided covenants of the Revolver until July 30, 2010.

On August 23, 2010, the Company entered in to an Eighth Loan Modification Agreement that, among other things, extended the maturity of the Revolver until July 30, 2011 and revised certain financial covenants under the Loan Agreement.

We continue to expand our partnership channel, with particular emphasis on the development of relationships with mobile computer equipment manufacturers and vendors, VARs, logistics consultants and WMS vendors. Using Voxware 3 and VoxBrowser, independent third-party partners are able to develop and deliver voice-enabled logistics solutions on other manufacturers’ hardware. As a result of the partner relationships and product offerings, a greater percentage of revenue may be derived in the future from software than has occurred historically, with a lower percentage of total revenue derived from hardware and professional services. The gross margin generated by software revenue is higher than that earned on hardware and professional services revenue. For the year ended June 30, 2010, we earned gross margin from software licenses of 99%, compared to 36% for sales of hardware units and related accessories. Partnership channel sales accounted for 10% of our revenues during the year ended June 30, 2010 compared to 9% during the year ended June 30, 2009. Software licenses contributed 12% of revenues for the year ended June 30, 2010 compared to 17% of revenue for the year ended June 30, 2009.

We expect that recent coordinated efforts by federal authorities throughout the world will gradually lead to a general loosening of international credit markets, thus enabling customers and prospective customers to increase levels of capital expenditures. In addition, given the volume and quality of prospective transactions in our sales pipeline, we anticipate a resumption of the trend towards a more profitable mix of revenue prior to the end of fiscal year 2011. However, we can provide no assurance with respect to the timing of this expected long-term trend or whether the trend will be true in any specific period.

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

On September 17, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Co-Investment Fund II, L.P., an existing stockholder of the Company and affiliate of Cross Atlantic Technology Fund II, L.P., pursuant to which the Co-Investment Fund II, L.P. shall, subject to certain conditions, purchase up to 1,956,522 shares of a newly designated Series A Non-Participating Convertible Preferred Stock of the Company at a purchase price of $1.15 per share, and three-year warrants to purchase shares of the Company’s common stock (the “Series A Financing”). The minimum investment under the Purchase Agreement is $1,250,000 and the maximum investment is $2,250,000. Proceeds from the Series A Financing will be used by the Company to fund a going-private transaction which will include a self-tender offer for some of the company's common stock at $1.00 per share, followed by a reverse split and cash out of any fractional shares. The Purchase Agreement contemplates two closings, the first closing shall be contemporaneous with the closing of the self-tender offer and the second closing shall be contemporaneous with the closing of the subsequent reverse split, if any. The Company continues to prepare for these transactions and intends to announce an offering for the purchase of shares of its common stock in a self-tender offer for $1.00 per share on or about October 4, 2010. In connection with the tender offer, the Company intends to deregister its common stock and take the Company private. There can be no assurances that we will be able to consummate these transactions.

We may need to raise additional capital through either new equity or debt financing arrangements and may elect to utilize such an arrangement to fund further expansion of our operations. Due to the recent downturn in the economy, there can be no assurances that financing will be available on terms acceptable to us, if at all. However, due to a general trend providing greater emphasis on sales of higher margin product and given our efforts to reduce costs, as well as having $3.4 million in cash and $1.5 million in debt availability we believe that we have adequate capital resources available to fund our operations through June 30, 2011.

The recent deterioration of general worldwide economic conditions has negatively impacted certain vertical markets, including retail and food distribution, that are significant to our operations. However, our revenue during the first quarter of fiscal 2011 is expected to be slightly higher than the first quarter of fiscal 2010, which was lower than quarterly revenues reported for fiscal 2009. In response to the changing economic environment, we eliminated a net of 18 positions during first half of fiscal 2009, after considering new hires, and scaled back certain planned costs, new hires and capital purchases. However, our customer base continues to expand, with existing customers expected to implement our products in additional sites as they experience favorable results with our offerings and new customers brought to us through direct sales efforts, VARs and other channel partners. We expect the majority of revenues will come from existing customers in fiscal year 2011, but that revenues from new customers, including those brought to us through VARs and other channel partners, will grow faster than revenues from existing customers. We can provide no assurances that revenues earned in any given fiscal quarter or year will exceed the preceding fiscal quarter or year. Furthermore, we anticipate that in some fiscal quarters and years, costs will exceed revenues.

As of June 30, 2010, 15,000,000 shares of our Common Stock were authorized, of which 8,090,433 were issued and outstanding. The following table summarizes the dilutive impact in the event of the exercise of all options and warrants to purchase stock, including options and warrants whose strike price exceeds the market value of our Common Stock.

Dilutive Effect of Options and Warrants as of June 30, 2010

Common stock issued and outstanding as of June 30, 2010	8,090,433

Dilutive instruments:
Outstanding warrants to purchase common stock *	1,298,331
Outstanding options to purchase common stock *	941,906
Unissued restricted stock units	64,441

Common stock plus dilutive instruments outstanding	10,395,111

Options to purchase common stock available to issue
pursuant to various stock option plans	397,618

Common stock outstanding if all dilutive instruments
are converted and exercised	10,792,729
____________________

*	Includes all "in-the-money" and "out-of-the-money" warrants and options.

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

ITEM 9A. CONTROLS AND PROCEDURES.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decision regarding disclosures.

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

There were no changes during the quarter ended June 30, 2010 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010 utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by our management, we determined that the Company’s internal control over financial reporting was effective as of June 30, 2010. Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010 has not been audited.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION.

The discussion under the headings “Executive Compensation” “Compensation Committee Report” and “Compensation Committee Interlooks and Insider Participation” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The discussion under the heading “Certain Relationships and Related Transactions” and “Board Independence” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The discussion under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

(a)	Exhibit No.		Description
	2.1		Asset Purchase Agreement, dated as of February 4, 1999, by and between Ascend Communications, Inc. and Voxware, Inc.**(1)

	3.1	(a)	Amended and Restated Certificate of Incorporation**(7)

	3.1	(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 30, 2003.**(8)

	3.1	(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 30, 2004.**(9)

	3.1	(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 29, 2004.**(12)

	3.1	(e)	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, as filed with the Secretary of State of the State of Delaware on November 28, 2005.**(11)

	3.1	(f)	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 13, 2007.**(18)

	3.1	(g)	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 10, 2009.**

	3.2		Second Amended and Restated Bylaws.**(17)

	4.1		Form of Common Stock Purchase Warrant.**(6)

	4.2		Form of Common Stock Purchase Warrant issued to Ridgecrest Capital Partners.**(6)

	4.3		Form of Series D Convertible Preferred Stock Purchase Warrant.**(6)

	4.4		Form of Series D Convertible Preferred Stock Purchase Warrant to be issued to Edison Venture Fund V, L.P., dated December 30, 2003.**(8)

	4.5		Form of Series D Convertible Preferred Stock Purchase Warrant to be issued to Cross Atlantic Technology Fund II, L.P., dated December 30, 2003.**(8)

	4.6		Form of Common Stock Purchase Warrant issued to former holders of Series D Convertible Preferred Stock Purchase Warrants (see Exhibits 4.7, 4.8 and 4.9).**(12)

	4.7		Form of Common Stock Purchase Warrant issued to Mufson Howe Hunter & Company LLC, dated August 11, 2005.**(12)

4.8	Form of Common Stock Purchase Warrant issued to Alan A. Nash, dated August 11, 2005.**(12)

4.9	Form of Common Stock Purchase Warrant issued to Duncan J. L. Fitzwilliams, dated August 11, 2005.**(12)

4.10	Form of Common Stock Purchase Warrant issued to Emma Smith, dated August 11, 2005.**(12)

10.1	Voxware, Inc. 1994 Stock Option Plan.**(2)

10.2	Form of Voxware, Inc. Stock Option Agreement.**(2)

10.3	Form of Indemnification Agreement.**(2)

10.4	Securities Purchase Agreement, dated as of August 10, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(3)

10.5	Registration Rights Agreement, dated as of August 15, 2000, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(3)

10.6	Securities Purchase Agreement, dated as of April 19, 2001, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, together with the form of Additional Share Warrant attached as an exhibit thereto.**(4)

10.7	Registration Rights Agreement, dated as of April 19, 2001, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC, together with the form of Remedy Warrant attached as an exhibit thereto.**(4)

10.8	Voxware, Inc. 1998 Stock Option Plan for Outside Directors.**(5)

10.9	Voxware, Inc. Plan to Pay Non-Employee Directors an Annual Retainer.**(5)

10.10	Series D Convertible Preferred Stock Purchase Agreement, dated as of April 16, 2003, by and among Voxware, Inc. and the Purchasers thereto.**(6)

10.11	Exchange Agreement, dated as of April 16, 2003, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC**(6).

10.12	Exchange Agreement, dated as of April 16, 2003, by and among Voxware, Inc. and certain holders of its Series C Convertible Preferred Stock.**(6)

10.13	Exchange Agreement, dated as of April 16, 2003, by and among Voxware, Inc., Creafund n.v., Avvision BVBA, BVBA Com2Wizards, Eurl Val D Auso and Wim Deneweth.** (6)

10.14	Settlement Agreement, dated as of April 16, 2003, by and between Voxware, Inc. and Castle Creek Technology Partners, LLC.**(6)

10.15	Investor Rights Agreement, dated as of June 27, 2003, by and between Voxware, Inc. and the Investors thereto.**(7)

10.16	Stockholders Agreement, dated as of June 27, 2003, by and between Voxware, Inc. and the Holders and Investors listed on Schedule 1 thereto.**(7)

10.17	Voxware, Inc. 2003 Stock Option Plan.**(7)

10.18	Form of Voxware, Inc. Stock Option Agreement.**(7)

10.19	Loan and Security Agreement, dated as of December 29, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(8)

10.20		Intellectual Property Security Agreement, dated as of December 29, 2003, by and between Voxware, Inc. and Silicon Valley Bank.**(8)

10.21		Unconditional Guaranty of Edison Venture Fund V, L.P., as guarantor, dated as of December 29, 2003.**(8)

10.22		Unconditional Guaranty of Cross Atlantic Technology Fund II, L.P., as guarantor, dated as of December 29, 2003.**(8)

10.23	#	Indemnification Agreement, dated June 21, 2004, by and between Voxware, Inc. and Paul Commons.**(12)

10.24		Form of Common Stock Purchase Agreement, dated as of August 11, 2005, by and between Voxware, Inc. and certain accredited investors.**(10)

10.25		Form of Amendment No. 2 to Stockholders Agreement, dated as of August 11, 2005, by and between Voxware, Inc. and certain accredited investors.**(10)

10.26		Form of Amended and Restated Investor Rights Agreement, dated as of August 11, 2005, by and between Voxware, Inc. and certain accredited investors.**(10)

10.27		License, Development and Reseller Agreement, dated as of September 26, 2005, by and between Voxware, Inc. and LXE, Inc.**†(15)

10.28		Amended and Restated Loan and Security Agreement dated as of January 3, 2007, and effective as of December 29, 2006 between Silicon Valley Bank and Voxware, Inc.**(13)

10.29		First Loan Modification Agreement dated as of February 1, 2007 between Silicon Valley Bank and Voxware, Inc.**(14)

10.30		Loan and Security Agreement dated as of January 3, 2007 and effective as of December 29, 2006 between Silicon Valley Bank and Voxware, Inc.** (13)

10.31		Amendment to Loan Arrangement with Voxware, Inc., dated as of January 3, 2007, from Verbex Acquisition Corporation.** (13)

10.32	#	Executive Employment Agreement, dated as of September 14, 2007, between Voxware, Inc. and Scott J. Yetter.** (16)

10.33		Second Loan Modification Agreement, dated as of February 13, 2008, and effective as of December 27, 2007, between Silicon Valley Bank and Voxware, Inc.**(17)

10.34		Lease Agreement, dated as of December 3, 2007, by and between Voxware, Inc. and 240 Princeton TCI Associates, LLC.**(18)

10.35		2007 Amendment to 2003 Stock Incentive Plan.**(18)

10.36		Waiver and Third Loan Modification Agreement, dated November 17, 2008, by and between the Company and Silicon Valley Bank.**(19)

10.37		Waiver of Fourth Loan Modification Agreement, dated as of February 17, 2009, by and between the Company and Silicon Valley Bank.**(20)

10.38		Fifth Loan Modification Agreement, dated as of May 12, 2009, by and between the Company and Silicon Valley Bank.**(21)

10.39		Sixth Loan Modification Agreement, dated as of June 26, 2009, by and between the Company and Silicon Valley Bank. *

10.40	Securities Purchase Agreement, dated as of June 29, 2009, by and between the Company and The Co-Investment Fund II, L.P. and Edison Venture Fund V, L.P.**(22)

10.41	Seventh Loan Modification Agreement, dated as of September 9, 2009 by and between the Company and Silicon Valley Bank.**(23)

10.42	Amended and Restated 2003 Stock Incentive Plan as of December 10, 2009.**

10.43	Form of Non Qualified Stock Option Agreement.**

10.44	Eighth Loan Modification Agreement, dated as of August 23, 2010 by and between the Company and Silicon Valley Bank.**(27)

10.45	Securities Purchase Agreement, dated as of September 17, 2010, by and between Voxware, Inc. and the Co-Investment Fund, II, L.P. (28)

10.46	Form of Voting Agreement between the Company and certain stockholders. (28)

21.1	Subsidiaries of the registrant.*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________________

*	Filed herewith.

**	Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Filed in connection with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.

(2)	Filed in connection with the Company’s Registration Statement on Form S-1 (File Number 33-08393).

(3)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on August 16, 2000.

(4)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on April 20, 2001.

(5)	Filed in connection with the Company’s Registration Statement on Form S-8 (File Number 33-33342).

(6)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on April 17, 2003.

(7)	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

(8)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on January 6, 2004.

(9)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on May 7, 2004.

(10)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on August 11, 2005.

(11)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on November 29, 2005.

(12)	Filed in connection with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

(13)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on January 8, 2007.

(14)	Filed in connection with the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2006.

(15)	Filed in connection with the Company's Quarterly Report on Form 10-QSB/A for the fiscal quarter ended September 30, 2005.

(16)	Filed in connection with the Company’s Current Report on Form 8-K filed on September 17, 2007.

(17)	Filed in connection with the Company’s Current Report on Form 8-K filed on October 17, 2007.

(18)	Filed in connection with the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2008.

(19)	Filed in connection with the Company’s Current Report on Form 8-K filed on November 21, 2008.

(20)	Filed in connection with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

(21)	Filed in connection with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

(22)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on July 1, 2009.

(23)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on September 14, 2009.

(24)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on December 15, 2009.

(25)	Filed in connection with the Company’s Tender Offer statement on Form SC TO that was filed on January 20, 2010.

(26)	Filed in connection with the Company’s Tender Offer statement on Form SC TO that was filed on January 20, 2010.

(27)	Filed in connection with the Company’s Current Report on Form 8-K that was filed on August 26, 2010.

(28)	Filed in connection with the Company's current report on Form 8-K that was filed on September 20, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXWARE, INC.

By:	/s/ Scott J. Yetter
Scott J. Yetter, President and Chief Executive Officer

Date:      September 28, 2010

In accordance with the Exchange Act, this report has been signed below be the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. Allegra	Chairman and Director	September 28, 2010
Joseph A. Allegra

/s/ Scott J. Yetter	President and Chief Executive Officer	September 28, 2010
Scott J. Yetter	(principal executive officer)

/s/ William G. Levering, III	Chief Financial Officer	September 28, 2010
William G. Levering, III	(principal financial and principal accounting officer)

/s/ James L. Alexandre	Director	September 28, 2010
James L. Alexandre

/s/ Donald R. Caldwell	Director	September 28, 2010
Donald R. Caldwell

/s/ Don Cohen	Director	September 28, 2010
Don Cohen

/s/ Robert Olanoff	Director	September 28, 2010
Robert Olanoff

/s/ David J. Simbari	Director	September 28, 2010
David J. Simbari

VOXWARE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Voxware, Inc.
Hamilton, New Jersey

We have audited the accompanying consolidated balance sheets of Voxware, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voxware, Inc. and subsidiaries at June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Bethesda, Maryland
September 28, 2010

Voxware, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2010	June 30, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,360	$4,342
Accounts receivable, net of allowance for doubtful accounts of $180 and
$158 at June 30, 2010 and June 30, 2009, respectively	2,415	3,350
Inventory, net	643	564
Deferred project costs	13	33
Prepaid expenses and other current assets	314	337
Total current assets	6,745	8,626

Property and equipment, net	347	454
Capitalized software development costs	51	-
Other assets	196	184
TOTAL ASSETS	$7,339	$9,264

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$150	$525
Accounts payable and accrued expenses	2,438	2,541
Current portion of deferred revenues	2,683	2,365
Total current liabilities	5,271	5,431
Long-term portion of deferred revenues	159	85
Long-term debt, net of current maturities	13	163
Total liabilities	5,443	5,679

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 15,000,000 shares authorized as of
June 30, 2010 and 12,000,000 shares authorized at June 30, 2009;
8,090,433 and 8,007,766 shares issued and outstanding at
June 30, 2010 and June 30, 2009, respectively	8	8
Additional paid-in capital	84,551	83,143
Accumulated deficit	(82,663)	(79,566)
Total stockholders' equity	1,896	3,585
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,339	$9,264

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended June 30,
	2010	2009
REVENUES
Product revenues	$6,678	$8,643
Services revenues	5,908	5,884
Total revenues	12,586	14,527

COST OF REVENUES
Cost of product revenues	2,969	3,321
Cost of services revenues	1,939	2,974
Total cost of revenues	4,908	6,295

GROSS PROFIT	7,678	8,232

OPERATING EXPENSES
Research and development	3,073	3,686
Sales and marketing	4,176	5,321
General and administrative	3,477	4,020
Total operating expenses	10,726	13,027

OPERATING LOSS	(3,048)	(4,795)

INTEREST EXPENSE, NET	(49)	(28)

LOSS BEFORE INCOME TAXES	(3,097)	(4,823)

PROVISION FOR INCOME TAXES	-	(3)

NET LOSS	$(3,097)	$(4,826)

NET LOSS PER SHARE
Basic and diluted	$(0.39)	$(0.74)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
COMPUTING NET LOSS PER SHARE
Basic and diluted	8,041	6,532

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common	Par Value
	Stock Number	$.001	Additional	Accumulated
	of Shares	Amount	Paid-in Capital	Deficit	Total
Balance, June 30, 2008	6,488,529	$6	$79,032	$(74,740)	$4,298
Share-based compensation	-	-	1,617	-	1,617
Issuance of common stock for
cash	1,428,571	1	2,499	-	2,500
Exercise of stock options	2,500	1	4	-	5
Issuance of restricted stock units	94,080	-	-	-	-
Repurchase of restricted stock units	(5,914)	-	(9)	-	(9)
Net loss	-	-	-	(4,826)	(4,826)
Balance, June 30, 2009	8,007,766	$8	$83,143	$(79,566)	$3,585
Share-based compensation	-	-	1,439	-	1,439
Exercise of stock options	18,325	-	19	-	19
Issuance of restricted stock units	95,746	-	-	-	-
Repurchase of restricted stock units	(31,404)	-	(50)	-	(50)
Net loss	-	-	-	(3,097)	(3,097)
Balance, June 30, 2010	8,090,433	$8	$84,551	$(82,663)	$1,896

See accompanying summary of accounting policies and notes to consolidated financial statements.

Voxware, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,097)	$(4,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271	300
Provision for doubtful accounts	25	62
Share-based compensation charges	1,439	1,617
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	910	2,722
Inventory	(79)	(31)
Deferred project costs	20	130
Prepaid expenses and other current assets	47	43
Other assets	(12)	132
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(127)	(764)
Deferred revenues	392	(698)
Net cash used in operating activities	(211)	(1,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(164)	(91)
Capitalized software development costs	(51)	-
Net cash used in investing activities	(215)	(91)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	451
Repayment of long-term debt	(525)	(704)
Repurchase of restricted stock units	(50)	(9)
Proceeds from issuance of common stock	-	2,500
Proceeds from exercise of stock options	19	5
Net cash (used in) provided by financing activities	(556)	2,243

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(982)	839
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,342	3,503
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,360	$4,342

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$51	$71

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

The Company sells Voxware 3 primarily to large companies that operate warehouses and distribution centers. Voxware’s customers come from a variety of industry sectors, including food service, grocery, retail, consumer packaged goods, automotive parts, third-party logistics, publishing and wholesale distribution. The Company’s technology has the ability to integrate easily with an external warehouse management system (“WMS”).

The Company also sells software and some hardware accessories to value-added resellers (“VARs”), who in turn develop and deliver voice solutions based on Voxware software for their customers.

Voxware’s revenues are generated primarily from software license fees, maintenance fees, professional services and hardware products sales to both end customers and VARs.

The European customers accounted for 27% and 28% of the Company’s total revenue for fiscal years 2010 and 2009, respectively.

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

Basis of Presentation
The Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) has become the source of authoritative accounting principles generally accepted in the United States of America (“U.S. GAAP”). The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP. In preparing the financial statements, the Company evaluated all events or transactions that occurred after June 30, 2010 through the date the Company issued these consolidated financial statements. See note 13 – Subsequent Events.

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

The Company recognizes revenue in accordance with the Software Revenue Recognition guidance of ASC 985 - Software, which requires that revenue recognized from multiple element arrangements that include software licenses be allocated to the various elements of the arrangement based on the fair values of the elements, such as hardware, deployment services and maintenance and technical support services. We follow the residual method of accounting as provided in ASC 985. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair values, with the residual arrangement fee allocated to the delivered elements. The fair value of the undelivered elements included in the Company’s multi-element sales arrangements is based on vendor specific objective evidence (“VSOE”).

The fair value of elements not essential to the functioning of the software, including hardware units and related accessories, are calculated in accordance with the Multiple Element Arrangements guidance of ASC 605 – Revenue Recognition. Under the ASC 605 guidance, the fair value of hardware elements is determined based on the price when it is sold separately by either the Company or a competitor.

The Company determines VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for professional services based on standard hourly rates when such services are provided on a stand-alone basis. As of June 30, 2010, the Company believes that they have realized VSOE of the fair values for maintenance and professional services.

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

Travel costs associated with professional services and billed to customers are recorded as services revenues at the time they are incurred by Voxware. Services revenues included billed travel costs totaling $165,000 and $189,000, respectively, during the years ended June 30, 2010 and 2009.

Research and Development

Research and development expenditures are charged to operations as incurred. In accordance with ASC 985, development costs incurred in connection with the research and development of software products and enhancements to existing software products are charged to expense as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Technological feasibility is evidenced by a detailed program design or the point at which there is a completed working model of the software product, the completeness of which is to be confirmed by testing. According to ASC 985, the working model is generally deemed to exist with commencement of beta testing. Capitalization ceases when the product is available for general release to customers, at which time amortization of the capitalized costs begins, using the greater of the ratio of current revenue to the total of current and anticipated revenues or straight-line over the estimated remaining life of the product, not to exceed three years. The Company capitalized $51,000 of costs during the year ended June 30, 2010. No costs associated with the development of software products were capitalized during the year ended June 30, 2009.

Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260 – Earnings Per Share. Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. As the Company had a net loss during the years ended June 30, 2010 and 2009, the impact of the assumed exercise of in-the-money stock options and warrants in the aggregate amount of approximately 156,000 and 398,000 shares at June 30, 2010 and 2009, respectively, is anti-dilutive and as such, have been excluded from the calculation of diluted net loss per share.

Cash and Cash Equivalents

Cash and cash equivalents consist of investments in highly liquid short-term instruments (short-term bank deposits and commercial paper) with original maturities of 90 days or less.

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

Inventory

The Company values its inventory at the lower of average cost (which approximates first-in, first-out cost) or net realizable value. If the Company believes that demand no longer allows them to sell the inventory above cost or at all, the Company writes down that inventory to net realizable value or writes off excess inventory levels.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718 – Compensation – Stock Compensation, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The values of the portions of the awards that are ultimately expected to vest are recognized as expense over the requisite service periods. Compensation expense associated with equity awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of option awards and the market value on the date of the grant to determine the fair value of other equity awards. The measurement date for option and other equity awards is the date of grant.

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

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
	(In thousands)
Year ended June 30, 2009	$70	45	65	$50
Year ended June 30, 2010	50	15	30	35

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and trade receivables. The Company invests its excess cash in highly liquid investments (short-term bank deposits and commercial paper). The Company’s customer base principally comprises distribution and logistics companies in food service, grocery, retail, consumer packaged goods, third-party logistics providers, wholesale distributors, as well as VARs. The Company does not typically require collateral from its customers.

One customer accounted for 14% and 16% of total revenue for the fiscal years ended June 30, 2010 and 2009, respectively. No customer accounted for more than 10% of total receivables at June 30, 2010. Two separate customers accounted for 15% and 11% of total receivables at June 30, 2009.

The Company uses a sole source vendor for its primary wearable computer hardware products that it sells. 49% of the Company’s inventory purchases were derived from this vendor during the year ended June 30, 2010, as compared to 55% during the year ended June 30, 2009. Any disruption in supply by this vendor would prohibit the Company from shipping products, and thus recognizing revenues on hardware.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010 and 2009, the Company believes it has no material uncertain tax positions and accordingly it will not recognize any liability for unrecognized tax benefits. For the years ended June 30 2010 and 2009, the Company did not recognize any interest or penalties related to uncertain tax positions.

Foreign Currency Translation

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

Fair Value of Financial Instruments

Fair value is defined under ASC 820 – Fair Value Measurements and Disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third unobservable, that may be used to measure fair value which are the following:
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
At June 30, 2010 and 2009, the Company held $1,425,000 and $1,423,000, respectively, in money market funds which are valued in accordance with Level 1 and are included in cash and cash equivalents. The Company has outstanding debt as at June 30, 2010 and 2009 aggregating $163,000 and $688,000, respectively, which is at variable interest rates. The Company believes that the carrying value of the debt approximates fair value as at June 30, 2010 and 2009.

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
  VSOE of the selling price — verifiable specific objective evidence;
  Third-party evidence (“TPE”) of the selling price — prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers; and
  Best estimate of the selling price.
The Company will adopt ASU No. 2009-13 effective July 1, 2010, and does not expect it to have a material impact on its consolidated financial statements.

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

The Company will adopt ASU No. 2009-14 effective July 1, 2010, and does not expect it to have a material impact on its consolidated financial statements.

2. INVENTORY:

The components of our inventory as of June 30, 2010 and 2009 are:

	June 30,
	2010	2009
	(in thousands)
Raw materials	$15	$6
Work in process	13	15
Finished goods	643	558
Less: inventory reserve	(28)	(15)
Inventory - net	$643	$564

3. PROPERTY AND EQUIPMENT:

The components of property and equipment as of June 30, 2010 and 2009 are:

	June 30,
	2010	2009
	(in thousands)
Equipment	$2,469	$2,305
Leasehold improvements	50	50
Furniture and fixtures	641	641
	3,160	2,996
Less: Accumulated depreciation	(2,813)	(2,542)
Property and equipment, net	$347	$454

Depreciation expense was approximately $271,000 and $300,000 for the fiscal years ended June 30, 2010 and 2009, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

The components of accounts payable and accrued expenses as of June 30, 2010 and 2009 are:

	June 30,
	2010	2009
	(in thousands)
Accounts payable - trade	$784	$596
Accrued compensation and benefits	475	925
Accrued professional fees	314	307
Accrued taxes	47	132
Accrued inventory	317	67
Accrued royalties	76	79
Warranty reserves	35	50
Other accrued expenses	390	385
Accounts payable and accrued expenses	$2,438	$2,541

5. DEBT:

The Company initially entered into a credit facility with Silicon Valley Bank (“SVB”) on December 30, 2003. The following facilities were outstanding during fiscal years 2009 and 2010:

On May 24, 2006, the Company entered into a Loan and Security Agreement with SVB (“2006 Facility”), providing a $3,000,000 credit facility comprised of a $1,500,000 revolving line of credit ("Revolver") and a $1,500,000 Non-Formula Term Loan ("2006 Term Loan") to fund the Company's anticipated working capital needs. The Revolver created by the 2006 Facility was initially available until October 31, 2007. It was extended to February 11, 2009 by the Second Loan Modification Agreement (“SLMA”). The Revolver provides for a line of credit up to $1,500,000, with a $1,000,000 sub-limit to be established for cash management and foreign exchange requirements. As of June 30, 2010, amounts outstanding under the Revolver bear interest at prime plus 2.25% (5.50% at June 30, 2010). In addition, a fee of 0.25% is charged against the unused portion of the Revolver. No funds were borrowed against the Revolver at June 30, 2010 or June 30, 2009. The 2006 Term Loan is to be repaid in 36 equal monthly payments of principal and interest, commencing on April 1, 2007, and had an outstanding balance of $0 at June 30, 2010 and $375,000 at June 30, 2009. Monthly principal payments had totaled approximately $42,000 prior to being fully repaid in March 2010.

On February 13, 2008, with an effective date of December 27, 2007, the Company entered into the SLMA with SVB, providing for a new $600,000 revolving equipment line of credit (“Equipment Revolver”). The availability under the Equipment Revolver was limited to a borrowing base advance rate that is equal to 100% against the invoice value of new Eligible Equipment (as defined in the SLMA). The draw down period for the Equipment Revolver expired May 31, 2008, but was extended by SVB to July 31, 2008. Originally, amounts advanced under the Equipment Revolver bore interest at a rate equal to the greater of (a) 6.75% and (b) the amount equal to the prime rate plus 1.0%. This rate was revised to the greater of 7% or prime plus 3% by the Waiver and Third Loan Modification Agreement with SVB executed on November 17, 2008. The repayment of the funds drawn against the Equipment Revolver is to be made in 36 equal monthly payments of principal and interest beginning August 1, 2008. Amounts outstanding under the Equipment Revolver bear interest at June 30, 2010 at a rate of 7%. The outstanding balance on the Equipment Revolver was $163,000 at June 30, 2010 and $313,000 at June 30, 2009.

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

On June 26, 2009, with an effective date of June 1, 2009, the Company entered into a Sixth Loan Modification Agreement which extended the Revolver until July 31, 2009. On September 9, 2009, the Company entered into a Seventh Loan Modification Agreement which extended the maturity, lowered the interest rate to prime plus 2.25% and provided covenants of the Revolver until July 30, 2010. The financial covenant is a minimum cash balance, as defined in the Revolver. The Company is in compliance with the covenant as of June 30, 2010.

On August 23, 2010, the Company entered into a Eighth Loan Modification Agreement that, among other things, extended the maturity of the Revolver until July 29, 2011. In addition, this modification revised certain financial covenants under the Loan Agreement. (See note 13 – Subsequent Events).

Future minimum payments under the credit facility are as follows as of June 30, 2010 (in thousands):

Silicon Valley Bank
Equipment Revolver
Short Term	$150
Long Term	13
Total Debt	$163

6. COMMON STOCK AND COMMON STOCK WARRANTS:

The Company had 15,000,000 and 12,000,000 authorized shares of Common Stock as of June 30, 2010 and 2009, respectively, of which 8,090,433 and 8,007,766 were outstanding as of June 30, 2010 and 2009, respectively.

On June 29, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Co-Investment Fund II, L.P. (a Cross Atlantic Technology Fund entity) and Edison Venture Fund V, L.P., pursuant to which the Company issued and sold an aggregate of 1,428,571 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a purchase price of $1.75 per share, and warrants to purchase up to 142,857 shares (the “Warrant Shares”) of Common Stock, which will not be exercisable until six months after the date of issuance and shall expire three years from the date of issuance, at an exercise price of $2.50 per share (the “Warrant”).

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

As of June 30, 2010, the Company had warrants outstanding to purchase 1,298,331 shares of the Company’s Common Stock at exercise prices ranging from $0.15 per share to $5.76 per share. All of the warrants outstanding as of June 30, 2010 were granted in conjunction with private equity transactions occurring between 2003 and 2009. A summary of the Company’s outstanding warrants as of June 30, 2010 is presented below:

		Weighted
		Average
	Number of	Exercise Price
Expiration Date	Shares	Per Share
August 2010	43,527	$5.432
June 2012	142,857	2.500
June 2013	67,223	2.250
December 2013	888,890	2.250
April 2014	155,834	0.150
Total Warrants Outstanding	1,298,331	$2.132

Annual Stock Grant Retainer to Directors

In January 1998, the Company’s Board of Directors and stockholders approved a plan which provides for the granting to non-employee directors options to purchase shares of Common Stock. Each calendar year in which the Company holds an Annual Meeting of Stockholders, each non-employee director can receive options valued at $10,000 based on the market price of the Company’s Common Stock, as defined in the plan. For the fiscal years ended June 30, 2010, and 2009, there were no shares of Common Stock granted pursuant to this plan. However, non-employee directors received options to purchase an aggregate of 5,000 shares of Common Stock pursuant to a 2003 Option Plan approved by the Company’s stockholders during the years ended June 30, 2010 and 2009. (See Note 7 - Stock Options and Share-based Compensation)

Since April 2001, all non-employee directors have volunteered to not be paid for attending any regular or special meeting of any committee of the Board of Directors until further notice. Accordingly, the Company has not accrued any charges during the period pursuant to this plan for the grant of Common Stock for attendance by members of the Board of Directors at any regular or special meeting of any committee of the Board of Directors.

7. STOCK OPTIONS AND SHARE-BASED COMPENSATION:

Stock Option Plans

As of June 30, 2010, options to purchase 941,906 shares of Common Stock were outstanding under plans approved by the Company’s stockholders in 1994 and 2003 and amended by the Company’s stockholders in December 2007 (the “Option Plans”). In addition, 397,618 options are available for grant under the Option Plans.

On January 20, 2010, the Company commenced a formal tender offer which allowed its employees to exchange certain outstanding options to purchase shares of the Company’s common stock for new nonqualified options to purchase fewer shares of common stock with an exercise price per share equal to the closing price per share of the Company’s common stock on the new grant date. An option was eligible for exchange in the tender offer if it (i) was granted under the Company’s 2003 Stock Incentive Plan, as amended and restated, (ii) had an exercise price per share equal to or greater than $2.25, (iii) was held by an active employee of the Company or its subsidiaries, including its executive officers and non-employee members of its Board of Directors, but excluding those who had resigned or given or received a written notice of their termination at any time before the expiration of the tender offer and (iv) was outstanding on the expiration date of the tender offer. Each option that was eligible for exchange in the tender offer that was properly tendered was canceled and a replacement option to purchase that number of shares of the Company's common stock determined by dividing the number of shares of common stock underlying the canceled eligible option by 1.15 and rounding down to the next whole share was issued. The replacement options vest in accordance with the vesting schedule in place for the eligible option it replaced at the time of exchange. All eligible options that were tendered for exchange were canceled on February 25, 2010, and the replacement options were granted on February 26, 2010. Any eligible option not tendered for exchange in the tender offer remains outstanding in accordance with its terms. On February 26, 2010, pursuant to the offer, the Company cancelled options to purchase 806,596 shares of common stock and granted the replacement options to purchase 701,334 shares of common stock. Each option has a new seven-year term and has an exercise price of $1.50 per share. There was no additional compensation expense that had to be recognized in the financial statements on account of this transaction, since the fair value of the options issued was less than the fair value of the options cancelled as at the date of the exchange.

Information regarding option activity for the years ended June 30, 2010 and 2009 under the Option Plans is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Term in Years	Value
Options outstanding as of June 30, 2008	927,350	$6.057
Granted	254,750	1.279
Exercised	(2,500)	1.710
Forfeited	(70,214)	5.241
Expired	(1,170)	178.200
Options outstanding as of June 30, 2009	1,108,216	4.839
Granted	35,000	1.490
Exercised	(18,325)	1.036
Forfeited	(77,210)	2.181
Cancelled under exchange program	(806,596)	5.377
Reissued under exchange program	701,334	1.500
Expired	(513)	646.950
Options outstanding as of June 30, 2010	941,906	$1.647	7.04	$-

Options exercisable as of June 30, 2010	706,273	$1.729	6.71	$-

Options exercisable as of June 30, 2010 and
options expected to become exercisable	928,758	$1.650	7.02	$-

Aggregate intrinsic value of $0 was calculated based on the Company’s closing Common Stock price as of June 30, 2010 of $0.91 per share. Options exercisable as of June 30, 2010 and options expected to become exercisable includes vested options and nonvested options less expected forfeitures.

A summary of the status of the Company’s nonvested options and restricted stock units as of June 30, 2010 and June 30, 2009 and changes during the years then ended is presented below:

		Weighted		Weighted
		Average Grant-	Restricted	Average
	Options	Date Fair	Stock Units	Grant-Date
	Outstanding	Value	Outstanding	Fair Value
Outstanding as of June 30, 2008	422,007	$2,161,063	244,794	$1,453,519
Granted	254,750	340,561	-	-
Vested	(170,644)	(844,475)	(88,166)	(552,751)
Forfeited	(27,000)	(109,337)	(5,914)	(38,778)
Outstanding as of June 30, 2009	479,113	$1,547,812	150,714	$861,990
Granted	35,000	51,785	30,000	46,800
Vested	(191,143)	(864,197)	(64,280)	(397,513)
Net cancelled under exchange program	(31,712)	-	-	-
Forfeited	(55,625)	(61,643)	(51,993)	(241,866)
Outstanding as of June 30, 2010	235,633	$673,757	64,441	$269,411

Share-Based Compensation

The Company awarded a total of 30,000 restricted stock units (“RSUs”) to certain officers during the year ended June 30, 2010. No RSUs were awarded during the year ended June 30, 2009. The RSUs were granted pursuant to the 2003 Plan and vest on a monthly basis. The vesting periods on the RSU grants range from three to four years. The fair value of the RSUs range from $4.39 to $6.95 per share and aggregates to $1,936,000. Share-based compensation charges associated with the RSUs were recorded in the amount of $594,000 and $592,000 for the years ended June 30, 2010 and 2009, respectively. No RSUs were granted prior to the year ended June 30, 2008.

The Company records the issuance of shares of Common Stock as RSUs vest. During the years ended June 30, 2010 and 2009, 95,746 shares and 94,080 shares, respectively, of Common Stock were issued as a result of the vesting of RSUs.

The statement of operations includes total share-based employee compensation charges resulting from stock option and RSU awards in the amount of $1,439,000 and $1,617,000 for the years ended June 30, 2010 and 2009, respectively. At June 30, 2009, the Company’s actual forfeiture rate was lower than originally estimated. Also, the Company was not recording the compensation cost to equal the portion of the grant-date value of the award that was vested during the year. As such the Company corrected the error and recorded a cumulative adjustment during the fourth quarter of fiscal 2009 to increase the share-based compensation change by an additional $344,000. Of this amount, $205,000 pertained to years prior to 2009 and $139,000 pertained to the earlier quarters in 2009. The Company determined that the effect on prior periods was not material. Amounts charged to operations are as follows:

	Year Ended
	June 30,
	2010	2009
	(in thousands)
Research and development	$146	$144
Sales and marketing	311	316
General and administrative	982	1,157
	$1,439	$1,617

As of June 30, 2010, the Company had $707,000 of unrecognized compensation expense that will be recognized as share-based compensation over a weighted average period of 1 year. The weighted average per share fair value of stock options granted was $1.49 and $1.34, respectively, during the years ended June 30, 2010 and 2009.

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

The fair value of each option granted during the years ended June 30, 2010 and 2009 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended June 30,
	2010	2009
Dividend yield	-	-
Expected volatility	216 - 235%	134 - 235%
Risk-free interest rate	2.61 - 2.89%	1.79% - 3.49%
Expected life	6.1 years	6.1 years

Dividend yield – The Company has never declared or paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future. Accordingly, the Company uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

Expected volatility – The expected volatility is a measure of the amount by which the Company’s Common Stock price is expected to fluctuate during the expected term of options granted. ASC 718 provides that expected volatility should be based upon the historical volatility of the Company’s Common Stock, but adjusted based upon the expected impact of changes in the business.

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

Expected life –The expected life of stock options granted is based on the simplified method prescribed Staff Accounting Bulletin (“SAB”) 107. Accordingly, the expected term is presumed to be the midpoint between the vesting term and the original contract term.

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the nonvested portion of a surrendered option, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. However the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. For the year ended June 30, 2010, the Company estimates annual forfeiture rates of 2.58% for stock options and 0% for restricted stock units. As of June 30, 2010, there are nonvested options for approximately 236,000 shares and management estimates approximately 13,000 will ultimately be forfeited.

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

All employee contributions and Company match contributions vest immediately. The Company recorded $57,000 and $30,000 of compensation expense in connection with the 401(k) Plan for the fiscal years ended June 30, 2010 and 2009, respectively.

9. COMMITMENTS AND CONTINGENCIES:

The Company leases its office facilities and certain equipment under operating leases with remaining non-cancelable lease terms generally in excess of one year. Rent expense, including escalations, was approximately $512,000 and $535,000 for the fiscal years ended June 30, 2010 and 2009, respectively. Future minimum rental payments for the Company’s office facilities and equipment under operating leases as of June 30, 2010 are as follows:

Year ending June 30,	(in thousands)
2011	$433
2012	419
2013	256
2014	3
$1,111

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

The Company has an employment agreement with one of its officers. The agreement extends annually unless terminated by either the employee or Company at least 90 days prior to the scheduled renewal date. The agreement provide for minimum salary levels, adjusted annually at the discretion of the Board of Directors, and a bonus based upon the Company’s performance as measured against a business plan approved by the Company’s Board of Directors.

10. INCOME TAXES:

The provision for income taxes was $0 and $3,000 for the years ended June 30, 2010 and 2009, respectively. The provision for income taxes is primarily the result of federal and state alternative minimum tax regulations, which prevent the Company from fully utilizing its net operating losses.

The Company and its wholly-owned domestic subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company’s subsidiary based in the United Kingdom is subject to income taxes imposed by the United Kingdom. The Company had no accumulated earnings in the United Kingdom.

The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, due to net operating loss (“NOL”) carryforwards, the Internal Revenue Service (“IRS”) is permitted to recompute income from a closed year in order to determine the NOL carryforward allowable in an open year. The Company has operated at a loss since inception; therefore, NOL carryforwards are available from 1995 through 2009, and these NOL carryforwards expire in the years 2011 through 2029. The cumulative unused NOL carryforward at June 30, 2010 was approximately $20,335,000. Additionally, there are research credit carryforwards from 1996 through 2002 that total approximately $866,000. As with the NOLs, the IRS is permitted to recompute the research credit from a closed year in order to determine the tax due in an open year.

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

Deferred tax assets reflect the impact of temporary differences as follows:

	June 30,
(in thousands)	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$8,936	$7,376
Depreciation & amortization	2,715	3,169
Allowances and reserve accounts	342	335
Accrued expenses	523	604
Deferred balances	1,717	1,342
Research and development credit	866	866
Total deferred tax assets	15,099	13,692
Valuation Allowance	(15,080)	(13,673)

Deferred tax liabilities:
Capitalized software	(19)	(19)
Net deferred tax assets	$-	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate for the years ended June 30, 2010 and 2009 is as follows:

	Year Ended June 30,
	2010	2009
Federal statutory rate	35.0%	35.0%
Foreign taxes	0.0	-2.4
Other	-2.0	-0.8
Reduction to deferred tax asset	4.5	0.0
Valuation allowance	-37.5	-31.8
	0.0%	0.0%

11. SEGMENT INFORMATION:

Voxware’s international operations team headquartered in the United Kingdom serves all customers outside of North America. International operations, which historically focus primarily on the United Kingdom, contributed 27% of the Company’s revenues during the year ended June 30, 2010, as compared to 28% during the year ended June 30, 2009. As of June 30, 2010, Voxware’s international operations team consisted of 7 employees located in the United Kingdom and France. Long-lived assets supporting the international operations, consisting of computer hardware and furniture and fixtures, were not a material component of total long-lived assets as of June 30, 2010 and 2009.

The distribution of revenues between North American and International operations is as follows:

	Year Ended
	June 30,
	2010		2009
	($ in thousands)
Total revenues
North American operations	$9,128	73%	$10,527	72%
International operations	3,458	27%	4,000	28%
	$12,586	100%	$14,527	100%

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

The following charges associated with the staff reductions are included in the consolidated statement of operations:

Year Ended
June 30,
2009
(in thousands)
Cost of service revenues	$35
Research and development	27
Sales and marketing	18
General and administrative	12
$92

13. SUBSEQUENT EVENTS:

On August 23, 2010, the Company entered into a Eighth Loan Modification Agreement that, among other things, extended the maturity of the Revolver until July 29, 2011. In addition, this modification revised certain financial covenants under the Loan Agreement.

On September 17, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Co-Investment Fund II, L.P., an existing stockholder of the Company and affiliate of Cross Atlantic Technology Fund II, L.P., pursuant to which the Co-Investment Fund II, L.P. shall, subject to certain conditions, purchase up to 1,956,522 shares of a newly designated Series A Non-Participating Convertible Preferred Stock of the Company at a purchase price of $1.15 per share, and three-year warrants to purchase shares of the Company’s common stock (the “Series A Financing”). The minimum investment under the Purchase Agreement is $1,250,000 and the maximum investment is $2,250,000. Proceeds from the Series A Financing will be used by the Company to fund a going-private transaction which will include a self-tender offer for some of the company's common stock at $1.00 per share, followed by a reverse split and cash out of any fractional shares. The Purchase Agreement contemplates two closings, the first closing shall be contemporaneous with the closing of the self-tender offer and the second closing shall be contemporaneous with the closing of the subsequent reverse split, if any. The Company continues to prepare for these transactions and intends to announce an offering for the purchase of shares of its common stock in a self-tender offer for $1.00 per share on or about October 4, 2010. In connection with the tender offer, the Company intends to deregister its common stock and take the Company private.