Form 10-K/A
period 2010-06-30
VOXWARE INC
filed 2010-10-28
CIK 933454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K/A

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
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,609,000 as of December 31, 2009, based upon the closing sale price of the Common Stock as then quoted on the NASDAQ Capital Market.

The number of shares of the registrant’s Common Stock outstanding as of August 31, 2010 is 8,096,267.

Explanatory Note

     Voxware, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the period ended June 30, 2010 (the “Original 10-K”) to include Part III of Form 10-K, that was originally expected to be filed as a part of the Company’s definitive proxy statement on Schedule 14A which the Company no longer expects to file as the Company is in the process of completing a going-private transaction, which includes a Company self-tender offer followed by a reverse split. As a result, the Company does not expect to hold its annual meeting of stockholders until completion of the going-private transaction. This Amendment includes certifications filed as exhibits hereto pursuant to Item 601(b)(31) of Regulation S-K dated as of the date of the filing of this Amendment.

     Except as described above, this Amendment does not amend any other information set forth in the Original 10-K, and the Company has not updated disclosures included elsewhere in the Original 10-K to reflect any events that occurred subsequent to the period covered by the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original 10-K.

Special Note about Forward-Looking Statements

     Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and section 21E of the Securities Exchange Act of 1934, as amended (the ”Exchange Act”). These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in section of this report titled “Risk Factors”. We undertake no obligation to update or revise publically any forward-looking statements, whether as a result of new information, future events or otherwise.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding the Board of Directors

     The Board of Directors currently has seven members.

Name	Age	Positions with the Company
Joseph A. Allegra (1)(3)	57	Director and Chairman of the Board
James L. Alexandre (2)(3)	53	Director
Donald R. Caldwell (1)(3)	64	Director
Don Cohen	55	Director
Robert Olanoff (2)	54	Director
David J. Simbari (1)(2)	55	Director
Scott J. Yetter	49	President, Chief Executive Officer, and Director
____________________

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

     The following information about the principal occupation or employment, other affiliations and business experience of the directors above has been furnished to us by the directors:

     Joseph A. Allegra has served as a director of Voxware since June 2003. Since 2001, Mr. Allegra has been a General Partner at Edison Venture Fund, a venture capital firm and an affiliate of Voxware. He serves as a director of eight Edison privately held portfolio companies: Agentek, Archive Systems, CheckPoint HR, JGI, M5 Networks, Maptuit, Red Vision and SanPulse. Previously, from 1989 to 2000, Mr. Allegra was co-founder and CEO of Princeton Softech, a company dedicated to development of data application management. From 1988 to 1989, he was Vice President of Research and Development (“R&D”) for Computer Associates (“CA”), following its acquisition of Applied Data Research (“ADR”). He was a product manager, led product support and headed R&D at CA and ADR during a 12-year period. Mr. Allegra co-founded the Software Association of New Jersey and was Chairman of the New Jersey Technology Council. He was also a management consultant for several technology companies. Mr. Allegra received a B.A. in Economics and Computer Science from Rutgers University and an M.B.A. in Information Systems from New York University Stern School of Business.

     James L. Alexandre has served as a director of Voxware since August 2005. Since 2003, Mr. Alexandre has acted as a private investor managing a diversified portfolio of public and private investments. From 2001 to 2002, Mr. Alexandre was President of Credit Suisse First Boston Securities - Japan, Limited, part of a global investment banking and financial services firm. From 2000 to 2001, Mr. Alexandre served as Managing Director and Co-Chief Integration Officer of Credit Suisse First Boston. From 1983 to 2000, Mr. Alexandre held various positions in Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”), an international investment bank, including President and CEO of DLJ International, prior to DLJ’s acquisition by Credit Suisse First Boston in 2000. Mr. Alexandre received his B.A. in History and Latin from the University of North Carolina and his M.B.A. from Harvard Business School. Currently, Mr. Alexandre sits on the Boards of Directors of Emerald BioAgriculture, Inc., GEO2 Technologies, Inc., HCR Software Solutions, Inc., and ZT3 Technologies, Inc.

     Donald R. Caldwell has served as a director of Voxware since December 2004. Since April 1999, Mr. Caldwell has been Chairman and Chief Executive Officer of Cross Atlantic Capital Partners Inc., a venture capital fund and affiliate of Voxware. From February 1996 to March 1999, Mr. Caldwell was President and Chief Operating Officer of Safeguard Scientifics, Inc. Mr. Caldwell currently serves on the Boards of Directors of many companies, including Diamond Management & Technology Consultants, Inc., Quaker Chemical Corporation, Management Dynamics, Inc. and Rubicon Technology, Inc. Mr. Caldwell is also the Chairman of the Pennsylvania Academy of the Fine Arts. Mr. Caldwell received a B.S. from Babson College and an MBA from the Graduate School of Business at Harvard University. Mr. Caldwell is a Certified Public Accountant in the State of New York.

     Don Cohen has served as a director of Voxware since September 2007. Currently, Mr. Cohen is an independent consultant. From February 2007 until September 2010, Mr. Cohen served as Chief Technology Officer for Archive Systems, Inc., a privately-held, web-based image access and document capture service. From October 2005 through January 2007, Mr. Cohen served as Business Unit Executive for Rocket Software, Inc., a privately-held enterprise infrastructure developer. From April 2003 through October 2005, Mr. Cohen served as Vice President, Software Engineering for Voxware, Inc. Prior to that, Mr. Cohen held various positions with Princeton Softech, Inc., a company dedicated to the development of data application management. Mr. Cohen received his B.S. from SUNY Albany and his M.S. from Rutgers University.

     Robert Olanoff has served as a director of Voxware since October 2006. Since February 18, 2008, Mr. Olanoff has served as Chief Financial Officer of Systech International, a software provider for the packaging industry. From August 2005 until February 2008, Mr. Olanoff has served as an independent finance consultant with Olanoff Consulting. From January 2005 to July 2005, Mr. Olanoff served as Chief Financial Officer of FNX Limited, a software provider to the banking industry. From January 2004 to August 2004, Mr. Olanoff served as Chief Financial Officer for Foxtons, Inc., a discount residential real estate broker, and from 2001 to 2004 he served as Chief Financial Officer for Paragon Computer Professionals, an IT service provider. Prior to 2001, Mr. Olanoff held positions of Chief Financial Officer with RecruitSource, Inc., an internet recruiting software company; Beechwood Data Systems, Inc., a provider of software solutions and services to the telecommunications industry; and Intelligroup, Inc., a computer consulting and system integration services provider. Mr. Olanoff earned a B.A. in Economics from Rutgers University in 1978.

     David J. Simbari has served as a director of Voxware since December 2007. Since September 2006, Mr. Simbari has served as President and Chief Executive Officer of SupplyPro, a premier provider of automated point-of-use dispensing technologies. From March 1998 to February 2005, Mr. Simbari served as Chairman of the Board of Directors and Chief Executive Officer of OPTUM Inc., a privately-held provider of supply chain and warehouse management software (acquired by Click Commerce Inc. in 2005). Prior to OPTUM, Mr. Simbari spent five years with Industri-Maternatik, a Swedish provider of complex order management systems for consumer package goods companies, first as President of North American operations and later as Senior Vice President for worldwide sales and marketing. Mr. Simbari earned his B.B.A. from Siena College in 1976.

     Scott J. Yetter has served as President of Voxware, Inc. since October 31, 2006, as a member of the Board of Directors since November 22, 2006 and as Chief Executive Officer since September 2007. Mr. Yetter joined Voxware in August 2006 as Vice President of Marketing and Sales-North America. He brings over 20 years experience in sales, marketing, operations and executive management to his position, having spent ten of those years at American Software/Logility, an early provider of Enterprise Resource Planning and supply chain solutions. From 2003 to 2005, Mr. Yetter was President of Media DVX, a distributor of digital content. Previously, from 2001 to 2003, Mr. Yetter was a principal at Katalyst Venture Partners, a venture/consulting firm, where he provided management assistance for portfolio companies of Katalyst and other local venture firms. From 1985 to May 2001, he held various sales management positions at Impresse Corporation, American Software, Inc., I2 Technologies and JBA International. Mr. Yetter received a B.S. in Industrial Engineering from Georgia Institute of Technology.

     None of our directors are related to any other director or to any of our executive officers.

Director Experience, Qualifications, Attributes and Skills

     We believe that the backgrounds and qualifications of our directors, considered as a group, provide a broad mix of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities. Our Board of Directors is composed of a diverse group of leaders in their respective fields. Many of the current directors have leadership experience at other domestic companies, as well as experience serving on other companies’ boards, which provides an understanding of different business processes, challenges and strategies facing boards and other companies.

     The following highlights the specific experience, qualification, attributes and skills of our individual directors, that have led our Nominating and Corporate Governance Committee to conclude that these individuals should serve on our Board:

     Joseph A. Allegra, chairman of the Board, brings extensive investment experience as a venture capitalist and industry experience as a former IT/software executive.

     James L. Alexandre, brings extensive investment banking experience.

     Donald R. Caldwell, brings extensive investment experience as a venture capitalist.

     Don Cohen, brings extensive industry expertise as a Chief Technology Officer and Voxware-specific expertise as a former employee.

     Robert Olanoff, has extensive accounting and consulting expertise in the IT/software industry.

     David J. Simbari, brings extensive supply chain industry expertise.

     Scott J. Yetter, our President and Chief Executive Officer, has extensive sales, marketing and leadership experience.

Corporate Governance Guidelines

     Our Board of Directors has long believed that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. Our Board of Directors has adopted corporate governance guidelines to assist it in the exercise of its duties and responsibilities and to serve the best interests of Voxware and its stockholders. These guidelines, which provide a framework for the conduct of the Board’s business, include that:
  the principal responsibility of the directors is to oversee the management of Voxware;

  directors have full and free access to management and, as necessary and appropriate, independent advisors;

  new directors participate in an orientation program, and all directors are expected to participate in continuing director education on an ongoing basis; and

  at least annually, the Board and its committees will conduct a self-evaluation to determine whether they are functioning effectively.
Committees and Meetings of the Board

     During fiscal 2010, the Board of Directors met eight times in person or by teleconference, and the various committees of the Board of Directors met seven times in person or by teleconference. During this period, each member of the Board of Directors attended more than 75% of the aggregate of: (i) the total number of meetings of the Board of Directors (held during the period for which such person has been a director); and (ii) the total number of meetings held by all committees of the Board of Directors on which each such director served (during the periods such director served).

     Directors are encouraged, but are not required, to attend the Annual Meeting of Stockholders. Each of Messrs. Alexandre, Allegra, Caldwell, Cohen, Olanoff and Yetter attended the Company’s 2009 Annual Meeting of Stockholders, either in person or by teleconference.

     The Board of Directors has three standing committees – the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee – each committee operates under a charter that has been approved by the Board of Directors. A copy of the charter of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each adopted by the Board of Directors, may be found on our website (www.voxware.com). The Board of Directors has determined that currently the members of each of the three standing committees are independent as defined under the rules of the NASDAQ Stock Market. The Board of Directors also has determined that all three current members of the Audit Committee are independent as defined by Rule 10A-3 under the Securities Exchange Act of 1934, with Mr. Olanoff, given his educational and professional experience as disclosed in the biographical information hereto, meeting the definition of an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

     Audit Committee. The primary responsibilities of the Audit Committee, as more fully set forth in our current Audit Committee Charter adopted on August 27, 2004, as amended on November 23, 2005, include:
  appointing, evaluating and retaining the engagement of our independent registered public accounting firm;

  reviewing the results of their audit findings;

  reviewing our periodic reports filed with the Securities and Exchange Commission; and

  monitoring, on a periodic basis, our internal controls.

     The Audit Committee currently is comprised of Messrs. Alexandre, Olanoff and Simbari. Each of Messrs. Alexandre, Olanoff and Simbari meet the definition of independent as defined under the rules of the NASDAQ Stock Market and Rule 10A-3 under the Securities Exchange Act of 1934. The Audit Committee held five meetings in fiscal 2010.

     Compensation Committee. The primary responsibilities of the Compensation Committee, as more fully set forth in our current Compensation Committee Charter adopted on August 27, 2004, as amended on November 23, 2005, include:
  reviewing and approving, or recommending for approval by the Board of Directors, the salaries and incentive compensation of our executive officers;

  administering our stock option plans; and

  reviewing and making recommendations to our Board of Directors regarding these matters.
     The Compensation Committee is authorized to delegate its authority with respect to executive officer compensation to a subcommittee when appropriate. It is authorized to hire independent compensation consultants and other professionals to assist in the design, formulation, analysis and implementation of compensation programs for the Company’s executive officers and other key employees. In fiscal 2009, the Compensation Committee engaged the compensation consulting firm of Radford Surveys & Consulting (“Radford”), a division of Aon Consulting, Inc., to provide competitive compensation data and general advice on the Company’s compensation programs and policies for executive officers. During fiscal 2010, the Compensation Committee relied on the fiscal 2009 report. In determining or recommending the amount or form of executive officer compensation each year, the Compensation Committee generally takes into consideration the recommendations of compensation consultants engaged by the Company and/or the Compensation Committee during the year, compensation surveys prepared by Radford, and also takes into consideration information and recommendations received from the Company’s Chief Executive Officer. The Compensation Committee customarily considers the comparative relationship of the recommended compensation to the compensation paid by other similarly situated companies, individual performance, tenure, internal comparability and the achievement of certain other operational and qualitative goals identified in the Company’s strategic plan.

     During fiscal 2010, the Compensation Committee was comprised of Messrs. Allegra, Caldwell and Simbari. The Compensation Committee held one meeting in fiscal 2010.

     Nominating and Corporate Governance Committee. The primary responsibilities of the Nominating and Corporate Governance Committee, as more fully set forth in our current Nominating and Corporate Governance Committee Charter adopted on August 27, 2004, as amended November 23, 2005, include:
  evaluating and recommending to the Board of Directors the persons to be nominated for election as directors at any meeting of stockholders;

  developing and recommending to the Board of Directors a set of corporate governance principles applicable to Voxware; and

  overseeing the evaluation of the Board of Directors.
     The Nominating and Corporate Governance Committee is currently comprised of Messrs. Alexandre, Allegra and Caldwell. The Nominating and Corporate Governance Committee held one meeting in fiscal 2010.

Director Candidates

     The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes requests to members of the Board of Directors and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Nominating and Corporate Governance Committee and the Board.

     In considering whether to recommend any particular candidate for inclusion in the Board of Directors' slate of recommended director nominees, the Nominating and Corporate Governance Committee will apply the criteria contained in the Nominating and Corporate Governance Committee's charter. These criteria include the candidate's integrity, business acumen, knowledge of our business and industry, age, experience, diligence, conflicts of interest and the ability to act in the interests of all stockholders. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria, and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities.

     Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our Common Stock for at least one year as of the date such recommendation is made, to: Nominating and Corporate Governance Committee, c/o Corporate Secretary, Voxware, Inc., 300 American Metro Blvd., Suite 155, Hamilton, NJ 08619. Assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating and Corporate Governance Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

     Communicating with Our Directors

     Our Board of Directors will give appropriate attention to written communications that are submitted by stockholders and will respond if and as appropriate. The Chairman of the Board, with the assistance of our outside counsel, is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the other directors as he considers appropriate. Communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that the Chairman considers to be important for the directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which the Company tends to receive repetitive or duplicative communications.

     Stockholders who wish to send communications on any topic to the Board should address such communications to: Board of Directors, c/o Corporate Secretary, Voxware, Inc., 300 American Metro Blvd., Suite 155, Hamilton, NJ 08619.

     Code of Business Conduct and Ethics

     We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website (www.voxware.com) and any amendments thereto or waivers thereof will be promptly posted on our website.

Review and Approval of Related Person Transactions.

     Our Code of Business Conduct has certain policies and procedures for the review, approval or ratification of transactions involving us and any executive officer, director, director nominee (each of whom we refer to as a “related person”). The policy and procedures cover any transaction involving a related person (a “related person transaction”) in which the related person has a material interest and which does not fall under an explicitly stated exception set forth in the applicable disclosure rules of the SEC.

     Any proposed related person transaction must be reported to the Company’s President and CEO and/or the Board of Directors. The policy calls for the transaction to be reviewed and approved by the President and CEO. The transaction should be approved in advance whenever practicable. If not practicable, the President and CEO and/or the Board of Directors will review, and may, if deemed appropriate, ratify the related person transaction.

     A related person transaction will be considered approved or ratified if it is authorized by the President and CEO and/or the Board of Directors of the Company after full disclosure of the related person’s interest in the transaction. In considering related person transactions, the President and CEO and/or the Board of Directors will consider any information considered material to investors and the following factors:
  the related person’s interest in the transaction;

  the approximate dollar value of the transaction;

  whether the transaction was undertaken in the ordinary course of our business;

  whether the terms of the transaction are no less favorable to us than terms that we could have reached with an unrelated third party; and

  the purpose and potential benefit to us of the transaction.
Report of the Audit Committee

The Audit Committee has furnished the following report:

To the Board of Directors of Voxware, Inc.:

     The Audit Committee of the Company’s Board of Directors is currently composed of three members and acts under a written charter adopted on August 27, 2004, as amended November 23, 2005. The current members of the Audit Committee possess the financial sophistication required by our charter and applicable rules. The Audit Committee held five meetings during fiscal 2010.

     Management is responsible for the Company’s financial reporting process, including its system of internal controls, and for the preparation of consolidated financial statements in accordance with generally accepted accounting principles. The Company’s independent registered public accounting firm is responsible for auditing those financial statements. The Audit Committee’s responsibility is to monitor and review these processes. As appropriate, the Audit Committee reviews and evaluates, and discusses with the Company’s management and the independent registered public accounting firm, the following:
  the plan for, and the independent registered public accounting firm’s report on, each audit of the Company’s financial statements;

  the independent registered public accounting firm’s review of the Company’s unaudited interim financial statements;

  the Company’s financial disclosure documents, including all financial statements and reports filed with the Securities and Exchange Commission or sent to stockholders;

  management’s selection, application and disclosure of critical accounting policies;

  changes in the Company’s accounting practices, principles, controls or methodologies;

  significant developments or changes in accounting rules applicable to the Company; and

  the adequacy of the Company’s internal controls and accounting and financial personnel.

     The Audit Committee reviewed and discussed with the Company’s management the Company’s audited financial statements for the year ended June 30, 2010. The Audit Committee also reviewed and discussed the audited financial statements and the matters required by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol.1.#AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T with the Company’s independent registered public accounting firm. These standards require the Company’s independent registered public accounting firm to discuss with the Company’s Audit Committee, among other things, the following:
  methods used to account for significant unusual transactions;

  the effect of significant accounting policies in controversial or emerging areas for which there is a lack of authoritative guidance or consensus;

  the process used by management in formulating particularly sensitive accounting estimates, and the basis for the independent registered public accounting firm’s conclusions regarding the reasonableness of those estimates; and

  disagreements with management over the application of accounting principles, the basis for management’s accounting estimates and the disclosures in the financial statements.
     The Company’s independent registered public accounting firm also provided the Audit Committee with the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountant’s communications with the Audit Committee concerning independence. In addition, the Audit Committee discussed with the independent registered public accounting firm its independence from the Company. The Audit Committee also considered whether the independent registered public accounting firm’s provision of certain other non-audit related services to the Company is compatible with maintaining such auditors’ independence.

     Based on its discussions with management and the independent registered public accounting firm, and its review of the representations and information provided by management and the independent registered public accounting firm, the Audit Committee recommended to the Company’s Board of Directors that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K.

By the Audit Committee of the Board of Directors of
Voxware, Inc., as constituted on October 26, 2010

Robert Olanoff
James L. Alexandre
David J. Simbari

Compensation of Directors

     Our Board of Directors has determined that no member of the Board of Directors shall receive cash compensation for services as a member of the Board of Directors, but the Board of Directors, in its discretion, may grant stock options to the non-employee members of the Board of Directors pursuant to the Voxware, Inc. 2003 Stock Incentive Plan, as amended (the “2003 Stock Incentive Plan”). Options granted under the 2003 Stock Incentive Plan have an exercise price equal to the fair market value of the Common Stock on the date of grant, a maximum term of 10 years from the date of grant and typically vest over 3 or 4 years, but may vest on a monthly or quarterly basis from grant date or either 25% or 33% of the total option one year from the date of grant and the remainder each quarter thereafter until fully vested.

     On December 10, 2009, Messrs. Allegra, Caldwell, Cohen, Olanoff and Simbari received options to purchase 1,000 shares of Common Stock. All options granted on this date had an exercise price of $1.56 per share, the fair market value of our Common Stock on that date, and vest quarterly over a four year period.

     The following table shows amounts earned by each director in the fiscal year ended June 30, 2010.

Name (a)	Stock Awards ($) (b)	Option Awards ($) (1) (c)	Total ($) (d)
Joseph A. Allegra	-	1,551	1,551
Donald R. Caldwell	-	1,551	1,551
Don Cohen	-	1,551	1,551
Robert Olanoff	-	1,551	1,551
David J. Simbari	-	1,551	1,551
____________________

(1)	The amounts in column (c) reflect the grant date fair value of stock awards granted during the fiscal year ended June 30, 2010, in accordance with ASC 718. Assumptions used in the calculation of this amount are included in footnote 7 to the Company’s audited financial statements for the fiscal year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2010. The following table shows (a) for each option grant for which compensation cost was recognized in our financial statements for the 2010 fiscal year, the grant date, the exercise price, and the grant date fair value of that option (as calculated in accordance with ASC 718 and (b) for each non-employee director, the aggregate number of shares subject to all outstanding options held by that non-employee director as of June 30, 2010:

				Number of Shares
				Subject to All
				Outstanding Options
			ASC 718 Grant Date	Held as of June 30,
Name	Grant Date	Exercise Price ($)	Fair Value ($)	2010 (#)
James L. Alexandre	-	-	-	7,667
Joseph A. Allegra	12/10/09	$1.56	$1,551	11,563
Donald R. Caldwell	12/10/09	$1.56	$1,551	11,563
Don Cohen	12/10/09	$1.56	$1,551	7,796
Robert Olanoff	12/10/09	$1.56	$1,551	8,667
David J. Simbari	12/10/09	$1.56	$1,551	7,797

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, the “Reporting Persons”) to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, and upon written representations of our Reporting Persons received by us, all reports required by Section 16(a) of the Exchange Act to be filed by our Reporting Persons were timely filed.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our executive officers.

			In Current
			Position
Name	Age	Position with the Company	Since
Scott J. Yetter (1)	49	President and Chief Executive Officer	2006
Stephen J. Gerrard (2)	59	Vice President Marketing and Strategic Planning	2009
William G. Levering III (3)	50	Vice President and Chief Financial Officer,	2008
		Treasurer and Secretary
Charles K. Rafferty (4)	48	Vice President and General Manager, North	2005
		American Operations
Krishna Venkatasamy (5)	37	Vice President, Product Strategy and Management	2006
____________________

(1)	Scott J. Yetter has served as President of Voxware, Inc. since November 2006 and as Chief Executive Officer since September 2007. Mr. Yetter joined Voxware in August 2006 as Vice President of Marketing and Sales- North America. He brings over 20 years experience in sales, marketing, operations and executive management to his position, having spent ten of those years at American Software/Logility, an early provider of ERP and supply chain solutions. From 2003 to 2005, Mr. Yetter was President of Media DVX, a distributor of digital content. Previously, from 2001 to 2003 Mr. Yetter was a principal at Katalyst Venture Partners, a venture/consulting firm, where he provided management assistance for portfolio companies of Katalyst and other local venture firms. From 1985 to May 2001, he held various sales management positions at Impresse Corporation, I2 Technologies and JBA International. Mr. Yetter received a B.S. in Industrial Engineering from Georgia Institute of Technology.

(2)	Stephen J. Gerrard has served as Vice President Marketing and Strategic Planning since April 2009 and is responsible for corporate marketing as well as setting strategic goals for the Company. From April 2005 to March 2009, he was responsible for international sales, marketing and delivery services. From March 2003 to April 2005, he was responsible for Voxware’s corporate marketing. Mr. Gerrard has been in the software industry for more than 25 years, serving primarily as a sales and marketing executive. He was Vice President of Marketing at Applied Data Research from 1982 to 1988. He was also responsible for marketing and strategic planning at Princeton Softech and held senior management positions at Connextive, VirtualEdge and Envoy Technologies. Mr. Gerrard holds a B.A. from Ambassador University in St. Albans, England.

(3)	William G. Levering III has served as Vice President and Chief Financial Officer and Treasurer since March 2008. In October 2008, Mr. Levering was appointed as the Corporate Secretary. From 2005 to 2008, Mr. Levering served as Chief Financial Officer, Secretary and Treasurer of Princeton Softech, Inc., a leader in Enterprise Data Management software solutions. Prior to joining Princeton Softech, Mr. Levering worked at AXS-One, Inc. (formerly Computron Software, Inc.), where he served as Chief Financial Officer and Treasurer from 2000 to 2004; Vice President, Corporate Controller from 1997 to 2000; and Revenue Controller from 1996 to 1997. Prior to his tenure at AXS-One, Mr. Levering started his career with KPMG LLP, an international accounting firm and was employed from 1982 to 1996 where he spent the last seven (7) years as a senior audit manager. Mr. Levering holds a B.A. in Economics and Finance from Rutgers University.

(4)	Charles K. Rafferty has served as Vice President and General Manager of North American Operations, is responsible for sales, marketing, delivery services and customer support since November 2006. From August 2005 to November 2006, Mr. Rafferty was responsible for software development and management of global partnerships. From 2003 to 2005, Mr. Rafferty served as Vice President North American Sales and Business Development of Optum, Inc. Prior to joining Optum, Mr. Rafferty served as the senior sales and marketing executive at Prescient Systems. In addition, Mr. Rafferty held various sales, marketing and management positions at Logility, Dun & Bradstreet Software and Automatic Data Processing, Inc. Mr. Rafferty holds a B.S. in Business Management & Information Systems from Widener University.

(5)	Krishna Venkatasamy has served as Vice President, Voxware Application Development, since November 2006 and now is in charge of Product Strategy. Mr. Venkatasamy joined the Company in December 2003 as Director of Product Development. He has spent over 13 years engineering software solutions for supply chain planning and execution. From 2002 to June 2003, Mr. Venkatasamy was Director of Product Development at Industri- Matematik International Inc., a supply chain management software vendor. Prior to that, from 1996 to 2002, Mr. Venkatasamy served in various senior engineering positions in the product development and management organization at i2 Technologies Inc, one of the leading supply chain management software providers. While at i2 Technologies, Mr. Venkatasamy helped establish the offshore product development center in India. Prior to that, Mr. Venkatasamy served in software engineering positions at a number of software development companies. Mr. Venkatasamy holds a B.S. in Engineering in Computer Science from CIT, India.

None of our executive officers are related to any other executive officer or to any director of the Company.

ITEM 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

     This Compensation Discussion and Analysis summarizes the principles underlying the Company’s compensation policies and decisions and the principal elements of compensation paid to its named executive officers during the 2010 fiscal year. The Company’s Chief Executive Officer (the “CEO”), and the other two highest paid executive officers included in the Summary Compensation Table below will be referred to as the “named executive officers” for purposes of this discussion. In general, the compensation paid to the Company’s named executive officers is similar to that paid to all our other executive officers.

Compensation Objectives and Philosophy

     The Compensation Committee (the “Committee”) of the Board of Directors is responsible for reviewing and approving the compensation payable to the Company’s executive officers and other key employees. The fundamental policy of the Committee is to provide our executive officers with competitive compensation opportunities based upon their contribution to our development and financial success and their personal performance.

     The Committee seeks to accomplish the following objectives with respect to the Company’s executive compensation programs:
  Recruit, motivate and retain executives capable of meeting the Company’s strategic objectives;

  Provide incentives to encourage superior executive performance and successful financial results for the Company; and

  Align the interests of executives with the long-term interests of shareholders.
     The Committee seeks to achieve these objectives by:
  Establishing a compensation structure that is both market competitive and internally fair;

  Linking a substantial portion of compensation to the Company’s achievement of financial objectives and the individual’s contribution to the attainment of those objectives;

  Providing risk for underachievement and upward leverage for overachievement of goals; and

  Providing long-term equity-based incentives and encouraging direct share ownership by executives.
Setting Executive Compensation

     In fiscal 2009, the Committee engaged Radford Surveys & Consulting (“Radford”), a nationally recognized compensation consulting firm, to provide competitive compensation data and general advice on the Company’s compensation programs and policies for executive officers. During fiscal 2009, Radford performed a market analysis of the compensation paid by comparable high technology companies and provided the Committee with recommended compensation ranges for each executive position based on the competitive data. The source of information used by Radford for competitive comparisons in fiscal 2009 is the 2009 Radford High Technology Executive Compensation Survey, specifically targeting high technology companies nationwide with under $50M of revenues (the “Peer Group”). This Peer Group data was also used in fiscal 2010 by the Committee. In addition, the CEO provided the Committee with a detailed review of the performance of each executive officer other than himself, and made recommendations to the Committee with respect to the compensation packages including salary, bonus and equity awards for those officers based upon their contribution to the Company for the 2010 fiscal year.

     When compared to comparable positions at the competitive peer group companies, it is the Committee’s objective to target the base cash compensation level of executive officers at or below the 50th percentile, whereas the target for total annual compensation is at a level between the 25th and 75th percentiles. However, in determining the compensation of each executive officer, the Committee also considers a number of other factors, including recent Company and individual performance, the CEO’s recommendations and cost of living in the Northeast area. There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components. Instead, the Committee determines the mix of compensation for each executive officer based on its review of the competitive data and its subjective analysis of that individual’s performance and contribution to the Company’s financial performance.

Components of Compensation

     It is the Committee’s objective to have a portion of each executive officer’s compensation contingent upon our performance, as well as upon each executive officer’s own level of performance. Accordingly, the compensation package for each executive officer is comprised of three elements: (1) base salary, which reflects individual performance and is designed primarily to be competitive with salary levels in the industry, (2) cash bonuses, which reflect the achievement of Company performance objectives and goals and (3) long-term stock-based incentive awards, which strengthen the mutuality of interests between the executive officers and our stockholders.

Base Salary

     The Committee’s objective is to set annual base salary for each executive officer at or below the median 50th percentile when compared to the Peer Group. When compared to the data drawn from the Peer Group Radford survey, the base salary provided to our executive officers for the 2010 fiscal year was below the 25th percentile for most of our executive officers.

     For the 2010 fiscal year, the named executive officers’ base salaries were reduced by 10% for the period beginning November 1, 2009 and ending on June 30, 2010 pursuant to a Company wide temporary salary reduction plan. Salaries were reinstated effective July, 1, 2010. The table below shows fiscal 2009 and 2010 base salary rates for each named executive officer and the related salary decreases:

Name	Title	2009 Salary	2010 Salary	% Decrease
Scott J. Yetter	President and CEO	$250,000	$233,333	7%
Charles K. Rafferty	VP and GM North American	$175,000	$163,333	7%
	Operations
Stephen J. Gerrard	VP Marketing and Strategic	$175,000	$163,000	7%
	Planning

Annual Bonuses

     In General – The Company’s executive officers have the opportunity to earn annual cash incentive awards under the Company’s Short-Term Incentive Plan (the “STIP”). STIP cash awards are designed to reward executive performance while reinforcing the Company’s short-term strategic operating goals such as revenue and profitability against the operating plan. Each year, the Committee establishes a target award for each named executive officer based on either a percentage of base salary or a specific dollar amount. Annual bonus targets, as a percentage of salary, increase with executive rank so that for the more senior executives, a greater proportion of their total cash compensation is contingent upon annual performance. The bonus increase becomes greater for executives with revenue responsibility. The increased bonus helps manage the financial exposure of the Company by limiting its bonus payment if certain revenue and margin targets are not met. Conversely, if the revenue and margin targets are exceeded, the overall compensation of the revenue producing executives will exceed their peers. The current bonus plan for these revenue producing executives is in the 75th percentile. For non-revenue producing executives, it is the Committee’s intention to target annual bonuses at the 50th percentile of similar opportunities offered by the Peer Group companies, and for fiscal 2010 target annual incentive awards for most executive officers were at or below the 50th percentile when compared to the Peer Group.

     Fiscal 2010 Performance Measures and Payouts – Target awards for fiscal 2010 ranged from 50% to 100% of base salary for the executive officers and were payable based on the Committee’s review of both Company and individual performance. Company performance-based measures included annual revenue and earnings before interest, taxes, depreciation and amortization and stock option expense. During the continued global recession of fiscal year 2010, the Company had a cash loss of $1.3 million for the year.

     The table below details fiscal 2010 annual bonus targets and actual payouts for each of the named executive officers.

			2010		2010
		2010	Target	2010	Actual
		Target	Bonus	Actual	Bonus
Name	Title	Bonus ($)	(% Salary)	Bonus ($)	(% Salary)
Scott J. Yetter	President and CEO	$125,000	50%	-	-
Charles K. Rafferty	VP and GM North	$175,000 (1)	100%	$63,741	36%
	American Operations
Stephen J. Gerrard	VP Marketing and	$100,000	57%	-	-
	Strategic Planning
____________________

(1)	Mr. Rafferty was on a commission-based plan and was eligible to achieve up to 100% of his base salary as a targeted commission amount.

     For the 2011 fiscal year awards, the potential payout may range from 0–100% of target. However, based on the CEO’s recommendation, the Committee will have the discretion to increase the award for any executive officer, other than the CEO, by up to 50% of the target amount for that executive for exceptional performance by the Company or the executive. The Committee also has discretion to reduce the dollar amount of the awards otherwise payable to the executive officers for sub-par performance by the executive. The dollar amount of the 2011 annual bonus target for each executive officer remained at the same level in effect for that individual for the 2010 fiscal year, as detailed in the table above.

Long-Term Incentive Equity Awards

     Grants. A significant portion of each senior executive’s compensation is provided in the form of long-term incentive equity (“LTI”) awards. It is the Committee’s belief that properly structured equity awards are an effective method of aligning the long-term interests of senior management with those of the Company’s shareholders. Currently, all employees are eligible to receive LTI awards, however an increasing emphasis will be placed on higher level executives.

     The Committee establishes long-term incentive grant guidelines for eligible executive officers each year based on competitive annual grant data provided by Radford. Such data is determined by Radford using the Black-Scholes valuation method (“BSV”). With that approach, a competitive company’s long-term incentive grant value is established as a dollar value and then stratified into quartiles. The Committee then considers individual awards with a focus on targeting total annual compensation (base salary, plus STIP plus LTI) between the 25th to 75th percentile of that paid by the Peer Group. Actual grants are determined from this guideline, however individual performance, competitive total compensation amounts, internal equity pay considerations, and the potential impact on shareholder dilution and ASC 718 compensation expense are also considered. For the 2010 fiscal year, there were no grants awarded.

     There have not been any grants in the 2011 fiscal year.

     Market Timing of Equity Awards. The Compensation Committee does not engage in any market timing of the equity awards made to the executive officers or other award recipients, and accordingly, there is no established practice of timing our awards in advance of the release of favorable financial results or adjusting the award date in connection with the release of unfavorable financial developments affecting our business. Historically, options were generally granted on the first day of the month following an approved grant, with certain exception of bonus grants which may be granted on any given future date. Beginning in 2008, the Committee followed a grant practice of tying equity awards to its annual year-end review of individual performance and its assessment of Company performance. Accordingly, any equity awards to the executive officers were made on an annual basis during the fifth or sixth month of the succeeding fiscal year; i.e. November or December or at a time of promotion or an increase in responsibilities. This practice continued during fiscal 2009 and fiscal 2010 and will continue during fiscal 2011.

     CEO Employment Agreement – On September 14, 2007, the Company entered into an employment agreement with the CEO with an initial three-year term measured from the September 14, 2007 effective date and extended for additional one year periods unless cancelled or modified. The principal terms of the employment agreement are summarized in the section of this Amendment No. 1 to the Annual Report on Form 10-K entitled “Employment Agreements.” Pursuant to this agreement, Scott J. Yetter will become entitled to a severance benefit of six months of salary continuation and healthcare coverage at the Company’s expense, plus a pro-rated bonus, should his employment terminate under certain defined circumstances. The Committee believes the severance provided under this agreement is within a reasonable range when compared to severance packages in place for similar level executives in comparable companies.

Executive Benefits and Perquisites

     It is not our practice to provide our executive officers with any meaningful perquisites. Executive officers are eligible to participate in the Voxware, Inc. 401(k) Plan, a tax-qualified 401(k) defined contribution plan open to all employees and officers upon the same terms and conditions. In addition, all administrative employees, including executive officers, are eligible to receive standard health, disability, life and travel insurance, and vacation and holiday benefits.

IRC Section 162(m) compliance

     As a result of Section 162(m) of the Internal Revenue Code, publicly-traded companies, such as the Company, are not allowed a federal income tax deduction for compensation paid to the CEO and the four other highest paid executive officers, to the extent that such compensation exceeds $1 million per officer in any one year and does not otherwise qualify as performance-based compensation. The Company’s 2003 Stock Incentive Plan is structured so that compensation deemed paid to an executive officer in connection with the exercise of a stock option should qualify as performance-based compensation that is not subject to the $1 million limitation. For example, the restricted stock units granted to the executive officers in September 2007 and December 2007 will not qualify as performance-based compensation because the vesting of those awards is tied solely to continued service. In establishing the cash and equity incentive compensation programs for the executive officers, it is the Committee’s view that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason the Committee may deem it appropriate to continue to provide one or more executive officers with the opportunity to earn incentive compensation, including cash bonus programs tied to the Company’s financial performance, stock options and restricted stock unit awards, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. It is the Committee’s belief that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to the Company’s financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation. However, for the 2010 fiscal year, the total amount of compensation paid by the Company (whether in the form of cash payments or upon the exercise or vesting of equity awards) should be deductible and not affected by the Section 162(m) limitation.

COMPENSATION COMMITTEE REPORT

     Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) included in this Amendment No. 1 to the Annual Report on Form 10-K for the period ending June 30, 2010 with management. Based on that review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in this Amendment No. 1 to the Annual Report on Form 10-K for the period ending June 30, 2010.

By the Compensation Committee of the Board of
Directors of Voxware, Inc. as constituted on October 26, 2010

Joseph A. Allegra
Donald R. Caldwell
David J. Simbari

Summary Compensation Table

     The following table sets forth a summary for the fiscal year ended June 30, 2010 of the cash and non-cash compensation awarded, paid or accrued by us to our current chief executive officer, and our two other most highly compensated executive officers who served in such capacities in fiscal 2010 (collectively, the “named executive officers”). No other executive officers who would have otherwise been includable in such table on the basis of their compensation for the fiscal year ended June 30, 2010 have been excluded by reason of their termination of employment or change in executive status during that year.

						All
Name				Stock	Option	Other
and Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(2)	($)(3)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Scott J. Yetter	2010	$233,333	-	-	-	$2,047	$235,380
President and CEO
	2009	$250,000	$37,500	-	$46,023	$1,531	$335,054

Charles K. Rafferty	2010	$163,333	$63,741	-	-	$2,450	$229,524
VP and GM North American
Operations	2009	$175,000	$96,255	-	$30,682	$1,313	$303,250

Stephen J. Gerrard	2010	$163,333	-	-	-	$2,352	$165,685
VP Marketing and Strategic
Planning	2009	$175,000	$30,000	-	$67,759	$1,313	$274,072

____________________

(1)	The amounts in column (e) reflect the grant date fair value of stock awards granted during the fiscal year ended June 30, 2010, in accordance with ASC 718. Assumptions used in the calculation of this amount are included in footnote 7 to the Company’s audited financial statements for the fiscal year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2010.

(2)	The amounts in column (f) reflect the grant date fair value of stock options granted during the fiscal year ended June 30, 2010, in accordance with ASC 718. Assumptions used in the calculation of this amount are included in footnote 7 to the Company’s audited financial statements for the fiscal year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2010.

(3)	The amounts in column (i) reflect the 401k company match.

2010 Grants of Plan-Based Awards Table

     There were no grants of options with respect to the named executive officers during the fiscal year ended June 30, 2010.

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

Outstanding Equity Awards at Fiscal Year-End 2010 Table

     The following table provides a summary of equity awards outstanding at June 30, 2010 for each of our named executive officers.

	Option Awards				Stock Awards
	Number of	Number of				Market Value
	Securities	Securities			Number of	of Shares or
	Underlying	Underlying			Shares or	Units of Stock
	Unexercised	Unexercised	Option	Option	Units of Stock	that Have Not
	Options (#)	Options (#)	Exercise Price	Expiration	That Have	Vested
Name	Exercisable	Unexercisable	($)	Date	Not Vested	($)
(a)	(b)	(c)	(e) (9)	(f) (9)	(g) #	(h) (8)
Scott J. Yetter	61,141(1)	4,076(1)	$1.50	02/26/17	10,448(5)	$9,508
	115,419(2)	10,492(2)	$1.50	02/26/17	4,180(6)	$3,804
	54,348(10)	10,869(10)	$1.50	02/26/17
	11,250(3)	18,750(3)	$1.35	12/12/18
Charles K. Rafferty	63,767	0	$1.50	02/26/17	1,736(5)	$1,580
	16,100(2)	1,465(2)	$1.50	02/26/17	7,875(7)	$7,166
	7,330(4)	4,409(4)	$1.50	02/26/17
	7,500(3)	12,500(3)	$1.35	12/12/18
Stephen J. Gerrard	32,606	0	$1.50	02/26/17	1,736(5)	$1,580
	13,230(2)	1,204(2)	$1.50	02/26/17	7,875(7)	$7,166
	5,972(4)	3,593(4)	$1.50	02/26/17
	4,550(3)	12,500(3)	$1.35	12/12/18
	5,625(3)	22,500(3)	$1.24	04/06/19
____________________

(1)	25% of the option shares vest on the first anniversary of the September 1, 2006 grant date and the remaining option shares vest in a series of 12 quarterly installments over the three-year period measured from the first anniversary of the option grant date, subject to accelerated vesting upon a change in control of the Company or termination of employment under certain circumstances.

(2)	The option vests monthly over a three-year period from the September 4, 2007 grant date.

(3)	The option vests quarterly over a four-year period from the December 12, 2008 grant date.

(4)	The option vests monthly over a four-year period from the December 13, 2007 grant date.

(5)	The reported restricted stock units vest monthly over a 36-month period starting September 4, 2007.

(6)	The reported restricted stock units vest monthly over a 36-month period starting December 13, 2007.

(7)	The reported restricted stock units vest monthly over a 48-month period starting December 13, 2007.

(8)	The market value utilizes the closing market price of the Company stock on June 30, 2010 of $0.91 per share.

(9)	The option exercise price and option expiration date were changed in connection with the cancellation and reissuance of certain options discussed above.

(10)	The option vests monthly over a three-year period from the December 13, 2007 grant date.

2010 Pension Benefits

     The Company does not offer a pension plan.

2010 Non-Qualified Deferred Compensation

     The Company does not offer a non-qualified deferred compensation plan.

Employment Agreements

     On September 14, 2007, the Company and Scott J. Yetter entered into an Executive Employment Agreement pertaining to Mr. Yetter’s continued service as the Company’s President and Chief Executive Officer (the “Agreement”). The Agreement will continue, unless earlier terminated by the parties, until September 14, 2010 (the “Term”). The Term will be automatically extended for successive one-year periods unless either the Company or Mr. Yetter provides a written notice at least 90 days preceding the date of any such extension that such party does not intend to extend the Term. Mr. Yetter shall receive a base salary under the Agreement of at least $20,000 per month (“Base Salary”), which shall be subject to adjustment as determined by the Board in its sole discretion. Mr. Yetter will be eligible to receive an annual discretionary bonus determined by the Board based upon certain performance standards relating to the Company’s performance against its Business Plan in terms of revenue and profitability. Mr. Yetter’s bonus shall range from 0-50% of Mr. Yetter’s Base Salary, subject to achievement of performance goals. The Agreement provides that in the event the Company terminates Mr. Yetter at any time without “Cause” (as defined in the Agreement as: (i) a good faith finding by the Company of failure of Mr. Yetter to perform his assigned duties for the Company (not cured to the reasonable satisfaction of the Board of Directors of the Company within thirty (30) days of such finding), (ii) a material breach of the terms of the Agreement by Mr. Yetter, (iii) a material failure by Mr. Yetter to follow the Company’s policies and procedures; (iv) Mr. Yetter’s commission of dishonesty, gross negligence or misconduct, in connection with Mr. Yetter’s responsibilities in his position with the Company; or (v) the conviction of Mr. Yetter of, or the entry of a pleading of guilty or nolo contendere by Mr. Yetter to, any crime involving moral turpitude or any felony) or Mr. Yetter resigns for “Good Reason” (as defined in the Agreement as: (i) failure to maintain Mr. Yetter in a position commensurate with that of President and Chief Executive Officer; (ii) failure to pay, or a material reduction of, Mr. Yetter’s initial salary as stated in the Agreement; or (iii) relocation of the Company’s principal headquarters outside of a sixty (60) mile radius from Lawrenceville, New Jersey), Mr. Yetter will be entitled, for a period of six (6) months, to receive severance payments equal to his Base Salary in effect at that time, plus a prorated portion of his annual bonus. The severance amounts shall be paid in accordance with the Company’s payroll practices during the six (6) months. In addition, the Company shall (in accordance with the terms of the Company’s applicable medical plan) pay monthly COBRA medical insurance costs (as defined in the Agreement), if Mr. Yetter continues medical coverage under COBRA, for a period of six (6) months following such termination. The Agreement also contains customary provisions concerning confidentiality and non-competition.

     Upon a “Change of Control” of the Company, the option shares subject to Mr. Yetter’s September 4, 2007 stock option grant and restricted stock unit award will vest on an accelerated basis as if he had completed an additional twenty-four months of service at the time of the Change of Control. For purposes of the Agreement, a “change of control” is defined as: (i) The acquisition by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) (a “Person”) of beneficial ownership of any capital stock of the Company if, after such acquisition, such Person beneficially owns (within the meaning of Rule 13d-3 promulgated under the Exchange Act) 50% or more of either (x) the then-outstanding shares of common stock of the Company (the “Outstanding Company Common Stock”) or (y) the combined voting power of the then-outstanding securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”); provided, however, that for purposes of this subsection (i), the following acquisitions shall not constitute a “Change of Control”: (A) any acquisition directly from the Company (excluding an acquisition pursuant to the exercise, conversion or exchange of any security exercisable for, convertible into or exchangeable for common stock or voting securities of the Company, unless the Person exercising, converting or exchanging such security acquired such security directly from the Company or an underwriter or agent of the Company), (B) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, or (C) any acquisition by any corporation pursuant to a Business Combination (as defined below) which complies with clauses (x) and (y) of subsection (iii) of this definition; or (ii) Such time as the Continuing Directors (as defined below) do not constitute a majority of the Board (or, if applicable, the Board of Directors of a successor corporation to the Company), where the term “Continuing Director” means at any date a member of the Board (x) who was a member of the Board on the date of the initial adoption of the Agreement by the Board or (y) who was nominated or elected subsequent to such date by at least a majority of the directors who were Continuing Directors at the time of such nomination or election or whose election to the Board was recommended or endorsed by at least a majority of the directors who were Continuing Directors at the time of such nomination or election; or (iii) The consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving the Company or a sale or other disposition of all or substantially all of the assets of the Company (a “Business Combination”), unless, immediately following such Business Combination, each of the following two conditions is satisfied: (x) all or substantially all of the individuals and entities who were the beneficial owners of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of the then-outstanding shares of common stock and the combined voting power of the then-outstanding securities entitled to vote generally in the election of directors, respectively, of the resulting or acquiring corporation or other form of entity in such Business Combination (which shall include, without limitation, a corporation which as a result of such transaction owns the Company or substantially all of the Company’s assets either directly or through one or more subsidiaries) (such resulting or acquiring corporation or entity is referred to herein as the “Acquiring Corporation”) in substantially the same proportions as their ownership of the Outstanding Company Common Stock and Outstanding Company Voting Securities, respectively, immediately prior to such Business Combination and (y) no Person (excluding the Acquiring Corporation or any employee benefit plan (or related trust) maintained or sponsored by the Company or by the Acquiring Corporation) beneficially owns, directly or indirectly, 30% or more of the then-outstanding shares of common stock of the Acquiring Corporation, or of the combined voting power of the then-outstanding securities of such corporation entitled to vote generally in the election of directors (except to the extent that such ownership existed prior to the Business Combination) or (iv) Notwithstanding the foregoing, a Change of Control will not be deemed to have occurred in the case of a Management Buy Out. A “Management Buy Out” is any event which would otherwise be deemed a “Change of Control”, in which Mr. Yetter, directly or indirectly (as a beneficial owner) acquires equity securities, including any securities convertible into or exchangeable for equity securities, of the Company or the Acquiring Corporation in connection with any Change of Control, other than as compensation pursuant to a compensation plan approved by the Board).

Calculation of Potential Payments upon Termination or Change in Control

     The chart below quantifies the potential payments to Mr. Yetter under the Agreement based upon the following assumptions:

     (i) his employment terminated on June 30, 2010 under circumstances entitling him to severance benefits under the Agreement (dated September 14, 2007),

     (ii) as to any benefits tied to Mr. Yetter’s rate of base salary, the rate of base salary is assumed to be his rate of base salary as of June 30, 2010, and

     (iii) as to any benefits tied to a change in control, the change in control is assumed to have occurred on June 30, 2010 and the change in control consideration paid per share of outstanding Common Stock is assumed to be equal to the closing selling price of our Common Stock on June 30, 2010, which was $0.91 per share (as then reported on the NASDAQ Capital Market).

			Value of Option
		Salary and	Acceleration/
Name	Trigger	Bonus	Extension	Total Value
Scott J. Yetter,	Termination after Expiration of	$20,833 (1)	N/A	$20,833
President and	Term; for “Cause” or at Election
Chief Executive	of Employee
Officer
	Termination for Death or	$20,833 (2)	N/A	$20,833
	Disability

	Termination without “Cause” or	$193,984 (3)	$13,312 (4)	$207,295
	for “Good Reason” by Employee
	following “Change of Control”
____________________

(1)	Upon termination after expiration of term, for cause, or at election of the employee, Mr. Yetter is entitled to salary and prorated bonus payments through the last date of employment. This includes a monthly salary of $20,833 (less the mid-month payment of $10,417) plus the prorated bonus, or $10,417.

(2)	Upon termination for death or disability, Mr. Yetter is entitled to salary and prorated bonus payments through the end of the month in which employment ceased. This includes a monthly salary of $20,833 (less the mid-month payment of $10,917) plus the prorated bonus, or $10,417.

(3)	Upon termination without cause, or for good reason by the employee following change of control, Mr. Yetter is entitled to salary, prorated bonus and COBRA payments for a period of six months following termination.

(4)	Represents the intrinsic value of each stock option or other equity award outstanding on June 30, 2010 and which vests on an accelerated basis in connection with the “Change of Control” (accelerated vesting only occurs in the event of a “Change of Control” and not in connection with termination for “Good Reason” by Mr. Yetter) and is calculated by multiplying (i) the aggregate number of equity awards which vest on such an accelerated basis by (ii) the amount by which the $0.91 closing selling price of our Common Stock on June 30, 2010 exceeds any exercise price payable per vested share, or options valued at $0 and RSUs valued at $13,312. Upon termination in connection with a “Change of Control”, the unvested portion of Mr. Yetter’s RSUs (150,057 shares of Common Stock) immediately vest in a pro rata percent equal to the portion of the RSU which would have otherwise vested within the twenty-four month period following the Change of Control, or 14,628 shares of Common Stock under the RSU grant. Since all the options that would accelerate have exercise prices above $0.91, they would not have an impact.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of August 31, 2010 for (a) each of our current executive officers, (b) each of our current directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than five percent (5%) of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within sixty (60) days of August 31, 2010, pursuant to the exercise of options to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based upon 8,096,267 shares of our common stock outstanding on August 31, 2010. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Voxware, Inc., 300 American Metro Boulevard, Suite 155, Hamilton, New Jersey 08619.

	Shares Issuable	Shares of
	Pursuant to	Common Stock Beneficially Owned
	Options/Warrants
	Exercisable Within 60
	Days of
Name and address of Beneficial Owner	August 31, 2010	Number(1)	Percent
Stockholders owning approximately 5% or more
Edison Venture Fund V, L.P.(2)
1009 Lenox Drive #4, Lawrenceville, NJ 08648	801,388	3,800,544	42.71%

Cross Atlantic Technology Fund Entities(3)
5 Radnor Corporate Center #555
100 Matsonford Road, Radnor, PA 29087	371,891	2,419,228	28.57%

Scorpion Nominees Limited(4)
c/o Oracle Management Ltd.
85 Reid Street, Hamilton HM12, Bermuda	6,426	518,316	6.40%

Directors and Executive Officers
Joseph A. Allegra(5)	811,304	3,810,460	42.78%

Donald R. Caldwell(6)	381,807	2,429,144	28.65%

James L. Alexandre(7)	7,354	111,520	1.38%

Robert Olanoff(8)	7,019	7,019	**

Don Cohen(9)	5,423	5,423	**

David J. Simbari(10)	4,607	4,607	**

Scott J. Yetter(11)	265,847	371,169	4.43%

William G. Levering(12)	54,972	72,847	**

Charles K. Rafferty(13)	98,146	129,576	1.58%

Stephen J. Gerrard(14)	68,785	121,404	1.49%

	Shares Issuable	Shares of
	Pursuant to	Common Stock Beneficially Owned
	Options/Warrants
	Exercisable Within 60
	Days of
Name and address of Beneficial Owner	August 31, 2010	Number(1)	Percent
Krishna Venkatasamy(15)	70,898	103,455	1.27%

Executive officers and directors as a group (11 persons)	1,813,841	7,204,369	72.53%
____________________

**	Less than 1% of outstanding shares of our common stock.

(1)	Includes shares issuable pursuant to options/warrants exercisable within sixty (60) days of August 31, 2010.

(2)
Includes 2,999,156 shares of Common stock and 801,388 shares of Common stock issuable upon exercise of Common stock warrants. Collectively, Joseph A. Allegra, Ross Martinson, John Martinson and Gary Golding have voting and investment control over the shares of Common stock held by Edison Venture Fund V, L.P., but disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Mr. Allegra has served on our Board of Directors since June 2003. Mr. Martinson served on our Board of Directors from June 2003 to July 2006.

(3)
Includes 904,480 shares of Common stock and 257,605 shares of Common stock issuable upon exercise of Common stock warrants held by Cross Atlantic Technology Fund II, L.P., and 1,142,857 shares of Common stock and 114,286 shares of Common stock issuable upon exercise of Common stock warrants held by Co-Investment Fund II, L.P. Collectively, Donald R. Caldwell, President and Chief Executive Officer, Fred Tecce, Vice President, Richard M. Fox, Vice President, and Gerry McCrory, Vice President, have voting and investment control over the shares of Common stock held by Cross Atlantic Technology Fund II, L.P. and Co-Investment Fund II, L.P., but disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Mr. Caldwell has served on our Board of Directors since December 2004.

(4)
Includes 511,890 shares of Common stock and 6,426 shares of Common stock issuable upon exercise of Common stock warrants. Collectively, John O’Kelly-Lynch, President and Director, and William Spencer, Vice President and Director, have voting and investment control over the shares of Common stock held by Scorpion Nominees Limited, but disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein.

(5)
Includes 2,999,156 shares of Common stock and 801,388 shares of Common stock issuable upon the exercise of warrants owned by Edison Venture Fund V, L.P. The reporting person is a general partner of Edison Venture Fund V, L.P. and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Also includes 9,916 shares of Common stock issuable upon the exercise of stock options issued to Mr. Allegra.

(6)
Includes 904,480 shares of Common stock and 257,605 shares of Common stock issuable upon the exercise of warrants owned by Cross Atlantic Technology Fund II, L.P., and 1,142,857 shares of Common stock and 114,286 shares of Common stock issuable upon exercise of Common stock warrants held by Co-Investment Fund II, L.P. Also includes 9,916 shares of Common stock issuable upon the exercise of stock options issued to Mr. Caldwell. The reporting person is a general partner of Cross Atlantic Technology Fund II, L.P. and Co-Investment Fund II, L.P., and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(7)	Includes 104,166 shares of Common stock and 7,354 shares of Common stock issuable upon the exercise of stock options.

(8)	Reflects 7,019 shares of Common stock issuable upon the exercise of stock options.

(9)	Reflects 5,423 shares of Common stock issuable upon the exercise of stock options.

(10)	Reflects 4,607 shares of Common stock issuable upon the exercise of stock options.

(11)	Includes 96,959 shares of Common stock purchased from Restricted stock units, 265,847 issuable upon the exercise of stock options and 8,363 vested and undelivered Restricted stock units.

(12)	Includes 15,375 shares of Common stock purchased from Restricted stock units, 54,972 shares of Common stock issuable upon the exercise of stock options and 2,500 vested and undelivered Restricted stock units.

(13)	Includes 27,364 shares of Common stock purchased from Restricted stock units, 98,146 shares of Common stock issuable upon the exercise of stock options, and 4,067 vested and undelivered Restricted stock units.

(14)	Includes 48,552 shares of Common stock, 68,785 shares of Common stock issuable upon the exercise of stock options and 4,067 vested and undelivered Restricted stock units.

(15)	Includes 28,490 shares of Common stock purchased from Restricted stock units, 70,898 shares of Common stock issuable upon the exercise of stock options and 4,067 vested and undelivered Restricted stock units.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Board Independence

     Under NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Mr. Yetter, as an employee of the Company, has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has further determined that none of Messrs. Alexandre, Allegra, Caldwell, Cohen, Olanoff or Simbari has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Stock Market, LLC Marketplace Rules.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 17, 2010, we entered into a Securities Purchase Agreement with the Co-Investment Fund II, L.P., an existing stockholder and an affiliate of Cross Atlantic Technology Fund II, L.P. (the “Co-Investment Fund”), pursuant to which the Co-Investment Fund, subject to certain closing conditions and in two (2) closings (to be held contemporaneously with the closing of this Offer and the closing of the proposed reverse split, if any), shall purchase up to 1,956,522 shares of our newly created Series A Non-Participating Convertible Preferred Stock at a purchase price of $1.15 per share and three (3) year warrants to purchase shares of common stock with an exercise price of $1.00 per share (the “Series A Transaction”). The minimum aggregate purchase in the Series A Transaction is $1,250,000, with a maximum up to $2,250,000 in the aggregate. Proceeds from the Series A Transaction will be used for this Offer, the potential reverse split, if necessary, and matters related thereto.

     On October 4, 2010, the Company commenced a self-tender offer for shares of the Company’s common stock, at a per share purchase price of $1.00. The tender offer will expire at 5:00 p.m. on November 4, 2010, unless extended by Voxware. Tenders of shares must be made on or prior to the expiration of the tender offer and may be withdrawn at any time on or prior to the expiration of the tender offer. Stockholders whose shares are purchased in the tender offer will be paid $1.00 per share, net in cash, less any applicable withholding taxes and without interest, promptly after the expiration of the tender offer. The tender offer is subject to a number of terms and conditions described in the Offer to Purchase that was distributed to Voxware stockholders and will be funded by the proceeds form the Series A Transaction.

     On January 20, 2010, we commenced a formal tender offer which allowed our employees to exchange certain outstanding options to purchase shares of our common stock for new nonqualified options to purchase fewer shares of common stock with an exercise price per share equal to the closing price per share of our common stock on the new grant date. An option was eligible for exchange in the tender offer if it (i) was granted under the our 2003 Stock Incentive Plan, as amended and restated, (ii) had an exercise price per share equal to or greater than $2.25, (iii) was held by an active employee, including our executive officers and non-employee members of the board of directors, but excluding those who had resigned or given or received a written notice of their termination at any time before the expiration of the tender offer and (iv) was outstanding on the expiration date of the tender offer. Each option that was eligible for exchange in the tender offer that was properly tendered was canceled and a replacement option to purchase that number of shares of our common stock determined by dividing the number of shares of common stock underlying the canceled eligible option by 1.15 and rounding down to the next whole share was issued. The replacement options vest in accordance with the vesting schedule in place for the eligible option it replaced at the time of exchange. All eligible options that were tendered for exchange were canceled on February 25, 2010, and the replacement options were granted on February 26, 2010. Any eligible option not tendered for exchange in the tender offer remains outstanding in accordance with its terms. On February 26, 2010, pursuant to the offer, we cancelled options to purchase 806,596 shares of common stock and granted the replacement options to purchase 701,334 shares of common stock. Each option has a new seven-year term and has an exercise price of $1.50 per share. There was no additional compensation expense that had to be recognized in the financial statements on account of this transaction.

     Otherwise, during the sixty (60) days prior to August 31, 2010, Voxware and its executive officers and directors did not affect any transactions in the common stock.

ITEM 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Other Matters

     The following table summarizes the fees of BDO USA, LLP, our independent registered public accounting firm, billed for each of the last two fiscal years for audit services and other services:

Fee Category	2010		2009
Audit Fees	$210,500	(1)	$211,000	(2)
Audit-Related Fees	--		--
Tax Fees	$56,027	(3)	$35,350	(4)
Total Fees	$266,527		$246,350

____________________

(1)	Consists of fees for professional services rendered in connection with the review of our financial statements for the fiscal quarters ended September 30, 2009, December 31, 2009 and March 31, 2010, the audit of our financial statements for the fiscal year ended June 30, 2010 and the review of certain regulatory filings.

(2)	Consists of fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended June 30, 2009 and for the review of our financial statements for the fiscal quarters ended September 30, 2008, December 31, 2008 and March 31, 2009.

(3)	Consists of fees for preparation and review of tax returns during the fiscal year ended June 30, 2010.

(4)	Consists of fees for preparation and review of tax returns during the fiscal year ended June 30, 2009.

Pre-Approval Policies and Procedures

     None of the audit-related fees billed in 2010 related to services provided under the de minimis exception to the Audit Committee pre-approval requirements.

     The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee, or the engagement is entered into pursuant to one of the pre-approval procedures described below.

     From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided, and is also generally subject to a maximum dollar amount.

     The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

None

(b) Exhibits

Exhibit
No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
____________________

*	Filed herewith.

(c) Financial Statements Schedules

None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

Voxware, Inc.

By: /s/ Scott J. Yetter
Scott J. Yetter
President and Chief Executive Officer

Date: October 28, 2010

     In accordance with the Exchange Act, this report has been signed below be the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. Allegra	Chairman and Director	October 28, 2010
Joseph A. Allegra

/s/ Scott J. Yetter	President and Chief Executive Officer	October 28, 2010
Scott J. Yetter	(principal executive officer)

/s/ William G. Levering, III	Chief Financial Officer	October 28, 2010
William G. Levering, III	(principal financial
and principal accounting officer)

/s/ James L. Alexandre	Director	October 28, 2010
James L. Alexandre

/s/ Donald R. Caldwell	Director	October 28, 2010
Donald R. Caldwell

/s/ Don Cohen	Director	October 28, 2010
Don Cohen

/s/ Robert Olanoff	Director	October 28, 2010
Robert Olanoff

/s/ David J. Simbari	Director	October 28, 2010
David J. Simbari